Form 10-Q
period 2008-06-30
Energy Recovery, Inc.
filed 2008-08-13
CIK 1421517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34112
Energy Recovery, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0616867
(State of Incorporation)	(IRS Employer Identification No.)

1908 Doolittle Drive San Leandro, CA 94577	94577
(Address of Principal Executive Offices)	(Zip Code)

(510) 483-7370
(Telephone No.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of July 31, 2008, there were 50,006,385 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$1,655	$240
Restricted cash	—	366
Accounts receivable, net of allowance for doubtful accounts of $85 and $121 at June 30, 2008 and December 31, 2007, respectively	12,595	12,849
Unbilled receivables, current	2,693	1,733
Notes receivable from stockholders	1	20
Inventories	7,060	4,791
Deferred tax assets, net	1,052	1,052
Prepaid expenses and other current assets	3,774	369

Total current assets	28,830	21,420
Unbilled receivables, non-current	2,544	2,457
Restricted cash, non-current	—	1,221
Property and equipment, net	1,736	1,671
Intangible assets, net	329	345
Deferred tax assets, non-current, net	148	148
Other assets, non-current	51	42

Total Assets	$33,638	$27,304

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,834	$1,697
Accrued expenses and other current liabilities	5,362	1,868
Liability for early exercise of stock options	1	20
Income taxes payable	455	1,154
Accrued warranty reserve	250	868
Deferred revenue	487	488
Customer deposits	835	318
Current portion of long-term debt	172	172
Current portion of capital lease obligations	37	38

Total current liabilities	9,433	6,623
Long-term debt	471	557
Capital lease obligations, non-current	46	63

Total Liabilities	9,950	7,243

Commitments and Contingencies (Note 8)

Stockholders’ Equity: (Note 2)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 39,825,782 and 39,777,446 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	40	40
Additional paid-in capital	21,131	20,762
Notes receivable from stockholders	(340)	(835)
Accumulated other comprehensive loss	(18)	(5)
Retained earnings	2,875	99

Total Stockholders’ Equity	23,688	20,061

Total Liabilities and Stockholders’ Equity	$33,638	$27,304

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenue	$11,961	$3,452	$21,081	$10,591
Cost of revenue(1)	3,951	1,574	7,625	4,428

Gross profit	8,010	1,878	13,456	6,163
Operating expenses:
Sales and marketing(1)	1,453	1,224	2,796	2,415
General and administrative(1)	2,854	960	5,515	1,733
Research and development(1)	536	440	1,045	829

Total operating expenses	4,843	2,624	9,356	4,977

Income (loss) from operations	3,167	(746)	4,100	1,186
Other income (expense):
Interest expense	(24)	(8)	(45)	(25)
Interest and other income (expense)	(23)	22	624	36

Income (loss) before provision for income taxes	3,120	(732)	4,679	1,197
Provision for income taxes	1,291	(308)	1,903	502

Net income (loss)	$1,829	$(424)	$2,776	$695

Earnings (loss) per share:
Basic	$0.05	$(0.01)	$0.07	$0.02

Diluted	$0.04	$(0.01)	$0.07	$0.02

Number of shares used in per share calculations:
Basic	39,827	38,560	39,816	38,416

Diluted	42,284	38,560	42,240	40,747

(1)	Includes stock-based compensation expense.

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash Flows From Operating Activities
Net income	$2,776	$695
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	238	134
Interest accrued on notes receivables from stockholders	(9)	(16)
Stock-based compensation	320	476
Gain on foreign currency transactions	(586)	—
Provision for doubtful accounts	1	(13)
Provision for warranty claims	(550)	7
Provision for excess or obsolete inventory	53	—
Changes in operating assets and liabilities:
Accounts receivable	839	314
Unbilled receivables	(1,047)	280
Inventories	(2,322)	(2,090)
Prepaid and other assets	(3,409)	(122)
Accounts payable	137	342
Accrued expenses and other liabilities	3,427	(395)
Income taxes payable	(699)	(494)
Deferred revenue	(1)	81
Customer deposits	517	7

Net cash used in operating activities	(315)	(794)

Cash Flows From Investing Activities
Capital expenditures	(286)	(297)
Restricted cash	1,587	153
Other	(1)	(26)

Net cash provided by (used in) investing activities	1,300	(170)

Cash Flows From Financing Activities
Proceeds from long-term debt	—	177
Repayment of long-term debt	(86)	(33)
Repayment of revolving note, net	—	(438)
Repayment of capital lease obligation	(18)	(21)
Net proceeds from issuance of common stock	35	5,004
Repayment of notes receivables from stockholders	518	10
Other short term financing activities	(6)	367

Net cash provided by financing activities	443	5,066

Effect of exchange rate differences on cash and cash equivalents	(13)	(3)

Net change in cash and cash equivalents	1,415	4,099
Cash and cash equivalents, beginning of period	240	42

Cash and cash equivalents, end of period	$1,655	$4,141

Supplemental disclosure of cash flow information
Cash paid for interest	$45	$27

Cash paid for income taxes	$2,603	$996

Supplemental disclosure of non-cash transactions
Issuance of common stock in exchange for notes receivable from stockholders	$14	$49

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 —	The Company

Description of Business

Energy Recovery, Inc. (“the Company” or “ERI”) was established in 1992, and is a leading global developer and manufacturer of highly efficient energy recovery devices utilized in the water desalination industry. The Company operates primarily in the sea water reverse osmosis (“SWRO”) segment of the industry, which uses pressure to drive sea water through filtering membranes to produce fresh water. The Company’s primary energy recovery device is the PX Pressure Exchanger® (PX®), which helps optimize the energy intensive SWRO process by reducing energy consumption by up to 60% as compared to the same process without any energy recovery devices. Products are manufactured in the United States of America (“U.S.”) at ERI’s headquarters located in San Leandro, California, and shipped from this location to specified customer locations worldwide. The Company has direct sales offices and technical support centers in Madrid, Dubai, Shanghai and Fort Lauderdale and the research and development center is located in San Leandro, California.

The Company was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001. The Company incorporated its wholly owned subsidiaries, Osmotic Power, Inc., Energy Recovery, Inc. International and Energy Recovery Iberia, S.L. in September 2005, July 2006 and September 2006, respectively.

Note 2 —	Initial Public Offering of Energy Recovery, Inc.

On July 2, 2008, the Company sold 14,000,000 shares of its common stock in its initial public offering (“IPO”) at $8.50 per share, before underwriting discounts and commissions. Of the 14,000,000 shares sold in the offering, 8,078,566 shares were sold by the Company and 5,921,434 shares were sold by selling stockholders. On July 9, 2008, the underwriters exercised their option to purchase an additional 2,100,000 shares from the Company at the IPO price to cover overallotments. The Company received net proceeds of approximately $77.1 million from these transactions.

Note 3 —	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its foreign wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2007, included in the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 27, 2008.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may materially differ from those estimates. The Company’s most significant estimates and judgments involve the determination of revenue recognition, allowance for doubtful accounts, allowance for product warranty, valuation of the Company’s stock and stock-based compensation, reserve for excess and obsolete inventory, deferred taxes and valuation allowances on deferred tax assets.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Restricted Cash

The Company has irrevocable letters of credit with a bank securing performance under contracts with customers. At December 31, 2007, the outstanding amounts with the bank were $1.6 million. The Company has deposited a corresponding amount into a certificate of deposit that secures the letters of credit. During the six months ended June 30, 2008, the letters of credit were secured by amounts available under a new line of credit and the restriction on cash deposits was released.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”). The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title occurs, fixed pricing is determinable and collection is probable. Transfer of title typically occurs upon shipment of the equipment pursuant to a written purchase order or contract. The portion of the sales agreement related to the field services and training for commissioning of a desalination plant is deferred per guidance of Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, by applying the residual value method. Under this method, revenue allocated to undelivered elements is based on vendor-specific objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to the delivered elements. Vendor specific objective evidence of fair value for such undelivered elements is based upon the price we charge for such product or service when it is sold separately. The Company may modify its pricing in the future, which could result in changes to our vendor specific objective evidence of fair value for such undelivered elements. The services element of our contracts represents an incidental portion of the total contract price.

Under the Company’s revenue recognition policy, evidence of an arrangement has been met when it has an executed purchase order or a stand-alone contract. Typically, our smaller projects utilize purchase orders that conform to our standard terms and conditions that require the customer to remit payment generally within 30 to 90 days from product delivery. In some cases, if credit worthiness cannot be determined, prepayment is required from the smaller customers.

For our large projects, stand-alone contracts are utilized. For these contracts, consistent with industry practice, the customers typically require their suppliers, including the Company, to accept contractual holdback provisions whereby the final amounts due under the sales contract are remitted over extended periods of time. These retention payments typically range between 10% and 20%, and in some instances up to 30%, of the total contract amount and are due and payable when the customer is satisfied that certain specified product performance criteria have been met upon commissioning of the desalinization plant, which in the case of the Company’s PX device may be 12 months to 24 months from the date of product delivery as described further below.

The specified product performance criteria for the Company’s PX device generally pertains to the ability of the Company’s product to meet its published performance specifications and warranty provisions, which the Company’s products have demonstrated on a consistent basis. This factor, combined with the Company’s historical performance metrics measured over the past 10 years, provides management with a reasonable basis to conclude that its PX device will perform satisfactorily upon commissioning of the plant. To ensure this successful product performance, the Company provides service, consisting principally of supervision of customer personnel, and training to the customers during the commissioning of the plant. The installation of the PX device is relatively simple, requires no customization and is performed by the customer under the supervision of Company personnel. The Company defers the fair value of the service and training component of the contract and recognizes such revenue as services are rendered. Based on these factors, management has concluded that delivery and performance have been completed when the product has been delivered (title transfers) to the customer.

The Company performs an evaluation of credit worthiness on an individual contract basis, to assess whether collectibility is reasonably assured. As part of this evaluation, management considers many factors about the individual customer, including the underlying financial strength of the customer and/or partnership consortium and management’s prior history or industry specific knowledge about the customer and its supplier relationships. To date, the Company has been able to conclude that collectibility was reasonably assured on its sales contracts at the time the product was delivered and title has transferred; however, to the extent that management concludes that it is unable to determine that collectibility is reasonably assured at the time of product delivery, the Company will defer all or a portion of the contract amount based on the specific facts and circumstances of the contract and the customer.

Under the stand-alone contracts, the usual payment arrangements are summarized as follows:

•	an advance payment, typically 10% to 20% of the total contract amount, is due upon execution of the contract;

•	a payment upon delivery of the product, typically in the range of 50% to 70% of the total contract amount, is due on average between 120 and 150 days from product delivery, and in some cases up to 180 days; and

•	a retention payment, typically in the range of 10% to 20%, and in some cases up to 30%, of the total contract amount is due subsequent to product delivery as described further below.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Under the terms of the retention payment component, the Company is generally required to issue to the customer a product performance guarantee that takes the form of a collateralized letter of credit, which is issued to the customer approximately 12 to 24 months after the product delivery date. The letter of credit is collateralized by the Company’s line of credit. The letter of credit remains in place for the performance period as specified in the contract, which is generally 12 to 24 months, and, in some instances, up to 36 months. The performance period generally runs concurrent with the Company’s standard product warranty period. Once the letter of credit has been put in place, the Company invoices the customer for this final retention payment under the sales contract. During the time between the product delivery and the issuance of the letter of credit, the amount of the final retention payment is classified on the balance sheet as unbilled receivable, of which a portion may be classified as long term to the extent that the billable period extends beyond one year. Once the letter of credit is issued, the Company invoices the customer and reclassifies the retention amount from unbilled receivable to accounts receivable where it remains until payment, typically 120 to 150 days after invoicing. (See Note 4 — Balance Sheet Information: Unbilled Receivables).

The Company does not provide its customers with a right of product return. However, the Company will accept returns of products that are deemed to be damaged or defective when delivered that are covered by the terms and conditions of the product warranty. Product returns have not been significant. Reserves are established for possible product returns related to the advance replacement of products pending the determination of a warranty claim.

Shipping and handling charges billed to customers are included in sales. The cost of shipping to customers is included in cost of revenue.

The Company sells its product to resellers and engineering, procurement and construction (“EPC”) companies which are not subject to sales tax. Accordingly, the adoption of EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation), does not have an impact on the Company’s consolidated financial statements.

Warranty Costs

The Company sells products with a limited warranty for a period of one to two years. In August 2007, the Company modified the warranty to offer a five-year term on the ceramic components for new sales agreements executed after August 7, 2007. The Company accrues for warranty costs based on estimated product failure rates, historical activity and expectations of future costs. The Company periodically evaluates and adjusts the warranty costs to the extent actual warranty costs vary from the original estimates.

The Company may offer extended warranties on an exception basis and these are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts for Sales of Extended Warranties.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), issued by FASB. SFAS 109 requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided if, based upon the available evidence, management believes it is more likely than not that some or all of the deferred assets will not be realized or the use of prior years’ net operating losses may be limited.

In July, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

provisions of FIN 48 on January 1, 2007. Measurement under FIN 48 is based on judgment regarding the largest amount that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. The total amount of unrecognized tax benefits as of the date of adoption was immaterial. As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of its income taxes.

The Company’s operations are subject to income and transaction taxes in the U.S. and in foreign jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years from 1997 to 2007 remain open in various taxing jurisdictions.

Stock-Based Compensation—Employees

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The assumptions used to estimate the fair value of stock options during the three and six month periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected term	5 years	5 years	5 years	5 years
Expected volatility	50%	50%	50%	50%
Risk-free interest rate	3.34%	4.92%	3.34%	4.92%
Dividend yield	0%	0%	0%	0%

The absence of an active market for the Company’s common stock prior to its IPO in July 2008 required management and the board of directors to estimate the fair value of its common stock for purposes of granting options and for determining stock-based compensation expense. In response to these requirements, management and the board of directors estimated the fair market value of common stock based on factors such as the price of the most recent common stock sales to investors, the valuations of comparable companies, the status of its development and sales efforts, cash and working capital amounts, revenue growth, and additional objective and subjective factors relating to its business on an annual basis.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Stock-based compensation expense related to awards granted and or modified to employees was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cost of revenue	$8	$25	$31	$50
Sales and marketing	22	88	90	158
General and administrative	47	81	137	186
Research and development	13	35	45	70

	$90	$229	$303	$464

To calculate the excess tax benefits available as of the date of adoption for use in offsetting future tax shortfalls, the Company elected the “short-form” method in accordance with FASB Staff Position FAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

Stock-Based Compensation—Non-Employees

The Company accounts for awards granted to non-employees other than members of the Company’s board of directors in accordance with SFAS 123 and the EITF Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, which require such awards to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying awards vest. The Company amortizes compensation expense related to non-employee awards in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Stock-based compensation expense related to awards granted and/or modified to non-employees was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales and marketing	$7	$8	$12	$10
General and administrative	2	2	5	2

	$9	$10	$17	$12

See Note 9—Stockholders’ Equity for additional information.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to display comprehensive income and its components as part of the Company’s full set of consolidated financial statements. Comprehensive income is composed of net income and other comprehensive income, including currency translation adjustments.

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$1,829	$(424)	$2,776	$695

Other comprehensive income (loss):
Foreign currency translation	(7)	(3)	(13)	(3)

Comprehensive income (loss)	$1,822	$(427)	$2,763	$692

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items.

The carrying amount of long-term debt reasonably approximates its fair value as the majority of the borrowings are at interest rates that fluctuate with current market conditions.

The Company has determined that it is not practicable to estimate the fair value of its non-current unbilled receivables as there is no ready market for such instruments. See Note 4 — Balance Sheet Information: Unbilled Receivables for additional information.

Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share, the following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator:
Net income (loss)	$ 1,829	$ (424)	$ 2,776	$ 695

Denominator:
Weighted average common shares outstanding	39,827	38,560	39,816	38,416
Effect of dilutive securities:
Nonvested shares	18	—	10	6
Stock options	561	—	545	353
Warrants	1,878	—	1,869	1,972

Total shares for purpose of calculating diluted net income per share	42,284	38,560	42,240	40,747

Earnings (loss) per share:
Basic	$ 0.05	$ (0.01)	$ 0.07	$ 0.02

Diluted	$ 0.04	$ (0.01)	$ 0.07	$ 0.02

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following potential common shares were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Nonvested shares	—	11	—	117
Stock options	252	679	233	459
Warrants	—	2,015	—	—

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for the Company beginning in the first quarter of 2008. The adoption of SFAS 157 for financial assets and financial liabilities in the first six months of 2008 did not have a significant impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 was effective for the Company beginning in the first quarter of 2008. The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development (“R&D”) activities to be recorded as assets and the payments to be expensed when the R&D activities are performed. EITF 07-3 applies prospectively to new contractual arrangements entered into beginning in the first quarter of 2008. Prior to adoption, the Company recognized these non-refundable advance payments as an expense upon payment. The adoption of EITF 07-3 did not have a significant impact on the Company’s consolidated financial statements.

In December 2007, the SEC issued SAB 110 to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS 123R. SAB 110 was effective for the Company beginning in the first quarter of 2008. The Company has not used the simplified method and the adoption of SAB 107, as amended by SAB 110, did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will change how business acquisitions are accounted for. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141(R) is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affected an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4 —	Balance Sheet Components

Unbilled Receivables

The Company has unbilled receivables pertaining to customer contractual holdback provisions, whereby the Company invoices the final retention payment(s) due under its sales contracts in periods generally ranging from 12 to 24 months after the product has been shipped to the customer and revenue has been recognized.

Long-term unbilled receivables as of June 30, 2008 and December 31, 2007 consisted of unbilled receivables from customers due more than one year subsequent to period end. The customer holdbacks represent amounts intended to provide a form of security for the customer rather than a form of long-term financing; accordingly, these receivables have not been discounted to present value. At June 30, 2008, the expected payment schedule for these accounts was as follows (in thousands):

June 30,
2008

2009	$2,252
2010	292

$2,544

Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007

Raw materials	$2,444	$2,974
Work in process	487	75
Finished goods	4,129	1,742

	$7,060	$4,791

Excess and obsolete reserves included in inventory at June 30, 2008, December 31, 2007 were $156,000 and $102,000, respectively.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007

Prepaid IPO Costs	$3,363	$166
Prepaid insurance	101	32
Other prepaid expenses	310	171

	$3,774	$369

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Accrued payroll and commission expenses	$1,698	$1,014
Collaboration fees	1,570	—
Professional fees	1,176	180
Inventory in transit	214	393
Other accrued expenses and current liabilities	704	281

	$5,362	$1,868

Note 5 — Long-Term Debt

As of June 30, 2008, long term debt consisted of two promissory notes payable. Future minimum principal payments due under long-term debt arrangements consist of the following (in thousands):

June 30,
2008

2008 (remaining six months)	$86
2009	172
2010	172
2011	128
2012	85

$643

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

On March 27, 2008 the Company entered into a new credit agreement with its existing financial institution that replaced a $2.0 million credit facility and $3.5 million revolving note. The new credit facility allows borrowings of up to $9.0 million on a revolving basis at LIBOR plus 2.75%. This new credit facility expires on September 30, 2008 and is secured by the Company’s accounts receivable, inventories, property, equipment and other intangibles except intellectual property. The Company is subject to certain financial and administrative covenants under the new credit agreement. As of June 30, 2008, the Company was in compliance with all financial covenants. There were no outstanding borrowings under the credit agreement as of June 30, 2008.

During the periods presented, the Company provided certain customers with irrevocable standby letters of credit to secure its obligations for the delivery of products and performance guarantees in accordance with sales arrangements. These letters of credit were issued under the Company’s revolving note credit facility and generally terminate within 12 to 24 months and, in some instances, up to 36 months from issuance. At June 30, 2008 and December 31, 2007, the amounts outstanding on the letters of credit totaled approximately $7.2 million and $2.2 million, respectively.

Note 6 — Capital Leases

The Company leases certain equipment under agreements classified as capital leases. The terms of the lease agreements generally range up to five years.

Future minimum payments under capital leases consist of the following (in thousands):

June 30,
2008

2008 (remaining six months)	$25
2009	43
2010	28

Total future minimum lease payments	96
Less: amount representing interest	(13)

Present value of net minimum capital lease payments	83
Less: current portion	(37)

Long-term portion	$46

Note 7 — Income Taxes
          The Company’s effective tax rate for the six months ended June 30, 2008 and 2007 was 41% and 42%, respectively. These effective tax rates differ from the U.S. statutory rate principally due to the effect of state income taxes and non-deductible stock based compensation.
          There have been no material changes to the Company’s income tax position during the six months ended June 30, 2008.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Note 8 — Commitments and Contingencies

Lease Obligations

The Company leases facilities under fixed non-cancelable operating leases that expire on various dates through June 2010. Future minimum lease payments consist of the following (in thousands):

June 30,
2008

2008 (remaining six months)	$248
2009	425
2010	162

$835

Warranty

Changes in the Company’s accrued warranty reserve and the expenses incurred under its warranties were as follows (in thousands):

June 30,
2008
Balance 12/31/07	$868
Warranty costs charged to cost of revenue	138
Utilization of warranty	(68)
Reduction of extended warranty reserve	(688)

Balance 6/30/08	$250

During the three months ended June 30, 2008, the Company reduced its accrued warranty reserve by $688,000 to reflect the cancellation of an extended product warranty contract and the related elimination of the estimated warranty liability.

Purchase Obligations

The Company did not have any non-cancelable contractual purchase obligations with its vendors at June 30, 2008.

The Company had purchase order arrangements with its vendors for which it had not received the related goods or services at June 30, 2008. These arrangements are subject to change based on the Company’s sales demand forecasts and the Company has the right to cancel the arrangements prior to the date of delivery. The majority of these purchase order arrangements were related to various key raw materials and components parts. As of June 30, 2008, the Company had approximately $6.8 million of open purchase order arrangements.

Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with customers. Under these provisions the Company generally indemnifies and holds harmless

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2008 and December 31, 2007.

In certain cases, the Company issues product performance guarantees to its customers for amounts ranging from 10% to 30% of the total sales agreement to endorse the warranty of design work, fabrication and operating performance of the PX device. These guarantees are issued under the Company’s credit facility (see Note 5) and were collateralized by restricted cash through March 27, 2008 (see Note 3). These guarantees typically remain in place for periods ranging from 12 to 24 months and, in some instances, up to 36 months, which relate to the underlying product warranty period.

Employee Agreements

The Company has employment agreements with certain executives covering terms of up to 30 months which provide for, among other things, annual base salary.

Litigation

The Company is not currently a party to any material litigation, and the Company is not aware of any pending or threatened litigation against it that the Company believes would adversely affect its business, operating results, financial condition or cash flows. However, in the future, the Company may be subject to legal proceedings in the ordinary course of business.

Note 9 — Stockholders’ Equity

Common Stock

In March 2008, the board of directors approved an increase in the number of common shares authorized for issuance from 45,000,000 shares to 200,000,000 shares, effective immediately prior to the effectiveness of the IPO. In July 2008, the Company issued 10,178,566 shares of common stock in its IPO (see Note 2).

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Stock Option Plans

Options issued under the 2001 Stock Option Plan and the 2002, 2004, and 2006 Stock Option/Stock Issuance Plans may be exercised prior to vesting, with the underlying shares subject to the Company’s right of repurchase, which lapses over the vesting term. At December 31, 2007, 56,879 shares of common stock were outstanding subject to the Company’s right of repurchase at prices ranging from $0.20 to $1.00 per share. At June 30, 2008, 2,917 shares of common stock were outstanding subject to the Company’s right to repurchase at $.25 per share. As of June 30, 2008 and December 31, 2007, the outstanding balances of the full recourse promissory notes related to unvested shares were $1,000 and $20,000, respectively, as described below. As a result, the promissory notes related to the exercise of the unvested shares and the corresponding aggregate exercise price for these shares have been recorded as notes receivable from stockholders and liability for early exercise of stock options in the accompanying consolidated balance sheet, and are transferred into common stock and additional paid-in capital as the shares vest.
In connection with the IPO in July 2008, the Company’s board of directors adopted the 2008 Equity Incentive Plan (“2008 Plan”) which became effective immediately preceding the effectiveness of the IPO. The 2008 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards. Under this plan, 1,400,000 shares of common stock are reserved for future issuance, of which 910,000 shares were approved for issuance at an exercise price equal to the IPO price on the date of the IPO. The 2008 Plan does not allow options to be exercised prior to vesting.

Early Exercise of Employee Options

In accordance with EITF Issue No. 23, Issues Related to the Accounting for Stock Compensation under APB 25 and FIN 44, shares purchased by employees pursuant to the early exercise of stock options are not deemed to be issued until all restrictions on such shares lapse (i.e., the employee is vested in the award). Therefore, consideration received in exchange for exercised and restricted shares related to the early exercise of stock options is recorded as a liability for early exercise of stock options in the accompanying consolidated balance sheets and will be transferred into common stock and additional paid-in capital as the restrictions on such shares lapse.

In February 2005, options to purchase 4,293,958 shares of common stock were exercised by the signing of full recourse promissory notes totaling $948,000. The notes bear interest at 3.76% and are due in February 2010. The interest rate on the notes was deemed to be a below market rate of interest resulting in a deemed modification in exercise price of the options. As a result, the Company is accounting for these options as variable option awards until the employee is vested in the award. Of the $948,000 of promissory notes, notes in an aggregate amount of $552,000 were issued by executive officers and directors. These notes were paid in full by the end of the first quarter in 2008, including principal and interest, for a total of $606,000. During the second quarter of 2008, the Company repurchased and subsequently cancelled 22,017 unvested shares for a total of $6,000. As of June 30, 2008, there were 2,917 unvested shares outstanding that were classified as $1,000 in current liabilities.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

For the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007, the Company recorded $7,000, $188,000, $142,000, and $383,000, respectively, of stock-based compensation related to the options exercised with promissory notes.

For the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007, the Company adopted SFAS 123R and recognized stock-based compensation of $92,000, $51,000, $178,000 and $93,000, respectively.

The following table summarizes the stock option activity under the Company’s stock option plans:

	Options Outstanding
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value (in
	Shares	Price	Life (in years)	thousands)(1)

Balance 12/31/07	1,280,608	$2.38	8.6	$3,355

Granted	92,400	5.00	—	—
Exercised	(17,291)	2.03	—	—
Forfeited	(53,750)	4.07	—	—

Balance 6/30/08	1,301,967	2.50	8.2	$7,808

Vested and exercisable as of June 30, 2008	545,279	$1.77	7.8	$3,668

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s stock as of period end, based on the IPO price of $8.50 per share.

The following table summarizes options outstanding after exercises and cancellations as of June 30, 2008:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Outstanding and	Contractual	Exercise	Vested and	Exercise
Range of Exercise Prices	Exercisable	Life	Price	Exercisable	Price
$1.00	460,208	7.3	$1.00	308,520	$1.00
$2.65	599,959	8.4	$2.65	223,709	$2.65
$5.00	241,800	9.4	$5.00	13,050	$5.00

	1,301,967			545,279

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Note 10 — Business Segment and Geographic Information

The Company manufactures and sells high efficiency energy recovery products and related services and operates under one segment. The Company’s chief operating decision maker is the chief executive officer (“CEO”). The CEO reviews financial information presented on a consolidated basis, accompanied by desegregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable segment.

The following geographic information includes net revenue to the Company’s domestic and international customers based on the customers’ requested delivery locations, except for certain cases in which the customer directed us to deliver the Company’s products to a location that differs from the known ultimate location of use. In such cases, the ultimate location of use, rather than the delivery location, is reflected in the table below (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Domestic revenue	$1,146	$469	$1,867	$963
International revenue	10,815	2,983	19,214	9,628

Total revenue	$11,961	$3,452	$21,081	$10,591

Revenue by country:
Spain	38%	8%	24%	40%
China	14	9	11	8
United States	10	14	9	9
Canada	9	13	7	9
Egypt	3	17	3	10
United Arab Emirates	*	14	*	5
Turkey	*	12	3	4
Algeria	*	*	21	*
Others	26	13	22	15

Total	100%	100%	100%	100%

*	Less than 1%.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Approximately 90% of the Company’s long-lived assets were located in the United States at June 30, 2008 and December 31, 2007.

Note 11 — Concentrations

Concentration of Credit Risk

Cash is placed on deposit in major financial institutions in the U.S. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

The Company’s accounts receivable are derived from sales to customers in the water desalination industry located around the world. The Company generally does not require collateral to support customer receivables, but frequently requires letters of credit securing payment. The Company performs ongoing evaluations of its customers’ financial condition and periodically reviews credit risk associated with receivables. For sales with customers outside the U.S. (see Note 10—Business Segment and Geographic Information), the Company also obtains credit risk insurance to minimize credit risk exposure. An allowance for doubtful accounts is determined with respect to receivable amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management’s estimates, and such differences could be material to the financial position, results of operations and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted while recoveries are recognized when they are received.

Accounts receivable concentrations as of June 30, 2008 were represented by two different customers totaling approximately 66%. Specifically, Multiplex Degremont J.V. and its affiliated entities and Geida and its affiliated entities represented 34% and 32% of accounts receivable, respectively.

Revenue from customers representing 10% or more of net revenue varies from period to period. For the three months ended June 30, 2008, one customer, Multiplex Degremont J.V. and its affiliated entities, accounted for approximately 37% of the Company’s net revenue. For the three months ended June 30, 2007, four customers accounted for approximately 51% of the Company’s net revenue: Horse Eng. Projects S.A.E. represented 15% of the Company’s net revenue, GE Betz Canada represented 13% of the Company’s net revenue, Deniz Su Ve Atik Su A.S. represented 12% of the Company’s net revenue and CH2M Hill International Ltd. represented 11% of the Company’s net revenue. For the six months ended June 30, 2008, two customers represented approximately 42% of net revenue: Geida and its affiliated entities and Multiplex Degremont J.V. and its affiliated entities each represented 21% of the Company’s net revenue. For the six months ended June 30, 2007, two customers, U.T.E. Idam Alicante II and Geida and its affiliated entities, accounted for approximately 17% and 15% of net revenue, respectively. No other customer accounted for more than 10% of the Company’s net revenue during any of these periods.

Supplier Concentration

Certain of the raw materials and components used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials and components due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials or components, it would be required to reduce its manufacturing operations, which could have a material adverse effect on its results of operations.

For the three and six months ended June 30, 2008, four suppliers (of which three were ceramics suppliers) represented approximately 76% and 73% of total purchases of the Company, respectively. As of June 30, 2008, approximately 60% of the Company’s accounts payable were due to these suppliers.

For the three and six months ended June 30, 2007, three suppliers (of which two were ceramics suppliers) represented approximately 70% of the total purchases of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I, Item I “Financial Statements” of this quarterly report and the audited financial statements and related footnotes included in our Prospectus that forms a part of our Registration Statement on Form S-1, as amended (Registration No. 333-150007), which Prospectus was filed pursuant to Rule 424(b)(4) on July 2, 2008. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this prospectus.
            The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed under the subheading “Risk Factors” and those discussed elsewhere in this report, in our other SEC filings and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus filed on July 2, 2008. Energy Recovery, Inc undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We were founded in 1992 and are in the business of designing, developing and manufacturing energy recovery devices for sea water reverse osmosis, or SWRO, desalination plants. In early 1997, we introduced the initial version of our energy recovery device, the PX. In November 1997, we introduced and marketed our first ceramic-based PX device. As of June 30, 2008, we had shipped over 4,500 PX devices to desalination plants worldwide, including in China, Europe, India, Australia, Africa, the Middle East, North America and the Caribbean.

On July 2, 2008, we sold 14,000,000 shares of our common stock in an initial public offering, or IPO, at $8.50 per share, before underwriting discounts and commissions. Of the 14,000,000 shares sold in the offering, 8,078,566 shares were sold by the us and 5,921,434 shares were sold by selling stockholders. On July 9, 2008, the underwriters exercised their option to purchase an additional 2,100,000 shares from us at the IPO price to cover overallotments. We received net proceeds of approximately $77.1 million.

A majority of our net revenue has been generated by sales to large engineering, procurement and construction firms, or EPCs, who are involved with the design and construction of larger desalination plants. Sales to EPCs often involve a long sales cycle, or the time between the initial project tender and the time the PX device is shipped to the client, which can range from six to 16 months. A single EPC desalination project can generate an order for numerous PX devices and generally represents an opportunity for significant revenue. We also sell PX devices to original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer PX devices per plant and have shorter sales cycles.

Due to the fact that a single order for PX devices by an EPC for a particular plant may represent significant revenue, we often experience significant fluctuations in net revenue from quarter to quarter. In addition, our EPC customers tend to order a significant amount of equipment for delivery in the fourth quarter and, as a consequence, a significant portion of our annual sales typically occurs during that quarter.

A limited number of our customers can account for a substantial portion of our net revenue. Revenue from EPC and non-EPC customers representing 10% or more of total revenue varies from year to year. For the three months ended June 30, 2008, one customer, Multiplex Degremont J.V. and its affiliated entities, accounted for approximately 37% of our net revenue. For the three months ended June 30, 2007, four customers accounted for approximately 51% of our net revenue: Horse Eng. Projects S.A.E. represented 15% of our net revenue, GE Betz Canada represented 13% of our net revenue, Deniz Su Ve Atik Su A.S. represented 12% of our net revenue and CH2M Hill International Ltd. represented 11% of our net revenue. For the six months ended June 30, 2008, two customers represented approximately 42% of net revenue: Geida and its affiliated entities and Multiplex Degremont J.V. and its affiliated entities each represented 21% of our net revenue. For the six months ended June 30, 2007, two customers, U.T.E. Idam Alicante II and Geida and its affiliated entities, accounted for approximately 17% and 15% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue during any of these periods. We do not have long-term contracts with our EPC customers and instead sell to them on a purchase order basis or under individual stand-alone contracts. Orders may be postponed or delayed by our customers on short or no notice.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition, warranty costs, stock-based compensation and income taxes.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue is recognized when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title occurs, fixed pricing is determinable and collection is probable. Transfer of title typically occurs upon shipment of the equipment pursuant to a written purchase order or contract. Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables requires us to allocate the purchase price between the device and the value of the undelivered services by applying the residual value method. Under this method, revenue allocated to undelivered elements is based on vendor-specific objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to the delivered elements. Vendor specific objective evidence of fair value for such undelivered elements is based upon the price we charge for such product or service when it is sold separately. We may modify our pricing practices in the future, which could result in changes to our vendor specific objective evidence of fair value for such undelivered elements. Our purchase agreements typically provide for the provision by us of field services and training for commissioning of a desalination plant. Recognition of the revenue in respect of those services is deferred until provision of those services is complete. The services element of our contracts represent an incidental portion of the total contract price.

Under our revenue recognition policy, evidence of an arrangement has been met when we have an executed purchase order or a standalone contract. Typically, our smaller projects utilize purchase orders that conform to our standard terms and conditions that require the customer to remit payment generally within 30 to 90 days from product delivery. In some cases, if credit worthiness cannot be determined, prepayment is required from the smaller customers.

For our large projects, stand-alone contracts are utilized. For these contracts, consistent with industry practice, the customers typically require their suppliers, including our company, to accept contractual holdback provisions whereby the final amounts due under the sales contract are remitted over extended periods of time. These retention payments typically range between 10% and 20%, and in some instances up to 30%, of the total contract amount and are due and payable when the customer is satisfied that certain specified product performance criteria have been met upon commissioning of the desalination plant, which in the case of our PX device may be 12 months to 24 months from the date of product delivery as described further below.

The specified product performance criteria for our PX device generally pertains to the ability of our products to meet our published performance specifications and warranty provisions, which our products have demonstrated on a consistent basis. This factor, combined with our historical performance metrics measured over the past 10 years, provides us with a reasonable basis to conclude that the PX device will perform satisfactorily upon commissioning of the plant. To help ensure this successful product performance, we provide service, consisting principally of supervision of customer personnel, and training to the customers during the commissioning of the plant. The installation of the PX device is relatively simple, requires no customization and is performed by the customer under the supervision of our personnel. We defer the fair value of the service and training component of the contract and recognize such revenue as services are rendered. Based on these factors, we have concluded that delivery and performance have been completed when the product has been delivered (title transfers) to the customer.

We perform an evaluation of credit worthiness on an individual contract basis to assess whether collectibility is reasonably assured. As part of this evaluation, we consider many factors about the individual customer, including the underlying financial strength of the customer and/or partnership consortium and our prior history or industry specific knowledge about the customer and its supplier relationships. To date, we have been able to conclude that collectibility was reasonably assured on our sales contracts at the time the product was delivered and title has transferred; however, to the extent that we conclude that we are unable to determine that collectibility is reasonably assured at the time of product delivery, we will defer all or a portion of the contract amount based on the specific facts and circumstances of the contract and the customer.

Under the stand-alone contracts, the usual payment arrangements are summarized as follows:

•	An advance payment, typically 10% to 20% of the total contract amount, is due upon execution of the contract;

•	A payment upon delivery of the product, typically in the range of 50% to 70% of the total contract amount, is due on average between 120 and 150 days from product delivery, and in some cases up to 180 days;

•	A retention payment, typically in the range of 10% to 20%, and in some cases up to 30%, of the total contract amount is due subsequent to product delivery as described further below.

Under the terms of the retention payment component, we are generally required to issue to the customer a product performance guarantee in the form of a collateralized letter of credit, which is issued to the customer approximately 12 to 24 months after the product delivery date. The letter of credit is collateralized by the Company’s line of credit. The letter of credit remains in place for the performance period as specified in the contract, which is generally 24 months and which runs concurrent with our standard product warranty period. Once the letter of credit has been put in place, we invoice the customer for this final retention payment under the sales contract. During the time between the product delivery and the issuance of the letter of credit, the amount of the final retention is classified on the balance sheet as unbilled receivable, of which a portion may be classified as long term to the extent that the billable period extends beyond one year. Once the letter of credit is issued, we invoice the customer and reclassify the retention amount from unbilled receivable to accounts receivable where it remains until payment, typically 120 to 150 days after invoicing (see Note 3—Balance Sheet Information: Unbilled Receivables).

Shipping and handling charges billed to customers are included in sales. The cost of shipping to customers is included in cost of revenue.

We do not provide our customers with a right to return our products. However, we accept returns of products that are deemed to be damaged or defective when delivered, subject to the provisions of the product warranty. Historically, product returns have not been significant.

We sell our products to EPC companies that are not subject to sales tax. Accordingly, the adoption of EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation), does not have an impact on our consolidated financial statements.

Warranty Costs

We sell products with a limited warranty for a period of one to two years. In August 2007, we modified the warranty to offer a five-year term on the ceramic components for new sales agreements executed after August 7, 2007. We accrue for warranty costs based on estimated product failure rates, historical activity and expectations of future costs. We periodically evaluate and adjust the warranty costs to the extent actual warranty costs vary from the original estimates.

We may offer extended warranties on an exception basis and these are accounted for in accordance with Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts for Sales of Extended Warranties.

Stock-Based Compensation

Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite vesting period on a straight-line basis in our consolidated statements of operations and the expense is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended June 30, 2008 and 2007 we recognized stock based compensation under SFAS 123(R) of $92,000 and $51,000,respectively. For the six months ended June 30, 2008 and 2007 we recognized stock based compensation under SFAS 123(R) of $178,000 and $93,000, respectively.

To determine the inputs for the Black-Scholes option pricing model, we are required to develop several assumptions, which are highly subjective. These assumptions include:

•	the length of our options’ lives, which is based on anticipated future exercises;

•	our common stock’s volatility;

•	the number of shares of common stock pursuant to which options will ultimately be forfeited;

•	the risk-free rate of return; and

•	future dividends.

We use comparable public company data to determine volatility, as our common stock has not yet been publicly traded. We use a weighted average calculation to estimate the time our options will be outstanding as prescribed by Staff Accounting Bulletin No. 107, Share-Based Payment. We estimate the number of options that are expected to be forfeited based on our historical experience and expected future forfeiture patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. We use our judgment and expectations in setting future dividend rates, which is currently expected to be zero.

The absence of an active market for our common stock prior to our IPO on July 2, 2008 required our management and board of directors to estimate the fair value of our common stock for purposes of granting options and for determining stock-based compensation expense. In response to these requirements, our management and board of directors estimate the fair market value of common stock on an annual basis, based on factors such as the price of the most recent common stock sales to investors, the valuations of comparable companies, the status of our development and sales efforts, our cash and working capital amounts, revenue growth and additional objective and subjective factors relating to our business.

The Company uses the Black-Scholes options pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes options pricing model, based on the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected term	5 years	5 years	5 years	5 years
Expected volatility	50%	50%	50%	50%
Risk-free interest rate	3.34%	4.92%	3.34%	4.92%
Dividend yield	0%	0%	0%	0%

Based on the initial public offering price of $8.50 per share, the aggregate intrinsic value of options outstanding as of June 30, 2008 was $7.8 million, of which $3.7 million related to vested options and $4.1 million related to unvested options.

Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. Measurement under FIN 48 is based on judgment regarding the largest amount that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. The total amount of unrecognized tax benefits as of the date of adoption was immaterial. As a result of the implementation of FIN 48, there was no change to our tax liability.

We adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes. The amounts of interest and penalty recognized in the statement of operations and statement of financial position for 2007 were insignificant.

Our operations are subject to income and transaction taxes in the United States and in foreign jurisdictions. Significant estimates and judgments are required in determining our worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. Our various tax years from 1997 through 2007 remain open in various taxing jurisdictions.

Second Quarter of 2008 Compared to Second Quarter of 2007

Results of Operations

The following table sets forth certain data from our historical operating results for the periods indicated (in thousands, except percentages):

	For the Three Months Ending June 30,
	2008		2007		Q2 Variance	%

	(unaudited)
Results of Operations:
Net revenue	$11,961	100.0%	$3,452	100.0%	$8,509	246.5%

Cost of revenue (1)	3,951	33.0%	1,574	45.6%	2,377	151.1%

Gross profit	8,010	67.0%	1,878	54.4%	6,132	326.4%

Operating expenses:

Sales and marketing expenses (1)	1,453	12.2%	1,224	35.4%	229	18.8%

General & administrative (1)	2,854	23.8%	960	27.8%	1,894	197.0%

Research and development (1)	536	4.5%	440	12.8%	96	21.6%

TOTAL OPERATING EXPENSES	4,843	40.5%	2,624	76.0%	2,219	84.5%
Income (loss) from operations	3,167	26.5%	(746)	(21.6)%	3,913	524.6%
Other income (expense):

Interest expense & finance charges	(24)	(0.2)%	(8)	(0.2)%	(16)	200.0%
Interest and other income (expense)	(23)	(0.2)%	22	0.6%	(45)	204.5%
Provision for income tax expense	1,291	10.8%	(308)	(8.9)%	1,599	519.3%

NET INCOME (LOSS)	$1,829	15.3%	$(424)	(12.3)%	$2,253	531.0%

(1) Includes stock-based compensation expense (see note 3 to the unaudited Condensed Consolidated Financial Statements).

Net Revenue

Net revenue is reported net of volume discounts. We derive our revenue principally from sales of our PX devices. Our net revenue increased by $8.5 million, or 247%, to $12.0 million for the three months ended June 30, 2008 compared to $3.5 million for the three months ended June 30, 2007. This increase was principally due to higher sales of our PX-220 device, which resulted primarily from increased market acceptance of the device and the overall growth of the desalination market. Prices were relatively constant for our PX devices for the three months ended June 30, 2008 and 2007. For the three months ended June 30, 2008, the sales of PX devices accounted for approximately 94% of our revenue with pump sales accounting for approximately 4% and spare parts and services accounting for the remainder. For the three months ended June 30, 2007, the sales of PX devices accounted for approximately 84% of our revenue with pump sales accounting for approximately 11% and spare parts and services accounting for the remainder.

Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, capital costs, excess and obsolete inventory expense, and manufactured components. The largest component of our cost of revenue is raw materials, principally ceramic materials, which we obtain from several suppliers. For the three months ended June 30, 2008 gross profit as a percentage of net revenue was 61%, excluding the reversal of a warranty provision in the amount of $688,000, or 6%, related to the cancellation of an extended product warranty contract. For the three months ended June 30, 2007 gross profit as a percentage of net revenue was 54%.

Stock compensation expense included in cost of revenue was $8,000 for the three months ended June 30, 2008 and $25,000 for the three months ended June 30, 2007.

Sales and Marketing Expense

Sales and marketing expense consists primarily of personnel costs (including stock-based compensation), sales commissions, marketing programs and facilities cost associated with sales and marketing activities. Sales and marketing expense increased by $229,000, or 19%, to $1.5 million for the three months ended June 30, 2008 from $1.2 million for the three months ended June 30, 2007. This increase was primarily related to growth in our sales that resulted in higher headcount with sales and marketing employees increasing to 18 at June 30, 2008 from 11 at June 30, 2007. Of the $229,000 increase in sales and marketing expenses for the three months ended June 30, 2008, $188,000 of such increase related to compensation and employee related benefits, $50,000 related to travel and office expenses and $25,000 related to sales and marketing efforts costs, offset by a $38,000 decrease in consultant fees. In addition, our sales team is compensated in part by commissions, resulting in increased sales expense as our sales levels increase. Stock-based compensation expense included in sales and marketing expense was $29,000 for the three months ended June 30, 2008 and $96,000 for the three months ended June 30, 2007.

As a percentage of our net revenue, sales and marketing expense decreased to 12% for the three months ended June 30, 2008 from 35% for the three months ended June 30, 2007. The decrease for the three months ended June 30, 2008 was attributable principally to the increase in our net revenue, which grew at a higher rate than our sales and marketing expenses.

We plan to continue to invest heavily in sales and marketing by increasing the number of our sales personnel and we expect sales and marketing expenses in absolute dollars to increase in future periods. Our sales personnel are not immediately productive and therefore the increase in sales expense that we incur when we add new sales personnel is not immediately offset by increased revenue and may never result in increased revenue. The timing of our hiring of new sales personnel and the rate at which they generate incremental revenue could therefore affect our future period-to-period financial performance.

General and Administrative Expense

General and administrative expense consists primarily of personnel (including stock-based compensation) and facilities costs related to our executive, finance and human resources organizations, as well as fees for professional services. Professional services consist of fees for outside legal and audit services and preparation for operating as a public company.

General and administrative expense increased by $1.9 million, or 197%, to $2.9 million for the three months ended June 30, 2008 from $960,000 for the three months ended June 30, 2007. This increase reflected in part the increase in general and administrative employees to 25 at June 30, 2008 from 11 at June 30, 2007.

As a percentage of our net revenue, general and administrative expense was 24% for the three months ended June 30, 2008 and 28% for the three months ended June 30, 2007. The percentage decrease for the three months ended June 30, 2008 was attributable principally to the increase in our net revenue in 2008.

The primary reasons for the increase in general and administrative expenses related to costs associated with our growth in operations and in preparing for our IPO, which resulted in higher headcount including the recruitment of two officers, the rental of additional facility space and infrastructure costs. With respect to the $1.9 million increase in such expenses for the three months ended June 30, 2008, $1.0 million related to professional services, $545,000 related to compensation and employee-related benefits, $134,000 related to occupancy costs, $54,000 related to export credit insurance, $46,000 in VAT taxes, $42,000 in bank charges and $41,000 related to recruiting expense. Stock-based compensation expense included in general and administrative expense was $49,000 for the three months ended June 30, 2008 and $83,000 for the three months ended June 30, 2007.

We expect to incur significant additional accounting and legal costs after the IPO related to compliance with rules and regulations implemented by the SEC and NASDAQ, as well as additional insurance, investor relations and other costs associated with being a public company. Consequently, we expect general and administrative expenses in absolute dollars to increase in future periods.

Research and Development Expense

Research and development expenses include costs associated with the design, development, testing and enhancement of our products. Research and development expenses include employee compensation (including stock-based compensation), supplies and materials, consulting expenses, travel and facilities overhead. All research and development expenses are expensed as incurred.

Research and development expense increased by $96,000, or 22%, to $536,000 for the three months ended June 30, 2008 from $440,000 for the three months ended June 30, 2007. As a percentage of our net revenue, research and development expense decreased to 5% for the three months ended June 30, 2008 from 13% for the three months ended June 30, 2007. The percentage decrease for the three months ended June 30, 2008 was attributable principally to the increase in our net revenue that quarter, which grew at a higher rate than our research and development expenses.

Compensation and employee-related benefits accounted for $50,000 of the increase, while travel and test equipment accounted for $34,000, consulting services accounted for $33,000, and occupancy for $6,000 for the three months ended June 30, 2007 to the three months ended June 30, 2008. Headcount in our research and development department remained constant at seven at June 30, 2008 and at June 30, 2007. The foregoing increases were offset by net expense decreases totaling $28,000 in research and development related expenses. Stock-based compensation expense included in research and development expense was $13,000 for the three months ended June 30, 2008 and $35,000 for the three months ended June 30, 2007.

We believe that continued spending on research and development to develop new PX devices and other products is critical to our success and, consequently, we expect to increase research and development expenses in absolute dollars in future periods.

Other Income (Expense), Net

Other income (expense), net includes interest income on cash balances and losses or gains on conversion of non-United States dollar transactions into United States dollars. Our losses or gains on currency conversions have not been material to date because our international sales have been denominated principally in United States dollars, and our foreign currency exposure risk has been limited to expense incurred in our overseas operations. If we are successful in increasing our international sales we may be subject to currency conversion risks because some of the international sales could be denominated in foreign currencies. We have historically invested our available cash balances in money market funds, short-term United States Treasury obligations and commercial paper.

Other income (expense) net, changed by $61,000 to a $(47,000) expense for the three months ended June 30, 2008 from $14,000 income for the three months ended June 30, 2007. The increase in net interest and other income (expense) from the three months ended June 30, 2007 to the three months ended June 30, 2008 was primarily attributable to a loss on foreign currency transactions of $(33,000), and $(24,000) of interest expense for the three months ended June 30, 2008 and offset by lower average cash balances, which resulted in lower interest income for the three months ended June 30, 2008 of $10,000, versus $21,000 for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

The following table sets forth certain data from our historical operating results for the periods indicated (in thousands, except percentages):

	For the Six Months Ended June 30,
	2008		2007		Variance	%

	(unaudited)
Results of Operations:
Net revenue	$21,081	100.0%	$10,591	100.0%	$10,490	99.1%

Cost of revenue (1)	7,625	36.2%	4,428	41.8%	3,197	72.2%

Gross profit	13,456	63.8%	6,163	58.2%	7,293	118.3%

Operating expenses:

Sales and marketing expenses (1)	2,796	13.3%	2,415	22.8%	381	15.8%

General & administrative (1)	5,515	26.2%	1,733	16.4%	3,782	218.2%

Research and development (1)	1,045	5.0%	829	7.8%	216	26.1%

TOTAL OPERATING EXPENSES	9,356	44.5%	4,977	47.0%	4,379	88.0%

Income (loss) from operations	4,100	19.3%	1,186	11.2%	2,914	246.0%
Other income (expense):

Interest expense & finance charges	(45)	(0.2)%	(25)	(0.2)%	(20)	80.0%
Interest and other income (expense)	624	3.0%	36	0.3%	588	1633.3%
Provision for income tax expense	1,903	9.0%	502	4.7%	1,401	279.0%

NET INCOME (LOSS)	$2,776	10.3%	$695	6.6%	$2,081	299.4%

(1) Includes stock-based compensation expense (see note 3 to the unaudited Condensed Consolidated Financial Statements).

Net Revenue

Our net revenue increased by $10.5 million, or 99%, to $21.1 million for the six months ended June 30, 2008 from $10.6 million for the six months ended June 30, 2007. This increase was principally due to higher sales of our PX-220 device, which resulted primarily from increased market acceptance of the device and the overall growth of the desalination market. Prices were relatively constant for our PX devices for the six months ended June 30, 2008 and 2007. For the six months ending June 30, 2008, the sales of PX devices accounted for approximately 92% of our revenue, pump sales accounted for approximately 5% of our revenue and spare parts and service accounted for 3% of our revenue. For the six months ending June 30, 2007, the sales of PX devices accounted for approximately 90%, with pump sales accounting for approximately 6%, while spare parts and services accounting for the remainder of the net revenue for the period.

The following geographic information includes net revenue to our domestic and international customers based on the customers’ requested delivery locations, except for certain cases in which the customer directed us to deliver our products to a location that differs from the known ultimate location of use. In such cases, the ultimate location of use is reflected in the table below instead of the delivery location. The amounts below are in thousands, except percentage data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Domestic revenue	$1,146	$469	$1,867	$963
International revenue	10,815	2,983	19,214	9,628

Total revenue	$11,961	$3,452	$21,081	$10,591

Revenue by country:
Spain	38%	8%	24%	40%
China	14	9	11	8
United States	10	14	9	9
Canada	9	13	7	9
Egypt	3	17	3	10
United Arab Emirates	*	14	*	5
Turkey	*	12	3	4
Algeria	*	*	21	*
Others	26	13	22	15

Total	100%	100%	100%	100%

*	Less than 1%.
Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, capital costs, excess and obsolete inventory expense, and manufactured components. The largest component of our cost of revenue is raw materials, principally ceramic materials, which we obtain from several suppliers. For the six months ended June 30, 2008 gross profit as a percentage of net revenue was 61%, excluding the reversal of a warranty provision in the amount of $688,000, or 6%, related to the cancellation of an extended product warranty contract. For the six months ended June 30, 2007 gross profit as a percentage of net revenue was 58%.

Stock-based compensation expense included in the cost of revenue was $31,000 for the six months ended June 30, 2008 and $50,000 for the six months ended June 30, 2007.

Sales and Marketing Expense

Sales and marketing expense increased by $381,000, or 16%, to $2.8 million for the six months ended June 30, 2008 from $2.4 million for the six months ended June 30, 2007. This increase was primarily related to growth in our sales that resulted in higher headcount with sales and marketing employees increasing to 18 at June 30, 2008 from 11 at June 30, 2007. In addition, our sales team is compensated in part by commissions, resulting in increased sales expense as our sales levels increase.

As a percentage of our net revenue, sales and marketing expense decreased to 13% for the six months ended June 30, 2008 from 23% for the six months ended June 30, 2007. The decrease in 2008 was attributable principally to the significant increase in our net revenue that period, which grew at a greater rate than our sales and marketing expenses.

With respect to the $381,000 increase in sales and marketing expenses for the six months ended June 30, 2008, $219,000 of such increase related to compensation and employee related benefits, $77,000 related to travel and related expenses, $18,000 related to consultant fees, $89,000 related to sales and marketing efforts, all offset by ($14,000) related to decreased occupancy costs. Stock-based compensation expense included in sales and marketing expense was $102,000 for the six months ended June 30, 2008 and $168,000 for the six months ended June 30, 2007.

General and Administrative Expense

General and administrative expense increased by $3.8 million, or 218%, to $5.5 million for the six months ended June 30, 2008 from $1.7 million for the six months ended June 30, 2007. This increase reflected in part the increase in general and administrative employees to 25 at June 30, 2008 from 11 at June 30, 2007.

As a percentage of our net revenue, general and administrative expense was 26% for the six months ended June 30, 2008 and 16% for the six months ended June 30, 2007. The increase of general and administrative expense as a percentage of net revenue was attributable principally to the increases in professional services and personnel to support our growth in operations and in preparation for being a public company.

In the six months ended June 30, 2008, the increases consisted of higher headcount including the recruitment of two officers, the rental of additional facility space and infrastructure costs. With respect to the $3.8 million increase in such expenses for the six months ended June 30, 2008, $2.1 million related to professional services, $913,000 related to compensation and employee-related benefits, $286,000 in VAT taxes, $193,000 related to occupancy costs, $103,000 related to export credit insurance, $45,000 in bank charges and $14,000 related to increase bad debt allowance. Stock-based compensation expense included in general and administrative expense was $142,000 for the six months ended June 30, 2008 and $188,000 for the six months ended June 30, 2007.

Research and Development Expense

Research and development expense increased by $216,000, or 26%, to $1.0 million for the six months ending June 30, 2008 from $829,000 for the six months ended June 30, 2007.

Compensation and employee-related benefits accounted for $138,000 of the increase, occupancy accounted for $9,000 of the increase and consulting services accounted for $67,000 of the increase, which were all offset by a ($2,000) decrease in travel and test equipment for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Headcount in our research and development department remained constant at seven at June 30, 2008 and at June 30, 2007. Stock-based compensation expense included in research and development expense was $45,000 for six months ended June 30, 2008 and $70,000 for the six months ended June 30, 2007.

Other Income (Expense), Net

Other income (expense), net, increased by $568,000 to $579,000 for the six months ended June 30, 2008 from $11,000 for the six months ended June 30, 2007. The increase from 2007 to 2008 was primarily attributable to increased gains on foreign currency transactions of $586,000 offset by net interest expense of $(18,000) for the six months ended June 30, 2008.

Liquidity and Capital Resources

Overview

Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services, and borrowings under our credit facility. From January 1, 2005 through June 30, 2008, we issued common stock for aggregate net proceeds of $6.5 million. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of June 30, 2008, our principal sources of liquidity consisted of cash and cash equivalents of $1.7 million which are invested primarily in money market funds, and accounts receivable of $12.6 million. In July 2008, we received approximately $77.1 million of net proceeds from the IPO.

On March 27, 2008, we entered into a new credit agreement with our existing financial institution that replaced the $2.0 million credit facility and the $3.5 million revolving note. The new credit facility allows borrowings of up to $9.0 million on a revolving basis at LIBOR plus 2.75%. This new credit facility expires on September 30, 2008 and is secured by our accounts receivable, inventories, property, equipment and other intangibles except intellectual property. We are subject to certain financial and administrative covenants under the new credit agreement. As of June 30, 2008, the Company was in compliance with all financial covenants. There were no outstanding borrowings under the credit agreement as of June 30, 2008.

During the six months ended June 30, 2008, we provided certain customers with irrevocable standby letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements. These letters of credit were issued under our revolving note credit facility and generally terminate within 12 to 24, and in some cases 36 months from issuance. At June 30, 2008 the amounts outstanding on the letters of credit totaled approximately $7.2 million.

We have unbilled receivables pertaining to customer contractual holdback provisions, whereby we invoice the final installment due under a sales contract six to 24 months after the product has been shipped to the customer and revenue has been recognized. Long- term unbilled receivables as of June 30, 2008 consisted of unbilled receivables from customers due more than one year subsequent to period end. The customer holdbacks represent amounts intended to provide a form of security for the customer rather than a form of long-term financing; accordingly, these receivables have not been discounted to present value. At June 30, 2008, we had $2.7 million of current unbilled receivables and $2.5 million of noncurrent unbilled receivables.

Cash Flows from Operating Activities

Net cash (used in) or provided by operating activities was $(315,000) and $(794,000) during the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, cash provided by net income of $2.8 million and $695,000, respectively, was adjusted to $2.2 million and $1.3 million, respectively, by non-cash items (depreciation, amortization, gains and losses on foreign exchange, stock-based compensation, provisions for doubtful accounts, warranty reserves and excess and obsolete inventory) totaling $(533,000) and $588,000, respectively.

Within changes in assets and liabilities, changes in accounts and unbilled receivables used $(208,000) in cash for the six months ended June 30, 2008 compared to $594,000 provided for the six months ended June 30, 2007 due to a $802,000, or 135%, increase in the timing of invoices for large projects at the end of June 30, 2008. Changes in inventory used $(2.3) million in cash for the six months ended June 30, 2008 compared to $(2.1) million used for the six months ended June 30, 2007 primarily as a result of the growth of our business. Changes in prepaids used $(3.4) million in cash for the six months ended June 30, 2008 compared to $(122,000) used for the six months ended June primarily resulted from professional fees related to our IPO. Changes in account payable, accrued expenses, deferred revenue and customer deposits provided $4.1 million for the three months ended June 30, 2008 compared to $35,000 provided for the six months ended June 30, 2007 due to the timing of payments and growth of our business. Changes in income taxes payable used $(699,000) for the six months ended June 30, 2008 compared to $(494,000) used for the six months ended June 30, 2007 due to the timing of payments of taxes.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth, offset by decreases in our restricted cash used as our collateralization requirements for our letters of credit decreased. Net cash provided by (used in) investing activities was $1.3 million and $(170,000) for the six months ended June 30, 2008, and 2007, respectively. The increase in net cash provided by investing activities was primarily attributable to the availability of restricted cash that was previously used to offset various letters of credit.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $443,000 and $5.1 million for the six months ended June 30, 2008 and 2007, respectively. The $(4.6) million decrease in cash flows in financing activities was primarily attributable to a $5.0 million decrease in issuance of common stock offset by the repayment of promissory notes by stockholders in 2008 in the aggregate amount of $518,000 in the six months ended June 30, 2008.

We believe that our existing cash balances, together with the anticipated net proceeds from the IPO and cash generated from our operations, will be sufficient to meet our anticipated capital requirements for at least the next 12 months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, if any, the expansion of our sales and marketing and research and development activities, the timing and extent of our expansion into new geographic territories, the timing of introductions of new products and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

We lease facilities under fixed non-cancelable operating leases that expire on various dates through 2010. The future minimum lease payments under these leases as of June 30, 2008 were $835,000. For additional information see Note 8 to the unaudited Condensed Consolidated Financial Statements.

In the course of our normal operations, we also entered into purchase commitments with our suppliers for various key raw materials and component parts. The purchase commitments covered by these arrangements are subject to change based on our sales forecasts for future deliveries. As of June 30, 2008 and December 31, 2007, purchase commitments with our suppliers were approximately $6.8 million and $8.1 million, respectively.

We have agreements with guarantees or indemnity provisions that we have entered into with, among others, customers and OEMs in the ordinary course of business. Based on our historical experience and information known to us as of June 30, 2008, we believe that our exposure related to these guarantees and indemnities as of June 30, 2008 was not material.

Supplier Concentration

Certain of the raw materials and components that we use in the manufacturing of our products are available from a limited number of suppliers. We do not enter into long-term supply contracts with these suppliers. For instance, we purchase the ceramic components for the PX device pursuant to standard purchase orders that specify the quantity and price of various component parts to be delivered over a three-month period. We then update the pricing and quantity of our purchase orders based upon our most current forecast on a quarterly basis. Shortages could occur in these essential materials and components due to an interruption of supply or increased demand in the industry. If we are unable to procure certain of such materials or components, we would be required to reduce our manufacturing operations, which could have a material adverse effect on our results of operations.

For the three and six months ended June 30, 2008, four suppliers (of which three were ceramics suppliers) represented approximately 76% and 73% of total purchases of the Company, respectively. As of June 30, 2008, approximately 60% of our accounts payable were due to these suppliers.

For the three and six months ended June 30, 2007, three suppliers (of which two were ceramics suppliers) represented approximately 70% of our total purchases.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, or FSP 157-1, and FSP 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for us beginning in the first quarter of 2008. The adoption of SFAS 157 for financial assets and financial liabilities in the first six months of 2008 did not have a significant impact on our consolidated financial statements. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 was effective for us beginning in the first quarter of 2008. The adoption of SFAS 159 did not have an impact on our consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as assets and the payments to be expensed when the research and development activities are performed. EITF 07-3 applies prospectively to new contractual arrangements entered into beginning in the first quarter of 2008. Prior to adoption, we recognized these non-refundable advance payments as an expense upon payment. The adoption of EITF 07-3 did not have a significant impact on our consolidated financial statements.

In December 2007, the SEC issued SAB 110 to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS 123R. SAB 110 was effective for us beginning in the first quarter of 2008. We have not used the simplified method and the adoption of SAB 107, as amended by SAB 110, did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141(R). SFAS 141(R) will change how business acquisitions are accounted for. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141(R) is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS  160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS  160 is not expected to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”, or SFAS 161. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affected an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Risk

Most of our sales contracts have been denominated in United States dollars, and therefore our revenue historically has not been subject to foreign currency risk. As we expand our international sales, we expect that an increasing portion of our revenue could be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates. Our international sales and marketing operations incur expense that is denominated in foreign currencies. This expense could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the United States dollar versus the Euro. Changes in currency exchange rates could adversely affect our consolidated operating results or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. We have not hedged our exposure to changes in foreign currency exchange rates because expenses in foreign currencies have been insignificant to date, and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Risk

We had cash, cash equivalents and restricted cash totalling $1.7 million and $1.8 million at June 30, 2008 and December 31, 2007, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act of 1934, as amended, Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings
We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that we believe would adversely affect our business, operating results, financial condition or cash flows. However, in the future, we may be subject to legal proceedings in the ordinary course of business.

Item 1A. Risk Factors

Risks Related to Our Business and Industry

We have relied and expect to continue to rely on sales of our PX devices for almost all of our revenue and a decline in sales of these products will cause our revenue to decline.

Our primary product is the PX device, and sales of our PX device historically have accounted for almost 100% of our revenue. While we sell a variety of models of the PX device depending on the design of the desalination plant and its desired output, all of our models rely on the same basic technology we have developed over the past 11 years. We expect that the revenue from our PX devices will continue to account for most of our revenue for the foreseeable future. Any factors adversely affecting the demand for the PX device, including competition, customer spending and industry regulations, would cause a significant decline in our revenue. Some of the factors that may affect sales of our PX device may be out of our control.

We depend on the construction of new desalination plants for revenue, and as a result, our operating results have experienced, and may continue to experience, significant variability due to volatility in capital spending and other factors affecting the water desalination industry.

The demand for our products may decrease if the construction of desalination plants declines. We derive substantially all of our revenue from the sale of products and services, directly or indirectly, to the municipal water supply, hotel and resort, and agricultural industries. Construction of desalination plants and subsequent installation of our products may be deferred or cancelled as a result of many factors, including changing governmental regulations, energy costs and reduced energy conservation capital spending. For instance, desalination projects on islands are often delayed due to unpredictable weather patterns. In addition, a significant amount of revenue generated by our original equipment manufacturer, or OEM, customers is dependent on long-term relationships, which are not always supported by long-term contracts. This revenue is particularly susceptible to variability based on changes in the spending patterns of such OEM customers. We have experienced and may in the future experience significant variability in our revenue, on both an annual and a quarterly basis, as a result of these factors. Pronounced variability or an extended period of reduction in spending by our customers and construction of desalination plants could negatively impact our business and make it difficult for us to accurately forecast our future sales, which could lead to increased spending by us that is not matched with equivalent or higher revenue.

New planned sea water reverse osmosis, or SWRO, projects can be cancelled and/or delayed, and cancellations and/or delays may negatively impact our revenue.

Due to delays in, or failure to obtain the approval of or permitting for, plant construction because of political factors, adverse financing conditions or other factors, especially in countries with political unrest, planned SWRO projects can be cancelled or delayed. Even though we may have a signed contract to produce a certain number of PX devices by a certain date, if a customer requests a delay of shipment and we accordingly delay shipment of our PX devices, our results of operations and revenue will be negatively impacted.

We rely on a limited number of engineering, procurement and construction, or EPC, customers for a large portion of our revenue. If our EPC customers cancel their commitments or do not purchase our products in connection with future projects, our revenue could significantly decrease, which would adversely affect our financial condition and future growth.
A limited number of our customers can account for a substantial portion of our net revenue. Revenue from EPC and non-EPC customers representing 10% or more of total revenue varies from year to year. For the three months ended June 30, 2008, one customer, Multiplex Degremont J.V. and its affiliated entities, accounted for approximately 37% of our net revenue. For the three months ended June 30, 2007, four customers accounted for approximately 51% of our net revenue: Horse Eng. Projects S.A.E. represented 15% of our net revenue, GE Betz Canada represented 13% of our net revenue, Deniz Su Ve Atik Su A.S. represented 12% of our net revenue and CH2M Hill International Ltd. represented 11% of our net revenue. For the six months ended June 30, 2008, two customers represented approximately 42% of net revenue: Geida and its affiliated entities and Multiplex Degremont J.V. and its affiliated entities each represented 21% of our net revenue. For the six months ended June 30, 2007, two customers, U.T.E. Idam Alicante II and Geida and its affiliated entities, accounted for approximately 17% and 15% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue during any of these periods. We do not have long-term contracts with our EPC customers and instead sell to them on a purchase order basis or under individual stand-alone contracts. Orders may be postponed or delayed by our customers on short or no notice.

We do not have long-term contracts with our EPC customers and instead sell to them on a purchase order basis or under individual stand-alone contracts. If our EPC customers reduce their purchases, our projected revenue will significantly decrease, which will adversely affect our financial condition and future growth. If one of our EPC customers delays or cancels one or more of its projects, or if it fails to pay amounts due to us or delays its payments, our revenue or operating results could be negatively affected. There is a limited number of EPCs who are involved in the desalination industry. Thus, if one of our EPC customers decides not to continue to use our energy recovery devices in its future projects, we may not be able replace such a lost customer with another EPC customer and our net revenue would be negatively affected.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. Due to the fact that a single order for our PX devices for a particular desalination plant may represent significant revenue, we have experienced significant fluctuations in revenue from quarter to quarter, and we expect such fluctuations to continue. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock would likely decline substantially.

In addition, factors that may affect our operating results include, among others:

•	fluctuations in demand, adoption, sales cycles and pricing levels for our products and services;

•	the cyclical nature of SWRO plant construction, which typically reflects a seasonal increase in shipments of PX devices in the fourth quarter;

•	changes in customers’ budgets for desalination plants and the timing of their purchasing decisions;

•	delays or postponements in the construction of desalination plants;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the ability of our customers to obtain other key components of a plant such as high pressure pumps or membranes;

•	our ability to implement scalable internal systems for reporting, order processing, product delivery, purchasing, billing and general accounting, among other functions;

•	unpredictability of governmental regulations and political decision-making as to the approval or building of a desalination plant;

•	our ability to control costs, including our operating expenses;

•	our ability to purchase key PX components, principally ceramics, from third party suppliers;

•	our ability to compete against other companies that offer energy recovery solutions;

•	our ability to attract and retain highly skilled employees, particularly those with relevant industry experience; and

•	general economic conditions in our domestic and international markets.

If we are unable to collect unbilled receivables, our operating results will be adversely affected.

Our customer contracts generally contain holdback provisions pursuant to which the final installments to be paid under such sales contracts are due up to 24 months after the product has been shipped to the customer and revenue has been recognized. Typically, between 10 and 20 percent, and in some instances up to 30 percent, of the revenue we receive pursuant to our customer contracts are subject to such holdback provisions and are accounted for as unbilled receivables until we deliver invoices for payment. As of June 30, 2008, we had approximately $2.7 million of current unbilled receivables and approximately $2.5 million of non-current unbilled receivables. If we are unable to invoice and collect, or if our customers fail to make payments due under our sales contracts, our results of operations will be adversely affected.

If we lose key personnel upon whom we are dependent, we may not be able to execute our strategies. Our ability to increase our revenue will depend on hiring highly skilled professionals with industry-specific experience, particularly given the unique and complex nature of our devices.

Given the specialized nature of our business, we must hire highly skilled professionals with industry-specific experience. Our ability to successfully grow depends on recruiting skilled and experienced employees. We often compete with larger, better known companies for talented employees. Also, retention of key employees, such as our chief executive officer, who has over 30 years of experience in the water treatment industry, is vital to the successful execution of our growth strategies. Our failure to retain existing or attract future key personnel could harm our business.

The success of our business depends in part on our ability to develop new products and services and increase the functionality of our current products.

Since 2004, we have invested over $3 million in research and development costs associated with our PX products. From time to time, our customers have expressed a need for greater processing efficiency. In response, and as part of our strategy to enhance our energy recovery solutions and grow our business, we plan to continue to make substantial investments in the research and development of new technologies. For instance, we are in the process of developing the PX-1200 Titan as a product for use in increasingly larger desalination plants. While this product has the potential to provide greater capacity, it will be priced higher and may not perform as well as our other PX devices. It is possible that potential customers may not accept the new pricing structure. It is also possible that the release of this product may be delayed if testing reveals unexpected flaws. Our future success will depend in part on our ability to continue to design and manufacture new products, to enhance our existing products and to provide new value-added services. We may experience unforeseen problems in the performance of our existing and new technologies or products. Furthermore, we may not achieve market acceptance of our new products and solutions. If we are unable to develop competitive new products, or if the market does not accept such products, our business and results of operations will be adversely affected.

Our revenue and growth model depend upon the continued viability and growth of the SWRO industry using current technology.

If there is a downturn in the SWRO industry, our sales would be directly and adversely impacted. In addition, changes in SWRO technology could reduce the demand for our devices. For example, a reduction in the operating pressure used in SWRO plants could reduce the need for and viability of our energy recovery devices. Membrane manufacturers are actively working on lower pressure membranes for SWRO that could potentially be used on a large scale to desalinate sea water at a much lower pressure than is currently necessary. Similarly, an increase in the recovery rate would reduce the number of energy recovery devices required and would reduce the demand for our product. Any of these changes would adversely impact our revenue and growth.

The durable nature of the PX device may reduce potential aftermarket revenue opportunities.

Our PX devices utilize ceramic components that have to date demonstrated high durability, high corrosion resistance and long life in SWRO applications. Because most of our PX devices have only been installed for several years, it is difficult to accurately predict their performance or endurance over a longer period of time. Accordingly, our value proposition to customers may not be fulfilled and our opportunity to sell replacement components or units may be limited.

Our sales cycle can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.

Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our PX products. This education process can be extremely time consuming and typically involves a significant product evaluation process. While the sales cycle for our OEM customers, who are involved with smaller desalination plants, averages one to three months, the average sales cycle for our international EPC customers, who are involved with larger desalination plants, ranges from six to 16 months and has, in some cases, extended up to 24 months. Most of our EPC customers are located internationally or are themselves governmental entities. In addition, these customers generally must make a significant commitment of resources to test and evaluate our technologies. As a result, our sales process involving these customers is often subject to delays associated with lengthy approval processes that typically accompany the design, testing and adoption of new, technologically complex products. This long sales cycle makes quarter-by-quarter revenue predictions difficult and results in our investing significant resources well in advance of orders for our products.

Since a significant portion of our annual sales typically occurs during the fourth quarter, any delays could affect our annual revenue and operating results.

A significant portion of our annual sales typically occurs during the fourth quarter, which we believe generally reflects EPC customer buying patterns. Any delays or cancellation of expected sales during the fourth quarter would reduce our quarterly and annual revenue from what we anticipated. Such a reduction might cause our quarterly and annual revenue or quarterly and annual operating results to fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, causing the price of our common stock to decline.

We depend on three vendors for our supply of ceramics, which is a key component of our products. If any of our ceramics vendors cancels its commitments or is unable to meet our demand and/or requirements, our business could be harmed.

We rely on a limited number of vendors to produce the ceramics used in our products. For the six months ended June 30, 2008, three ceramics suppliers represented approximately 60% of our purchases from all of our suppliers. For the year ended December 31, 2007, two ceramics suppliers represented approximately 52% of our purchases from all of our suppliers. From time to time our demand has grown faster than the supply capabilities of these vendors. If any of our suppliers were to cancel or materially change its commitment with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition. We are currently in the process of qualifying a fourth supplier of ceramics. However, our qualification process is rigorous and there is no assurance that such additional supplier will be approved as a qualifying supplier. If we are unable to qualify this additional ceramics supplier, we may be exposed to increased risk of supply chain disruption and capacity shortages.

We depend on a single supplier for our supply of stainless steel castings. If our supplier is not able to meet our demand and/or requirements, it could harm our business.

We rely on a single foundry to produce all of our stainless steel castings for use in our PX products. Our reliance on a single manufacturer of stainless steel castings involves a number of significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields, production costs and lack of guaranteed production capacity or product supply. We do not have a long term supply agreement with our supplier and instead secure manufacturing availability on a purchase order basis. Our supplier has no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacities of our supplier and our supplier may reallocate capacity to other customers, even during periods of high demand for our products. We have in the past experienced and may in the future experience quality control issues and delivery delays with our supplier due to factors such as high industry demand or the inability of our vendor to consistently meet our quality or delivery requirements. If our supplier were to cancel or materially change its commitment with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition. We may qualify additional suppliers in the future which would require time and resources. If we do not qualify additional suppliers, we may be exposed to increased risk of capacity shortages due to our complete dependence on our current supplier.

We face competition from a number of companies that offers competing energy recovery solutions. If any of these companies produces superior technology or offers more cost effective products, our competitive position in the market could be harmed and our profits may decline.

The market for energy recovery devices for desalination plants is competitive and continually evolving. The PX device competes with slow cycle isobarics, Pelton wheels and hydraulic turbochargers. Our three primary competitors are Calder AG, Fluid Equipment Development Company and Pump Engineering Incorporated. We expect competition to persist and intensify as the desalination market opportunity grows. Many of our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Also, our competitors may have more extensive customer bases and broader customer relationships than we do, including long-standing relationships or exclusive contracts with our current or potential customers. For instance, we have had difficulties penetrating some of the Caribbean markets because Consolidated Water Co. Ltd., a major builder of SWRO desalination plants in that area, has an exclusive license with Calder AG to use Calder’s technology. In addition, these companies may have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to market and sell their products more effectively. Moreover, if one or more of our competitors were to merge or partner with another of our competitors or with current or potential customers, the change in the competitive landscape could adversely affect our ability to compete effectively.

We are subject to risks related to product defects, which could lead to warranty claims in excess of our warranty provisions or result in a large number of warranty claims in any given year.

We warrant our products for up to five years. We test our products in our manufacturing facilities through a variety of means. However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market. Accordingly, there is a risk that warranty claims may be filed due to product defects. We may incur additional operating expenses if our warranty provisions do not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, they could adversely affect our business, financial condition and results of operations. While the number of warranty claims has not been significant to date, we are in the initial stages of offering such warranties to our customers. Accordingly, we cannot quantify the error rate of our products and cannot assure that a large number of warranty claims will not be filed in a given year. As a result, our operating expenses may increase if a large number of warranty claims are filed in any specific year, particularly towards the end of any given warranty period.

If we are unable to protect or enforce our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.

We depend on our ability to protect our proprietary technology. We rely on trade secrets, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We hold five United States patents and nine counterpart international patents relating to specific proprietary design features of our PX technology. The terms of these patents will begin to expire in 2011, at which time we could become more vulnerable to increased competition. In addition, we have applied for two new United States patents and 14 international counterpart patents covering our current and anticipated future PX designs. We do not hold patents in many of the countries into which we sell our PX devices, including Saudi Arabia, Algeria and China, and accordingly, the protection of our intellectual property in those countries may be limited. We also do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated. Moreover, while we believe our remaining issued patents are essential to the protection of the PX technology, the rights granted under any of our issued patents or patents that may be issued in the future may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. In addition, our granted patents may not prevent misappropriation of our technology, particularly in foreign countries where intellectual property laws may not protect our proprietary rights as fully as those in the United States. This may render our patents impaired or useless and ultimately expose us to currently unanticipated competition. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of management resources, either of which could harm our business.

Claims by others that we infringe their proprietary rights could harm our business.

Third parties could claim that our technology infringes their proprietary rights. In addition, we may be contacted by third parties suggesting that we obtain a license to certain of their intellectual property rights they may believe we are infringing. We expect that infringement claims against us may increase as the number of products and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility, we believe that we will face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment against us could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms, or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business. Third parties may also assert infringement claims against our customers and OEMs. Because we generally indemnify our customers and OEMs if our products infringe the proprietary rights of third parties, any such claims would require us to initiate or defend protracted and costly litigation on their behalf, regardless of the merits of these claims. If any of these claims succeeds, we may be forced to pay damages on behalf of our customers and OEMs.

If we fail to expand our manufacturing facilities to meet our future growth, our operating results could be adversely affected.

Our existing manufacturing facilities are capable of meeting current demand and demand for the foreseeable future. However, the future growth of our business depends on our ability to successfully expand our manufacturing, research and development and technical testing facilities. Larger products currently under development will require the design and construction of new manufacturing capacity. We intend to add new facilities or expand existing facilities as the demand for our devices increases. However, we cannot ensure that suitable additional or substitute space will be available to accommodate any such expansion of our operations.

If we need additional capital to fund future growth, it may not be available on favorable terms, or at all.

We have historically relied on outside financing to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to fund our operations, or respond to competitive pressures or strategic opportunities. We may not be able to secure such additional financing on favorable terms, or at all. The terms of additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences or privileges senior to those of existing or future holders of our common stock, including shares of common stock sold in this offering. If we are unable to obtain necessary financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

If foreign and local governments no longer subsidize or are willing to engage in the construction and maintenance of desalination plants and projects, the demand for our products would decline and adversely affect our business.

Our products are used in SWRO desalination plants which are often times constructed and maintained through government subsidies. The rate of construction of desalination plants depends on each government’s willingness and ability to allocate funds for such projects. For instance, some desalination projects in the Middle East and North Africa are funded by budget surpluses driven by high crude oil and natural gas prices. If governments divert funds allocated for such projects to other projects or do not have budget surpluses, the demand for our products could decline and negatively affect our revenue base, which could harm the overall profitability of our business.

In addition, various water management agencies could alter demand for fresh water by investing in water reuse initiatives or limiting the use of water for certain agricultural purposes. Certain uses of water considered to be wasteful could be curtailed, resulting in more available water and less demand for alternative solutions such as desalination.

Our products are highly technical and may contain undetected flaws or defects which could harm our business and our reputation and adversely affect our financial condition.

The manufacture of our products is highly technical, and our products may contain latent defects or flaws. We test our products prior to commercial release and during such testing have discovered and may in the future discover flaws and defects that need to be resolved prior to release. Resolving these flaws and defects can take a significant amount of time and prevent our technical personnel from working on other important tasks. In addition, our products have contained and may in the future contain one or more flaws that were not detected prior to commercial release to our customers. Some flaws in our products may only be discovered after a product has been installed and used by customers. Any flaws or defects discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty. Our contracts with our customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be harmed.

Our international sales and operations subject us to additional risks that may adversely affect our operating results.

Historically, we have derived a significant portion of our revenue from customers whose SWRO facilities utilizing the PX device are outside the United States. Many of such customers’ projects are in emerging growth countries with relatively young and unstable market economies and volatile political environments. We also have sales and technical support personnel stationed in Africa, Asia and the Middle East, among other regions, and we expect to continue to add personnel in additional countries. As a result, any governmental changes or reforms or disruptions in the business, regulatory or political environment in the countries in which we operate or sell our products could have a material adverse effect on our business, financial condition and results of operations.

Sales of our products have to date been denominated principally in U.S. dollars. Over the last several years, the U.S. dollar has weakened against most other currencies. Future increases in the value of the U.S. dollar, if any, would increase the price of our products in the currency of the countries in which our customers are located. This may result in our customers seeking lower-priced suppliers, which could adversely impact our operating results. A larger portion of our international revenue may be denominated in foreign currencies in the future, which would subject us to increased risks associated with fluctuations in foreign exchange rates.

Our international contracts and operations subject us to a variety of additional risks, including:

•	political and economic uncertainties;

•	reduced protection for intellectual property rights;

•	trade barriers and other regulatory or contractual limitations on our ability to sell and service our products in certain foreign markets;

•	difficulties in enforcing contracts, beginning operations as scheduled and collecting accounts receivable, especially in emerging markets;

•	increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	competing with non-U.S. companies not subject to the U.S. Foreign Corrupt Practices Act; and

•	difficulty in attracting, hiring and retaining qualified personnel.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, which in turn could adversely affect our business, operating results and financial condition.

If we fail to manage future growth effectively, our business would be harmed.

Future growth in our business, if it occurs, will place significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve our financial and management controls, reporting and operational systems and procedures. If we do not effectively manage our growth, our business, operating results and financial condition would be adversely affected.

Our failure to achieve or maintain adequate internal control over financial reporting in accordance with SEC rules or prevent or detect material misstatements in our annual or interim consolidated financial statements in the future could materially harm our business and cause our stock price to decline.

As a public company, SEC rules require that we maintain internal control over financial reporting that provides reasonable assurance regarding the reliability of financial reporting and preparation of published financial statements in accordance with generally accepted accounting principles. Accordingly, we will be required to document and test our internal controls and procedures to assess the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting. In the future, we may identify material weaknesses and deficiencies which we may not be able to remediate in a timely manner. Material weaknesses may exist when we report on the effectiveness of our internal control over financial reporting for purposes of our attestation required by reporting requirements under the Securities Exchange Act of 1934 after this offering, with our first reporting obligation being in our Annual Report on Form 10-K for the year ending December 31, 2009. If we fail to achieve or maintain effective internal control over financial reporting, we will not be able to conclude that we have maintained effective internal control over financial reporting or our independent registered public accounting firm may not be able to issue an unqualified report on the effectiveness of our internal control over financial reporting. As a result our ability to report our financial results on a timely and accurate basis may be adversely affected and investors may lose confidence in our financial information, which in turn could cause the market price of our common stock to decrease. We may also be required to restate our financial statements from prior periods. In addition, testing and maintaining internal control will require increased management time and resources. Any failure to maintain effective internal control over financial reporting could impair the success of our business and harm our financial results, and you could lose all or a significant portion of your investment. If we have material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the SEC and various other bodies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the interpretation of our current practices may adversely affect our reported financial results or the way we conduct our business.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.

In the future, we may acquire companies or assets that we believe may enhance our market position. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot assure you that they will ultimately strengthen our competitive position or that they will not be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and harm our operating results or financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, any of which could harm our business, operating results and financial condition.
We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance requirements.
     As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as rules subsequently implemented by the SEC and the NASDAQ Global Market, or NASDAQ, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Insiders will continue to have substantial control over us after this offering and will be able to influence corporate matters.
     Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 51% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
Anti-takeover provisions in our charter documents and under Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.
     Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•	authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by our board of directors, the chairman of the board, the chief executive officer or the president;

•	establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered terms;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority vote of directors then in office, even though less than a quorum;

•	specify that no stockholder is permitted to cumulate votes at any election of directors; and

•	require a super-majority of votes to amend certain of the above-mentioned provisions.
     In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. Section 203 generally prohibits us from engaging in a business combination with an interested stockholder subject to certain exceptions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Sales of Unregistered Securities
     Between April 1, 2008 and July 3, 2008 (the date of the filing of our registration statement on Form S-8, No. 333-152142), we issued an aggregate of 11,411 shares of common stock that were not registered under the Securities Act of 1933 to our employees and directors pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $16,000. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.
     (b) Use of Proceeds from Public Offering of Common Stock
     On July 1, 2008, our registration statement (No. 333-150007) on Form S-1 was declared effective for our IPO, pursuant to which we registered the offering and sale of an aggregate 16,100,000 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $8.50 per share, or aggregate offering price of $136.9 million, of which $86.5 million related to 10,178,566 shares sold by us and $50.4 million related to 5,921,434 shares sold by selling stockholders. The offering closed on July 8, 2008 with respect to the primary shares and on July 11, 2008 with respect to the over-allotment shares. The managing underwriters were Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC.
     As a result of the offering, we received net proceeds of approximately $77.1 million, after deducting underwriting discounts and commissions of $6.0 million and additional offering-related expenses of approximately $3.4 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We anticipate that we will use the remaining net proceeds from our IPO for working capital and other general corporate purposes, including to finance our growth, develop new products, fund capital expenditures, or to expand our existing business through acquisitions of other businesses, products or technologies. However, we do not have agreements or commitments for acquisitions at this time. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
      Stock repurchase activity during the three months ended June 30, 2008 was as follows:

			Total Number of	Maximum Dollar
	Total Number of	Average	Shares Purchased as	Value that May Yet
	Shares	Price Paid	Part of Publicly	be Purchased Under
Period	Purchased(1)	per Share	Announced Programs	the Programs
April 1, 2008-April 30, 2008	22,017	$0.25	—	$—
May 1, 2008-May 31, 2008	—	$—	—	$—
June 1, 2008-June 30, 2008	—	$—	—	$—

	22,017		—

(1)	The company exercised its rights to repurchase 22,017 unvested shares related to the early exercise of stock options. The unvested shares were repurchased from a shareholder in exchange for cash and were cancelled upon completion of the repurchase.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     Pursuant to Section 228 of the Delaware General Corporation Law, our stockholders approved the following proposals by written consent in lieu of a meeting effective May 1, 2008:

1.	To approve our amended and restated certificate of incorporation and amended and restated bylaws to be effective upon the closing of our IPO.

Consent Received	Consent Withheld

30,605,245	9,220,537

2.	To approve the adoption of our 2008 Equity Incentive Plan.

Consent Received	Consent Withheld

30,528,845	9,296,937

3.	To approve and ratify the form of indemnification agreement for our officers, directors and agents.

Consent Received	Consent Withheld

30,605,245	9,220,537
     In addition, effective June 13, 2008, pursuant to Section 228 of the Delaware General Corporation Law, our stockholders approved an amendment to the 2008 Equity Incentive Plan by written consent in lieu of a meeting. We received written consents from stockholders holding an aggregate of 22,897,312 shares of our capital stock voting in favor of this matter and stockholders holding an aggregate of 16,928,470 shares of our capital stock entitled to vote withheld their vote on such matter.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Energy Recovery, Inc. By:

/s/ G. G. PIQUE G. G. Pique	President and Chief Executive Officer (Principal Executive Officer)	August 13, 2008

/s/ THOMAS D. WILLARDSON Thomas D. Willardson	Chief Financial Officer (Principal Financial Officer)	August 13, 2008

Exhibit List

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.