Form 10-Q
period 2008-09-30
Energy Recovery, Inc.
filed 2008-11-12
CIK 1421517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of October 31, 2008, there were 50,008,118 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$79,821	$240
Restricted cash	—	366
Accounts receivable, net of allowance for doubtful accounts of $76 and $121 at September 30, 2008 and December 31, 2007, respectively	13,333	12,849
Unbilled receivables, current	3,576	1,733
Notes receivable from stockholders	—	20
Inventories	9,779	4,791
Deferred tax assets, net	1,052	1,052
Prepaid expenses and other current assets	3,060	369

Total current assets	110,621	21,420
Unbilled receivables, non-current	119	2,457
Restricted cash, non-current	—	1,221
Property and equipment, net	1,694	1,671
Intangible assets, net	323	345
Deferred tax assets, non-current, net	148	148
Other assets, non-current	51	42

Total assets	$112,956	$27,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,090	$1,697
Accrued expenses and other current liabilities	4,613	1,868
Liability for early exercise of stock options	—	20
Income taxes payable	540	1,154
Accrued warranty reserve	248	868
Deferred revenue	594	488
Customer deposits	2,739	318
Current portion of long-term debt	172	172
Current portion of capital lease obligations	36	38

Total current liabilities	11,032	6,623
Long-term debt	428	557
Capital lease obligations, non-current	36	63

Total liabilities	11,496	7,243

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 50,008,118 and 39,777,446 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	50	40
Additional paid-in capital	98,250	20,762
Notes receivable from stockholders	(307)	(835)
Accumulated other comprehensive loss	(31)	(5)
Retained earnings	3,498	99

Total stockholders’ equity	101,460	20,061

Total liabilities and stockholders’ equity	$112,956	$27,304

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenue	$9,044	$10,978	$30,125	$21,569
Cost of revenue(1)	3,497	4,096	11,122	8,524

Gross profit	5,547	6,882	19,003	13,045
Operating expenses:
Sales and marketing(1)	1,467	1,372	4,263	3,787
General and administrative(1)	2,696	1,053	8,211	2,786
Research and development(1)	678	392	1,723	1,221

Total operating expenses	4,841	2,817	14,197	7,794

Income from operations	706	4,065	4,806	5,251
Other income (expense):
Interest expense	(17)	(17)	(62)	(42)
Interest and other income	217	85	841	121

Income before provision for income taxes	906	4,133	5,585	5,330
Provision for income taxes	283	1,736	2,186	2,238

Net income	$623	$2,397	$3,399	$3,092

Earnings per share:
Basic	$0.01	$0.06	$0.08	$0.08

Diluted	$0.01	$0.06	$0.07	$0.08

Number of shares used in per share calculations:
Basic	49,646	39,631	43,114	38,821

Diluted	52,396	42,080	45,647	41,192

(1)	Includes stock-based compensation expense.
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

				Notes	Accumulated
			Additional	Receivable	Other		Total
	Common Stock		Paid-in	from	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Stockholders	Income	Earnings	Equity
Balance at December 31, 2007	39,777	40	20,762	(835)	(5)	99	20,061
Net income	—	—	—	—	—	3,399	3,399
Foreign currency translation adjustments	—	—	—	—	(26)	—	(26)
Issuance of common stock	10,230	10	76,812	(20)	—	—	76,802
Interest on notes receivable from stockholders	—	—	—	(12)	—	—	(12)
Repayment of notes receivable from stockholders	—	—	—	560	—	—	560
Employee stock-based compensation	—	—	612	—	—	—	612
Non-employee stock-based compensation	1	—	64	—	—	—	64

Balance at September 30, 2008	50,008	$50	$98,250	$(307)	$(31)	$3,498	$101,460

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$3,399	$3,092
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	378	222
Interest accrued on notes receivables from stockholders	(12)	(23)
Stock-based compensation	676	731
Gain on foreign currency transactions	(383)	—
Provision for doubtful accounts	6	(13)
Provision for warranty claims	(531)	31
Provision for excess or obsolete inventory	29	—
Changes in operating assets and liabilities:
Accounts receivable	(107)	883
Unbilled receivables	495	(3,396)
Inventories	(5,017)	(2,439)
Prepaid and other assets	(2,700)	(105)
Accounts payable	393	451
Accrued expenses and other liabilities	2,653	118
Income taxes payable	(614)	142
Deferred revenue	106	237
Customer deposits	2,421	52

Net cash provided by (used in) operating activities	1,192	(17)

Cash Flows From Investing Activities
Capital expenditures	(376)	(884)
Restricted cash	1,587	(33)
Other	(1)	(45)

Net cash provided by (used in) investing activities	1,210	(962)

Cash Flows From Financing Activities
Proceeds from long-term debt	—	639
Repayment of long-term debt	(129)	(44)
Repayment of revolving note, net	—	(438)
Repayment of capital lease obligation	(28)	(30)
Net proceeds from issuance of common stock	76,808	5,119
Repayment of notes receivables from stockholders	560	23
Other short term financing activities	(6)	(129)

Net cash provided by financing activities	77,205	5,140

Effect of exchange rate differences on cash and cash equivalents	(26)	3

Net change in cash and cash equivalents	79,581	4,164
Cash and cash equivalents, beginning of period	240	42

Cash and cash equivalents, end of period	$79,821	$4,206

Supplemental disclosure of cash flow information
Cash paid for interest	$60	$39

Cash paid for income taxes	$4,706	$2,120

Supplemental disclosure of non-cash transactions
Issuance of common stock in exchange for notes receivable from stockholders	$20	$6

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — The Company
     Description of Business
     Energy Recovery, Inc. (“the Company” or “ERI”) was established in 1992, and is a leading global developer and manufacturer of highly efficient energy recovery devices utilized in the water desalination industry. The Company operates primarily in the sea water reverse osmosis (“SWRO”) segment of the industry, which uses pressure to drive sea water through filtering membranes to produce fresh water. The Company’s primary energy recovery device is the PX Pressure Exchanger® (“PX®“), which helps optimize the energy intensive SWRO process by reducing energy consumption by up to 60% as compared to the same process without any energy recovery devices. Products are manufactured in the United States of America (“U.S.”) at ERI’s headquarters located in San Leandro, California, and shipped from this location to specified customer locations worldwide. The Company has direct sales offices and technical support centers in Madrid, Dubai, Shanghai and Fort Lauderdale and the research and development center is located in San Leandro, California.
     The Company was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001. The Company incorporated its wholly owned subsidiaries, Osmotic Power, Inc., Energy Recovery, Inc. International and Energy Recovery Iberia, S.L. in September 2005, July 2006 and September 2006, respectively.
Note 2 — Initial Public Offering of Energy Recovery, Inc.
     On July 2, 2008, the Company sold 14,000,000 shares of its common stock in its initial public offering (“IPO”) at $8.50 per share, before underwriting discounts and commissions. Of the 14,000,000 shares sold in the offering, 8,078,566 shares were sold by the Company and 5,921,434 shares were sold by stockholders. On July 9, 2008, the underwriters exercised their option to purchase an additional 2,100,000 shares from the Company at the IPO price to cover overallotments. The Company received net proceeds of approximately $76.8 million from these transactions.
Note 3 —Summary of Significant Accounting Policies
     Basis of Presentation
     The consolidated financial statements include the accounts of the Company and its foreign wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by US GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2007, included in the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 27, 2008.
     In the opinion of management, all adjustments, consisting of only normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.
     Use of Estimates
     The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may materially differ from those estimates. The Company’s most significant estimates and judgments involve the determination of revenue recognition, allowance for doubtful accounts, allowance for product warranty, valuation of the Company’s stock and stock-based compensation, reserve for excess and obsolete inventory, deferred taxes and valuation allowances on deferred tax assets.

     Restricted Cash
     The Company has irrevocable letters of credit with a bank securing performance under contracts with customers. At December 31, 2007, the outstanding amounts with the bank were $1.6 million. The Company had deposited a corresponding amount into a certificate of deposit that secures the letters of credit, resulting in restricted cash balances of $1.6 million at December 31, 2007. During the nine months ended September 30, 2008, the aforementioned letters of credit were secured by amounts available under a new line of credit and the restriction on cash deposits was released; therefore, there were no restricted cash balances at September 30, 2008.
     Revenue Recognition
     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”). The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title occurs, fixed pricing is determinable and collection is probable. Transfer of title typically occurs upon shipment of the equipment pursuant to a written purchase order or contract. The portion of the sales agreement related to the field services and training for commissioning of a desalination plant is deferred per guidance of Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, by applying the residual value method. Under this method, revenue allocated to undelivered elements is based on vendor-specific objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to the delivered elements. Vendor specific objective evidence of fair value for such undelivered elements is based upon the price the Company charges for such product or service when it is sold separately. The Company may modify its pricing in the future, which could result in changes to vendor specific objective evidence of fair value for such undelivered elements. The services element of the Company’s contracts represents an incidental portion of the total contract price.
     Under the Company’s revenue recognition policy, evidence of an arrangement has been met when the Company has an executed purchase order or a stand-alone contract. Typically, smaller projects utilize purchase orders that conform to the Company’s standard terms and conditions that require the customer to remit payment generally within 30 to 90 days from product delivery. In some cases, if credit worthiness cannot be determined, prepayment is required from the smaller customers.
     For large projects, stand-alone contracts are utilized. For these contracts, consistent with industry practice, the customers typically require their suppliers, including the Company, to accept contractual holdback provisions whereby the final amounts due under the sales contract are remitted over extended periods of time. These retention payments typically range between 10% and 20%, and in some instances up to 30%, of the total contract amount and are due and payable when the customer is satisfied that certain specified product performance criteria have been met upon commissioning of the desalination plant, which in the case of the Company’s PX® device may be 12 months to 24 months from the date of product delivery as described further below.
     The specified product performance criteria for the Company’s PX® device generally pertains to the ability of the Company’s product to meet its published performance specifications and warranty provisions, which the Company’s products have demonstrated on a consistent basis. This factor, combined with the Company’s historical performance metrics measured over the past 10 years, provides management with a reasonable basis to conclude that its PX® device will perform satisfactorily upon commissioning of the plant. To ensure this successful product performance, the Company provides service, consisting principally of supervision of customer personnel, and training to the customers during the commissioning of the plant. The installation of the PX® device is relatively simple, requires no customization and is performed by the customer under the supervision of Company personnel. The Company defers the fair value of the service and training component of the contract and recognizes such revenue as services are rendered. Based on these factors, management has concluded that delivery and performance have been completed when the product has been delivered (title transfers) to the customer.
     The Company performs an evaluation of credit worthiness on an individual contract basis, to assess whether collectibility is reasonably assured. As part of this evaluation, management considers many factors about the individual customer, including the underlying financial strength of the customer and/or partnership consortium and management’s prior history or industry specific knowledge about the customer and its supplier relationships. To date, the Company has been able to conclude that collectibility was reasonably assured on its sales contracts at the time the product was delivered and title has transferred; however, to the extent that management concludes that it is unable to determine that collectability is reasonably assured at the time of product delivery, the Company will defer all or a portion of the contract amount based on the specific facts and circumstances of the contract and the customer.

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
     Under the terms of the retention payment component, the Company is generally required to issue to the customer a product performance guarantee that takes the form of a collateralized letter of credit, which is issued to the customer approximately 12 to 24 months after the product delivery date. The letter of credit is collateralized by the Company’s line of credit. The letter of credit remains in place for the performance period as specified in the contract, which is generally 12 to 24 months, and, in some instances, up to 36 months. The performance period generally runs concurrent with and does not exceed the Company’s standard product warranty period. Once the letter of credit has been put in place, the Company invoices the customer for this final retention payment under the sales contract. During the time between the product delivery and the issuance of the letter of credit, the amount of the final retention payment is classified on the balance sheet as unbilled receivable, of which a portion may be classified as long term to the extent that the billable period extends beyond one year. Once the letter of credit is issued, the Company invoices the customer and reclassifies the retention amount from unbilled receivable to accounts receivable where it remains until payment, typically 120 to 150 days after invoicing. (See Note 4 — Balance Sheet Information: Unbilled Receivables).
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
     Warranty Costs
     The Company sells products with a limited warranty for a period of one to two years. In August 2007, the Company began offering a five-year warranty on the ceramic components for new sales agreements executed after August 7, 2007. The Company accrues for warranty costs based on estimated product failure rates, historical activity and expectations of future costs. The Company periodically evaluates and adjusts the warranty costs to the extent actual warranty costs vary from the original estimates.
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

     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. Measurement under FIN 48 is based on judgment regarding the largest amount that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. The total amount of unrecognized tax benefits as of the date of adoption was immaterial. As a result of the implementation of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits.
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
     Stock-Based Compensation—Employees
     The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The assumptions used to estimate the fair value of stock options during the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected term	5 years	5 years	5 years	5 years
Expected volatility	50%	50%	50%	50%
Risk-free interest rate	2.98%	4.23%	2.98%	4.23%
Dividend yield	0%	0%	0%	0%
     The absence of an active market for the Company’s common stock prior to its IPO in July 2008 required management and the board of directors to estimate the fair value of its common stock for purposes of granting options and for determining stock-based compensation expense. In response to these requirements, management and the board of directors estimated the fair market value of common stock based on factors such as the price of the most recent common stock sales to investors, the valuations of comparable companies, the status of development and sales efforts, cash and working capital amounts, revenue growth, and additional objective and subjective factors relating to its business on an annual basis.
     Stock-based compensation expense related to awards granted and or modified to employees was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenue	$34	$30	$65	$80
Sales and marketing	90	90	180	248
General and administrative	134	91	270	277
Research and development	52	38	97	108

	$310	$249	$612	$713

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
     Stock-based compensation expense related to awards granted and/or modified to non-employees was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales and marketing	$32	$5	$44	$15
General and administrative	15	1	20	3

	$47	$6	$64	$18

     See Note 9—Stockholders’ Equity for additional information.
     Comprehensive Income
     In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to display comprehensive income and its components as part of the Company’s full set of consolidated financial statements. Comprehensive income is composed of net income and other comprehensive income, including currency translation adjustments.
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$623	$2,397	$3,399	$3,092
Other comprehensive income:
Foreign currency translation	(13)	6	(26)	3

Comprehensive income	$610	$2,403	$3,373	$3,095

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

     Earnings Per Share
     In accordance with SFAS No. 128, Earnings per Share, the following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income	$623	$2,397	$3,399	$3,092

Denominator:
Weighted average common shares outstanding	49,646	39,631	43,114	38,821
Effect of dilutive securities:
Nonvested shares	—	6	7	6
Stock options	786	521	626	409
Warrants	1,964	1,922	1,900	1,956

Total shares for purpose of calculating diluted net income per share	52,396	42,080	45,647	41,192

Earnings per share:
Basic	$0.01	$0.06	$0.08	$0.08

Diluted	$0.01	$0.06	$0.07	$0.08

     The following potential common shares were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Nonvested shares	—	—	—	78
Stock options	973	69	479	329
Warrants	—	—	—	—
     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for the Company beginning in the first quarter of 2008. The adoption of SFAS 157 for financial assets and financial liabilities did not have a significant impact on the Company’s consolidated financial statements in the first nine months of 2008. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.
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
     No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the consolidated financial statements.
Note 4 —Balance Sheet Components
     Unbilled Receivables
     The Company has unbilled receivables pertaining to customer contractual holdback provisions, whereby the Company invoices the final retention payment(s) due under its sales contracts in periods generally ranging from 12 to 24 months after the product has been shipped to the customer and revenue has been recognized.
     Long-term unbilled receivables as of September 30, 2008 and December 31, 2007 consisted of unbilled receivables from customers due more than one year subsequent to period end. The customer holdbacks represent amounts intended to provide a form of security for the customer rather than a form of long-term financing; accordingly, these receivables have not been discounted to present value. At September 30, 2008, the expected payment schedule for these accounts was as follows (in thousands):

September 30,
2008
2009	$—
2010	119

$119

     Inventories
     Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$2,207	$2,974
Work in process	613	75
Finished goods	6,959	1,742

	$9,779	$4,791

     Excess and obsolete reserves included in inventory at September 30, 2008 and December 31, 2007 were $132,000 and $102,000, respectively.
     Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Accrued payroll and commission expenses	$2,209	$1,014
Collaboration fees	946	—
Professional fees	649	180
Inventory in transit	405	393
Other accrued expenses and current liabilities	404	281

	$4,613	$1,868

Note 5 — Long-Term Debt
     As of September 30, 2008, long term debt consisted of two promissory notes payable. Future minimum principal payments due under long-term debt arrangements consist of the following (in thousands):

September 30,
2008
2008 (remaining three months)	$43
2009	172
2010	172
2011	128
2012	85

$600

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
     On September 18, 2008 the Company modified the credit agreement to increase the allowable borrowings on the credit facility to $12.0 million and extend the credit facility to December 31, 2008.
     As of September 30, 2008, the Company was in compliance with all financial covenants. There were no outstanding borrowings under the credit agreement as of September 30, 2008.
     During the periods presented, the Company provided certain customers with irrevocable standby letters of credit to secure its obligations for the delivery of products and performance guarantees in accordance with sales arrangements. These letters of credit were issued under the Company’s revolving note credit facility and generally terminate within 12 to 24 months and, in some instances, up to 36 months from issuance. At September 30, 2008 and December 31, 2007, the amounts outstanding on the letters of credit totaled approximately $7.7 million and $2.2 million, respectively.

Note 6 — Capital Leases
     The Company leases certain equipment under agreements classified as capital leases. The terms of the lease agreements generally range up to five years.
     Future minimum payments under capital leases consist of the following (in thousands):

September 30,
2008
2008 (remaining three months)	$12
2009	43
2010	28

Total future minimum lease payments	83
Less: amount representing interest	(11)

Present value of net minimum capital lease payments	72
Less: current portion	(36)

Long-term portion	$36

Note 7 — Income Taxes
     The Company’s effective tax rate for the nine months ended September 30, 2008 and 2007 was 39% and 42%, respectively. These effective tax rates differ from the U.S. statutory rate principally due to the effect of state income taxes and non-deductible stock based compensation.
     There have been no material changes to the Company’s income tax position during the nine months ended September 30, 2008.
Note 8 — Commitments and Contingencies
     Lease Obligations
     The Company leases facilities under fixed non-cancelable operating leases that expire on various dates through August 2011. Future minimum lease payments consist of the following (in thousands):

September 30,
2008
2008 (remaining three months)	$140
2009	579
2010	271
2011	62

$1,052

     Warranty
     Changes in the Company’s accrued warranty reserve and the expenses incurred under its warranties were as follows (in thousands):

September 30,
2008
Balance 12/31/07	$868
Warranty costs charged to cost of revenue	157
Utilization of warranty	(89)
Reduction of extended warranty reserve	(688)

Balance 9/30/08	$248

     During the nine months ended September 30, 2008, the Company reduced its accrued warranty reserve by $688,000 to reflect the cancellation of an extended product warranty contract and the related elimination of the estimated warranty liability.
     Purchase Obligations

     The Company did not have any non-cancelable contractual purchase obligations with its vendors at September 30, 2008.
     The Company had purchase order arrangements with its vendors for which it had not received the related goods or services at September 30, 2008. These arrangements are subject to change based on the Company’s sales demand forecasts and the Company has the right to cancel the arrangements prior to the date of delivery. The majority of these purchase order arrangements were related to various key raw materials and components parts. As of September 30, 2008, the Company had approximately $8.6 million of open purchase order arrangements.
     Guarantees
     The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with customers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, generally limited to personal injury and property damage caused by the Company’s employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2008 and December 31, 2007.
     In certain cases, the Company issues product performance guarantees to its customers for amounts ranging from 10% to 30% of the total sales agreement to endorse the warranty of design work, fabrication and operating performance of the PX® device. These guarantees are issued under the Company’s credit facility (see Note 5) and were collateralized by restricted cash through March 27, 2008 (see Note 3). These guarantees typically remain in place for periods ranging from 12 to 24 months and, in some instances, up to 36 months, which relate to the underlying product warranty period.
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
     Stock Option Plans
     Options issued under the 2001 Stock Option Plan and the 2002, 2004, and 2006 Stock Option/Stock Issuance Plans may be exercised prior to vesting, with the underlying shares subject to the Company’s right of repurchase, which lapses over the vesting term. At December 31, 2007, 56,879 shares of common stock were outstanding subject to the Company’s right of repurchase at prices ranging from $0.20 to $1.00 per share. At September 30, 2008, 1,667 shares of common stock were outstanding subject to the Company’s right to repurchase at $0.25 per share. As of December 31, 2007, the outstanding balances of the full recourse promissory notes related to unvested shares was $20,000, as described below. As of September 30, 2008, the outstanding balances of the full recourse promissory notes related to unvested shares was less than $1,000. The promissory notes related to the exercise of the unvested shares and the corresponding aggregate exercise price for these shares were recorded as notes receivable from stockholders and liability for early exercise of stock options in the accompanying consolidated balance sheet, and are transferred into common stock and additional paid-in capital as the shares vest.

     In connection with the IPO in July 2008, the Company’s board of directors adopted the 2008 Equity Incentive Plan (“2008 Plan”) which became effective immediately preceding the effectiveness of the IPO. The 2008 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards. Under this plan, 1,400,000 shares of common stock were reserved for issuance in 2008, of which 219,822 shares remain available for issuance as of September 30, 2008. The 2008 Plan does not allow options to be exercised prior to vesting.
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
     In February 2005, options to purchase 4,293,958 shares of common stock were exercised by the signing of full recourse promissory notes totaling $948,000. The notes bear interest at 3.76% and are due in February 2010. The interest rate on the notes was deemed to be a below market rate of interest resulting in a deemed modification in exercise price of the options. As a result, the Company is accounting for these options as variable option awards until the employee is vested in the award. Of the $948,000 of promissory notes, notes in an aggregate amount of $552,000 were issued by executive officers and directors. These notes were paid in full by the end of March 2008, including principal and interest, for a total of $606,000. During the second quarter of 2008, the Company repurchased and subsequently cancelled 22,017 unvested shares for a total of $6,000. As of September 30, 2008, there were 1,667 unvested shares outstanding for a value of less than $1,000.
     For the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007, the Company recorded $12,000, $201,000, $155,000 and $584,000, respectively, of stock-based compensation related to the options exercised with promissory notes.
          Stock Option Activity
     For the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007, the Company recognized stock-based compensation of $345,000, $54,000, $521,000 and $147,000, respectively, pursuant to the adoption of SFAS 123R.
     The following table summarizes the stock option activity under the Company’s stock option plans:

	Options Outstanding
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value (in
	Shares	Price	Life (in years)	thousands)(1)
Balance 12/31/07	1,280,608	$2.38	8.6	$3,355

Granted	1,277,578	8.41	—	—
Exercised	(18,911)	2.08	—	—
Forfeited	(60,750)	4.47	—	—

9/30/08	2,478,525	5.44	8.8	$10,303

Vested and exercisable as of September 30, 2008	614,669	$1.81	7.6	$4,779

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company’s stock as of September 30, 2008 of $9.59 per share.

     The following table summarizes options outstanding after exercises and cancellations as of September 30, 2008:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Outstanding and	Contractual	Exercise	Vested and	Exercise
Range of Exercise Prices	Exercisable	Life	Price	Exercisable	Price
$1.00	460,208	7.0	$1.00	336,954	$1.00
$2.65	598,339	8.2	$2.65	259,710	$2.65
$5.00	239,800	9.1	$5.00	18,005	$5.00
$7.24 – $7.30	8,000	10.0	$7.28	—	$—
$8.50 – $8.79	915,000	9.8	$8.51	—	$—
$9.01 – $9.83	252,178	9.9	$9.26	—	$—
$11.05	5,000	9.8	$11.05	—	$—

	2,478,525			614,669

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
     The following geographic information includes net revenue to the Company’s domestic and international customers based on the customers’ requested delivery locations, except for certain cases in which the customer directed the Company to deliver the Company’s products to a location that differs from the known ultimate location of use. In such cases, the ultimate location of use, rather than the delivery location, is reflected in the table below (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Domestic revenue	$1,442	$980	$3,309	$1,943
International revenue	7,602	9,998	26,816	19,626

Total revenue	$9,044	$10,978	$30,125	$21,569

Revenue by country:
China	30%	12%	16%	10%
Spain	17	9	22	24
United States	16	9	11	9
Algeria	*	40	15	20
India	*	22	2	12
Others	37	8	34	25

Total	100%	100%	100%	100%

*	Less than 1%.
     Approximately 90% of the Company’s long-lived assets were located in the United States at September 30, 2008 and December 31, 2007.
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
     Accounts receivable concentrations as of September 30, 2008 were represented by two different customers totaling approximately 53%. Specifically, Degremont S.A. and its affiliated entities and Geida and its affiliated entities represented 29% and 24% of accounts receivable, respectively.
     Revenue from customers representing 10% or more of net revenue varies from period to period. For the three months ended September 30, 2008, three customers, Hyflux Limited, GE Water, and Geida and its affiliated entities, represented 20%, 14%, and 13% of the Company’s net revenue, respectively. For the nine months ended September 30, 2008, two customers represented approximately 34% of net revenue: Geida and its affiliated entities and Degremont S.A. and its affiliated entities represented 19% and 15% of the Company’s net revenue, respectively. For the three and nine months ended September 30, 2007, one customer, Geida and its affiliated entities, accounted for approximately 62% and 39% of the Company’s net revenue, respectively. No other customer accounted for more than 10% of the Company’s net revenue during any of these periods.
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
     For the three and nine months ended September 30, 2008, four suppliers (of which three were ceramics suppliers) represented approximately 67% and 72% of total purchases of the Company, respectively. As of September 30, 2008, approximately 75% of the Company’s accounts payable were due to these suppliers.
     For the three and nine months ended September 30, 2007, three suppliers (of which two were ceramics suppliers) represented approximately 65% and 68% of total purchases of the Company, respectively.

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
     The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed under the subheading “Risk Factors” and those discussed elsewhere in this report, in our other SEC filings and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus filed on July 2, 2008. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
Overview
     We were founded in 1992 and are in the business of designing, developing and manufacturing energy recovery devices for sea water reverse osmosis, or SWRO, desalination plants. In early 1997, we introduced the initial version of our energy recovery device, the PX®. In November 1997, we introduced and marketed our first ceramic-based PX® device. As of September 30, 2008, we had shipped over 4,900 PX® devices to desalination plants worldwide, including in China, Europe, India, Australia, Africa, the Middle East, North America and the Caribbean.
     On July 2, 2008, we sold 14,000,000 shares of our common stock in an initial public offering, or IPO, at $8.50 per share, before underwriting discounts and commissions. Of the 14,000,000 shares sold in the offering, 8,078,566 shares were sold by us and 5,921,434 shares were sold by stockholders. On July 9, 2008, the underwriters exercised their option to purchase an additional 2,100,000 shares from us at the IPO price to cover overallotments. We received net proceeds of approximately $76.8 million.
     A majority of our net revenue has been generated by sales to large engineering, procurement and construction firms, or EPCs, who are involved with the design and construction of larger desalination plants. Sales to EPCs often involve a long sales cycle, or the time between the initial project tender and the time the PX® device is shipped to the client, which can range from nine to 16 months. A single EPC desalination project can generate an order for numerous PX® devices and generally represents an opportunity for significant revenue. We also sell PX® devices to original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer PX® devices per plant and have shorter sales cycles.
     Due to the fact that a single order for PX® devices by an EPC for a particular plant may represent significant revenue, we often experience significant fluctuations in net revenue from quarter to quarter. In addition, our EPC customers tend to order a significant amount of equipment for delivery in the fourth quarter and, as a consequence, a significant portion of our annual sales typically occurs during that quarter.
     A limited number of our customers can account for a substantial portion of our net revenue. Revenue from EPC and non-EPC customers representing 10% or more of total revenue varies from year to year. For the three months ended September 30, 2008, three customers, Hyflux Limited, GE Water, and Geida and its affiliated entities, represented 20%, 14% and 13% of our net revenue, respectively. For the nine months ended September 30, 2008, two customers represented approximately 34% of net revenue: Geida and its affiliated entities and Degremont S.A. and its affiliated entities represented 19% and 15% of our net revenue, respectively. For the three and nine months ended September 30, 2007, one customer, Geida and its affiliated entities, accounted for approximately 62% and 39% of our net revenue, respectively. We do not have long-term contracts with our EPC customers and instead sell to them on a purchase order basis or under individual stand-alone contracts. Orders may be postponed or delayed by our customers on short or no notice.

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
     Under our revenue recognition policy, evidence of an arrangement has been met when we have an executed purchase order or a stand-alone contract. Typically, our smaller projects utilize purchase orders that conform to our standard terms and conditions that require the customer to remit payment generally within 30 to 90 days from product delivery. In some cases, if credit worthiness cannot be determined, prepayment is required from the smaller customers.
     For our large projects, stand-alone contracts are utilized. For these contracts, consistent with industry practice, the customers typically require their suppliers, including our company, to accept contractual holdback provisions whereby the final amounts due under the sales contract are remitted over extended periods of time. These retention payments typically range between 10% and 20%, and in some instances up to 30%, of the total contract amount and are due and payable when the customer is satisfied that certain specified product performance criteria have been met upon commissioning of the desalination plant, which in the case of our PX® device may be 12 months to 24 months from the date of product delivery as described further below.
     The specified product performance criteria for our PX® device generally pertains to the ability of our products to meet our published performance specifications and warranty provisions, which our products have demonstrated on a consistent basis. This factor, combined with our historical performance metrics measured over the past 10 years, provides us with a reasonable basis to conclude that the PX® device will perform satisfactorily upon commissioning of the plant. To help ensure this successful product performance, we provide service, consisting principally of supervision of customer personnel, and training to the customers during the commissioning of the plant. The installation of the PX® device is relatively simple, requires no customization and is performed by the customer under the supervision of our personnel. We defer the fair value of the service and training component of the contract and recognize such revenue as services are rendered. Based on these factors, we have concluded that delivery and performance have been completed when the product has been delivered (title transfers) to the customer.
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
     Under the terms of the retention payment component, we are generally required to issue to the customer a product performance guarantee in the form of a collateralized letter of credit, which is issued to the customer approximately 12 to 24 months after the product delivery date. The letter of credit is collateralized by our line of credit. The letter of credit remains in place for the performance period as specified in the contract, which is generally 24 months and which runs concurrent with our standard product warranty period. Once the letter of credit has been put in place, we invoice the customer for this final retention payment under the sales contract. During the time between the product delivery and the issuance of the letter of credit, the amount of the final retention is classified on the balance sheet as unbilled receivable, of which a portion may be classified as long term to the extent that the billable period extends beyond one year. Once the letter of credit is issued, we invoice the customer and reclassify the retention amount from unbilled receivable to accounts receivable where it remains until payment, typically 120 to 150 days after invoicing (see Note 4—Balance Sheet Information: Unbilled Receivables).
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
     Warranty Costs
     We sell products with a limited warranty for a period of one to two years. In August 2007, we began offering a five-year warranty on the ceramic components for new sales agreements executed after August 7, 2007. We accrue for warranty costs based on estimated product failure rates, historical activity and expectations of future costs. We periodically evaluate and adjust the warranty costs to the extent actual warranty costs vary from the original estimates.
     We may offer extended warranties on an exception basis and these are accounted for in accordance with Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts for Sales of Extended Warranties.
     Stock-Based Compensation
     Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite vesting period on a straight-line basis in our consolidated statements of operations and the expense is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended September 30, 2008 and 2007 we recognized stock-based compensation under SFAS 123(R) of $345,000 and $54,000, respectively. For the nine months ended September 30, 2008 and 2007 we recognized stock based compensation under SFAS 123(R) of $521,000 and $147,000, respectively.

     To determine the inputs for the Black-Scholes option pricing model, we are required to develop several assumptions, which are highly subjective. These assumptions include:
•	the length of our options’ lives, which is based on anticipated future exercises;

•	our common stock’s volatility;

•	the number of shares of common stock underlying options that will ultimately be forfeited;

•	the risk-free rate of return; and

•	future dividends.
     We use comparable public company data to determine volatility, as our common stock has not yet been publicly traded for a significant period of time. We use a weighted average calculation to estimate the time our options will be outstanding as prescribed by Staff Accounting Bulletin No. 107, Share-Based Payment. We estimate the number of options that are expected to be forfeited based on our experience and expected future forfeiture patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. We use our judgment and expectations in setting future dividend rates, which is currently expected to be zero.
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
     We use the Black-Scholes options pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes options pricing model, based on the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected term	5 years	5 years	5 years	5 years
Expected volatility	50%	50%	50%	50%
Risk-free interest rate	2.98%	4.23%	2.98%	4.23%
Dividend yield	0%	0%	0%	0%
     Based on the fair market value of $9.59 per share, the aggregate intrinsic value of options outstanding as of September 30, 2008 was $10.3 million, of which $4.8 million related to vested options and $5.5 million related to unvested options.
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
Third Quarter of 2008 Compared to Third Quarter of 2007
Results of Operations
     The following table sets forth certain data from our historical operating results for the periods indicated (in thousands, except percentages):

	For the Three Months Ended September 30,
	2008		2007		Variance
	(unaudited)
Results of Operations:
Net revenue	$9,044	100.0%	$10,978	100.0%	$(1,934)	(17.6)%
Cost of revenue (1)	3,497	38.7%	4,096	37.3%	(599)	(14.6)%

Gross profit	5,547	61.3%	6,882	62.7%	(1,335)	(19.4)%
Operating expenses:
Sales and marketing expenses (1)	1,467	16.2%	1,372	12.5%	95	6.9%
General and administrative (1)	2,696	29.8%	1,053	9.6%	1,643	156.0%
Research and development (1)	678	7.5%	392	3.6%	286	73.0%

TOTAL OPERATING EXPENSES	4,841	53.5%	2,817	25.7%	2,024	71.8%
Income from operations	706	7.8%	4,065	37.0%	(3,359)	(82.6)%
Other income (expense):
Interest expense and finance charges	(17)	(0.2)%	(17)	(0.2)%	—	0.0%
Interest and other income	217	2.4%	85	0.8%	132	155.3%
Provision for income tax expense	283	3.1%	1,736	15.8%	(1,453)	(83.7)%

NET INCOME	$623	6.9%	$2,397	21.8%	$(1,774)	(74.0)%

(1)	Includes stock-based compensation expense (see Note 3 to the unaudited Condensed Consolidated Financial Statements).
     Net Revenue
     Net revenue is reported net of volume discounts. We derive our revenue principally from sales of our PX® devices. Our net revenue decreased by $2.0 million, or 18%, to $9.0 million for the three months ended September 30, 2008 compared to $11.0 million for the three months ended September 30, 2007. The decrease in net revenue was primarily due to the timing of delivery of large shipments. Net revenue recognized from shipments for large projects, or EPC customers, was $2.8 million lower in the third quarter of 2008 than in the third quarter of last year. This decrease was partially offset by an increase in net revenue of approximately $800,000 from shipments related to smaller projects, a result of our growth in market share.
     For the three months ended September 30, 2008, the sales of PX® devices accounted for approximately 87% of our revenue with pump sales accounting for approximately 6% and spare parts and services accounting for the remainder. For the three months ended September 30, 2007, the sales of PX® devices accounted for approximately 94% of our revenue with pump sales accounting for approximately 4% and spare parts and services accounting for the remainder.
     Gross Profit
     Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, capital costs, excess and obsolete inventory expense, and manufactured components. The largest component of our cost of revenue is raw materials, principally ceramic materials. For the three months ended September 30, 2008 gross profit as a percentage of net revenue was 61% , and for the three months ended September 30, 2007 gross profit as a percentage of net revenue was 63%.
     Stock compensation expense included in cost of revenue was $34,000 for the three months ended September 30, 2008 and $30,000 for the three months ended September 30, 2007.
     Sales and Marketing Expense
     Sales and marketing expense consists primarily of personnel costs (including stock-based compensation), sales commissions, marketing programs and facilities cost associated with sales and marketing activities. Sales and marketing expense increased by $95,000, or 7%, to $1.5 million for the three months ended September 30, 2008 from $1.4 million for the three months ended September 30, 2007. This increase was primarily related to growth in our sales that resulted in higher headcount with sales and marketing employees increasing to 26 at September 30, 2008 from 15 at September 30, 2007. Of the $95,000 net increase in sales and marketing expenses for the three months ended September 30, 2008, $97,000 related to sales and marketing efforts costs (including sales commissions), $94,000 related to compensation and employee benefits and $18,000 related to occupancy costs, offset by a ($65,000) decrease in travel and office expenses and a ($48,000) decrease in consultant fees. In addition, our sales team is compensated in part by commissions, resulting in increased sales expense as our sales levels increase. Stock-based compensation expense included in sales and marketing expense was $122,000 for the three months ended September 30, 2008 and $95,000 for the three months ended September 30, 2007.
     As a percentage of our net revenue, sales and marketing expense increased to 16% for the three months ended September 30, 2008 from 12% for the three months ended September 30, 2007. The increase for the three months ended September 30, 2008 was attributable primarily to the decrease in our net revenue during the quarter.
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
     General and Administrative Expense
     General and administrative expense consists primarily of personnel costs (including stock-based compensation) and facilities costs related to our executive, finance, information technology and human resources organizations, as well as fees for professional services. Professional services consist primarily of fees for outside legal and audit services and fees for various services required in order to support a public company.
     General and administrative expense increased by $1.6 million, or 156%, to $2.7 million for the three months ended September 30, 2008 from $1.1 million for the three months ended September 30, 2007. This increase reflected in part the increase in general and administrative employees to 25 at September 30, 2008 from 11 at September 30, 2007.
     As a percentage of our net revenue, general and administrative expense was 30% for the three months ended September 30, 2008 and 10% for the three months ended September 30, 2007. The percentage increase for the three months ended September 30, 2008 was attributable primarily to the increase in our general and administrative expense to support the growth of the company and to support the requirements for operating as a public company.
     The primary reasons for the increase in general and administrative expenses related to costs associated with our growth in operations and in supporting the requirements of a public company, which resulted in higher headcount including the recruitment of two officers, an increase in professional services, the rental of additional facility space and infrastructure costs. With respect to the $1.6 million increase in such expenses for the three months ended September 30, 2008, $954,000 related to compensation and employee-related benefits, $358,000 related to professional services, $66,000 related to director fees, $78,000 related to recruiting expense, $67,000 related to occupancy costs and $48,000 related to VAT taxes. Stock-based compensation expense included in general and administrative expense was $149,000 for the three months ended September 30, 2008 and $92,000 for the three months ended September 30, 2007.

     We expect to incur significant accounting and legal costs related to compliance with rules and regulations implemented by the SEC and NASDAQ, as well as additional insurance, investor relations and other costs associated with being a public company. Consequently, we expect general and administrative expenses in absolute dollars to increase in future periods.
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
     Research and development expense increased by $286,000, or 73%, to $678,000 for the three months ended September 30, 2008 from $392,000 for the three months ended September 30, 2007. Of the $286,000 increase, compensation and employee-related benefit costs accounted for $130,000, research and development projects accounted for $81,000, travel and test equipment accounted for $41,000, consulting services accounted for $28,000 and occupancy costs accounted for $6,000. Stock-based compensation expense included in research and development expense was $52,000 for the three months ended September 30, 2008 and $38,000 for the three months ended September 30, 2007.
     As a percentage of our net revenue, research and development expense increased to 8% for the three months ended September 30, 2008 from 4% for the three months ended September 30, 2007. The percentage increase for the three months ended September 30, 2008 was attributable to the decrease in our net revenue and an increase in our research and development expenses.
     We believe that continued spending on research and development to develop new PX® devices and other products is critical to our success and, consequently, we expect to increase research and development expenses in absolute dollars in future periods.
     Other Income (Expense), Net
     Other net income (expense) primarily includes interest income earned on cash balances and exchange gains or losses on foreign currency transactions. We have historically invested our available cash balances in money market funds. Gains and losses on foreign currency transactions have primarily related to the remeasurement of outstanding accounts receivable balances for sales contracts denominated in foreign currencies (see Item 3, Quantitative and Qualitative Disclosure About Market Risk, for discussion of foreign currency risk).
     Other net income (expense), changed favorably by $132,000 to $200,000 net income for the three months ended September 30, 2008 from ($68,000) net expense for the three months ended September 30, 2007. The increase is primarily related to an increase in interest income of $350,000 to $420,000 for the three months ended September 30, 2008 from $70,000 for the three months ended September 30, 2007. The increase in interest income is attributable to significantly higher average cash balances during the three months ended September 30, 2008 as a result of receiving IPO net proceeds of $76.8 million. The increase related to interest income was offset by a loss on foreign currency transactions of $(202,000) for the three months ended September 30, 2008 versus a gain on foreign currency transactions of $16,000 for the three months ended September 30, 2007, the result of an unfavorable change in foreign currency exchange rates and an increase in the number of foreign currency denominated contracts during the three months ended September 30, 2008.

     Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007
     The following table sets forth certain data from our historical operating results for the periods indicated (in thousands, except percentages):

	For the Nine Months Ended September 30,
	2008		2007		Variance
	(unaudited)
Results of Operations:
Net revenue	$30,125	100.0%	$21,569	100.0%	$8,556	39.7%
Cost of revenue (1)	11,122	36.9%	8,524	39.5%	2,598	30.5%

Gross profit	19,003	63.1%	13,045	60.5%	5,958	45.7%
Operating expenses:
Sales and marketing expenses (1)	4,263	14.2%	3,787	17.6%	476	12.6%
General & administrative (1)	8,211	27.2%	2,786	12.9%	5,425	194.7%
Research and development (1)	1,723	5.7%	1,221	5.7%	502	41.1%

TOTAL OPERATING EXPENSES	14,197	47.1%	7,794	36.2%	6,403	82.2%
Income from operations	4,806	16.0%	5,251	24.3%	(445)	(8.5)%
Other income (expense):
Interest expense & finance charges	(62)	(0.2)%	(42)	(0.2)%	(20)	47.6%
Interest and other income	841	2.8%	121	0.6%	720	595.0%
Provision for income tax expense	2,186	7.3%	2,238	10.4%	(52)	(2.3)%

NET INCOME	$3,399	11.3%	$3,092	14.3%	$307	9.9%

(1)	Includes stock-based compensation expense (see Note 3 to the unaudited Condensed Consolidated Financial Statements).
     Net Revenue
     Our net revenue increased by $8.5 million, or 39%, to $30.1 million for the nine months ended September 30, 2008 from $21.6 million for the nine months ended September 30, 2007. This increase was primarily due to higher sales of our PX-220 device, which resulted primarily from increased market acceptance of the device and the overall growth of the desalination market. Prices were relatively constant for our PX® devices for the nine months ended September 30, 2008 and 2007. For the nine months ended September 30, 2008, the sales of PX® devices accounted for approximately 90% of our revenue, pump sales accounted for approximately 5% and spare parts and service accounted for 5%. For the nine months ended September 30, 2007, the sales of PX® devices accounted for approximately 91% of revenue, pump sales accounted for approximately 5%, and spare parts and service accounted for the remainder.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Domestic revenue	$1,442	$980	$3,309	$1,943
International revenue	7,602	9,998	26,816	19,626

Total revenue	$9,044	$10,978	$30,125	$21,569

Revenue by country:
China	30%	12%	16%	10%
Spain	17	9	22	24
United States	16	9	11	9
Algeria	*	40	15	20
India	*	22	2	12
Others	37	8	34	25

Total	100%	100%	100%	100%

*	Less than 1%.

     Gross Profit
     Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, capital costs, excess and obsolete inventory expense, and manufactured components. The largest component of our cost of revenue is raw materials, primarily ceramic materials, which we obtain from several suppliers. For the nine months ended September 30, 2008, gross profit as a percentage of net revenue was 61%, excluding the reversal of a warranty provision in the amount of $688,000, or 2% of revenue, related to the cancellation of an extended product warranty contract. For the nine months ended September 30, 2007 gross profit as a percentage of net revenue was 60%.
     Stock-based compensation expense included in the cost of revenue was $65,000 for the nine months ended September 30, 2008 and $80,000 for the nine months ended September 30, 2007.
     Sales and Marketing Expense
     Sales and marketing expense increased by $476,000, or 13%, to $4.3 million for the nine months ended September 30, 2008 from $3.8 million for the nine months ended September 30, 2007. This increase was primarily related to growth in our sales that resulted in higher headcount with sales and marketing employees increasing to 26 at September 30, 2008 from 15 at September 30, 2007. In addition, our sales team is compensated in part by commissions, resulting in increased sales expense as our sales levels increase.
     As a percentage of our net revenue, sales and marketing expense decreased to 14% for the nine months ended September 30, 2008 from 18% for the nine months ended September 30, 2007. The decrease in 2008 was attributable primarily to the significant increase in our net revenue that period, which grew at a greater rate than our sales and marketing expenses.
     Of the $476,000 net increase in sales and marketing expenses for the nine months ended September 30, 2008, $313,000 related to compensation and employee-related benefits, $186,000 related to sales and marketing efforts and $11,000 related to travel expenses, offset by ($31,000) related to decreased consultant costs. Stock-based compensation expense included in sales and marketing expense was $224,000 for the nine months ended September 30, 2008 and $263,000 for the nine months ended September 30, 2007.
     General and Administrative Expense
     General and administrative expense increased by $5.4 million, or 195%, to $8.2 million for the nine months ended September 30, 2008 from $2.8 million for the nine months ended September 30, 2007. As a percentage of net revenue, general and administrative expense was 27% for the nine months ended September 30, 2008 and 13% for the nine months ended September 30, 2007. The increase of general and administrative expense was attributable primarily to the increase in general and administrative headcount and professional services to support our growth in operations and to support the requirements for operating as a public company. This increase reflected in part the increase in general and administrative employees to 25 at September 30, 2008 from 11 at September 30, 2007.
     Of the $5.4 million increase in general and administrative expenses, $2.4 million related to professional services, $1.9 million related to compensation and employee-related benefits, $334,000 related to VAT, $260,000 related to occupancy costs, $113,000 related to export credit insurance, $26,000 related to bank charges and $20,000 related to an increase in the allowance for doubtful accounts. Stock-based compensation expense included in general and administrative expense was $290,000 for the nine months ended September 30, 2008 and $280,000 for the nine months ended September 30, 2007.
     Research and Development Expense
     Research and development expense increased by $502,000, or 41%, to $1.7 million for the nine months ended September 30, 2008 from $1.2 million for the nine months ended September 30, 2007. Of the $502,000 increase, compensation and employee-related benefits accounted for $268,000, consulting services accounted for $95,000, professional fees accounted for $43,000, research and development direct project costs accounted for $49,000, travel accounted for $26,000 and occupancy and other miscellaneous costs accounted for $21,000.

     Headcount in our research and development department increased to nine at September 30, 2008 from seven at September 30, 2007. Stock-based compensation expense included in research and development expense was $97,000 for nine months ended September 30, 2008 and $108,000 for the nine months ended September 30, 2007.
     Other Income (Expense), Net
     Other net income (expense) increased by $700,000 to $779,000 for the nine months ended September 30, 2008 from $79,000 for the nine months ended September 30, 2007. The increase from 2007 to 2008 was primarily attributable to increased gains on foreign currency transactions of $367,000 and increased interest income of $353,000, attributable to higher average cash balances resulting from the receipt of IPO net proceeds of $76.8 million in July 2008. The increase was slightly offset by an increase in net interest expense of $(20,000) related to equipment loans for the nine months ended September 30, 2008.
Liquidity and Capital Resources
Overview
     Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services, and borrowings under our credit facility. From January 1, 2005 through September 30, 2008, we issued common stock for aggregate net proceeds of $83.3 million. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.
     As of September 30, 2008, our principal sources of liquidity consisted of cash and cash equivalents of $79.8 million, which are invested primarily in money market funds, and accounts receivable of $13.3 million. In July 2008, we received approximately $76.8 million of net proceeds from the IPO.
     On March 27, 2008 we entered into a new credit agreement with our existing financial institution that replaced a $2.0 million credit facility and $3.5 million revolving note. On September 18, 2008, we modified the credit agreement to increase the allowable borrowings on the credit facility and to extend the credit facility term. The modified credit facility allows borrowings of up to $12.0 million on a revolving basis at LIBOR plus 2.75%, expires on December 31, 2008 and is secured by our accounts receivable, inventories, property, equipment and other intangibles except intellectual property. We are subject to certain financial and administrative covenants under the new credit agreement.
     As of September 30, 2008, we are in compliance with all financial covenants. There were no outstanding borrowings under the credit agreement as of September 30, 2008.
     During the nine months ended September 30, 2008, we provided certain customers with irrevocable standby letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements. These letters of credit were issued under our revolving note credit facility and generally terminate within 12 to 24, and in some cases 36 months from issuance. At September 30, 2008 the amounts outstanding on the letters of credit totaled approximately $7.7 million.
     We have unbilled receivables pertaining to customer contractual holdback provisions, whereby we invoice the final installment due under a sales contract nine to 24 months after the product has been shipped to the customer and revenue has been recognized. Long-term unbilled receivables as of September 30, 2008 consisted of unbilled receivables from customers due more than one year subsequent to period end. The customer holdbacks represent amounts intended to provide a form of security for the customer rather than a form of long-term financing; accordingly, these receivables have not been discounted to present value. At September 30, 2008, we had $3.6 million of current unbilled receivables and $119,000 of noncurrent unbilled receivables.
     Cash Flows from Operating Activities
     Net cash provided by or (used in) operating activities was $1.2 million and $(17,000) during the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, cash provided by net income of $3.4 million and $3.1 million, respectively, was adjusted to $3.6 million and $4.0 million, respectively, by non-cash items (depreciation, amortization, unrealized gains and losses on foreign exchange, stock-based compensation, provisions for doubtful accounts, warranty reserves and excess and obsolete inventory) totaling $163,000 and $948,000, respectively. The net cash outflow effect from changes in assets and liabilities was $(2.4) million and $(4.1) million for the nine months ended September 30, 2008 and 2007, respectively. Net changes in assets and liabilities are primarily attributable to increases in inventory as a result of the growth of our business, changes in accounts receivable, unbilled receivables and customer deposits as a result of timing of invoices and collections for large projects, and changes in prepaids and accrued liabilities as a result of the timing of payments to employees, vendors and other third parties.
     Cash Flows from Investing Activities
     Cash flows from investing activities primarily relate to capital expenditures to support our growth. Net cash provided by (used in) investing activities was $1.2 million and $(962,000) for the nine months ended September 30, 2008, and 2007, respectively. The increase in net cash provided by investing activities was primarily attributable to the availability of restricted cash that was previously used to offset various letters of credit and a reduction in purchases of property and equipment.
     Cash Flows from Financing Activities
     Net cash provided by financing activities increased $72.1 million to $77.2 million for the nine months ended September 30, 2008 from $5.1 million for the nine months ended September 30, 2007. The $72.1 million increase in cash flows from financing activities is primarily attributable to the receipt of net proceeds of $76.8 million from the sale of common stock in our IPO during the nine months ended September 30, 2008 versus the receipt of net proceeds of $5.0 million from a private placement of common stock and $143,000 from the exercise of warrants during the nine months ended September 30, 2007. Additionally, repayments of promissory notes by stockholders increased $537,000 for the nine months ended September 30, 2008.
     We believe that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, if any, the expansion of our sales and marketing and research and development activities, the timing and extent of our expansion into new geographic territories, the timing of introductions of new products and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
     We lease facilities under fixed non-cancelable operating leases that expire on various dates through 2011. The future minimum lease payments under these leases as of September 30, 2008 were $1.1 million. For additional information see Note 8 to the unaudited Condensed Consolidated Financial Statements.
     In the course of our normal operations, we also entered into purchase commitments with our suppliers for various key raw materials and component parts. The purchase commitments covered by these arrangements are subject to change based on our sales forecasts for future deliveries. As of September 30, 2008, purchase commitments with our suppliers were approximately $8.6 million
     We have agreements with guarantees or indemnity provisions that we have entered into with, among others, customers and OEMs in the ordinary course of business. Based on our experience and information known to us as of September 30, 2008, we believe that our exposure related to these guarantees and indemnities as of September 30, 2008 was not material.
Supplier Concentration
     Certain of the raw materials and components that we use in the manufacturing of our products are available from a limited number of suppliers. We do not enter into long-term supply contracts with these suppliers. For instance, we purchase the ceramic components for the PX® device pursuant to standard purchase orders that specify the quantity and price of various component parts to be delivered over a three-month period. We then update the pricing and quantity of our purchase orders based upon our most current forecast on a quarterly basis. Shortages could occur in these essential materials and components due to an interruption of supply or increased demand in the industry. If we are unable to procure certain of such materials or components, we would be required to reduce our manufacturing operations, which could have a material adverse effect on our results of operations.
     For the three and nine months ended September 30, 2008, four suppliers (of which three were ceramics suppliers) represented approximately 67% and 72% of our total purchases, respectively. As of September 30, 2008, approximately 75% of our accounts payable were due to these suppliers.

     For the three and nine months ended September 30, 2007, three suppliers (of which two were ceramics suppliers) represented approximately 65% and 68% of our total purchases, respectively.
Off-Balance Sheet Arrangements
     During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, or FSP 157-1, and FSP 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for us beginning in the first quarter of 2008. The adoption of SFAS 157 for financial assets and financial liabilities in the first nine months of 2008 did not have a significant impact on our consolidated financial statements. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.
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

     No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Foreign Currency Risk
     Most of our sales contracts have been denominated in United States dollars, and therefore our revenue historically has not been subject to foreign currency risk. As we expand our international sales, we expect that an increasing portion of our revenue could be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates. Our international sales and marketing operations incur expense that is denominated in foreign currencies. This expense could be materially affected by currency fluctuations. Our exposures are primarily due to fluctuations in exchange rates for the United States dollar versus the Euro. Changes in currency exchange rates could adversely affect our consolidated operating results or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. We have not hedged our exposure to changes in foreign currency exchange rates because expenses in foreign currencies have been insignificant to date, and exchange rate fluctuations have had little impact on our operating results and cash flows.
     Interest Rate Risk
     We had cash, cash equivalents and restricted cash totaling $79.8 million at September 30, 2008. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income.
     Concentration of Credit Risk
     The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from disruptions caused by recent financial market conditions. Cash and cash equivalents are deposited with two high credit quality financial institutions, one of which is a money market fund backed by U.S. Treasury Reserves. However, substantially all of our cash and cash equivalents are in excess of federally insured limits at a very limited number of financial institutions. This represents a high concentration of credit risk.
Item 4. Controls and Procedures.
     Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act of 1934, as amended, Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that we believe would adversely affect our business, operating results, financial condition or cash flows. However, in the future, we may be subject to legal proceedings in the ordinary course of business.
Item 1A. Risk Factors
Risks Related to Our Business and Industry
We have relied and expect to continue to rely on sales of our PX® devices for almost all of our revenue and a decline in sales of these products will cause our revenue to decline.

     Our primary product is the PX® device, and sales of our PX® device historically have accounted for approximately 95% of our revenue. While we sell a variety of models of the PX® device depending on the design of the desalination plant and its desired output, all of our models rely on the same basic technology we have developed over the past 11 years. We expect that the revenue from our PX® devices will continue to account for most of our revenue for the foreseeable future. Any factors adversely affecting the demand for the PX® device, including competition, customer spending and industry regulations, would cause a significant decline in our revenue. Some of the factors that may affect sales of our PX® device may be out of our control.
We depend on the construction of new desalination plants for revenue, and as a result, our operating results have experienced, and may continue to experience, significant variability due to volatility in capital spending and other factors affecting the water desalination industry.
     The demand for our products may decrease if the construction of desalination plants declines. We derive substantially all of our revenue from the sale of products and services, directly or indirectly, to the municipal water supply, hotel and resort, and agricultural industries. Construction of desalination plants and subsequent installation of our products may be deferred or cancelled as a result of many factors, including changing governmental regulations, adverse financing conditions, energy costs and reduced energy conservation capital spending. For instance, desalination projects on islands are often delayed due to unpredictable weather patterns. In addition, a significant amount of revenue generated by our original equipment manufacturer, or OEM, customers is dependent on long-term relationships, which are not always supported by long-term contracts. This revenue is particularly susceptible to variability based on changes in the spending patterns of such OEM customers. We have experienced and may in the future experience significant variability in our revenue, on both an annual and a quarterly basis, as a result of these factors. Pronounced variability or an extended period of reduction in spending by our customers and construction of desalination plants could negatively impact our business and make it difficult for us to accurately forecast our future sales, which could lead to increased spending by us that is not matched with equivalent or higher revenue.
New planned sea water reverse osmosis, or SWRO, projects can be cancelled and/or delayed, and cancellations and/or delays may negatively impact our revenue.
     Due to delays in, or failure to obtain the approval of or permitting for, plant construction because of political factors, adverse financing conditions or other factors, especially in countries with political unrest, planned SWRO projects can be cancelled or delayed. Even though we may have a signed contract to produce a certain number of PX® devices by a certain date, if a customer requests a delay of shipment and we accordingly delay shipment of our PX® devices, our results of operations and revenue will be negatively impacted.
We rely on a limited number of engineering, procurement and construction, or EPC, customers for a large portion of our revenue. If our EPC customers cancel their commitments or do not purchase our products in connection with future projects, our revenue could significantly decrease, which would adversely affect our financial condition and future growth.
     A limited number of our customers can account for a substantial portion of our net revenue. Revenue from EPC and non-EPC customers representing 10% or more of total revenue varies from year to year. For the three months ended September 30, 2008, three customers, Hyflux Limited, GE Water, and Geida and its affiliated entities, represented 20%, 14% and 13% of our net revenue, respectively. For the nine months ended September 30, 2008, two customers represented approximately 34% of net revenue: Geida and its affiliated entities represented and Degremont S.A. and its affiliated entities represented 19% and 15% of our net revenue, respectively. For the three and nine months ended September 30, 2007, one customer, Geida and its affiliated entities, accounted for approximately 62% and 39% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue during any of these periods. We do not have long-term contracts with our EPC customers and instead sell to them on a purchase order basis or under individual stand-alone contracts. Orders may be postponed or delayed by our customers on short or no notice. If our EPC customers reduce their purchases, our projected revenue will significantly decrease, which will adversely affect our financial condition and future growth. If one of our EPC customers delays or cancels one or more of its projects, or if it fails to pay amounts due to us or delays its payments, our revenue or operating results could be negatively affected. There is a limited number of EPCs who are involved in the desalination industry. Thus, if one of our EPC customers decides not to continue to use our energy recovery devices in its future projects, we may not be able replace such a lost customer with another EPC customer and our net revenue would be negatively affected.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.
     Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. Due to the fact that a single order for our PX® devices for a particular desalination plant may represent significant revenue, we have experienced significant fluctuations in revenue from quarter to quarter, and we expect such fluctuations to continue. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock would likely decline substantially.
     In addition, factors that may affect our operating results include, among others:
•	fluctuations in demand, adoption, sales cycles and pricing levels for our products and services;

•	the cyclical nature of SWRO plant construction, which typically reflects a seasonal increase in shipments of PX® devices in the fourth quarter;

•	changes in customers’ budgets for desalination plants and the timing of their purchasing decisions;

•	adverse changes in customers’ financing conditions;

•	delays or postponements in the construction of desalination plants;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the ability of our customers to obtain other key components of a plant such as high pressure pumps or membranes;

•	our ability to implement scalable internal systems for reporting, order processing, product delivery, purchasing, billing and general accounting, among other functions;

•	unpredictability of governmental regulations and political decision-making as to the approval or building of a desalination plant;

•	our ability to control costs, including our operating expenses;

•	our ability to purchase key PX® components, principally ceramics, from third party suppliers;

•	our ability to compete against other companies that offer energy recovery solutions;

•	our ability to attract and retain highly skilled employees, particularly those with relevant industry experience; and

•	general economic conditions in our domestic and international markets.
If we are unable to collect unbilled receivables, our operating results will be adversely affected.
     Our customer contracts generally contain holdback provisions pursuant to which the final installments to be paid under such sales contracts are due up to 24 months after the product has been shipped to the customer and revenue has been recognized. Typically, between 10 and 20 percent, and in some instances up to 30 percent, of the revenue we receive pursuant to our customer contracts are subject to such holdback provisions and are accounted for as unbilled receivables until we deliver invoices for payment. As of September 30, 2008, we had approximately $3.6 million of current unbilled receivables and approximately $119,000 of non-current unbilled receivables. If we are unable to invoice and collect, or if our customers fail to make payments due under our sales contracts, our results of operations will be adversely affected.
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
     Since 2004, we have invested over $3 million in research and development costs associated with our PX® products. From time to time, our customers have expressed a need for greater processing efficiency. In response, and as part of our strategy to enhance our energy recovery solutions and grow our business, we plan to continue to make substantial investments in the research and development of new technologies. For instance, we are in the process of developing the PX-1200 Titan as a product for use in increasingly larger desalination plants. While this product has the potential to provide greater capacity, it will be priced higher and may not perform as well as our other PX® devices. It is possible that potential customers may not accept the new pricing structure. It is also possible that the release of this product may be delayed if testing reveals unexpected flaws. Our future success will depend in part on our ability to continue to design and manufacture new products, to enhance our existing products and to provide new value-added services. We may experience unforeseen problems in the performance of our existing and new technologies or products. Furthermore, we may not achieve market acceptance of our new products and solutions. If we are unable to develop competitive new products, or if the market does not accept such products, our business and results of operations will be adversely affected.
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
The durable nature of the PX® device may reduce potential aftermarket revenue opportunities.
     Our PX® devices utilize ceramic components that have to date demonstrated high durability, high corrosion resistance and long life in SWRO applications. Because most of our PX® devices have only been installed for several years, it is difficult to accurately predict their performance or endurance over a longer period of time. Accordingly, our value proposition to customers may not be fulfilled and our opportunity to sell replacement components or units may be limited.
Our sales cycle can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.
     Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our PX® products. This education process can be extremely time consuming and typically involves a significant product evaluation process. While the sales cycle for our OEM customers, who are involved with smaller desalination plants, averages one to three months, the average sales cycle for our international EPC customers, who are involved with larger desalination plants, ranges from nine to 16 months and has, in some cases, extended up to 24 months. Most of our EPC customers are located internationally or are themselves governmental entities. In addition, these customers generally must make a significant commitment of resources to test and evaluate our technologies. As a result, our sales process involving these customers is often subject to delays associated with lengthy approval processes that typically accompany the design, testing and adoption of new, technologically complex products. This long sales cycle makes quarter-by-quarter revenue predictions difficult and results in our investing significant resources well in advance of orders for our products.
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
     We rely on a limited number of vendors to produce the ceramics used in our products. For the nine months ended September 30, 2008, three ceramics suppliers represented approximately 59% of our purchases from all of our suppliers. For the year ended December 31, 2007, two ceramics suppliers represented approximately 52% of our purchases from all of our suppliers. From time to time our demand has grown faster than the supply capabilities of these vendors. If any of our suppliers were to cancel or materially change its commitment with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition. We are currently in the process of qualifying a fourth supplier of ceramics. However, our qualification process is rigorous and there is no assurance that such additional supplier will be approved as a qualifying supplier. If we are unable to qualify this additional ceramics supplier, we may be exposed to increased risk of supply chain disruption and capacity shortages.
We depend on a single supplier for our supply of stainless steel castings. If our supplier is not able to meet our demand and/or requirements, it could harm our business.
     We rely on a single foundry to produce all of our stainless steel castings for use in our PX® products. Our reliance on a single manufacturer of stainless steel castings involves a number of significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields, production costs and lack of guaranteed production capacity or product supply. We do not have a long term supply agreement with our supplier and instead secure manufacturing availability on a purchase order basis. Our supplier has no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacities of our supplier and our supplier may reallocate capacity to other customers, even during periods of high demand for our products. We have in the past experienced and may in the future experience quality control issues and delivery delays with our supplier due to factors such as high industry demand or the inability of our vendor to consistently meet our quality or delivery requirements. If our supplier were to cancel or materially change its commitment with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition. We may qualify additional suppliers in the future which would require time and resources. If we do not qualify additional suppliers, we may be exposed to increased risk of capacity shortages due to our complete dependence on our current supplier.
We face competition from a number of companies that offers competing energy recovery solutions. If any of these companies produces superior technology or offers more cost effective products, our competitive position in the market could be harmed and our profits may decline.
     The market for energy recovery devices for desalination plants is competitive and continually evolving. The PX® device competes with slow cycle isobarics, Pelton wheels and hydraulic turbochargers. Our three primary competitors are Calder AG, Fluid Equipment Development Company and Pump Engineering Incorporated. We expect competition to persist and intensify as the desalination market opportunity grows. Many of our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Also, our competitors may have more extensive customer bases and broader customer relationships than we do, including long-standing relationships or exclusive contracts with our current or potential customers. For instance, we have had difficulties penetrating some of the Caribbean markets because Consolidated Water Co. Ltd., a major builder of SWRO desalination plants in that area, has an exclusive license with Calder AG to use Calder’s technology. In addition, these companies may have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to market and sell their products more effectively. Moreover, if one or more of our competitors were to merge or partner with another of our competitors or with current or potential customers, the change in the competitive landscape could adversely affect our ability to compete effectively.

We are subject to risks related to product defects, which could lead to warranty claims in excess of our warranty provisions or result in a large number of warranty claims in any given year.
     We provide warranty for our products for a period of one to two years and for the ceramic components of our products for up to five years. We test our products in our manufacturing facilities through a variety of means. However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market. Accordingly, there is a risk that warranty claims may be filed due to product defects. We may incur additional operating expenses if our warranty provisions do not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, they could adversely affect our business, financial condition and results of operations. While the number of warranty claims has not been significant to date, we are in the initial stages of offering such warranties to our customers. Accordingly, we cannot quantify the error rate of our products and cannot assure that a large number of warranty claims will not be filed in a given year. As a result, our operating expenses may increase if a large number of warranty claims are filed in any specific year, particularly towards the end of any given warranty period.
If we are unable to protect or enforce our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.
     We depend on our ability to protect our proprietary technology. We rely on trade secrets, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We hold five United States patents and nine counterpart international patents relating to specific proprietary design features of our PX® technology. The terms of these patents will begin to expire in 2011, at which time we could become more vulnerable to increased competition. In addition, we have applied for two new United States patents and 14 international counterpart patents covering our current and anticipated future PX® designs. We do not hold patents in many of the countries into which we sell our PX® devices, including Saudi Arabia, Algeria and China, and accordingly, the protection of our intellectual property in those countries may be limited. We also do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated. Moreover, while we believe our remaining issued patents are essential to the protection of the PX® technology, the rights granted under any of our issued patents or patents that may be issued in the future may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. In addition, our granted patents may not prevent misappropriation of our technology, particularly in foreign countries where intellectual property laws may not protect our proprietary rights as fully as those in the United States. This may render our patents impaired or useless and ultimately expose us to currently unanticipated competition. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of management resources, either of which could harm our business.
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
     Historically, we have derived a significant portion of our revenue from customers whose SWRO facilities utilizing the PX® device are outside the United States. Many of such customers’ projects are in emerging growth countries with relatively young and unstable market economies and volatile political environments. We also have sales and technical support personnel stationed in Africa, Asia and the Middle East, among other regions, and we expect to continue to add personnel in additional countries. As a result, any governmental changes or reforms or disruptions in the business, regulatory or political environment in the countries in which we operate or sell our products could have a material adverse effect on our business, financial condition and results of operations.

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
The recent downturn in the financial markets could have an adverse effect on our ability to access our cash and marketable securities.
     We have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.
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
     Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 22% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
     None.
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
     As a result of the offering, we received net proceeds of approximately $76.8 million, after deducting underwriting discounts and commissions of $6.1 million and additional offering-related expenses of approximately $3.6 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We anticipate that we will use the remaining net proceeds from our IPO for working capital and other general corporate purposes, including to finance our growth, develop new products, fund capital expenditures, or to expand our existing business through acquisitions of other businesses, products or technologies. However, we do not have agreements or commitments for acquisitions at this time. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).

     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None.

Item 6. Exhibits

Exhibit No.	Description
10.16.3	Third Modification to Loan and Security Agreement.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Registrant: Energy Recovery, Inc.
By:

/s/ G. G. PIQUE	President and Chief Executive Officer	November 12, 2008
G. G. Pique	(Principal Executive Officer)

/s/ THOMAS D. WILLARDSON	Chief Financial Officer
Thomas D. Willardson	(Principal Financial Officer)	November 12, 2008

Exhibit List

Exhibit No.	Description
10.16.3	Third Modification to Loan and Security Agreement dated September 18, 2008 between Registrant and Comerica Bank.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.