Form 10-K
period 2008-12-31
Energy Recovery, Inc.
filed 2009-03-27
CIK 1421517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-34112
Energy Recovery, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	01-0616867 (I.R.S. Employer Identification No.)

1908 Doolittle Drive, San Leandro, CA 94577
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:
(510) 483-7370

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of exchange on which registered
Common stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, there was no established trading market for the registrant’s common stock.

The number of shares of the registrant’s common stock outstanding as of March 24, 2009 was 50,096,887.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held in June 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K

i

PART I

Item 1.	Business

Overview

Energy Recovery, Inc. develops, manufactures and sells high-efficiency energy recovery devices for use in seawater desalination. Our products make desalination affordable by reducing energy costs. We have one operating segment, the manufacture and sale of high efficiency energy recovery products and related services. Additional information on segment reporting is contained in Note 10 of Notes to the Consolidated Financial Statements in this Form 10-K.

Our company was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001. We became a public company in July 2008. The company has three subsidiaries: Osmotic Power, Inc., Energy Recovery, Inc. International, and Energy Recovery Iberia, S.L. They were incorporated in September 2005, July 2006 and September 2006, respectively.

The mailing address of our headquarters is 1908 Doolittle Drive, San Leandro, California 94577. Our main telephone number is (510) 483-7370. Additional information about ERI is available on our website at http://www.energyrecovery.com. Information contained in the website is not part of this report.

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our website, http://www.energyrecovery.com, as soon as reasonably practicable after the reports have been filed with or furnished to the Securities and Exchange Commission.

Our Products

Energy Recovery, Inc. makes energy recovery devices for use in the desalination industry. There are two primary methods of producing drinking water from seawater: thermal distillation and membrane or reverse osmosis desalination. Thermal distillation involves heating seawater, capturing the vapor and condensing it as potable water. Reverse osmosis desalination entails pressurizing seawater and driving it into filtering membranes to produce pure water and a concentrated brine, which is carried away in a high pressure reject stream.

Our energy recovery products are used in reverse osmosis desalination. They reduce energy costs by capturing and reusing up to 98% of the otherwise lost pressure energy from the reject stream, reducing the workload of the high pressure pump. Use of our devices can reduce energy consumption by up to an estimated 60% compared to reverse osmosis plants without energy recovery. By reducing energy costs, our devices increase the cost-competitiveness of reverse osmosis desalination compared to other means of fresh water production, including thermal desalination. Our products are sold under the trademarks ERI®, PX®, Pressure Exchanger® and PX Pressure Exchanger®.

Current Product Lines: We develop and sell different models and sizes of our PX Pressure Exchanger products to address a range of process flow rates, plant designs and sizes. Our products are designed to operate in parallel to accommodate a range of plant sizes. Their modular design also provides system redundancy and minimizes the need for costly plant shut-downs. Our current offerings include:

•	The 65 Series. Our 65-Series of PX devices is designed for reverse osmosis desalination plants capable of producing more than 120 gallons per minute or 27 cubic meters per hour. The PX-220, introduced in 2002, and the PX-260, introduced in late 2007, are currently our most popular products.

Capacity gallons per minute (cubic meters per
Model	hour)
PX-260	180 260 gpm (41 59 m3/hr)
PX-220	140 220 gpm (32 50 m3/hr)
PX-180	100 180 gpm (23 41 m3/hr)

•	The 45 Series. The smaller 45-Series of PX devices are adapted for plants that process between 25 to 300 gallons per minute or 6 to 68 cubic meters per hour.

Capacity gallons per minute (cubic meters per
Model	hour)
PX-140S	90 140 gpm (20 32 m3/hr)
PX-90S	60 90 gpm (14 20 m3/hr)
PX-70S	40 70 gpm (9 16 m3/hr)
PX-45S	30 45 gpm (7 10 m3/hr)
PX-30S	20 30 gpm (4 7 m3/hr)

•	PX-30S. The PX-30S is a smaller PX device designed for pilot desalination projects. It helps municipalities qualify PX technology for use in larger projects. The product was released in October 2007. In addition to serving as a test unit, it has found application in smaller marine-based or solar-powered desalination processes.

•	Brackish PX devices. Brackish water has a lower concentration of salt than seawater. Given its lower salt content, brackish water typically requires less energy than seawater to desalinate. Our line of PX devices for the desalination of brackish water is designed to reduce energy costs and improve energy consumption in this lower pressure process.

New PX devices. We are in the process of testing two new PX devices designed for different ends of the desalination market.

•	The Comp PX. Our new lower-priced Comp PX product is designed for operators of small to medium-sized plants which are sensitive to initial costs and/or are located in regions where energy costs are low. We expect to release the Comp PX device commercially in 2009.

•	The Titan PX. The Titan PX product is designed to process up to 1,200 gallons per minute or 273 cubic meters per hour, more than four times the capacity of our PX-260. Field testing began in February 2009. We expect to evaluate the Titan PX device in a production environment for at least two years before releasing it for commercial use.

Technical Support and Replacement Parts. We provide engineering and technical support to customers during product installation and plant commissioning. We have dedicated technical support personnel based in Spain, the United Arab Emirates, China and the United States.

As our installed base of PX devices increases and ages, we expect sales of replacement PX device parts and services to increase. Our PX devices may also be used to retrofit or replace older energy recovery devices in existing desalination plants.

High Pressure Circulation Pumps. We manufacture and sell a line of high pressure circulation pumps for use in small to medium-sized plants. These low-powered pumps are used with our products to move high-pressure water through our energy recovery devices and the membranes array.

Customers

As of December 31, 2008, we had shipped approximately 5,900 PX devices to desalination plants worldwide. Our products are used in approximately 300 plants in operation or under construction including major plants in Australia, Spain, Africa, South America, the Middle East, China, the Caribbean and India. We sell directly to our customers, which include large engineering and construction firms and original equipment manufacturers (OEMs).

Large engineering and construction firms. Most of our revenue comes from sales of our products to the international engineering and construction firms that design and build large desalination plants or mega-projects. We work with these firms to specify our products for their plants. The time between project tender to product shipment can range from six to 16 months. Each large mega-project typically represents a revenue opportunity of between $2 million to $7 million.

A limited number of these engineering and construction firms account for a substantial portion of our net revenue. In 2008, sales to Hyflux Ltd. and Befesa Agua, S.A. and affiliated joint ventures accounted for approximately 16% and 11%, respectively, of our total revenue. In 2007, sales to Acciona Agua S.A.; Geida and its member companies; and Doosan Heavy Industries & Construction Co., Ltd. represented approximately 20%, 23% and 13%, respectively, of our total sales (Geida is a consortium of Befesa Agua, a subsidiary of Abengoa S.A; Cobra-Tedagua, a subsidiary of ACS Actividades de Construcción y Servicios, S.A.; and Sadyt S.A., a subsidiary of Sacyr Vallehermoso, S. A.). Sales to GE Water and Process Technologies (formerly GE Ionics) and Geida and its member companies represented approximately 18% and 11% respectively of our total sales in 2006. No other customers accounted for more than 10% of our total revenue during any of these periods.

Original Equipment Manufacturers. We also sell our products and services to suppliers of pumps and other water-related equipment for assembly and use in small to medium-sized desalination plants for hotels, power plants, cruise ships, farming operations, island bottlers, and small municipalities. These original equipment manufacturers also purchase our products for “quick water” or emergency water solutions. In this market, the time from project tender to shipment ranges from one to three months.

Competition

The market for energy recovery devices in desalination plants is competitive. As the demand for fresh water increases and the market expands, we expect competition to persist and intensify.

We have three main competitors: Calder AG based in Switzerland; Fluid Equipment Development Company (FEDCO) based in Monroe, Michigan and Pump Engineering Incorporated (PEI) based in Monroe, Michigan. We compete with these companies on the basis of price, technology, materials, efficiency and life cycle maintenance costs. We believe that our products have a competitive advantage, even though these competitors may offer their products at prices lower than ours, because our product is the most cost effective energy recovery device for reverse osmosis desalination over time.

In the market for large desalination projects, our PX devices compete primarily with Calder’s DWEER product. Like our products, the DWEER uses isobaric or pressure-equalizing technology to transfer pressure energy directly from the brine reject stream to seawater. We believe that we have a competitive advantage because our products are made with highly durable and corrosion-proof ceramic parts, have a simple design with one moving part and a small physical footprint, provide system redundancy and scaling capability, and offer lower life cycle maintenance costs.

In the market for small to medium-sized desalination plants, we compete with turbine technology from Calder, FEDCO and PEI. Unlike products that use isobaric or pressure-equalizing technology, turbine-based energy recovery products use the reject stream to turn a hydraulic turbine wheel that is coupled to a high-pressure pump. These products reduce energy costs by reducing the workload of the high pressure pump. These devices convert pressure energy to mechanical energy and back to pressure energy, and can recycle the pressure energy from the reject stream with a net transfer efficiency of between 50%-79%. We believe that our products have a competitive advantage because they provide up to 98% energy transfer efficiency, have lower life cycle maintenance costs, are made of highly durable and corrosion-proof ceramic parts and feature a modular design.

Sales and Marketing

Our sales and marketing groups work with companies that design and build desalination plants to specify our PX technology in their plants early in the design phase. We market and sell our products directly to these customers through our regional sales organization. In some countries, we also work with industry consultants.

Our sales organization has two groups, the Mega-Projects Group, which is responsible for sales opportunities for desalination projects exceeding 50,000 cubic meters per day, and our OEM Group, which targets projects designed to produce less than 50,000 cubic meters per day.

Since many of the large engineering and construction firms that specialize in mega-projects are located in Spain and other European countries, we maintain a sales and technical center in Madrid. We have an office in Dubai, United Arab Emirates to serve the Middle East where many desalination plants and key engineering and construction firms are located. We also have an office in China where we have many small and medium projects and opportunities for several large desalination projects. Our China office is located in Shanghai. Our U.S. sales offices are located in California and Florida.

Manufacturing

We assemble, test and package all of our finished products in our manufacturing facility in San Leandro, California. We purchase unfinished ceramic components for our PX products from several suppliers. We depend on three suppliers for our vessel housing and single suppliers for our end covers and stainless steel castings. We perform finish machining and assembly in-house on all ceramic components to protect the proprietary nature of our methods of manufacturing and product designs and to maintain our quality control standards.

For a discussion of risks attendant to our manufacturing activities, see “Risk Factors — We depend on third-party suppliers, and our revenue and gross margin could suffer if we fail to manage supplier issues properly,” in Item 1A, which is incorporated herein by reference.

Research and Development

Design, quality and innovation are key elements of our culture. Our development efforts are focused on designing and testing new PX devices adapted for different niches of the seawater reverse osmosis desalination market and creating new applications for our technology outside of desalination. We are also committed to developing know-how in the material science and manufacturing of ceramics. Research and development expense totaled $2.4 million for 2008, $1.7 million for 2007 and $1.3 million for 2006.

For a discussion of risks attendant to our research and development activities, see “Risk Factors — The success of our business depends in part on our ability to develop new products and services and increase the functionality of our current products,” in Item 1A, which is incorporated herein by reference.

Intellectual Property

We seek patent protection for inventions and improvements that are likely to be incorporated into our products. We rely on trade secret law and contractual safeguards to protect the proprietary tooling, processing techniques and other know-how used in the production of our products.

We have five U.S. patents and eleven patents outside the U.S. that are counterparts to one of the U.S. patents. The U.S. patents expire between 2011 and 2025, and the corresponding international patents expire at various dates through 2021. We have also applied for two additional U.S. patents and seven pending international applications corresponding to the U.S. patents and patent applications.

We have registered the following trademarks with the United States Patent and Trademark office: “ERI,” “PX,” “PX Pressure Exchanger,” “Pressure Exchanger,” the ERI logo, and “Making Desalination Affordable.” We have also applied for and received registrations in international trademark offices.

For a discussion of risks attendant to intellectual property rights, see “Risk Factors — If we are unable to protect our technology or enforce our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.” in Item 1A, which is incorporated herein by reference.

Employees

As of December 31, 2008, we had 89 employees: 26 in manufacturing, 21 in sales and marketing; 34 in corporate services and management; and eight in engineering/research and development. Nine of these employees were located outside of the United States. We also from time to time engage a relatively small number of independent contractors. We have not experienced any work stoppages. Our employees are not unionized.

Item 1A.	Risk Factors

We have relied and expect to continue to rely on sales of our PX devices for almost all of our revenue; a decline in demand for desalination, reverse osmosis desalination or our PX devices will reduce demand for our products and will cause our sales and revenue to decline.

Our primary product is the PX device, and sales of our PX device historically have accounted for approximately 95% of our revenue. While we sell a variety of models of the PX device depending on the design of the desalination plant and its desired output, all of our models rely on the same basic technology developed and refined over the past 12 years. We expect that the revenue from our PX devices will continue to account for most of our revenue for the foreseeable future. Any factors adversely affecting the demand for desalination, including changing weather patterns, increased precipitation, new technology for producing fresh water, new energy technology or reduced energy costs, changes in the global economy, and political changes, would reduce the demand for PX devices and would cause a significant decline in our revenue. For example, desalination projects have in the past been cancelled or delayed due to political issues, changes in precipitation and problems with financing. Similarly, any other factors adversely affecting the demand for our PX devices, including new methods of reverse osmosis desalination that reduce pressure and energy requirements, improvements in membrane technology, new energy recovery technology, increased competition, changes in customer spending priorities and industry regulations would also cause a significant decline in our revenue. Some of the factors that may affect sales of our PX device may be out of our control.

We depend on the construction of new desalination plants for revenue, and as a result, our operating results have experienced, and may continue to experience, significant variability due to volatility in capital spending, availability of project financing, and other factors affecting the water desalination industry.

We derive substantially all of our revenue from sales of products and services used in desalination plants for municipalities, hotels and resorts and agricultural operations in dry or drought-ridden regions of the world. The demand for our products may decrease if the construction of desalination plants declines, especially in these regions. Other factors could affect the number and capacity of desalination plants built or the timing of their completion, including the current weak global economy, the current crisis in the credit and banking systems, changes in government priorities, changes in governmental regulations, reduced capital spending for desalination and lower energy costs, which could result in cancelled orders or delays in plant construction and the installation of our products. As a result of these factors, we have experienced and may in the future experience significant variability in our revenue, on both an annual and a quarterly basis. Pronounced variability, extended delays or reductions in spending with respect to the construction of desalination plants could negatively impact our sales and revenue and make it difficult for us to accurately forecast our future sales, which could lead to increased spending by us that is not matched by equivalent or higher revenue.

New planned seawater reverse osmosis projects can be cancelled and/or delayed, and cancellations and/or delays may negatively impact our revenue.

Planned seawater reverse osmosis desalination projects can be cancelled or delayed due to delays in, or failure to obtain, financing or the approval of or permitting for, plant construction because of political factors, adverse and increasingly uncertain financing conditions or other factors, especially in countries with political unrest. Even though we may have a signed contract to provide a certain number of PX devices by a certain date, if a customer requests a delay of shipment and we delay shipment of our PX devices, our results of operations and revenue will be negatively impacted.

We rely on a limited number of engineering and construction firms for a large portion of our revenue. If these customers delay or cancel their commitments or do not purchase our products in connection with future projects, our revenue could significantly decrease, which would adversely affect our financial condition and future growth.

A limited number of our customers can account for a substantial portion of our net revenue. Revenue from engineering and construction firms and other customers representing 10% or more of total revenue varies from year to year. For the twelve months ended December 31, 2008, sales to two customers, Hyflux Ltd and Befesa Agua S.A. represented 27% of our net revenues. For the twelve months ended December 31, 2007, three customers represented approximately 56% of net revenue. No other customer accounted for more than 10% of our net revenue during any of these periods. We do not have long-term contracts with our customers; instead, we sell to them on a purchase order or project basis or under individual stand-alone contracts. Orders may be postponed or delayed by our customers on short or no notice. If these customers reduce their purchases, our projected revenue may significantly decrease, which will adversely affect our financial condition and future growth. If one of our engineering and construction firm customers delays or cancels one or more of its projects, or if it fails to pay amounts due to us or delays its payments, our revenue or operating results could be negatively affected. There are a limited number of engineering and construction firms which are involved in the desalination industry. Thus, if one of them decides not to continue to use our energy recovery devices in its future projects, we may not be able replace such a lost customer with another such customer and our net revenue would be negatively affected.

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

In addition, factors that may affect our operating results include, among others:

•	fluctuations in demand, adoption, sales cycles and pricing levels for our products and services;

•	the cyclical nature of purchasing for seawater reverse osmosis desalination plant construction, which typically reflects a seasonal increase in shipments of PX devices in the fourth quarter;

•	changes in customers’ budgets for desalination plants and the timing of their purchasing decisions;

•	adverse changes in the local or global financing conditions facing our customers;

•	delays or postponements in the construction of desalination plants;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the ability of our customers to obtain other key components of a plant such as high pressure pumps or membranes;

•	our ability to implement scalable internal systems for reporting, order processing, product delivery, purchasing, billing and general accounting, among other functions;

•	unpredictability of governmental regulations and political decision-making as to the approval or building of a desalination plant;

•	our ability to control costs, including our operating expenses;

•	our ability to purchase key PX components, principally ceramics, from third party suppliers;

•	our ability to compete against other companies that offer energy recovery solutions;

•	our ability to attract and retain highly skilled employees, particularly those with relevant industry experience; and

•	general economic conditions in our domestic and international markets.

If we are unable to collect unbilled receivables, our operating results will be adversely affected.

Our customer contracts generally contain holdback provisions pursuant to which the final installments to be paid under such sales contracts are due up to 24 months after the product has been shipped to the customer and revenue has been recognized. Typically, between 10 and 20%, and in some instances up to 30% of the revenue we receive pursuant to our customer contracts are subject to such holdback provisions and are accounted for as unbilled receivables until we deliver invoices for payment. As of December 31, 2008, we had approximately $4.9 million of current unbilled receivables and approximately $1.9 million of non-current unbilled receivables. If we are unable to invoice and collect, or if our customers fail to make payments due under our sales contracts, our results of operations will be adversely affected.

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

Since 2004, we have invested more than $5 million in research and development costs associated with our PX products. From time to time, our customers have expressed a need for greater processing efficiency. In response, and as part of our strategy to enhance our energy recovery solutions and grow our business, we plan to continue to make substantial investments in the research and development of new technologies. For instance, we are in the process of developing the Titan PX as a product for use in increasingly larger desalination plants and the Comp PX for use in smaller desalination operations. While these products have the potential to meet specified needs of key markets, their pricing may not meet customer expectations and they may not perform as well as our other PX devices. It is possible that potential customers may not accept the new pricing structure. It is also possible that the release of this product may be delayed if testing reveals unexpected flaws. Our future success will depend in part on our ability to continue to design and manufacture new products, to enhance our existing products and to provide new value-added services. We may experience unforeseen problems in the performance of our existing and new technologies or products. Furthermore, we may not achieve market acceptance of our new products and solutions. If we are unable to develop competitive new products, or if the market does not accept such products, our business and results of operations will be adversely affected.

Our plans to manufacture a portion of our ceramic components may prove to be more costly or less reliable than outsourcing.

We currently outsource the production of our ceramic components from several ceramic vendors. To diversify our supply of ceramics and retain more control over our intellectual property, we intend to vertically integrate by producing a portion of our ceramic component needs in house. Recent contraction in the ceramics manufacturing business has accelerated our schedule for this initiative. If we are less efficient at producing our ceramic components or are unable to achieve required yields that are equal to or greater than the vendors to which we outsource, then our cost of revenue may be adversely affected. If we are unable to initiate the production of our ceramics parts on schedule, unable to manufacture these parts in-house efficiently and/or another of our ceramics suppliers goes out of business, we may be exposed to increased risk of supply chain disruption and capacity shortages.

Our revenue and growth model depend upon the continued viability and growth of the seawater reverse osmosis desalination industry using current technology.

If there is a downturn in the seawater reverse osmosis desalination industry, our sales would be directly and adversely impacted. Changes in seawater reverse osmosis desalination technology could also reduce the demand for our devices. For example, a reduction in the operating pressure used in seawater reverse osmosis desalination plants could reduce the need for and viability of our energy recovery devices. Membrane manufacturers are actively working on lower pressure membranes for seawater reverse osmosis desalination that could potentially be used on a large scale to desalinate seawater at a much lower pressure than is currently necessary. Engineers are also evaluating the possibility of diluting seawater prior to reverse osmosis desalination to reduce the required membrane pressure. Similarly, an increase in the recovery rate would reduce the number of energy recovery devices required and would reduce the demand for our product. A significant reduction in the cost of power may reduce demand for our product or favor a less expensive product from a competitor. Any of these changes would adversely impact our revenue and growth.

The durable nature of the PX device may reduce or delay potential aftermarket revenue opportunities.

Our PX devices utilize ceramic components that have to date demonstrated high durability, high corrosion resistance and long life in seawater reverse osmosis desalination applications. Because most of our PX devices have only been installed for several years, it is difficult to accurately predict their performance or endurance over a longer period of time. In the event that our products are more durable than expected, our opportunity for aftermarket revenue may be deferred.

Our sales cycle can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.

Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our PX products. This education process can be time consuming and typically involves a significant product evaluation process. While the sales cycle for our OEM customers, which are involved with smaller desalination plants, averages one to three months, the average sales cycle for our international engineering and construction firm customers, which are involved with larger desalination plants, ranges from nine to 16 months and has, in some cases, extended up to 24 months. In addition, these customers generally must make a significant commitment of resources to test and evaluate our technologies. As a result, our sales process involving these customers is often subject to delays associated with lengthy approval processes that typically accompany the design, testing and adoption of new, technologically complex products. This long sales cycle makes quarter-by-quarter revenue predictions difficult and results in our investing significant resources well in advance of orders for our products.

Since a significant portion of our annual sales typically occurs during the fourth quarter, any delays could affect our fourth quarter and annual revenue and operating results.

A significant portion of our annual sales typically occurs during the fourth quarter, which we believe generally reflects engineering and construction firm customer buying patterns. Any delays or cancellation of expected sales during the fourth quarter would reduce our quarterly and annual revenue from what we anticipated. Such a reduction might cause our quarterly and annual revenue or quarterly and annual operating results to fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, causing the price of our common stock to decline.

We depend on three vendors for our supply of ceramics, which is a key component of our products. If any of our ceramics vendors cancels its commitments or is unable to meet our demand and/or requirements, our business could be harmed.

We rely on a limited number of vendors to produce the ceramics used in our products. For the year ended December 31, 2008, three ceramics suppliers represented approximately 60% of our purchases from all of our suppliers. For the year ended December 31, 2007, two ceramics suppliers represented approximately 52% of our purchases from all of our suppliers. If any of our ceramic suppliers were to have financial difficulties, cancel or materially change their commitments with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition.

We depend on single suppliers for some of our components, including stainless steel castings. If our suppliers are not able to meet our demand and/or requirements, our business could be harmed.

We rely on single suppliers to produce all of our stainless steel castings and some other components for use in our PX products. Our reliance on single manufacturers for these parts involves a number of significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields, production costs and lack of guaranteed production capacity or product supply. We do not have a long term supply agreement with these suppliers and instead secure manufacturing availability on a purchase order basis. Our suppliers have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacities of these suppliers and our suppliers may reallocate capacity to other customers, even during periods of high demand for our products. We have in the past experienced and may in the future experience quality control issues and delivery delays with our suppliers due to factors such as high industry demand or the inability of our vendors to consistently meet our quality or delivery requirements. If our suppliers were to cancel or materially change its commitment with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition. We may qualify additional suppliers in the future which would require time and resources. If we do not qualify additional suppliers, we may be exposed to increased risk of capacity shortages due to our complete dependence on our current supplier.

We face competition from a number of companies that offers competing energy recovery solutions. If any of these companies produces superior technology or offers more cost effective products, our competitive position in the market could be harmed and our profits may decline.

The market for energy recovery devices for desalination plants is competitive and continually evolving. The PX device competes with slow cycle isobaric, turbine and hydraulic energy recovery devices. Our three primary competitors are Calder AG, Fluid Equipment Development Company and Pump Engineering Incorporated. Other potential competitors may enter the market. We expect competition to persist and intensify as the desalination market opportunity grows. Some of our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Also, our competitors may have more extensive customer bases and broader customer relationships than we do, including long-standing relationships or exclusive contracts with our current or potential customers. For instance, we have had difficulties penetrating some of the Caribbean markets because Consolidated Water Co. Ltd., a major builder of seawater reverse osmosis desalination plants in that area, has an exclusive agreement with Calder AG to use Calder’s technology. In addition, our competitors may have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to market and sell their products more effectively. Moreover, if one or more of our competitors were to merge or partner with another of our competitors or with current or potential customers, the change in the competitive landscape could adversely affect our ability to compete effectively which would affect our business, operating results and financial condition.

We are subject to risks related to product defects, which could lead to warranty claims in excess of our warranty provisions or result in a large number of warranty claims in any given year.

We warranty our products for a period of one to two years and provide a five year warranty for the ceramic components of our products. We test our products in our manufacturing facilities through a variety of means. However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market. Accordingly, there is a risk that warranty claims may be filed due to product defects. We may incur additional operating expenses if our warranty provisions do not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, they could adversely affect our business, financial condition and results of operations. While the number of warranty claims has not been significant to date, we have offered a five year warranty on our ceramic components for new sales agreements executed after August 7, 2007. Accordingly, we cannot quantify the error rate of the ceramic components of our products with statistical accuracy and cannot assure that a large number of warranty claims will not be filed in a given year. As a result, our operating expenses may increase if a large number of warranty claims are filed in any specific year, particularly towards the end of any given warranty period.

If we are unable to protect our technology or enforce our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.

Our competitive position depends on our ability to establish and maintain proprietary rights in our technology and to protect our technology from copying by others. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which may offer only limited protection. We hold five United States patents and eleven patents outside the U.S. that are counterparts to one of the U.S. patents. The expiration terms of the U.S. patents range from 2011 to 2025, at which time we could become more vulnerable to increased competition. In addition, we have applied for two new United States patents and seven pending international applications corresponding to the U.S. patents and patent applications. We do not hold patents in many of the countries into which we sell our PX devices, including Saudi Arabia, Algeria and China, and accordingly, the protection of our intellectual property in those countries may be limited. We also do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated. Moreover, while we believe our remaining issued patents are essential to the protection of the PX technology, the rights granted under any of our issued patents or patents that may be issued in the future may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. In addition, our granted patents may not prevent misappropriation of our technology, particularly in foreign countries where intellectual property laws may not protect our proprietary rights as fully as those in the United States. This may render our patents impaired or useless and ultimately expose us to currently unanticipated competition. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of management resources, either of which could harm our business.

Claims by others that we infringe their proprietary rights could harm our business.

Third parties could claim that our technology infringes their proprietary rights. In addition, we may be contacted by third parties suggesting that we obtain a license to certain of their intellectual property rights they may believe we are infringing. We expect that infringement claims against us may increase as the number of products and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility, we believe that we will face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment against us could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms, or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business. Third parties may also assert infringement claims against our customers. Because we generally indemnify our customers if our products infringe the proprietary rights of third parties, any such claims would require us to initiate or defend protracted and costly litigation on their behalf, regardless of the merits of these claims. If any of these claims succeeds, we may be forced to pay damages on behalf of our customers.

If we fail to expand our manufacturing facilities to meet our future growth, our operating results could be adversely affected.

Our existing manufacturing facilities are capable of meeting current demand and demand for the foreseeable future. However, the future growth of our business depends on our ability to successfully expand our manufacturing, research and development and technical testing facilities. Larger products currently under development require a larger manufacturing facility with greater capacity. We have entered into a 10 year lease for a 124,000 square foot facility in San Leandro, California. While this space will be available to accommodate the consolidation of our U.S. operations and the expansion of our manufacturing operations, the space is being built out and will not be available until September 2009 or later. If the build-out is delayed, our production capability could be limited, which could adversely affect our operating results.

If we need additional capital to fund future growth, it may not be available on favorable terms, or at all.

We have historically relied on outside financing to fund our operations, capital expenditures and expansion. In our initial public offering in July 2008, we issued approximately 10,000,000 shares of common equity at $8.50 per share before underwriting discount and issuing expenses. We may require additional capital from equity or debt financing in the future to fund our operations, or respond to competitive pressures or strategic opportunities. We may not be able to secure such additional financing on favorable terms, or at all. The terms of additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences or privileges senior to those of existing or future holders of our common stock, including shares of common stock sold in this offering. If we are unable to obtain necessary financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

If foreign and local government entities no longer guarantee and subsidize, or are willing to engage in, the construction and maintenance of desalination plants and projects, the demand for our products would decline and adversely affect our business.

Our products are used in seawater reverse osmosis desalination plants which are often times constructed and maintained through government guarantees and subsidies. The rate of construction of desalination plants depends on each government’s willingness and ability to allocate funds for such projects, which may be affected by the current crisis in the financial system and credit markets and the weak global economy. In addition, some desalination projects in the Middle East and North Africa have been funded by budget surpluses resulting from once high crude oil and natural gas prices. Since prices for crude oil and natural gas have fallen, governments in those countries may not have budget surpluses to fund such projects and may cancel such projects or divert funds allocated for them to other projects. As a result, the demand for our products could decline and negatively affect our revenue base, which could harm the overall profitability of our business.

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

Historically, we have derived a significant portion of our revenue from customers whose seawater reverse osmosis desalination facilities utilizing the PX device are outside the United States. Many of such customers’ projects are in emerging growth countries with relatively young and unstable market economies and volatile political environments. These countries may also be affected significantly by the current crisis in the global financial system and credit markets and the weak global economy. We have sales and technical support personnel stationed in Spain, Asia and the Middle East, among other regions, and we expect to continue to add personnel in other countries. As a result, any governmental changes or reforms or disruptions in the business, regulatory or political environments of the countries in which we operate or sell our products could have a material adverse effect on our business, financial condition and results of operations.

Sales of our products have to date been denominated principally in U.S. dollars. The U.S. dollar has recently strengthened against most other currencies, which has effectively increased the price of our products in the currency of the countries in which our customers are located. This may result in our customers seeking lower-priced suppliers, which could adversely impact our operating results. A larger portion of our international revenue may be denominated in foreign currencies in the future, which would subject us to increased risks associated with fluctuations in foreign exchange rates.

Our international contracts and operations subject us to a variety of additional risks, including:

•	political and economic uncertainties, which the current global economic crisis may exacerbate;

•	reduced protection for intellectual property rights;

•	trade barriers and other regulatory or contractual limitations on our ability to sell and service our products in certain foreign markets;

•	difficulties in enforcing contracts, beginning operations as scheduled and collecting accounts receivable, especially in emerging markets;

•	increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	competing with non-U.S. companies not subject to the U.S. Foreign Corrupt Practices Act;

•	difficulty in attracting, hiring and retaining qualified personnel; and

•	increasing instability in the capital markets and banking systems worldwide, especially in developing countries, that may limit project financing availability for the construction of desalination plants.

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

Global economic conditions and the current crisis in the financial markets could have an adverse effect on our business and results of operations.

Current economic conditions may negatively impact our business and make forecasting future operating results more difficult and uncertain. A weakening global economy may cause our customers to delay or push out orders for our products or may result in the delay, postponement or cancelling of planned or new desalination projects or retrofits, which would reduce our revenue. Turmoil in the financial and credit markets may also make it difficult for our customers to obtain needed project financing, resulting in lower sales. Negative economic conditions may also affect our suppliers, which could impede their ability to remain in business and supply us with parts, resulting in delays in the availability of our products. In addition, most of our cash and cash equivalents are currently invested in money market funds backed by United States Treasury securities; however, given the current weak global economy and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits, which would adversely affect our financial condition. If current economic conditions persist or worsen and negatively impact the desalination industry, our business, financial condition or results of operations could be materially and adversely affected.

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

As a public company, SEC rules require that we maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of published financial statements in accordance with generally accepted accounting principles. Accordingly, we will be required to document and test our internal controls and procedures to assess the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting. In the future, we may identify material weaknesses and deficiencies which we may not be able to remediate in a timely manner. Material weaknesses may exist when we are first required to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2009. If there are material weaknesses or deficiencies in our internal control, we will not be able to conclude that we have maintained effective internal control over financial reporting or our independent registered public accounting firm may not be able to issue an unqualified report on the effectiveness of our internal control over financial reporting. As a result, our ability to report our financial results on a timely and accurate basis may be adversely affected and investors may lose confidence in our financial information, which in turn could cause the market price of our common stock to decrease. We may also be required to restate our financial statements from prior periods. In addition, testing and maintaining internal control will require increased management time and resources. Any failure to maintain effective internal control over financial reporting could impair the success of our business and harm our financial results and you could lose all or a significant portion of your investment. If we have material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the SEC and various other bodies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the interpretation of our current practices may adversely affect our reported financial results or the way we conduct our business.

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

Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 14% of our outstanding common stock as of March 19, 2009. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.

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

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. Section 203 generally prohibits us from engaging in a business combination with an interested stockholder subject certain exceptions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 29,000 square feet of space in San Leandro, California, under a lease that expires in June 2010, for product manufacturing, research and development and executive headquarters. We also lease approximately 9,000 square feet for corporate office space in a building located approximately two miles away from our headquarters under a lease that expires in March 2010. In November 2008, we entered into a 10 year lease for approximately 124,000 square feet of space in a building located near our current headquarters and scheduled for occupancy in late 2009. This new building will house all of our manufacturing, research and development and executive staff and allow for the expansion of our manufacturing operations. We also lease sales offices in Spain, the United Arab Emirates, China and Florida. We believe these facilities will be adequate for our purposes for the foreseeable future.

Item 3.	Legal Proceedings

We are not party to any material litigation, and we are not aware of any pending or threatened litigation against us that we believe would adversely affect our business, operating results, financial condition or cash flows. In the future, we may be subject to legal proceedings in the ordinary course of our business.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of security holders in the quarter ended December 31, 2008.

PART II

Item 5. Market for the Registrant’s Common Stock Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since July 2, 2008, our common stock has been quoted on the Nasdaq Global Market under the symbol “ERII”.

The following table sets forth the high and low sales prices of our common stock for the periods indicated.

	High	Low

2008
Third Quarter (from July 2, 2008)	$13.25	$6.89
Fourth Quarter	$10.12	$4.57

Stockholders

As of March 24, 2009, there were approximately 75 stockholders of record of our common stock.

Use of Proceeds

On July 1, 2008, our registration statement (No. 333-150007) on Form S-1 was declared effective for our initial public offering, pursuant to which we registered the offering and sale of an aggregate 16,100,000 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $8.50 per share, or aggregate offering price of $136.9 million, of which $86.5 million related to 10,178,566 shares sold by us and $50.4 million related to 5,921,434 shares sold by selling stockholders. The offering closed on July 8, 2008 with respect to the primary shares and on July 11, 2008 with respect to the over-allotment shares. The managing underwriters were Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC.

As a result of the offering, we received net proceeds of approximately $76.7 million, after deducting underwriting discounts and commissions of $6.1 million and additional offering-related expenses of approximately $3.7 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We anticipate that we will use the remaining net proceeds from our IPO for working capital and other general corporate purposes, including to finance our growth, develop new products, fund capital expenditures, or to expand our existing business through acquisitions of other businesses, products or technologies. However, we do not have agreements or commitments for acquisitions at this time. Pending such uses, we have deposited a substantial amount of the net proceeds in a U.S. Treasury based money market fund as of December 31, 2008. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and we do not currently intend to pay any cash dividends on our capital stock for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be, subject to applicable law, at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions in loan agreements or other agreements.

Stock Performance Graph

The following graph shows the cumulative total shareholder return of an investment of $100 on July 2, 2008 in (i) our common stock and (ii) a selected group of peer issuers (“Peer Group”) and (iii) on June 30, 2008 in the Nasdaq Composite Index. The total return for our stock and each index and peer group assumes the reinvestment of dividends, although dividends have never been declared on our stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The Nasdaq Composite Index tracks the aggregate price performance of equity securities traded on the Nasdaq. The Peer Group tracks the weighted average price performance of equity securities of seven companies in our industry, including Consolidated Water Company Limited, Flowserve Corporation, Hyflux Ltd, Kurita Water Industries Limited, Pentair Inc., Tetra Tech, Inc. and The Gorman-Rupp Company. The returns of each component issuer of the Peer Group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period for which a return is indicated. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The following graph and its related information is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the 1933 Act or 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

COMPARISON OF 6 MONTH CUMULATIVE TOTAL RETURN*
Among Energy Recovery Inc., The NASDAQ Composite Index
And A Peer Group

* $100 invested on 7/2/08 in Energy Recovery, Inc. or peer group stock or on 6/30/08 in index, including reinvestment of dividends. Fiscal year ending December 31.

	6/30/08 or
	7/2/08(1)	12/31/08

Energy Recovery, Inc.	100.00	77.11
NASDAQ Composite	100.00	67.14
Peer Group	100.00	62.14

(1)	The index measurement date is 6/30/08; stock measurement dates are 7/2/08

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activity during the three months ended December 31, 2008 was as follows:

			Total Number of	Maximum Dollar
	Total Number of	Average	Shares Purchased as	Value that May Yet
	Shares	Price Paid	Part of Publicly	be Purchased Under
Period	Purchased(1)	per Share	Announced Programs	the Programs

October 1, 2008- October 31, 2008	1,667	$0.25	—	$—
November 1, 2008- November 30, 2008	—	$—	—	$—
December 1, 2008- December 31, 2008	—	$—	—	$—

Total	1,667		—

(1)	The company exercised its rights to repurchase 1,667 unvested shares related to the early exercise of stock options. The unvested shares were repurchased from a shareholder in exchange for cash and were cancelled upon completion of the repurchase.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in this Report on Form 10-K.

	Years Ended December 31,
	2008(1)	2007(1)	2006(1)	2005	2004

Consolidated Statement of Income Data:
Net revenue	$52,119	$35,414	$20,058	$10,689	$4,047
Cost of revenue(2)	18,933	14,852	8,131	4,685	2,015

Gross profit	33,186	20,562	11,927	6,004	2,032
Operating expenses:
General and administrative(2)	11,321	4,299	3,372	2,458	1,055
Sales and marketing(2)	6,549	5,230	3,648	1,779	1,037
Research and development(2)	2,415	1,705	1,267	630	340

Total operating expenses	20,285	11,234	8,287	4,867	2,432

Income from operations	12,901	9,328	3,640	1,137	(400)
Other income (expense):
Interest expense	(79)	(105)	(77)	(216)	(54)
Interest and other income	873	517	58	35	1

Income before provision for income taxes	13,695	9,740	3,621	956	(453)
Provision for income taxes	5,032	3,947	1,239	62	53

Net income (loss)	$8,663	$5,793	$2,382	$894	$(506)

Earnings per share-basic	$0.19	$0.15	$0.06	$0.02	$(0.02)
Earnings per share-diluted	$0.18	$0.14	$0.06	$0.02	$(0.02)
Number of shares used in per share calculations:
Basic	44,848	39,060	38,018	36,790	32,161
Diluted	47,392	41,433	40,244	38,454	32,161

	As of December 31,
	2008	2007(4)	2006(4)	2005	2004

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$79,287	$240	$42	$261	$140
Total assets	120,612	28,227	17,937	8,496	3,054
Long-term liabilities	420	620	234	306	11
Total liabilities	13,613	8,166	9,810	3,794	2,061
Total stockholders’ equity	106,999	20,061	8,127	4,702	993

(1)	Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), using the prospective transition method, which requires the application of the provisions of SFAS 123(R) only to share-based payment awards granted, modified, repurchased or cancelled on or after the modification date. Under this method, we recognize stock-based compensation expense for all share-based payment awards granted after December 31, 2005 in accordance with SFAS 123(R).

(2)	Includes employee and non-employee stock-based compensation as follows:

	Years Ended December 31,
	2008	2007	2006	2005	2004(3)

Cost of revenue	$103	$117	$143	$88	—
General and administrative	512	388	428	731	—
Sales and marketing	279	372	310	86	—
Research and development	140	159	183	98	—

Total stock-based compensation	$1,034	$1,036	$1,064	$1,003	—

(3)	No stock-based compensation expense was recognized as we used the intrinsic method of accounting and the options were granted with an exercise price equal to the fair market value.

(4)	Certain prior period balances have been reclassified to conform to the current period presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K and certain information incorporated by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

Forward-looking statements represent our current expectations about future events and are based on assumptions and involve risks and uncertainties. If the risks or uncertainties occur or the assumptions prove incorrect, then our results may differ materially from those set forth or implied by the forward-looking statements. Our forward-looking statements are not guarantees of future performance or events.

Forward-looking statements in this report include, without limitation, statements about the following:

•	our belief that our PX devices make seawater reverse osmosis a more affordable means of fresh water production;
•	our plan to enhance our existing PX devices and to develop and manufacture new PX devices;
•	our plans to release the Titan and Comp PX devices in the future;
•	our belief that our ceramics components are highly durable and corrosion-proof;
•	our objective of finding new applications for our technology outside of desalination and expanding and diversifying our product offerings;
•	our plan to integrate vertically and manufacture a portion of our ceramics components internally;

•	our expectation that our expenditures for research and development will increase;
•	our expectation that we will continue to rely on sales of our PX devices for a substantial portion of our revenue;
•	our expectation that a significant portion of our annual sales will continue to occur during the fourth quarter;
•	our belief that our current facilities will be adequate through 2009;
•	our expectation that sales outside of the United States will remain a significant portion of our revenue;
•	our expectation that future sales and marketing expense will increase;
•	our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months; and
•	our expectation that, as we expand our international sales, a portion of our revenue could continue to be denominated in foreign currencies.

All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Item 1A: Risk Factors” and are based on information available to us as of March 26, 2009. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Item 1A: Risk Factors,” and our results disclosed from time to time in our reports on Forms 10-Q and 8-K and our Annual Reports to Stockholders.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this report.

Overview

We are in the business of designing, developing and manufacturing energy recovery devices for sea water reverse osmosis desalination. Our company was founded in 1992 and we introduced the initial version of our energy recovery device, the PX®, in early 1997. As of December 31, 2008, we had shipped approximately 5,900 PX devices to desalination plants worldwide.

A majority of our net revenue has been generated by sales to large engineering and construction firms, which are involved with the design and construction of larger desalination plants. Sales to these firms often involve a long sales cycle, which can range from six to 16 months. A single large desalination project can generate an order for numerous PX devices and generally represents an opportunity for significant revenue. We also sell PX devices to original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer PX devices per plant and have shorter sales cycles.

Due to the fact that a single order for PX devices by a large engineering and construction firm for a particular plant may represent significant revenue, we often experience significant fluctuations in net revenue from quarter to quarter. In addition, our engineering and construction firm customers tend to order a significant amount of equipment for delivery in the fourth quarter and, as a consequence, a significant portion of our annual sales typically occurs during that quarter.

A limited number of our customers accounts for a substantial portion of our net revenue. Five customers accounted for approximately 82% of our accounts receivable at December 31, 2008. As of December 31, 2007, three customers accounted for approximately 74% of accounts receivable.

Revenue from customers representing 10% or more of total revenue varies from year to year. For the year ended December 31, 2008, two customers, Hyflux Ltd. and Befesa Agua, S.A. and affiliated joint ventures accounted for approximately 16% and 11% of our net revenue, respectively. For the year ended December 31, 2007, three customers represented approximately 20%, 23% and 13% of our net revenue — specifically Acciona Agua, Geida and its member companies, and Doosan Heavy Industries, respectively. In 2006, two customers, GE Water and Process Technologies (formerly GE Ionics) and Geida, including its member companies, accounted for approximately 18% and 11% of our net revenue, respectively. No other customer accounted for more than 10% of net revenue during any of these periods. Geida is a consortium of Befesa Agua S.A., a subsidiary of Abengoa S.A; Cobra-Tedagua, a subsidiary of ACS Actividades de Construcción y Servicios, S.A.; and Sadyt S.A., a subsidiary of Sacyr Vallehermoso, S. A.

During the years ended December 31, 2008, 2007 and 2006 most of our revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our revenue for the foreseeable future.

Our revenue is principally derived from the sales of our PX devices. We receive a small amount of revenue from the sale of high pressure circulation pumps, which we manufacture and sell in connection with PX devices to smaller desalination plants. We also receive incidental revenue from services, such as product support, that we provide to our PX customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition, warranty costs, stock-based compensation, inventory valuation, allowances for doubtful accounts and income taxes.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue is recognized when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title occurs, fixed pricing is determinable and collection is reasonably assured. Transfer of title typically occurs upon shipment of the equipment pursuant to a written purchase order or contract. Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables requires us to allocate the purchase price between the device and the value of the undelivered services by applying the residual value method. Under this method, revenue allocated to undelivered elements is based on vendor objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to the delivered elements, assuming that the delivered elements have stand-alone value. Vendor objective evidence of fair value for such undelivered elements is based upon the price we charge for such product or service when it is sold separately. We may modify our pricing practices in the future, which could result in changes to our vendor objective evidence of fair value for such undelivered elements. Our purchase agreements typically provide for the provision by us of field services and training for commissioning of a desalination plant. Recognition of the revenue in respect of those services is deferred until provision of those services is complete. The services element of our contracts represent an incidental portion of the total contract price.

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

The specified product performance criteria for our PX device generally pertains to the ability of our products to meet our published performance specifications and warranty provisions, which our products have demonstrated on a consistent basis. This factor, combined with our historical performance metrics measured over the past 10 years, provides us with a reasonable basis to conclude that the PX device will perform satisfactorily upon commissioning of the plant. To help ensure this successful product performance, we provide service, consisting principally of advisory, consulting and training services to the customers during the commissioning of the plant. The installation of the PX device is relatively simple, requires no customization and is performed by the customer with the consultation of our personnel. We defer the value of the service and training component of the contract and recognize such revenue as services are rendered. Based on these factors, we have concluded that delivery and performance have been completed when the product has been delivered (title transfers) to the customer.

We perform an evaluation of credit worthiness on an individual contract basis to assess whether collectability is reasonably assured. As part of this evaluation, we consider many factors about the individual customer, including the underlying financial strength of the customer and/or partnership consortium and our prior history or industry specific knowledge about the customer and its supplier relationships. To date, we have been able to conclude that collectability was reasonably assured on our sales contracts at the time the product was delivered and title has transferred; however, to the extent that we conclude that we are unable to determine that collectability is reasonably assured at the time of product delivery, we will defer all or a portion of the contract amount based on the specific facts and circumstances of the contract and the customer.

Under the stand-alone contracts, the usual payment arrangements are summarized as follows:

•	An advance payment, typically 10% to 20% of the total contract amount, is due upon execution of the contract;

•	A payment upon delivery of the product, typically in the range of 50% to 70% of the total contract amount, is due on average between 90 and 150 days from product delivery, and in some cases up to 180 days;

•	A retention payment, typically in the range of 10% to 20%, and in some cases up to 30%, of the total contract amount is due subsequent to product delivery as described further below.

Under the terms of the retention payment component, we are generally required to issue to the customer a product performance guarantee in the form of an irrevocable standby letter of credit, which is issued to the customer approximately 12 to 24 months after the product delivery date. The letter of credit is either collateralized by restricted cash on deposit with our financial institution (see Restricted Cash under “Summary of Significant Accounting Policies”) or funds available through a credit facility. The letter of credit remains in place for the performance period as specified in the contract, which is generally 12 to 36 months and, in some cases, up to 65 months from issuance. The performance period generally runs concurrent with our standard product warranty period. Once the letter of credit has been put in place, we invoice the customer for this final retention payment under the sales contract. During the time between the product delivery and the issuance of the letter of credit, the amount of the final retention is classified on the balance sheet as unbilled receivable, of which a portion may be classified as long term to the extent that the billable period extends beyond one year. Once the letter of credit is issued, we invoice the customer and reclassify the retention amount from unbilled receivable to accounts receivable where it remains until payment, typically 90 to 150 days after invoicing, and in some cases up to 180 days (see Note 3 — Balance Sheet Information: Unbilled Receivables).

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

We sell our products to large engineering and construction firms that are not subject to sales tax. Accordingly, the adoption of EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation), does not have an impact on our consolidated financial statements.

Warranty Costs

We sell products with a limited warranty generally for a period of one to two years. In August 2007, we modified the warranty to offer a five-year term on the ceramic components for new sales agreements executed after August 7, 2007. We accrue for warranty costs based on estimated product failure rates, historical activity and expectations of future costs. We periodically evaluate and adjust the warranty costs to the extent actual warranty costs vary from the original estimates.

We may offer extended warranties on an exception basis and these are accounted for in accordance with Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts for Sales of Extended Warranties.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, or FIN 44, and had adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and SFAS No. 148, Accounting for Share-Based Compensation — Transition and Disclosure, or SFAS 148.

In February 2005, we offered to each of our employees the option to borrow from us an amount equal to the aggregate exercise price for all of their outstanding options pursuant to full recourse promissory notes at 3.76% interest, which are due in February 2010. The interest rate on the notes was deemed to be below market rate, resulting in a change in the deemed exercise price for the options. As a result, we are accounting for these options as variable option awards. For 2008, 2007 and 2006, we recorded $155,000, $783,000, and $1.1 million, respectively, of stock-based compensation related to the options exercised with promissory notes. All of our executive officers and directors have subsequently repaid their notes.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite vesting period on a straight-line basis in our consolidated statements of income. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the years ended December 31, 2008, 2007 and 2006 we recognized stock-based compensation under SFAS 123(R) and EITF 96-18 related to employees and consultants of $879,000, $253,000 and $13,000, respectively.

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

	Years Ended December 31,
	2008	2007	2006

Expected term	5 years	5 years	5 years
Expected volatility	48%	50%	50%
Risk-free interest rate	1.55-3.41%	3.41-4.92%	4.45-5.10%
Dividend yield	0%	0%	0%

Expected Term. Under our option plans, the expected term of options granted is determined using the weighted average period during which the stock options are expected to remain outstanding and is based on the options vesting term, contractual terms and disclosure information from similar publicly traded companies to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Expected Volatility. Since we are a newly public entity with limited historical data regarding the volatility of our common stock price, the expected volatility used is based on volatility of a representative industry peer group. In evaluating similarity, we considered factors such as industry, stage of life cycle and size.

Risk-Free Interest Rate. The risk-free rate is based on U.S. Treasury issues with remaining terms similar to the expected term on the options.

Dividend Yield. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures. SFAS No. 123R also requires us to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

The absence of an active market for our common stock prior to July 2008 required management and the board of directors to estimate the fair value of its common stock for purposes of granting options and for determining stock-based compensation expense for options granted prior to July 2008. In response to these requirements, management and the board of directors estimated the fair market value of common stock based on factors such as the price of the most recent common stock sales to investors, the valuations of comparable companies, the status of development and sales efforts, our cash and working capital amounts, revenue growth, and additional objective and subjective factors relating to our business on an annual basis.

Stock-based compensation expense related to awards granted and or modified to employees was allocated as follows (in thousands):

	Years Ended
	December 31,
	2008	2007	2006

Cost of revenue	$103	$117	$143
General and administrative	419	383	425
Sales and marketing	274	349	310
Research and development	140	159	183

Total	$936	$1,008	$1,061

To calculate the excess tax benefits available as of the date of adoption for use in offsetting future tax shortfalls, we elected the “short-form” method in accordance with FASB Staff Position FAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

Stock-Based Compensation — Non-Employees

We account for awards granted to non-employees other than members of our board of directors in accordance with SFAS 123 and the EITF Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, which require such awards to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying awards vest. We amortize compensation expense related to non-employee awards in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The fair value of stock options issued to consultants was calculated using the Black-Scholes options pricing model, based on the following assumptions:

	Years Ended December 31,
	2008	2007	2006

Expected term	1-10 years	1-10 years	10 years
Expected volatility	48%	50%	50%
Risk-free interest rate	1.55% 2.46%	3.45%-4.92%	4.70%
Dividend yield	0%	0%	0%

Stock-based compensation expense related to awards granted and/or modified to non-employees was allocated as follows (in thousands):

	Years Ended
	December 31,
	2008	2007	2006

General and administrative	$93	$23	$—
Sales and marketing	5	5	3

	$98	$28	$3

Inventories

Inventories are stated at the lower of cost (using the weighted average cost method) or market. We calculate inventory reserves for excess and obsolete inventories based on estimated future demand of the products and spare parts. Cost of inventory is determined in accordance with Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, or SFAS 151.

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on our historical experience and a detailed assessment of the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, (2) our historical write-offs, (3) the credit worthiness of each customer and (4) general economic conditions. Our allowance for doubtful accounts was $59,000, $121,000 and $230,000 as of December 31, 2008, 2007 and 2006, respectively. If we were to experience unanticipated collections issues, it could have an adverse affect on our operating results in future periods.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109, issued by the Financial Accounting Standards Board, or FASB. SFAS 109 requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided if, based upon the available evidence, management believes it is more likely than not that some or all of the deferred assets will not be realized or the use of prior years’ net operating losses may be limited.

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. Measurement under FIN 48 is based on judgment regarding the largest amount that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. The total amount of unrecognized tax benefits as of the date of adoption was immaterial. As a result of the implementation of FIN 48, there was no change to our tax liability.

We adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes. The amounts of interest and penalty recognized in the statement of income and statement of financial position for 2008 and 2007 were insignificant.

Our operations are subject to income and transaction taxes in the United States and in foreign jurisdictions. Significant estimates and judgments are required in determining our worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. Our various tax years from 1995 through 2008 remain open in various taxing jurisdictions.

Results of Operations

2008 Compared to 2007

The following table sets forth certain data from our historical operating results as a percentage of revenue for the years indicated:

	For The Year Ended December 31,
	2008		2007		Increase (Decrease)

Results of Operations:*
Net revenue	$52,119	100.0%	$35,414	100.0%	$16,705	47.2%
Cost of revenue	18,933	36.3%	14,852	41.9%	4,081	27.5%

Gross profit	33,186	63.7%	20,562	58.1%	12,624	61.4%
Operating expenses:
General and administrative	11,321	21.7%	4,299	12.1%	7,022	163.3%
Sales and marketing	6,549	12.6%	5,230	14.8%	1,319	25.2%
Research and development	2,415	4.6%	1,705	4.8%	710	41.6%

Total Operating Expenses	20,285	38.9%	11,234	31.7%	9,051	80.6%

Income from operations	12,901	24.8%	9,328	26.3%	3,573	38.3%
Other income (expense):
Interest expense & finance charges	(79)	(0.2)%	(105)	(0.3)%	(26)	(24.8)%
Interest and other income	873	1.7%	517	1.5%	356	68.9%
Provision for income tax expense	5,032	9.7%	3,947	11.1%	1,085	27.5%

Net Income	$8,663	16.6%	$5,793	16.4%	$2,870	49.5%

*	Percentages may not add up to 100% due to rounding.

Net Revenue

Our net revenue increased by $16.7 million, or 47%, to $52.1 million for the year ended December 31, 2008 from $35.4 million for the year ended December 31, 2007. This increase was primarily due to higher sales of our PX-220 device and the newly introduced PX-260 device. Greater market acceptance of the PX devices and the overall growth of the desalination market drove the increased demand for the products. The net revenue increase from the higher sales volume was offset in part by a decrease in our average unit selling price of approximately 6%. For the year ended December 31, 2008, the sales of PX devices accounted for approximately 95% of our revenue, pump sales accounted for approximately 3% and spare parts and service accounted for 2%. For the year ended December 31, 2007, the sales of PX devices accounted for approximately 94% of revenue, pump sales accounted for approximately 4%, and spare parts and service accounted for the remainder.

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

	Years Ended December 31,
	2008	2007

Domestic net revenue	$3,517	$2,125
International net revenue	48,602	33,289

Total net revenue	$52,119	$35,414

Revenue by country:
Algeria	24%	12%
Spain	16	35
China	11	8
United Arab Emirates	7	2
Saudi Arabia	*	13
Others	42	30

Total	100%	100%

* Less than 1%

The impact of the current global economic climate on future demand for our products is uncertain. The weakening global economy may cause our customers to delay or cancel plans for future orders of our products.

Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, capital costs, excess and obsolete inventory expense, and manufactured components. The largest component of our cost of revenue is raw materials, primarily ceramic materials, which we obtain from several suppliers. For the year ended December 31, 2008, gross profit as a percentage of net revenue was 63.7%, as compared to 58.1% for the year ended December 31, 2007. The increase in gross margin as a percentage of revenue of 5.6% was comprised of the following: (1) the reversal of a warranty provision in the amount of $688,000, or 1.3% of revenue, related to the cancellation of an extended product warranty contract and (2) an increase in

PX-260 and PX-220 devices, which have higher margins than our other product offerings, as a component of our sales mix in 2008 versus 2007.

Stock-based compensation expense included in the cost of revenue was $103,000 for the year ended December 31, 2008 and $117,000 for the year ended December 31, 2007.

Future gross profit is highly dependent on the product and customer mix of our net revenues. Accordingly, we are not able to predict our future gross profit levels with certainty.

General and Administrative Expense

General and administrative expense increased by $7.0 million, or 163%, to $11.3 million for the year ended December 31, 2008 from $4.3 million for the year ended December 31, 2007. As a percentage of net revenue, general and administrative expense was 22% for the year ended December 31, 2008 and 12% for the year ended December 31, 2007. The increase of general and administrative expense was attributable primarily to the increase in general and administrative headcount and professional services to support our growth in operations and to support the requirements for operating as a public company. This increase reflected in part the increase in general and administrative employees to 34 at December 31, 2008 from 13 at December 31, 2007.

Of the $7.0 million increase in general and administrative expense, $2.8 million was related to professional services, $2.6 million was related to compensation and employee-related benefits, $0.4 million was related to Value Added Taxes (VAT), $0.6 million was related to occupancy costs, $0.1 million related to export credit insurance, $0.1 million related to bad debt expense and $0.4 million related to other administrative costs. Stock-based compensation expense included in general and administrative expense was $512,000 for the year ended December 31, 2008 and $388,000 for the year ended December 31, 2007.

Sales and Marketing Expense

Sales and marketing expense increased by $1.3 million, or 25%, to $6.5 million for the year ended December 31, 2008 from $5.2 million for the year ended December 31, 2007. This increase was primarily related to growth in our sales that resulted in higher headcount with sales and marketing employees increasing to 21 at December 31, 2008 from 17 at December 31, 2007. In addition, our sales team is compensated in part by commissions, resulting in increased sales expense as our sales levels increase.

As a percentage of our net revenue, sales and marketing expense decreased to 13% for the year ended December 31, 2008 from 15% for the year ended December 31, 2007. The decrease in 2008 was attributable primarily to the significant increase in our net revenue that period, which grew at a greater rate than our sales and marketing expense.

Of the $1.3 million net increase in sales and marketing expense for the year ended December 31, 2008, $1.1 million related to compensation, employee-related benefits and commissions to outside sales representatives, $0.2 million related to sales and marketing efforts. Stock-based compensation expense included in sales and marketing expense was $279,000 for the year ended December 31, 2008 and $372,000 for the year ended December 31, 2007.

We expect that our future sales and marketing expense will increase in absolute dollars as our revenue increases.

Research and Development Expense

Research and development expense increased by $710,000, or 42%, to $2.4 million for the year ended December 31, 2008 from $1.7 million for the year ended December 31, 2007. Of the $710,000 increase, compensation and employee-related benefits accounted for $340,000, consulting and professional service fees accounted for $160,000, research and development direct project costs accounted for $190,000, and occupancy and other miscellaneous costs accounted for $20,000.

Headcount in our research and development department increased to eight at December 31, 2008 from six at December 31, 2007. Stock-based compensation expense included in research and development expense was $140,000 for year ended December 31, 2008 and $159,000 for the year ended December 31, 2007.

We anticipate that our research and development expenditures will increase in the future as we expand and diversify our product offerings.

Other Income (Expense), Net

Other net income (expense) increased by $382,000 to $794,000 for the year ended December 31, 2008 from $412,000 for the year ended December 31, 2007. The increase from 2007 to 2008 was primarily due to higher interest earnings of $486,000 resulting from IPO net proceeds of $76.7 million received in July 2008 and by a decrease in net interest expense of $27,000 resulting from the reduction of equipment loans outstanding. The increase was in part offset by a reduction in foreign currency transaction gains in the amount of $131,000 related to accounts receivable denominated in foreign currencies.

2007 Compared to 2006

The following table sets forth certain data from our historical operating results as a percentage of revenue for the years indicated:

	For the Year Ended December 31,
	2007		2006		Increase(decrease)

Results of Operations:*
Net revenue	$35,414	100.0%	$20,058	100.0%	$15,356	76.6%
Cost of revenue	14,852	41.9%	8,131	40.5%	6,721	82.7%

Gross profit	20,562	58.1%	11,927	59.5%	8,635	72.4%
Operating expenses:
General and administrative	4,299	12.1%	3,372	16.8%	927	27.5%
Sales and marketing	5,230	14.8%	3,648	18.2%	1,582	43.4%
Research and development	1,705	4.8%	1,267	6.3%	438	34.6%

Total Operating Expenses	11,234	31.7%	8,287	41.3%	2,947	35.6%

Income from operations	9,328	26.3%	3,640	18.1%	5,688	156.3%
Other income (expense):
Interest expense & finance charges	(105)	(0.3)%	(77)	(0.4)%	28	36.4%
Interest and other income	517	1.5%	58	0.3%	459	791.4%
Provision for income tax expense	3,947	11.1%	1,239	6.2%	2,708	218.6%

Net Income	$5,793	16.4%	$2,382	11.9%	$3,411	143.2%

* Percentages may not add up to 100% due to rounding.

Net Revenue

Our net revenue increased by $15.4 million, or 77%, to $35.4 million in 2007 from $20.1 million in 2006. These increases were principally due to higher sales of our PX-220 device, which resulted primarily from increased market acceptance of the device and the overall growth of the desalination market. Prices were relatively constant for our PX devices in 2007 and 2006. For the year ended December 31, 2007, the sales of PX devices accounted for approximately 94% of revenue, pump sales accounted for approximately 4%, and spare parts and service accounted for the remainder. For the year ended December 31, 2006, the sales of PX devices accounted for approximately 92% of revenue, pump sales accounted for approximately 4%, and spare parts and service accounted for the remainder.

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

	Years Ended
	December 31,
	2007	2006

Domestic net revenue	$2,125	$1,003
International net revenue	33,289	19,055

Total net revenue	$35,414	$20,058

Revenue by country:
Algeria	12%	30%
Spain	35	9
China	8	5
United Arab Emirates	2	10
Saudi Arabia	13	*
Others	30	46

Total	100%	100%

* Less than 1%.

Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, capital costs, excess and obsolete inventory expense, and manufactured components. The largest component of our cost of revenue is raw materials, principally ceramic materials, which we obtain from several suppliers. Gross profit, as a percentage of net revenue, remained relatively constant at 58.1% in 2007 as compared to 59.5% in 2006. Stock compensation expense included in cost of revenue was $117,000 in 2007 and $143,000 in 2006.

General and Administrative Expense

General and administrative expense increased by $927,000, or 28%, to $4.3 million in 2007 from $3.4 million in 2006. These increases reflected in part the increase in general and administrative employees to 13 at December 31, 2007 from eight at December 31, 2006.

As a percentage of our net revenue, general and administrative expense was 12% in 2007 and 17% in 2006. The decrease of general and administrative expense as a percentage of net revenue was attributable principally to the significant increases in our net revenue.

The primary reason for the increase in general and administrative expense was the growth in our operations that resulted in higher headcount including the recruitment of an officer, renting of additional facility space, increased travel and increased bank fees. With respect to the $927,000 increase in such expense in 2007, $513,000 related to compensation, employee-related benefits and professional services fees, $139,000 related to bank charges, $46,000 related to office supplies and equipment, $89,000 related to occupancy costs, and $324,000 related to other expense (general recruiting, patent amortization and travel), offset by $184,000 related to bad debt. Stock-based compensation expense included in general and administrative expense was $388,000 in 2007 and $428,000 in 2006.

Sales and Marketing Expense

Sales and marketing expense increased by $1.6 million, or 43%, to $5.2 million in 2007 from $3.6 million in 2006. These increases were primarily related to growth in our sales that resulted in higher headcount with sales and marketing employees increasing to 17 at December 31, 2007 from six at December 31, 2006. In addition, our sales team is compensated in part by commissions, resulting in increased sales expense as our sales levels increase.

As a percentage of our net revenue, sales and marketing expense decreased to 15% in 2007 from 18% in 2006. The decrease in 2007 was attributable principally to the significant increase in our net revenue that year, which grew at a greater rate than our sales and marketing expense.

With respect to the $1.6 million increase in sales and marketing expense in 2007, $0.7 million of such increase related to compensation and employee related benefits, $0.3 million related to consultant fees, $0.2 million related to travel and related expense, $0.2 million related to increased occupancy costs and $0.2 million related to sales and marketing efforts. Stock-based compensation expense included in sales and marketing expense was $372,000 in 2007 and $310,000 in 2006.

Research and Development Expense

Research and development expense increased by $438,000, or 35%, to $1.7 million in 2007 from $1.3 million in 2006. As a percentage of our net revenue, research and development expense decreased to 5% in 2007 from 6% in 2006.

Compensation, employee-related benefits, consulting services and depreciation of development equipment accounted for $151,000 of the $438,000 increase from 2006 to 2007. The remainder of the increase in 2007 was attributable to $173,000 in product development costs and $114,000 in travel and other expense. Stock-based compensation expense included in research and development expense was $159,000 in 2007 and $183,000 in 2006.

Other Income (Expense), Net

Other income (expense), net increased by $431,000 to $412,000 in 2007 from $(19,000) in 2006. The increase in net interest and other income from 2006 to 2007 was primarily attributable to gains on foreign currency transactions of $355,000 in 2007 and higher average cash balances, which resulted in higher interest income in 2007.

Liquidity and Capital Resources

Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services, and borrowings under our credit facility. From January 1, 2005 through December 31, 2008, we issued common stock for aggregate net proceeds of $83.3 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of December 31, 2008, our principal sources of liquidity consisted of cash and cash equivalents of $79.3 million, which are invested primarily in money market funds, and accounts receivable of $20.6 million. In July 2008, we received approximately $76.7 million of net proceeds from the IPO.

On March 27, 2008 we entered into a new credit agreement (“credit agreement”) with our existing financial institution that replaced a $2.0 million credit facility and $3.5 million revolving note. In September 2008 and December 2008, we modified the credit agreement to increase the allowable borrowings on the credit facility and to extend the credit facility term. The modified credit agreement allows borrowings of up to $12.0 million on a revolving basis at LIBOR plus 2.75%, expires on March 31, 2009 and is secured by our accounts receivable, inventories, property, equipment and other intangibles except intellectual property. We are subject to certain financial and administrative covenants under the new credit agreement. As of December 31, 2008, we were non-compliant with one financial covenant related to financial reporting. In January 2009, the lender granted a waiver for this non-compliance. There were no outstanding borrowings under the credit agreement as of December 31, 2008.

During the years ended December 31, 2008 and 2007, we provided certain customers with irrevocable standby letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements. These letters of credit were issued largely under our revolving note credit facility in 2007 and our credit agreement in 2008. The letters of credit generally terminate within 12 to 36 months, and in some cases up to 65 months from issuance. At December 31, 2008, the amounts outstanding on the letters of credit totaled approximately $8.7 million of which $8.4 million were issued under our credit agreement.

In February 2009, the Company terminated the March 2008 credit agreement. As a result, the Company transferred $9.1 million in cash to a restricted cash account as collateral for outstanding irrevocable standby letters of credit that were collateralized by the credit agreement as of the date of termination.

In January 2009, the Company entered into a new loan and security agreement with another financial institution which became effective in February 2009 and provides a total available credit line of $15.0 million. Under this new agreement, the Company is allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $14.8 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the advances and the collateral do not exceed $15.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%. The new loan and security agreement expires on December 31, 2009 and is collateralized by substantially all of the Company’s assets. The Company is subject to certain financial and administrative covenants under this new agreement.

We have unbilled receivables pertaining to customer contractual holdback provisions, whereby we invoice the final installment due under a sales contract 12 to 24 months after the product has been shipped to the customer and revenue has been recognized. Long-term unbilled receivables as of December 31, 2008 consisted of unbilled receivables from customers due more than one year subsequent to period end. The customer holdbacks represent amounts intended to provide a form of security for the customer rather than a form of long-term financing; accordingly, these receivables have not been discounted to present value. At December 31, 2008, we had $4.9 million of current unbilled receivables and $1.9 million of non-current unbilled receivables. At December 31, 2007, we had $1.7 million of current unbilled receivables and $2.5 million of non-current unbilled receivables.

On March 28, 2007, we entered into a $1.0 million equipment promissory note. The equipment promissory note bears an interest rate of cost of funds plus 2.75% and matures in September 2012. The amounts outstanding on the equipment promissory note as of December 31, 2008 and 2007 was $468,000 and $596,000, respectively. The interest rate for the equipment promissory note at December 31, 2008 and 2007 was 7.81%.

On December 1, 2005, we entered into a $222,000 fixed rate-installment note, or fixed note, with maturity date of December 15, 2010. The fixed note bears an annual interest rate of 10%. These notes are secured by our accounts receivable, inventories, property, equipment and other general intangibles except for intellectual property. The amounts outstanding on the fixed note as of December 31, 2008 and 2007 was $89,000 and $133,000, respectively. In February 2009, the Company paid the remaining balance of the fixed promissory note for a total of $83,000, including accrued interest.

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was $1.4 million and $(2.8) million for the years ended December 31, 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007, cash provided by net income of $8.7 million and $5.8 million, respectively, was adjusted to $10.1 million and $7.6 million, respectively, by non-cash items (depreciation, amortization, unrealized gains and losses on foreign exchange, stock-based compensation, provisions for doubtful accounts, warranty reserves and excess and obsolete inventory) totaling $1.4 million and $1.8 million, respectively. The net cash outflow effect from changes in assets and liabilities was $(8.7) million and $(10.4) million for the year ended December 31, 2008 and 2007, respectively. Net changes in assets and liabilities are primarily attributable to increases in inventory as a result of the growth of our business, changes in accounts receivable, unbilled receivables as a result of timing of invoices and collections for large projects, and changes in prepaid expenses and accrued liabilities as a result of the timing of payments to employees, vendors and other third parties.

Net cash provided by (used in) operating activities was $(2.8) million and $822,000 for 2007 and 2006, respectively. The $3.7 million increase in net cash used in operating activities from 2006 to 2007 was primarily attributable to increases in receivables and inventory and decreases in deferred revenue billings.

Within changes in assets and liabilities, changes in accounts and unbilled receivables used $(5.7) million in cash in 2007 compared to $(7.6) million used in 2006 due to the timing of invoices for large projects at the end of 2007, along with a 77%, or $15.4 million, increase in net sales for the year. Changes in inventory used $(2.0) million in cash in 2007 compared to $(960,000) in 2006 primarily as a result of the growth of our business. Changes in accounts payable provided $583,000 in 2007 compared to $270,000 in 2006 due to the timing of payments. Changes in accrued liabilities (including income taxes) used $(29,000) in cash in 2007 compared to provided $2.3 million in 2006, primarily due to timing of payments. Lastly, decreases in deferred revenue used ($2.9) million in cash in 2007 compared to provided $4.0 million in 2006, primarily due to an increase in revenue recognized on product deliveries previously billed in advance.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, as well as increases in our restricted cash used to collateralize our letters of credit.

Net cash provided by (used in) investing activities was $650,000 and $(2.0) million for the years ended December 31, 2008, and 2007, respectively. The increase in net cash provided by investing activities was primarily attributable to the release of restricted cash of $1.3 million in 2008 compared to an increase in restricted cash of $1.0 million in 2007. The remaining portion of the increase resulted from a reduction in property and equipment purchases of $251,000.

Net cash (used in) investing activities was $(2.0) million in 2007 and $(511,000) in 2006. $1.0 million of the increase in net cash used in investing activities from 2006 to 2007 was attributable to the increase in restricted cash balances and the balance of the increase was due largely to an increase in purchases of property and equipment in 2007 compared to 2006.

Cash Flows from Financing Activities

Net cash provided by financing activities increased $72.0 million to $77.1 million for the year ended December 31, 2008 from $5.1 million for the year ended December 31, 2007. The $72.0 million increase in cash flows from financing activities is primarily attributable to the receipt of net proceeds of $76.7 million from the sale of common stock in our IPO during the year ended December 31, 2008 versus the receipt of net proceeds of $5.0 million from a private placement of common stock and $143,000 from the exercise of warrants during the year ended December 31, 2007. Additionally, repayments of promissory notes by stockholders increased $551,000 for the year ended December 31, 2008 over 2007.

Net cash provided by financing activities was $5.1 million in 2007 and net cash used was $(530,000) in 2006. The increase in net cash provided by financing activities in 2007 from 2006 was primarily attributable to our issuance of common stock in a private placement.

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

Contractual Obligations

We lease facilities under fixed non-cancelable operating leases that expire on various dates through 2019. In the course of our normal operations, we also entered into purchase commitments with our suppliers for various key raw materials and component parts. The purchase commitments covered by these arrangements are subject to change based on our sales forecasts for future deliveries.

The following is a summary of our contractual obligations as of December 31, 2008 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Notes payable	$557	$172	$300	$85	$—
Operating lease obligations (1)	15,828	4,050	2,501	2,282	6,995
Capital lease obligations (including interest) (2)	72	43	29	—	—
Contractual purchase obligations	250	—	250	—	—

Total	$16,707	$4,265	$3,080	$2,367	$6,995

(1)	Includes $3 million for obligations related to tenant improvement costs. Estimates for such costs range from $2 million to $3 million and are expected to be realized in less than one year.

(2) Present value of net minimum capital lease payments is $64, as reflected on the balance sheet.

This table excludes agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of December 31, 2008, we believe that our exposure related to these guarantees and indemnities as of December 31, 2008 was not material.

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

For the year ended December 31, 2008, four suppliers (of which three were ceramics suppliers) represented approximately 72% of our total purchases. For the years ended 2007 and 2006, three suppliers (of which two were ceramics suppliers) represented approximately 66% and 71%, respectively, of our total purchases. As of December 31, 2008 and 2007, approximately 68% and 60%, respectively, of our accounts payable were due to these suppliers.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, or FSP 157-1, and FSP 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of 2008. The adoption of SFAS 157 for financial assets and financial liabilities in the three months ended March 31, 2008 did not have a significant impact on our consolidated financial statements. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 is effective for us beginning in the first quarter of 2008. The adoption of SFAS 159 did not have an impact on our consolidated financial statements.

In December 2007, the SEC issued SAB 110 to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS 123R. SAB 110 is effective for us beginning in the first quarter of 2008. As of December 31, 2007, we did not use the simplified method and the adoption of SAB 107, as amended by SAB 110, did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or FAS 141(R). FAS 141(R) will change how business acquisitions are accounted for. FAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS 141(R) is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (FAS 161). FAS 161 requires us to provide greater transparency about how and why we use derivative instruments, how the instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), and how the instruments and related hedged items affect our financial position, results of operations, and cash flows. FAS 161 became effective for us on January 1, 2009. We do not expect the adoption of FAS 161 to have an effect on our consolidated financial statements.

In April 2008, the FASB has issued FASB Staff Position 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under

FASB Statement No. 142, Goodwill and Other Intangible Asset. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of FSP 142-3 to have an effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Risk

Currently, the majority of our revenue contracts have been denominated in United States dollars. In some circumstances, we have priced certain international sales in Euros and to a much lesser degree in Maltese Liras. The amount of revenue transactions denominated in Euros amounted to approximately $7.1 million, $10.0 million and zero in 2008, 2007 and 2006, respectively. In 2006, $1.0 million of our revenue was denominated in Maltese Liras. There were no revenue contracts denominated in Maltese Liras in either 2008 or 2007. We experienced a net foreign currency gain (loss) of approximately a $220,000, $351,000 and $(4,000) related to our revenue contracts for the years ended December 31, 2008, 2007 and 2006, respectively.

As we expand our international sales, we expect that a portion of our revenue could continue to be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates. Our international sales and marketing operations incur expense that is denominated in foreign currencies. This expense could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the United States dollar versus the Euro. Changes in currency exchange rates could adversely affect our consolidated operating results or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. We have not hedged our exposure to changes in foreign currency exchange rates because expenses in foreign currencies have been insignificant to date, and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Risk

We had cash and cash equivalents totaling $79.3 million, $240,000 and $42,000 at December 31, 2008, 2007 and 2006, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income.

Concentration of Credit Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from disruptions caused by recent financial market conditions. Currently, our cash and cash equivalents are primarily deposited in a money market fund backed by U.S. Treasury securities; however, substantially all of our cash and cash equivalents are in excess of federally insured limits at a very limited number of financial institutions. This represents a high concentration of credit risk.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Energy Recovery, Inc.

We have audited the accompanying consolidated balance sheets of Energy Recovery, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule (“schedule”) listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Recovery, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
San Jose, California
March 26, 2009

ENERGY RECOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$79,287	$240
Restricted cash	246	366
Accounts receivable, net of allowance for doubtful accounts of $59 and $121 at December 31, 2008 and 2007, respectively	20,615	13,772
Unbilled receivables, current	4,948	1,733
Notes receivable from stockholders	—	20
Inventories	8,493	4,791
Deferred tax assets, net	1,755	1,052
Prepaid expenses and other current assets	984	369

Total current assets	116,328	22,343
Unbilled receivables, non-current	1,929	2,457
Restricted cash, non-current	19	1,221
Property and equipment, net	1,845	1,671
Intangible assets, net	321	345
Deferred tax assets, non-current, net	119	148
Other assets, non-current	51	42

Total assets	$120,612	$28,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,270	$1,697
Accrued expenses and other current liabilities	4,787	1,868
Liability for early exercise of stock options	—	20
Income taxes payable	1,657	1,154
Accrued warranty reserve	270	868
Deferred revenue	4,000	1,729
Current portion of long-term debt	172	172
Current portion of capital lease obligations	37	38

Total current liabilities	13,193	7,546
Long-term debt	385	557
Capital lease obligations, non-current	27	63
Other non-current liabilities	8	—

Total liabilities	13,613	8,166

Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 50,015,718 and 39,777,446 shares issued and outstanding at December 31, 2008 and 2007, respectively	50	40
Additional paid-in capital	98,527	20,762
Notes receivable from stockholders	(296)	(835)
Accumulated other comprehensive loss	(44)	(5)
Retained earnings	8,762	99

Total stockholders’ equity	106,999	20,061

Total liabilities and stockholders’ equity	$120,612	$28,227

See accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended
	December 31,
	2008	2007	2006

Net revenue	$52,119	$35,414	$20,058
Cost of revenue	18,933	14,852	8,131

Gross profit	33,186	20,562	11,927
Operating expenses:
General and administrative	11,321	4,299	3,372
Sales and marketing	6,549	5,230	3,648
Research and development	2,415	1,705	1,267

Total operating expenses	20,285	11,234	8,287

Income from operations	12,901	9,328	3,640
Other income (expense):
Interest expense	(79)	(105)	(77)
Interest and other income	873	517	58

Income before provision for income taxes	13,695	9,740	3,621
Provision for income taxes	5,032	3,947	1,239

Net Income	$8,663	$5,793	$2,382

Earnings per share:
Basic	$0.19	$0.15	$0.06
Diluted	$0.18	$0.14	$0.06
Number of shares used in per share calculations:
Basic	44,848	39,060	38,018

Diluted	47,392	41,433	40,244

See accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2008, 2007 and 2006
(in thousands)

				Notes	Accumulated	Retained
			Additional	Receivable	Other	Earnings	Total
	Common Stock		Paid-in	from	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Income	Deficit)	Equity

Balance at December 31, 2005	37,769	$38	$13,313	$(573)	$—	$(8,076)	$4,702
Net income	—	—	—	—	—	2,382	2,382

Comprehensive income	—	—	—	—	—	—	2,382

Issuance of common stock	453	—	142	(137)	—	—	5
Interest on notes receivable from stockholders	—	—	—	(31)	—	—	(31)
Repayment of notes receivable from stockholders	—	—	—	5		—	5
Employee stock-based compensation	—	—	1,061	—	—	—	1,061
Non-employee stock-based compensation	—	—	3	—	—	—	3

Balance at December 31, 2006	38,222	38	14,519	(736)	—	(5,694)	8,127
Net income	—	—	—	—	—	5,793	5,793
Foreign currency translation adjustments	—	—	—	—	(5)	—	(5)

Comprehensive income	—	—	—	—	—	—	5,788

Issuance of common stock	1,555	2	5,207	(91)	—	—	5,118
Interest on notes receivable from stockholders	—	—	—	(31)	—	—	(31)
Repayment of notes receivable from stockholders	—	—	—	23	—	—	23
Employee stock-based compensation	—	—	1,008			—	1,008
Non-employee stock-based compensation	—	—	28	—	—	—	28

Balance at December 31, 2007	39,777	40	20,762	(835)	(5)	99	20,061
Net income	—	—	—	—	—	8,663	8,663
Foreign currency translation adjustments	—	—	—	—	(39)	—	(39)

Comprehensive income	—	—	—	—	—	—	8,624

Issuance of common stock	10,238	10	76,717	(20)	—	—	76,707
Interest on notes receivable from stockholders	—	—	—	(15)	—	—	(15)
Repayment of notes receivable from stockholders	—	—	—	574	—	—	574
Stock option income tax benefit	—	—	14	—	—	—	14
Employee stock-based compensation	1	—	936	—	—	—	936
Non-employee stock-based compensation	—	—	98	—	—	—	98

Balance at December 31, 2008	50,016	$50	$98,527	$(296)	$(44)	$8,762	$106,999

See accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2008	2007	2006

Cash Flows From Operating Activities
Net income	$8,663	$5,793	$2,382
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	522	323	231
Impairment of intangible assets	—	31	—
Interest accrued on notes receivables from stockholders	(15)	(31)	(31)
Stock-based compensation	1,034	1, 036	1,064
Loss (gain) on foreign currency transactions	373	(351)	4
Provision for doubtful accounts	7	(105)	80
Provision for warranty claims	(495)	850	61
Provision for excess or obsolete inventory	26	47	30
Changes in operating assets and liabilities:
Accounts receivable	(7,622)	(3,554)	(5,911)
Unbilled receivables	(2,687)	(2,189)	(1,719)
Inventories	(3,728)	(1,950)	(960)
Deferred tax assets, net	(674)	(341)	(859)
Prepaid and other assets	(624)	(49)	(135)
Accounts payable	573	583	270
Accrued expenses and other liabilities	3,223	214	1,002
Income taxes payable	517	(243)	1,334
Deferred revenue	2,271	(2,893)	3,979

Net cash provided by (used in) operating activities	1,364	(2,829)	822

Cash Flows From Investing Activities
Capital expenditures	(667)	(918)	(328)
Restricted cash	1,322	(1,043)	(109)
Other	(5)	(84)	(74)

Net cash provided by (used in) investing activities	650	(2,045)	(511)

Cash Flows From Financing Activities
Proceeds from long-term debt	—	639	118
Repayment of long-term debt	(172)	(98)	(164)
Repayment of revolving note, net	—	(438)	(563)
Repayment of capital lease obligation	(37)	(38)	(60)
Net proceeds from issuance of common stock (see Note 9)	76,707	5,118	5
Repayment of notes receivable from stockholders	574	23	5
Other short term financing activities	—	(129)	129

Net cash provided by (used in) financing activities	77,072	5,077	(530)

Effect of exchange rate differences on cash and cash equivalents	(39)	(5)	—

Net change in cash and cash equivalents	79,047	198	(219)
Cash and cash equivalents, beginning of period	240	42	261

Cash and cash equivalents, end of period	$79,287	$240	$42

Supplemental disclosure of cash flow information
Cash paid for interest	$75	$97	$78

Cash paid for income taxes	$5,144	$4,555	$764

Supplemental disclosure of non-cash transactions
Issuance of common stock in exchange for notes receivable from stockholders	$20	$91	$137

Equipment purchased under capital leases	$—	$—	$42

See accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Energy Recovery, Inc. (“the Company” or “ERI”) was established in 1992, and is a leading global developer and manufacturer of highly efficient energy recovery devices utilized in the water desalination industry. The Company operates primarily in the sea water reverse osmosis (“SWRO”) segment of the industry, which uses pressure to drive sea water through filtering membranes to produce fresh water. The Company’s primary energy recovery device is the PX Pressure Exchanger® (“PX device”), which helps optimize the energy intensive SWRO process by reducing energy consumption. Products are manufactured in the United States of America (“U.S.”) at ERI’s headquarters located in San Leandro, California, and shipped from this location to specified customer locations worldwide. The Company has direct sales offices and technical support centers in Madrid, Dubai, Shanghai and Fort Lauderdale and the research and development center is located in San Leandro, California.

The Company was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001. The Company incorporated its wholly owned subsidiaries, Osmotic Power, Inc., Energy Recovery, Inc. International and Energy Recovery Iberia, S.L., in September 2005, July 2006 and September 2006, respectively.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its foreign wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period balances have been reclassified to conform to the current period presentation. Specifically, we reclassified $923,000 of contra accounts receivable and $318,000 of customer deposits to deferred revenue as of December 31, 2007, related to advance payments. The Company believes that reclassifying these amounts presents a more useful representation of accounts receivable, unearned revenue and deferred liabilities.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s most significant estimates and judgments involve the determination of revenue recognition, allowance for doubtful accounts, allowance for product warranty, valuation of the Company’s stock and stock-based compensation, reserve for excess and obsolete inventory, deferred taxes and valuation allowances on deferred tax assets. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Our cash and cash equivalents are maintained in demand deposit accounts with large financial institutions and invested in institutional money market funds. The Company frequently monitors the creditworthiness of the financial institutions and institutional money market funds in which it invests its surplus funds. The Company has not experienced any credit losses from its cash investments.

Restricted Cash

The Company has irrevocable standby letters of credit with two financial institutions securing performance and warranty commitments under contracts with customers and lessors. These standby letters of credit

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are collateralized by either a line of credit (see Note 4) or restricted cash. At December 31, 2008 and 2007, the amount of irrevocable standby letters of credit collateralized by restricted cash was $265,000 and $1,587,000, respectively. The company has deposited a corresponding amount into money market accounts and certificates of deposit.

Allowances of Doubtful Accounts

The Company records a provision for doubtful accounts based on its historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, the Company’s management considers, among other factors, (1) the aging of the accounts receivable, (2) the Company’s historical write-offs, (3) the credit worthiness of each customer and (4) general economic conditions.

Inventories

Inventories are stated at the lower of cost (using the weighted average cost method) or market. The Company calculates inventory reserves for excess and obsolete inventories based on current inventory levels, expected useful life and estimated future demand of the products and spare parts. Cost of inventory is determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. A portion of equipment for the Company’s manufacturing facility is acquired under capital lease obligations. These assets are amortized over periods consistent with depreciation of owned assets of similar types, generally five years. Lease improvements represent the remodeling expenses for the leased office space and are depreciated over the shorter of either the estimated useful lives or the term of the lease using the straight-line method. Software purchased for internal use consists primarily of amounts paid for perpetual licenses to third party software providers and are depreciated over the estimated useful lives, generally three to five years.

SFAS No. 143, Accounting for Asset Retirement Obligations and Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, requires the recognition of a liability for the fair value of a legally required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. Management reviewed the Company’s facility lease and concluded that the cost, if any of potential physical reinstatement obligations is not reasonably determinable, and as such, no asset retirement obligation was recorded in the financial statements for the years presented.

Maintenance and repairs are charged directly to expense as incurred, whereas improvements and renewals are generally capitalized in their respective property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized in the results of operations.

Intangible Assets

Intangible assets represent patents owned by the Company and are recorded at cost (i.e., the cost of obtaining the patent) and are amortized on a straight-line basis over their expected useful life of 16 to 20 years.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets, including property and equipment and intangibles, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates its long-lived assets for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. During 2007, the Company determined that a patent was impaired as a result of the development of a new patent which effectively superseded and replaced an existing patent; accordingly, the Company recorded an impairment reserve of $31,000 for the year ended December 31, 2007, and this amount was included in research and development expense in the consolidated statement of income. No impairment expense was recorded for the years ended December 31, 2008 and 2006.

Revenue Recognition

The Company recognizes revenue in accordance with U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”). The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title occurs, fixed pricing is determinable and collection is reasonably assured. Transfer of title typically occurs upon shipment of the equipment pursuant to a written purchase order or contract. The portion of the sales agreement related to the field services and training for commissioning of a desalination plant is deferred per guidance of Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, by applying the residual value method. Under this method, revenue allocated to undelivered elements is based on vendor objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to the delivered elements, assuming that the delivered elements have stand-alone value. Vendor objective evidence of fair value for such undelivered elements is based upon the price the Company charges for such product or service when it is sold separately. The Company may modify its pricing in the future, which could result in changes to our vendor objective evidence of fair value for such undelivered elements. The services element of the Company’s contracts represents an incidental portion of the total contract price.

Under the Company’s revenue recognition policy, evidence of an arrangement has been met when it has an executed purchase order or a stand-alone contract. Typically, smaller projects utilize purchase orders that conform to standard terms and conditions that require the customer to remit payment generally within 30 to 90 days from product delivery. In some cases, if credit worthiness cannot be determined, prepayment is required from the smaller customers.

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

The specified product performance criteria for the Company’s PX device generally pertains to the ability of the Company’s product to meet its published performance specifications and warranty provisions, which the Company’s products have demonstrated on a consistent basis. This factor, combined with the Company’s historical performance metrics measured over the past 10 years, provides management with a reasonable basis to conclude that its PX device will perform satisfactorily upon commissioning of the plant. To ensure this

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

successful product performance, the Company provides service, consisting principally of supervision of customer personnel, and training to the customers during the commissioning of the plant. The installation of the PX device is relatively simple, requires no customization and is performed by the customer under the supervision of Company personnel. The Company defers the value of the service and training component of the contract and recognizes such revenue as services are rendered. Based on these factors, management has concluded that delivery and performance have been completed when the product has been delivered (title transfers) to the customer.

The Company performs an evaluation of credit worthiness on an individual contract basis, to assess whether collectability is reasonably assured. As part of this evaluation, management considers many factors about the individual customer, including the underlying financial strength of the customer and/or partnership consortium and management’s prior history or industry specific knowledge about the customer and its supplier relationships. To date, the Company has been able to conclude that collectability was reasonably assured on its sales contracts at the time the product was delivered and title has transferred; however, to the extent that management concludes that it is unable to determine that collectability is reasonably assured at the time of product delivery, the Company will defer all or a portion of the contract amount based on the specific facts and circumstances of the contract and the customer.

Under the stand-alone contracts, the usual payment arrangements are summarized as follows:

•	an advance payment, typically 10% to 20% of the total contract amount, is due upon execution of the contract;

•	a payment upon delivery of the product, typically in the range of 50% to 70% of the total contract amount, is due on average between 90 and 150 days from product delivery, and in some cases up to 180 days; and

•	a retention payment, typically in the range of 10% to 20%, and in some cases up to 30%, of the total contract amount is due subsequent to product delivery as described further below.

Under the terms of the retention payment component, the Company is generally required to issue to the customer a product performance guarantee that takes the form of an irrevocable standby letter of credit, which is issued to the customer approximately 12 to 24 months after the product delivery date. The letter of credit is either collateralized by restricted cash on deposit with the Company’s financial institution (see Restricted Cash under Summary of Significant Accounting Policies) or funds available through a credit facility (see Note 4). The letter of credit remains in place for the performance period as specified in the contract, which is generally 12 to 36 months and, in some cases, up to 65 months from issuance. The performance period generally runs concurrent with the Company’s standard product warranty period. Once the letter of credit has been put in place, the Company invoices the customer for this final retention payment under the sales contract. During the time between the product delivery and the issuance of the letter of credit, the amount of the final retention payment is classified on the balance sheet as an unbilled receivable, of which a portion may be classified as long term to the extent that the billable period extends beyond one year. Once the letter of credit is issued, the Company invoices the customer and reclassifies the retention amount from unbilled receivable to accounts receivable where it remains until payment, typically 90 to 150 days after invoicing, and in some cases up to 180 days. (See Note 3 — Balance Sheet Information: Unbilled Receivables).

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

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sells its product to resellers and engineering and construction firms which are not subject to sales tax. Accordingly, the adoption of EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation), does not have an impact on the Company’s consolidated financial statements.

Warranty Costs

The Company sells products with a limited warranty for a period ranging from one to five years. The Company accrues for warranty costs based on estimated product failure rates, historical activity and expectations of future costs. The Company periodically evaluates and adjusts the warranty costs to the extent actual warranty costs vary from the original estimates.

The Company may offer extended warranties on an exception basis and these are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts for Sales of Extended Warranties.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), issued by FASB. SFAS 109 requires an entity to recognize deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided if, based upon the available evidence, management believes it is more likely than not that some or all of the deferred assets will not be realized or the use of prior years’ net operating losses may be limited.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. Measurement under FIN 48 is based on judgment regarding the largest amount that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. The total amount of unrecognized tax benefits as of the date of adoption was immaterial. As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of its income taxes. The amounts of interest and penalty recognized in the statement of income and statement of financial position for the years ended December 31, 2008 and 2007 were insignificant.

The Company’s operations are subject to income and transaction taxes in the U.S. and in foreign jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation — Employees

Prior to January 1, 2006, the Company accounted for stock-based compensation to employees and members of the Company’s board of directors under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, compensation expense for stock-based payment awards is based on the difference, if any, on the date of the grant, between the value of the Company’s stock and the exercise price and is recognized over the vesting period of the awards. Accordingly, prior to January 1, 2006, no stock-based compensation expense was recognized in the Company’s statements of income for stock options granted to employees and directors that had an exercise price equal to the value of the Company’s stock on the date of grant. The Company also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and used the minimum value method for pro-forma disclosures based on the disclosure provisions that was available for non — public companies.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense in the statement of income for all awards made to employees and members of the Company’s board of directors using estimated fair values.

Under the provisions of SFAS 123R, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period, generally the vesting period of the awards. Under SFAS 123R, non-public companies that used the minimum value method under disclosure provisions of SFAS 148 shall apply the provisions of SFAS 123R prospectively to new and/or modified awards at the adoption date, and shall continue to account for any portion of awards outstanding at the adoption date, using the accounting principles originally applied to those awards. Accordingly, for awards granted prior to January 1, 2006 for which the requisite service period had not been performed as of December 31, 2005, the Company continued to recognize compensation expense on the remaining unvested awards under the intrinsic-value method of APB 25. In accordance with the requirements of SFAS 123R for non-public companies, the Company has not provided pro-forma disclosures for the year ended December 31, 2005 since the Company used the minimum value method for pro-forma disclosures for awards granted prior to January 1, 2006. For all awards granted or modified after December 31, 2005, the Company began recognizing compensation expense of the fair value, less expected forfeitures, on a straight-line basis over the vesting period.

To determine the inputs for the Black-Scholes options pricing model, the Company is required to develop several assumptions, which are highly subjective. These assumptions include:

•	the length of its options’ lives, which is based on anticipated future exercises;

•	its common stock’s volatility;

•	the number of shares of common stock pursuant to which options which will ultimately be forfeited;

•	the risk-free rate of return; and

•	future dividends.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes options pricing model, based on the following assumptions:

	Years Ended December 31,
	2008	2007	2006

Expected term	5 years	5 years	5 years
Expected volatility	48%	50%	50%
Risk-free interest rate	1.55 - 3.41%	3.41 - 4.92%	4.45 - 5.10%
Dividend yield	0%	0%	0%

Expected Term. Under the Company’s option plans, the expected term of options granted is determined using the weighted average period during which the stock options are expected to remain outstanding and is based on the options vesting term, contractual terms and disclosure information from similar publicly traded companies to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Expected Volatility. Since the Company is a newly public entity with limited historical data regarding the volatility of its common stock price, the expected volatility used is based on volatility of a representative industry peer group. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

Risk-Free Interest Rate. The risk-free rate is based on U.S. Treasury issues with remaining terms similar to the expected term on the options.

Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures. SFAS No. 123R also requires the Company to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The absence of an active market for its common stock prior to July 2008 required management and the board of directors to estimate the fair value of its common stock for purposes of granting options and for determining stock-based compensation expense for options granted prior to July 2008. In response to these requirements, management and the board of directors estimated the fair market value common stock based on factors such as the price of the most recent common stock sales to investors, the valuations of comparable companies, the status of the Company’s development and sales efforts, its cash and working capital amounts, revenue growth, and additional objective and subjective factors relating to its business on an annual basis.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation expense related to awards granted and or modified to employees was allocated as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Cost of revenue	$103	$117	$143
General and administrative	419	383	425
Sales and marketing	274	349	310
Research and development	140	159	183

	$936	$1,008	$1,061

To calculate the excess tax benefits available as of the date of adoption for use in offsetting future tax shortfalls, the Company elected the “short-form” method in accordance with FASB Staff Position FAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

Stock-Based Compensation — Non-Employees

The Company accounts for awards granted to non-employees other than members of the Company’s board of directors in accordance with SFAS 123 and the EITF Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”), which require such awards to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying awards vest. The Company amortizes compensation expense related to non-employee awards in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The fair value of stock options issued to consultants was calculated using the Black-Scholes options pricing model, based on the following assumptions:

	Years Ended December 31,
	2008	2007	2006

Expected term	1-10 years	1-10 years	10 years
Expected volatility	48%	50%	50%
Risk-free interest rate	1.55% - 2.46%	3.45% - 4.92%	4.70%
Dividend yield	0%	0%	0%

Stock-based compensation expense related to awards granted and/or modified to non-employees was allocated as follows (in thousands):

	Years Ended
	December 31,
	2008	2007	2006

General and administrative	$93	$5	$3
Sales and marketing	5	23	—

	$98	$28	$3

Foreign Currency

The Company’s reporting currency is the U.S. dollar, while the functional currencies of the Company’s foreign subsidiaries are their respective local currencies. The asset and liability accounts of the Company’s foreign

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries are translated from their local currencies at the rates in effect at the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated and reported as a component of stockholders’ equity. Foreign currency transaction gains and losses which result from transactions with customers that are denominated in a currency other than the entity’s functional currency are recorded in other income and expense in the consolidated statements of income.

Advertising Expense

Advertising expense is charged to operations in the year in which it is incurred. Total advertising expense amounted to $103,000, $118,000, and $68,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to display comprehensive income and its components as part of the Company’s full set of consolidated financial statements. Comprehensive income is composed of net income and other comprehensive income, including foreign currency translation adjustments.

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents and restricted cash are reasonable estimates of their fair value because of the short maturity of these items.

The carrying amount of long-term debt reasonably approximates its fair value as the majority of the borrowings are at interest rates that fluctuate with current market conditions.

The Company has determined that it is not practicable to estimate the fair value of its non-current unbilled receivables as there is no ready market for such instruments. See Note 3 — Balance Sheet Information: Unbilled Receivables for additional information.

Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share, the following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended
	December 31,
	2008	2007	2006

Numerator:
Net income	$8,663	$5,793	$2,382

Denominator:
Weighted average common shares outstanding	44,848	39,060	38,018
Effect of dilutive securities:
Nonvested shares	5	4	—
Stock options	635	438	318
Warrants	1,904	1,931	1,908

Total shares for purpose of calculating diluted net income per share	47,392	41,433	40,244

Earnings per share:
Basic	$0.19	$0.15	$0.06

Diluted	$0.18	$0.14	$0.06

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following potential common shares were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive (in thousands):

	Years Ended
	December 31,
	2008	2007	2006

Nonvested shares	—	78	481
Stock options	669	283	38

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the first quarter of 2008. The adoption of SFAS 157 for financial assets and financial liabilities in the first quarter of 2008 did not have a significant impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 is effective for the Company beginning in the first quarter of 2008. The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the SEC issued SAB 110 to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS 123R. SAB 110 is effective for the Company beginning in the first quarter of 2008. As of December 31, 2007, the Company did not use the simplified method and the adoption of SAB 107, as amended by SAB 110, did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will change how business acquisitions are accounted for. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141(R) is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires the Company to provide greater transparency about how and why it uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and how the instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. SFAS 161 became effective on January 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB has issued FASB Staff Position 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Asset. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3.	Balance Sheet Information

Accounts Receivable:

Accounts receivable consisted of the following (in thousands):

	December 31,
	2008	2007

Accounts receivable	$20,674	$13,893
Less: allowance for doubtful accounts	(59)	(121)

	$20,615	$13,772

Unbilled Receivables

The Company has unbilled receivables pertaining to customer contractual holdback provisions, whereby the Company invoices the final retention payment(s) due under its sales contracts in periods generally ranging from 12 to 24 months after the product has been shipped to the customer and revenue has been recognized.

Long-term unbilled receivables as of December 31, 2008 and 2007 consisted of unbilled receivables from customers due more than one year subsequent to period end. The customer holdbacks represent amounts intended to provide a form of security for the customer rather than a form of long-term financing; accordingly, these receivables have not been discounted to present value. At December 31, 2008, the expected payment schedule for these accounts was as follows (in thousands):

December 31,
2008

2009	$—
2010	1,929

$1,929

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2008	2007

Raw materials	$2,894	$3,450
Work in process	139	102
Finished goods	5,460	1,239

	$8,493	$4,791

Excess and obsolete reserves included in inventory at December 31, 2008 and 2007 were $128,000 and $102,000, respectively.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007

Machinery and equipment	$2,434	$2,209
Office equipment, furniture, and fixtures	772	368
Automobiles	22	22
Software	208	166
Leasehold improvements	466	301
Construction in progress	—	169

	3,902	3,235
Less: accumulated depreciation and amortization	(2,057)	(1,564)

	$1,845	$1,671

Depreciation and amortization expense was approximately $493,000, $304,000, and $212,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Included in these amounts was depreciation expense related to equipment under capital leases of approximately $35,000, $37,000, and $39,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,
	2008	2007

Patents at cost	$578	$573
Less: accumulated amortization	(226)	(197)
Less: impairment reserve	(31)	(31)

Net carrying amount	$321	$345

Amortization of intangibles was approximately $29,000, $19,000 and $19,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future estimated amortization expense on intangible assets is as follows (in thousands):

December 31, 2008

2009	$25
2010	25
2011	25
2012	25
2013	25
Thereafter	196

$321

The weighted average remaining life at December 31, 2008 and December 31, 2007 was 13.6 and 14.6 years, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2008	2007

Accrued payroll and commission expenses	$2,929	$1,014
Accrued collaboration fees	916	—
Inventory in transit	251	393
Professional fees	193	180
Other accrued expenses and current liabilities	498	281

	$4,787	$1,868

Note 4.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2008	2007

Promissory notes payable	$557	$729
Less: current portion	(172)	(172)

Long-term debt	$385	$557

Future minimum principal payments due under long-term debt arrangements consist of the following (in thousands):

December 31,
2008

2009	$172
2010	172
2011	128
2012	85

$557

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Notes Payable and Promissory Note Payable

On December 1, 2005, the Company entered into an agreement with a financial institution for a $2.0 million revolving note (“revolving note”) and a $222,000 fixed rate-installment note (“fixed promissory note”) with maturity dates of December 1, 2006, subsequently extended to March 1, 2007 and December 15, 2010, respectively. The revolving note bears interest at a base rate or LIBOR-based rate as elected by the Company. The interest rate was amended on April 26, 2006 to modify the definition of base rate and increase the rate to base rate plus 1% or LIBOR plus 2.5%. The fixed promissory note bears an annual interest rate of 10%. These notes are secured by the Company’s accounts receivable, inventories, property, equipment and other general intangibles except for intellectual property.

On April 26, 2006, the Company entered into a loan and security agreement (“loan and security agreement”) with the financial institution for an additional $2.0 million credit facility (“credit facility”) with a maturity date of December 1, 2006, subsequently extended to March 1, 2007. The credit facility advances bear interest rates of base rate plus 1% or LIBOR plus 2.5%. The credit facility is secured by the Company’s cash and cash equivalents, accounts receivable, inventory, property and other general intangibles except for intellectual property.

On December 7, 2006, the revolving note was amended to increase the face amount of the note to $3.5 million.

On March 1, 2007, the Company renewed the revolving note and the loan and security agreement (“the first modification”) to a maturity date of March 31, 2008. Additional amended terms under the first modification were an interest rate change to base rate or LIBOR plus 2.5%, limitation of advances to a borrowing base, and various reporting requirements and satisfaction of certain financial ratios and covenants by the Company.

On March 28, 2007, the Company modified the loan and security agreement (“the second modification”) to add a $1.0 million equipment promissory note (“equipment promissory note”). The equipment promissory note bears an interest rate of cost of funds plus 2.75% and matures September 30, 2012. Additional amended terms under the second modification were changes to the financial ratios and covenants that were to be maintained by the Company.

As of December 31, 2008 and 2007 there were no borrowings under the revolving note and the credit facility. The amounts outstanding on the fixed promissory note and the equipment promissory note were $89,000 and $468,000, respectively, at December 31, 2008 and $133,000 and $596,000, respectively, at December 31, 2007. The interest rate for the equipment promissory note at December 31, 2008 and 2007 was 7.81%. The Company was in compliance with all covenants under the loan and security agreement. In February 2009, the Company paid the remaining balance of the fixed promissory note for a total of $83,000, including accrued interest.

On March 27, 2008 the Company entered into a new credit agreement (“credit agreement”) with its existing financial institution that replaces the $2.0 million credit facility and the $3.5 million revolving note. The new credit agreement, as amended in September 2008 and December 2008, allows borrowings of up to $12.0 million on a revolving basis at LIBOR plus 2.75% and expires on March 31, 2009. The credit agreement is secured by the Company’s accounts receivable, inventories, property, equipment and other intangibles except intellectual property. The Company is subject to certain financial and administrative covenants under the new credit agreement. As of December 31, 2008, the Company was non-compliant with certain financial reporting covenants under this credit agreement. Subsequent to December 31, 2008, the lender granted a waiver for this non-compliance.

During the periods presented, the Company provided certain customers with irrevocable standby letters of credit to secure its obligations for the delivery of products, performance guarantees and warranty commitments in accordance with sales arrangements. These letters of credit were issued under the Company’s revolving note

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit facility up to March 2008 and under the Company’s credit agreement beginning in March 2008. The letters of credit generally terminate within 12 to 36 months but, in some instances, up to 65 months from issuance. At December 31, 2008 and December 31, 2007, the amounts outstanding on these letters of credit totaled approximately $8.4 million and $2.2 million, respectively.

In February 2009, the Company terminated the March 2008 credit agreement. As a result, the Company transferred $9.1 million in cash to a restricted cash account as collateral for outstanding irrevocable standby letters of credit that were collateralized by the credit agreement as of the date of termination.

In January 2009, the Company entered into a new loan and security agreement with another financial institution which became effective in February 2009 and provides a total available credit line of $15.0 million. Under this new agreement, the Company is allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $14.8 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the advances and the collateral do not exceed $15.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%. The new loan and security agreement expires on December 31, 2009 and is collateralized by substantially all of the Company’s assets. The Company is subject to certain financial and administrative covenants under this new agreement.

Note 5.	Capital Leases

The Company leases certain equipment under agreements classified as capital leases. The terms of the lease agreements generally range up to five years. Costs and accumulated depreciation of equipment under capital leases were $175,000 and $115,000 as of December 31, 2008, respectively. As of December 31, 2007, costs and accumulated depreciation of equipment under capital leases were $175,000 and $80,000, respectively.

Future minimum payments under capital leases consist of the following (in thousands):

December 31,
2008

2009	$43
2010	29

Total future minimum lease payments	72
Less: amount representing interest	(8)

Present value of net minimum capital lease payments	64
Less: current portion	(37)

Long-term portion	$27

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.	Income Taxes

The components of the provision for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006

Current tax expense:
Federal	$4,817	$3,466	$1,654
State	803	806	442
Foreign	86	16	2

	$5,706	$4,288	$2,098

Deferred tax benefit:
Federal	(612)	(327)	(775)
State	(62)	(14)	(84)

	$(674)	$(341)	$(859)

Total provision for income taxes	$5,032	$3,947	$1,239

A reconciliation of income taxes computed at the statutory federal income tax rate to the provision for income taxes included in the accompanying statements of income is as follows (in thousands, except percentages):

	Years Ended December 31,
	2008	2007	2006

U.S. federal taxes at statutory rate	35%	35%	34%
State income taxes, net of federal benefit	3	5	5
Stock-based compensation	2	3	11
Valuation allowance	—	—	(13)
Extraterritorial income exclusion	—	—	(3)
Other	(3)	(1)	(1)

Effective tax rate	37%	42%	33%

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2008	2007

Deferred tax assets:
Net operating loss carry forwards	$206	$220
Accruals and reserves	1,941	1,210

Net deferred tax assets	$2,147	$1,430

Deferred tax liabilities:
Depreciation on property and equipment	$(207)	$(90)
Unrecognized gain on translation of foreign currency receivables	(7)	(140)
§481(a) Adjustment - Unicap	(59)	—

Total deferred tax liabilities	$(273)	$(230)

Net deferred tax assets	$1,874	$1,200

As reported on the balance sheet:
Current assets, net	$1,755	$1,052
Non-current assets, net	119	148

Net deferred tax assets	$1,874	$1,200

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers, among other things, projected future taxable income in making this assessment. Based upon the projections for future taxable income over the periods in which the deferred tax items are recognizable for tax reporting purposes, management has determined it is more likely than not that the Company will realize the benefits of these differences at December 31, 2008 and 2007.

At December 31, 2008 and 2007, the Company had net operating loss carry-forwards of approximately $546,000 and $588,000, respectively, for federal and $252,000 for California. The net operating loss carry-forwards, if not utilized, will expire in 2021 for federal and 2015 for California purposes. Utilization of the net operating loss carry-forwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation will result in the expiration of the net operating loss carry-forwards before utilization. Management has estimated the amount which may ultimately be realized and recorded deferred tax assets accordingly.

The Company adopted the provisions of FIN 48 on January 1, 2007. Measurement under FIN 48 is based on judgment regarding the largest amount that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. The total amount of unrecognized tax benefits as of the date of adoption was immaterial. As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits, and there were no unrecognized income tax benefits during the tax year ended December 31, 2008.

The Company adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of its income taxes. The amounts of interest and penalty recognized in the statements of income and statements of financial position for the years ended December 31, 2008 and 2007 were insignificant.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years from 1995 to 2008 remain open in various taxing jurisdictions.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Commitments and Contingencies

Lease Obligations

The Company leases facilities under fixed non-cancelable operating leases that expire on various dates through July 2019. Future minimum lease payments consist of the following (in thousands):

December 31,
2008

2009	$1,050
2010	1,342
2011	1,159
2012	1,127
2013	1,155
Thereafter	6,995

$12,828

Total rent and lease expense $651,000, $462,000, and $287,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company is obligated under an operating lease to pay for certain tenant improvement costs in excess of a construction allowance. The Company believes that a reasonable estimate of its obligation under this agreement ranges from $2 million to $3 million and expects to incur the costs in 2009.

Warranty

Changes in the Company’s accrued warranty reserve and the expenses incurred under its warranties were as follows (in thousands):

	Years Ended
	December 31,
	2008	2007

Balance, beginning of period	$868	$85
Warranty costs charged to cost of revenue, including extended warranty costs	193	850
Utilization of warranty	(103)	(67)
Reduction of extended warranty reserve	(688)	—

Balance, end of period	$270	$868

Warranty costs during 2007 included costs attributable to estimated service costs under extended service contracts. During 2008, the Company reduced the accrued warranty reserve by $688,000 to reflect the cancellation of an extended product warranty contract and the related elimination of the estimated warranty liability.

Purchase Obligations

In 2008, the Company entered into a supply agreement with a vendor. Under this agreement, the Company is obligated to pay a fee of up to $250,000 if the Company does not meet minimum purchase requirements by 2012. The Company did not have any other non-cancelable contractual purchase obligations with its vendors at December 31, 2008 or December 31, 2007.

The Company had purchase order arrangements with its vendors for which it had not received the related goods or services at December 31, 2008 and at December 31, 2007. These arrangements are subject to change

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the Company’s sales demand forecasts and the Company has the right to cancel the arrangements prior to the date of delivery. The majority of these purchase order arrangements were related to various key raw materials and components parts. As of December 31, 2008 and December 31, 2007, the Company had approximately $7.1 million and $8.1 million, respectively, of open cancelable purchase order arrangements.

Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, generally limited to personal injury and property damage caused by the Company’s employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008 and December 31, 2007.

In certain cases, the Company issues warranty and product performance guarantees to its customers for amounts ranging from 10% to 30% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication and operating performance of the PX device. These guarantees are issued under the Company’s credit facility (see Note 4) or collateralized by restricted cash (see Note 2). These guarantees typically remain in place for periods ranging from 24 to 36 months and, in some cases, up to 65 months, which relate to the underlying product warranty period.

Employee Agreements

The Company had agreements with certain executives governing the terms of their employment for certain periods. All but one of these agreements expired on December 31, 2008. The remaining agreement with the Company’s chief executive officer will expire in December 2009.

Litigation

The Company is not party to any material litigation, and the Company is not aware of any pending or threatened litigation against it that the Company believes would adversely affect its business, operating results, financial condition or cash flows. However, in the future, the Company may be subject to legal proceedings in the ordinary course of business.

Note 8.	Defined Contribution Plan

The Company has a 401(k) defined contribution plan for all employees over age 18. Generally, employees can defer up to 20% of their compensation through payroll withholdings into the plan. The Company can make discretionary matching contributions. The Company made contributions $105,000, $100,000, and $68,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

Note 9.	Stockholders’ Equity

Preferred Stock

The Company has the authority to issue 10,000,000 shares of $0.001 par value preferred stock. The Company’s board of directors has the authority, without action by the Company’s stockholders, to designate and issue shares of preferred stock in one or more series. The board of directors is also authorized to designate the rights, preferences, and voting powers of each series of preferred stock, any or all of which may be greater

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than the rights of the common stock including restrictions of dividends on the common stock, dilution of the voting power of the common stock, reduction of the liquidation rights of the common stock, and delaying or preventing a change in control of the Company without further action by the stockholders. To date, the board of directors has not designated any rights, preference or powers of any preferred stock and as of December 31, 2008 and 2007, none was issued or outstanding.

Common Stock

The Company has the authority to issue 200,000,000 shares of $0.001 par value common stock. Subject to the preferred rights of the holders of shares of any class or series of preferred stock as provided by the board of directors with respect to any such class or series of preferred stock, the holders of the common stock shall be entitled to receive dividends, as and when declared by the board of directors. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after the distribution or payment to the holders of shares of any class or series of preferred stock as provided by the board of directors with respect to any such class or series of preferred stock, the remaining assets of the Company available for distribution to stockholders shall be distributed among and paid to the holders of common stock ratably in proportion to the number of shares of common stock held by them respectively. As of December 31, 2008 and 2007, 50,015,718 and 39,777,446 shares were issued and outstanding, respectively.

On July 2, 2008, the Company sold 14,000,000 shares of its common stock in its initial public offering (“IPO”) at $8.50 per share, before underwriting discounts and commissions. Of the 14,000,000 shares sold in the offering, 8,078,566 shares were sold by the Company and 5,921,434 shares were sold by stockholders at an offering price of $8.50 per share. On July 9, 2008, the underwriters exercised their option to purchase an additional 2,100,000 shares from the Company at the IPO price to cover overallotments. The Company received net proceeds of approximately $76.7 million from these transactions, after deducting underwriting discounts and commissions of $6.1 million and additional offering-related expenses of approximately $3.7 million.

Private Placement

In June 2007, the Company issued 1,000,000 shares of common stock with an issuance price of $5.00 per share. Net proceeds from the issuance were $5.0 million, less $41,000 in fees.

Stock Option Plans

In April 2001, the Company adopted the 2001 Stock Option Plan under which 2,500,000 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. In April 2002, the Company adopted the 2002 Stock Option/Stock Issuance Plan under which 1,509,375 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. In January 2004, the Company adopted the 2004 Stock Option/Stock Issuance Plan under which 850,000 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. In May 2006, the Company adopted the 2006 Stock Option/Stock Issuance Plan under which 800,000 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. During the first quarter of 2008, an additional 60,000 shares of common stock were reserved for issuance under the 2006 plan, resulting in a total of 860,000 shares reserved for issuance under this plan. In 2008, the Company’s board of directors passed a resolution that, upon the effectiveness of the IPO in July 2008, no further options would be issued under the 2001 Stock Option Plan and the 2002, 2004, and 2006 Stock Option/Stock Issuance Plans.

In connection with the IPO in July 2008, the Company’s board of directors adopted the 2008 Equity Incentive Plan (“2008 Plan”) which became effective immediately preceding the effectiveness of the IPO. The 2008 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards. Under this plan, 1,400,000 shares of

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock were reserved for issuance in 2008, of which 146,449 shares remain available for issuance as of December 31, 2008. In February 2009, the Company’s board of directors approved an additional 2,500,000 shares to reserve for issuance under this plan, as provided for in the plan agreement.

The option plans provide for the issuance of common stock and the granting of incentive stock options and other share-based awards to employees, officers and directors and the granting of non-statutory stock options and other share-based awards to employees, officers and directors or consultants of the Company. The Company has granted stock options under these plans. The Company grants incentive stock options with exercise prices of not less than the estimated fair value of the stock on the date of grant (85% of the estimated fair value for non-statutory stock options). If, at the time the Company grants an option, the optionee directly owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price must be at least 110% of the estimated fair value and are not exercisable for more than five years after the date of grant. Options granted under the plans vest generally over four years and generally expire no more than ten years after the date of grant or earlier if employment is terminated.

Early Exercise of Employee Options

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

In February 2005, both vested and unvested options to purchase 4,293,958 shares of common stock were exercised by the signing of full recourse promissory notes totaling $948,000. The notes bear interest at 3.76% and are due in February 2010. The interest rate on the notes was deemed to be a below market rate of interest resulting in a deemed modification in exercise price of the options. As a result, the Company accounted for these options as variable option awards until the employees were vested in the award. For the years ended December 31, 2008, 2007 and 2006, the Company recorded $155,000, $783,000, and $1.1 million, respectively, of stock-based compensation related to the options exercised with promissory notes.

As of December 31, 2008, there were no shares outstanding subject to the Company’s right of repurchase as a result of the early exercise of options. As of December 31, 2007, 56,879 shares of common stock were outstanding subject to the Company’s right of repurchase at prices ranging from $0.20 to $1.00, totaling $20,000 and classified in current liabilities.

The promissory notes related to the exercise of the unvested shares and the corresponding aggregate exercise price for these shares were recorded as notes receivable from stockholders. Of the $948,000 of promissory notes, notes in an aggregate amount of $552,000 were issued by executive officers and directors. As of December 31, 2008, all notes issued by executive officers and directors were paid in full. The remaining outstanding balances of the full recourse promissory notes at December 31, 2008 were $296,000 and were related entirely to vested shares. There were no outstanding balances related to unvested shares at December 31, 2008. The outstanding balances of the full recourse promissory notes at December 31, 2007 were $855,000, of which $835,000 related to vested shares and $20,000 related to unvested shares.

For the years ended December 31, 2008, 2007 and 2006, the Company adopted SFAS 123R and recognized stock-based compensation under SFAS 123R and EITF 96-18 related to employees and consultants of $879,000, $253,000 and $13,000, respectively. See Note 2 — Summary of Significant Accounting Policies.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity under the Company’s stock option plans:

	Options Outstanding
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value (in
	Shares	Price	Life (in years)	thousands)(2)

Balance 12/31/05	556,042	$1.00	9.8	—
Granted	642,000	$2.65	—	—
Exercised	(5,000)	$1.00	—	—
Forfeited	(25,730)	$1.00	—	—

Balance 12/31/06	1,167,312	$1.91	9.4	—
Granted	181,900	$5.00	—	—
Exercised	(17,083)	$1.00	—	—
Forfeited	(51,521)	$1.32	—	—

Balance 12/31/07	1,280,608	$2.38	8.6	$3,355
Granted	1,367,078	$8.27	—	—
Exercised	(26,511)	$1.96	—	—
Forfeited	(89,189)	$4.78	—	—

Balance 12/31/08	2,531,986	$5.48	8.6	$6,593

Vested and exercisable as of December 31, 2008	693,964	$1.99	7.4	$3,879

Vested and exercisable as of December 31, 2008 and expected to vest thereafter(1)	1,896,470	$5.20	8.5	$5,409

(1)	Options that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS 123R.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s stock as of December 31, 2008 of $7.58 per share.

Shares available for grant under the option plans at December 31, 2008 and 2007 were 146,449 and 53,351, respectively.

The weighted average per share fair value of options granted to employees for the years ended December 31, 2008, 2007 and 2006 was $3.87, $2.41 and $1.30, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2008, 2007, and 2006 was $108,000, $62,000, and $8,000, respectively. As of December 31, 2008, total unrecognized compensation cost, net of forfeitures, related to non-vested options was $3.3 million, which is expected to be recognized as expense over a weighted-average period of approximately 3.4 years.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes options outstanding after exercises and cancellations as of December 31, 2008:

		Weighted
		Average	Weighted		Weighted
	Outstanding	Remaining	Average		Average
	and	Contractual	Exercise	Vested and	Exercise
Range of Exercise Prices	Exercisable	Life	Price	Exercisable	Price

$1.00 – $2.65	1,039,281	7.4	$1.95	643,472	$1.75
$5.00 – $7.94	334,854	9.1	$5.39	50,492	$5.00
$8.50 – $11.05	1,157,851	9.5	$8.68	—	$—

	2,531,986			693,964

Warrants

As of December 31, 2008, the Company had outstanding warrants to purchase an aggregate of 2,074,122 shares of the Company’s common stock at prices ranging from $0.20 to $1.00 per share. The warrants, issued in 2002 through 2005, are fully exercisable over a 10 year term, expiring in 2012 through 2015. The outstanding warrants include a warrant issued in November 2005 to an executive officer of the Company to purchase 150,000 shares of common stock at $1.00 per share.

During the year ended December 31, 2008, no warrants were exercised.

During the year ended December 31, 2007, warrants to purchase 314,950 shares of common stock were exercised for cash and the proceeds received by the Company from these exercises were $143,000.

During the year ended December 31, 2006, no warrants were exercised.

In February 2005, warrants to purchase 315,974 shares of common stock were exercised by the signing of full recourse promissory notes totaling $63,000. The notes bear interest at 3.76% and are due February 2010. As of December 31, 2008, all of the notes have been repaid and, as of December 31, 2007, $43,000 of the notes had been repaid.

A summary of the Company’s warrant activity for the years ended (in thousands, except exercise prices and contractual life data):

	Years Ended
	December 31,
	2008	2007	2006

Outstanding, beginning of period	2,074	2,389	2,589
Exercised during the period	—	(315)
Cancelled during the period	—		(200)
Issued during the period	—

Outstanding, end of period	2,074	2,074	2,389

Weighted average exercise price of warrants outstanding at end of period	$0.52	$0.52	$0.52
Weighted average remaining contractual life, in years, of warrants outstanding at end of period	4.7	5.7	6.7

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.	Business Segment and Geographic Information

The Company manufactures and sells high efficiency energy recovery products and related services and operates under one segment. The Company’s chief operating decision maker is the chief executive officer (“CEO”). The CEO reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable segment.

The following geographic information includes net revenue to the Company’s domestic and international customers based on the customers’ requested delivery locations, except for certain cases in which the customer directed the Company to deliver its products to a location that differs from the known ultimate location of use. In such cases, the ultimate location of use, rather than the delivery location, is reflected in the table below (in thousands, except percentages):

	Years Ended
	December 31,
	2008	2007	2006

Domestic revenue	$3,517	$2,125	$1,003
International revenue	48,602	33,289	19,055

Total revenue	$52,119	$35,414	$20,058

Revenue by country:
Algeria	24%	12%	30%
Spain	16	35	9
China	11	8	5
United Arab Emirates	7	2	10
Saudi Arabia	*	13	*
Others	42	30	46

Total	100%	100%	100%

* Less than 1%.

Approximately 100% of the Company’s long-lived assets were located in the United States at December 31, 2008 and 2007.

Note 11.	Concentrations

Concentration of Credit Risk

Substantially all of the Company’s cash and cash equivalents are placed on deposit and in money market funds at two major financial institutions in the U.S. Amounts located in the U.S. are insured by the Federal Deposit Insurance Corporation, or FDIC, generally up to $250,000. The Company’s deposits may be in excess of FDIC insured limits. To date, the Company has not experienced any losses in such accounts.

The Company’s accounts receivable are derived from sales to customers in the water desalination industry located around the world. The Company generally does not require collateral to support customer receivables, but frequently requires letters of credit securing payment. The Company performs ongoing evaluations of its customers’ financial condition and periodically reviews credit risk associated with receivables. For sales with customers outside the U.S. (see Note 10 — Business Segment and Geographic Information), the Company may also obtain credit risk insurance to minimize credit risk exposure. As of December 31, 2008, approximately 50% of the Company’s accounts receivable were insured against credit risk. An allowance for doubtful accounts is determined with respect to receivable amounts that the Company has determined to be doubtful of

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management’s estimates, and such differences could be material to the financial position, results of operations and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted while recoveries are recognized when they are received.

Five customers accounted for approximately 81% of the Company’s accounts receivable at December 31, 2008. As of December 31, 2007, three customers accounted for approximately 74% of accounts receivable.

Revenue from customers representing 10% or more of total revenue varies from year to year. For the year ended December 31, 2008, two customers, Hyflux Limited and Befesa Agua S.A. and affiliated joint ventures, accounted for approximately 16% and 11% of the Company’s net revenue, respectively. For the year ended December 31, 2007, three customers represented approximately 20%, 23% and 13% of the Company’s net revenue — specifically Acciona Agua, Geida and its member companies, and Doosan Heavy Industries, respectively. In 2006, two customers, GE Water and Process Technologies (formerly GE Ionics) and Geida, including its member companies, accounted for approximately 18% and 11% of the Company’s net revenue, respectively. No other customer accounted for more than 10% of the Company’s net revenue during any of these periods. Geida is a consortium of Befesa Agua, a subsidiary of Abengoa S.A; Cobra-Tedagua, a subsidiary of ACS Actividades de Construcción y Servicios, S.A.; and Sadyt S.A., a subsidiary of Sacyr Vallehermoso, S. A.

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

For year ended December 31, 2008, four suppliers (of which three were ceramics suppliers) represented approximately 72% of the total purchases of the Company. For the years ended 2007 and 2006, three suppliers (of which two were ceramics suppliers) represented approximately 66% and 71%, respectively, of the total purchases of the Company. As of December 31, 2008 and 2007, approximately 68% and 60%, respectively, of the Company’s accounts payable were due to these suppliers.

Note 12.	Related Party Transactions

The Company entered into a supply agreement with Piedmont Pacific Corporation, a company owned by James Medanich, a former director of the Company. Expenses incurred under this supply agreement amounted to $14,000, $18,000 and $4,000 for the years ending December 31, 2008, 2007 and 2006, respectively. There were no payments outstanding to this vendor as of December 31, 2008 and $1,000 was outstanding as of December 31, 2007. The Company believes that the transactions under the supply agreement were conducted as if consummated on an arm’s-length basis between two independent parties.

The Company entered into a consulting agreement with Darby Engineering, LLC (invoiced as Think Mechanical, LLC), a firm owned by Peter Darby, a former director of the Company. Expenses incurred under this consulting agreement amounted to $119,000 for the year ended December 31, 2008; $27,000 in payments remained outstanding related to the agreement as of December 31, 2008. There were no expenses or payments related to the consulting agreement during the years ended December 31, 2007 or 2006. The Company believes that the transactions under the consulting agreement were conducted as if consummated on an arm’s-length basis between two independent parties.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.	Supplementary Data — Quarterly Financial Data (unaudited)

The following table presents certain unaudited consolidated quarterly financial information for each of the eight fiscal quarters in the period ended December 31, 2008. This quarterly information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for these quarterly periods are not necessarily indicative of the operating results for a full year or any future period.

QUARTERLY FINANCIAL DATA (unaudited)
(in thousands, except per share amounts)

	Three Months Ended,
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007

Quarterly Results of Operations*
Net revenue	$21,994	$9,044	$11,961	$9,120	$13,845	$10,978	$3,452	$7,139
Gross profit	14,183	5,547	8,010	5,446	7,517	6,882	1,878	4,285
Operating expenses:
General administrative	3,110	2,696	2,854	2,661	1,513	1,053	960	773
Sales and marketing	2,286	1,467	1,453	1,343	1,443	1,372	1,224	1,191
Research and development	692	678	536	509	484	392	440	389

Income (loss) from operations	$8,095	$706	$3,167	$933	$4,077	$4,065	$(746)	$1,932

Net income (loss)	$5,264	$623	$1,829	$947	$2,701	$2,397	$(424)	$1,119

Net income per common share:
Basic	$0.11	$0.01	$0.05	$0.02	$0.07	$0.06	$(0.01)	$0.03
Diluted	$0.10	$0.01	$0.04	$0.02	$0.06	$0.06	$(0.01)	$0.03

* Quarterly results may not add up to annual results due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or “Exchange Act”) pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our chief executive officer and chief financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. Our management, including the chief executive officer and chief financial officer, believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and that no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Accounting Firm

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. We are required to comply with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending December 31, 2009. The management report and auditor attestation on the effectiveness of the Company’s internal control over financial reporting must be included in our annual report for the fiscal year ending December 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held June 12, 2009, to be filed by the Company with the SEC (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Financial Statements.

(2) Financial Statement Schedules.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at	to Charged
	Beginning of	Costs and		Balance at
Description	Period	Expenses	Deductions	End of Period

Year Ended December 31, 2006
Allowance for doubtful accounts	150	80	—	230
Reserve for obsolete inventory	97	30	(72)	55
Warranty reserve	110	61	(86)	85

Year Ended December 31, 2007
Allowance for doubtful accounts	230	(105)	(4)	121
Reserve for obsolete inventory	55	47	—	102
Warranty reserve	85	850	(67)	868

Year Ended December 31, 2008
Allowance for doubtful accounts	121	75	(137)	59
Reserve for obsolete inventory	102	26	—	128
Warranty reserve	868	193	(791)	270

All other schedules have been omitted because the information required to be presented in them is not applicable or is shown in the consolidated financial statements or related notes.

(3) Exhibits:

Exhibit		Description
3.1	*	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 7, 2008.

3.2	*	Amended and Restated Bylaws, effective as of July 8, 2008.

10.1	(2)◆	Form of Indemnification Agreement between the Company and its directors and officers.

10.2	(1)◆	2001 Stock Option Plan of the Company and form of Stock Option Agreement thereunder.

10.3	(1)◆	2002 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.

10.4	(1)◆	2004 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.

10.5	(1)◆	2006 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.

10.5.1	(1)◆	Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.

10.5.2	(1)◆	Second Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.

10.6	(2)◆	2008 Equity Incentive Plan of the Company and form of Stock Option Agreement thereunder.

10.6.1	(4)◆	Amendment to 2008 Equity Incentive Plan of the Company.

10.7	(1)◆	Employment Agreement dated March 1, 2006, between the Company and G.G. Pique.

10.7.1	(1)◆	Amendment to Employment Agreement dated January 1, 2008, between the Company and G.G. Pique.

Exhibit		Description
10.7.2	(3)◆	Amendment to Employment Agreement dated May 28, 2008, between the Company and G.G. Pique.

10.7.3	*◆	Amendment to Employment Agreement dated December 31, 2008, between the Company and G.G. Pique.

10.8	(1)◆	Employment Agreement dated November 1, 2007, between the Company and Tom Willardson.

10.8.1	(1)◆	Amendment to Employment Agreement dated February 25, 2008, between the Company and Tom Willardson.

10.9	(1)◆	Employment Agreement dated July 1, 2006, between the Company and Richard Stover.

10.9.1	(1)◆	Amendment to Employment Agreement dated February 25, 2008, between the Company and Richard Stover.

10.10	(1)◆	Employment Agreement dated July 1, 2006, between the Company and Terrill Sandlin.

10.10.1	(1)◆	Amendment to Employment Agreement dated February 25, 2008, between the Company and Terrill Sandlin.

10.11	(1)◆	Employment Agreement dated July 1, 2006, between the Company and MariaElena Ross.

10.11.1	(1)◆	Amendment to Employment Agreement dated February 25, 2008, between the Company and MariaElena Ross.

10.12	(1)	Independent Contractor Agreement dated January 23, 2008, between the Company and Darby Engineering LLC.

10.13	(1)	Lease Agreement dated February 28, 2005, between the Company and 2101 Williams Associates, LLC.

10.13.1	(1)	Amendment to Lease Agreement dated October 3, 2005, between the Company and 2101 Williams Associates, LLC.

10.13.2	(1)	Second Amendment to Lease Agreement dated January 4, 2006, between the Company and 2101 Williams Associates, LLC.

10.13.3	(1)	Third Amendment to Lease Agreement dated September 26, 2006, between the Company and 2101 Williams Associates, LLC.

10.14	(1)	Lease Agreement dated February 15, 2008, between the Company and Beretta Investment Group.

10.15	(1)	Lease Agreement dated August 7, 2006, between Energy Recovery Iberia, S.L. and REGUS Business Centre.

10.16	(2)	Loan and Security Agreement dated March 27, 2008, between the Company and Comerica Bank.

10.16.1	(2)	First Modification to Loan and Security Agreement dated March 27, 2008, between the Company and Comerica Bank.

10.16.2	(3)	Second Modification to Loan and Security Agreement dated May 29, 2008, between the Company and Comerica Bank.

10.16.3	–	Third Modification to Loan and Security Agreement dated September 18, 2008, between the Company and Comerica Bank, incorporated by reference herein to Exhibit 10.16.3 previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.16.4	*	Fourth Modification to Loan and Security Agreement dated December 23, 2008, between the Company and Comerica Bank.

Exhibit		Description
10.17	*	Lease Agreement dated November 25, 2008, between the Company and Doolittle Williams, LLC.

10.18	*	Lease Agreement dated September 1, 2008, between Energy Recovery Iberia, S.L. and Lambaesis, S.L.

14.1	*	Code of Ethics.

21.1	*	List of subsidiaries of the Company.

23.1	*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)		Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-150007), filed April 1, 2008.

(2)		Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-150007), filed May 12, 2008.

(3)		Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-150007), filed June 9, 2008.

(4)		Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-150007), filed June 27, 2008.

◆	Indicates management compensatory plan, contract or arrangement.

*	Filed or furnished herewith, as applicable.

(b) Index to Exhibits.
See Exhibits listed under Item 15(a) (3).

(c) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements, or notes there to, or in the Exhibits listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Leandro, State of California, on the 26th day of March 2009.

ENERGY RECOVERY, INC.

By:	/s/ G.G. PIQUE
G.G. Pique
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G.G. PIQUE G.G. Pique	President and Chief Executive Officer (Principal Executive Officer) and Director	March 26, 2009

/s/ THOMAS D. WILLARDSON Thomas D. Willardson	Chief Financial Officer (Principal Financial Officer)	March 26, 2009

/s/ DENO G. BOKAS Deno G. Bokas	Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)	March 26, 2009

/s/ HANS PETER MICHELET Hans Peter Michelet	Executive Chairman	March 26, 2009

/s/ ARVE HANSTVEIT Arve Hanstveit	Director	March 26, 2009

/s/ FRED OLAV JOHANNESSEN Fred Olav Johannessen	Director	March 26, 2009

/s/ DOMINIQUE TREMPONT Dominique Trempont	Director	March 26, 2009

/s/ PAUL M. COOK Paul M. Cook	Director	March 26, 2009

/s/ JACKALYNE PFANNESTIEL Jackalyne Pfannestiel	Director	March 26, 2009

Marie-Elisabeth Paté-Cornell	Director

EXHIBIT INDEX

Exhibit		Description
3.1	*	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 7, 2008.

3.2	*	Amended and Restated Bylaws, effective as of July 8, 2008.

10.1	(2)◆	Form of Indemnification Agreement between the Company and its directors and officers.

10.2	(1)◆	2001 Stock Option Plan of the Company and form of Stock Option Agreement thereunder.

10.3	(1)◆	2002 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.

10.4	(1)◆	2004 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.

10.5	(1)◆	2006 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.

10.5.1	(1)◆	Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.

10.5.2	(1)◆	Second Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.

10.6	(2)◆	2008 Equity Incentive Plan of the Company and form of Stock Option Agreement thereunder.

10.6.1	(4)◆	Amendment to 2008 Equity Incentive Plan of the Company.

10.7	(1)◆	Employment Agreement dated March 1, 2006, between the Company and G.G. Pique.

10.7.1	(1)◆	Amendment to Employment Agreement dated January 1, 2008, between the Company and G.G. Pique.

10.7.2	(3)◆	Amendment to Employment Agreement dated May 28, 2008, between the Company and G.G. Pique.

10.7.3	*◆	Amendment to Employment Agreement dated December 31, 2008, between the Company and G.G. Pique.

10.8	(1)◆	Employment Agreement dated November 1, 2007, between the Company and Tom Willardson.

10.8.1	(1)◆	Amendment to Employment Agreement dated February 25, 2008, between the Company and Tom Willardson.

10.9	(1)◆	Employment Agreement dated July 1, 2006, between the Company and Richard Stover.

10.9.1	(1)◆	Amendment to Employment Agreement dated February 25, 2008, between the Company and Richard Stover.

10.10	(1)◆	Employment Agreement dated July 1, 2006, between the Company and Terrill Sandlin.

10.10.1	(1)◆	Amendment to Employment Agreement dated February 25, 2008, between the Company and Terrill Sandlin.

10.11	(1)◆	Employment Agreement dated July 1, 2006, between the Company and MariaElena Ross.

10.11.1	(1)◆	Amendment to Employment Agreement dated February 25, 2008, between the Company and MariaElena Ross.

10.12	(1)	Independent Contractor Agreement dated January 23, 2008, between the Company and Darby Engineering LLC.

10.13	(1)	Lease Agreement dated February 28, 2005, between the Company and 2101 Williams Associates, LLC.

Exhibit		Description
10.13.1	(1)	Amendment to Lease Agreement dated October 3, 2005, between the Company and 2101 Williams Associates, LLC.

10.13.2	(1)	Second Amendment to Lease Agreement dated January 4, 2006, between the Company and 2101 Williams Associates, LLC.

10.13.3	(1)	Third Amendment to Lease Agreement dated September 26, 2006, between the Company and 2101 Williams Associates, LLC.

10.14	(1)	Lease Agreement dated February 15, 2008, between the Company and Beretta Investment Group.

10.15	(1)	Lease Agreement dated August 7, 2006, between Energy Recovery Iberia, S.L. and REGUS Business Centre.

10.16	(2)	Loan and Security Agreement dated March 27, 2008, between the Company and Comerical Bank.

10.16.1	(2)	First Modification to Loan and Security Agreement dated March 27, 2008, between the Company and Comerica Bank.

10.16.2	(3)	Second Modification to Loan and Security Agreement dated May 29, 2008, between the Company and Comerica Bank.

10.16.3	—	Third Modification to Loan and Security Agreement dated September 18, 2008, between the Company and Comerica Bank, incorporated by reference herein to Exhibit 10.16.3 previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.16.4	*	Fourth Modification to Loan and Security Agreement dated December 23, 2008, between the Company and Comerica Bank.

10.17	*	Lease Agreement dated November 25, 2008, between the Company and Doolittle Williams, LLC.

10.18	*	Lease Agreement dated September 1, 2008, between Energy Recovery Iberia, S.L. and Lambaesis, S.L.

14.1	*	Code of Ethics.

21.1	*	List of subsidiaries of the Company.

23.1	*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)		Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-150007), filed April 1, 2008.

(2)		Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-150007), filed May 12, 2008.

Exhibit	Description
(3)	Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-150007), filed June 9, 2008.

(4)	Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-150007), filed June 27, 2008.

◆	Indicates management compensatory plan, contract or arrangement.

*	Filed or furnished herewith, as applicable.