Form 10-Q
period 2009-03-31
Energy Recovery, Inc.
filed 2009-05-08
CIK 1421517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(510) 483-7370
(Telephone No.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of April 30, 2009, there were 50,147,751 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$75,004	$79,287
Restricted cash	5,518	246
Accounts receivable, net of allowance for doubtful accounts of $39 and $59 at March 31, 2009 and December 31, 2008, respectively	11,587	20,615
Unbilled receivables, current	4,092	4,948
Inventories	10,080	8,493
Deferred tax assets, net	1,755	1,755
Prepaid expenses and other current assets	1,451	984

Total current assets	109,487	116,328
Unbilled receivables, non-current	2,652	1,929
Restricted cash, non-current	3,526	19
Property and equipment, net	2,605	1,845
Intangible assets, net	315	321
Deferred tax assets, non-current, net	119	119
Other assets, non-current	51	51

Total assets	$118,755	$120,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,811	$2,270
Accrued expenses and other current liabilities	4,143	4,787
Income taxes payable	111	1,657
Accrued warranty reserve	296	270
Deferred revenue	2,699	4,000
Current portion of long-term debt	128	172
Current portion of capital lease obligations	37	37

Total current liabilities	9,225	13,193
Long-term debt	309	385
Capital lease obligations, non-current	17	27
Other non-current liabilities	6	8

Total liabilities	9,557	13,613

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 50,121,086 and 50,015,718 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	50	50
Additional paid-in capital	99,016	98,527
Notes receivable from stockholders	(168)	(296)
Accumulated other comprehensive loss	(16)	(44)
Retained earnings	10,316	8,762

Total stockholders’ equity	109,198	106,999

Total liabilities and stockholders’ equity	$118,755	$120,612

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net revenue	$12,646	$9,120
Cost of revenue	4,573	3,674

Gross profit	8,073	5,446
Operating expenses:
General and administrative	3,154	2,661
Sales and marketing	1,510	1,343
Research and development	804	509

Total operating expenses	5,468	4,513

Income from operations	2,605	933
Other income (expense):
Interest expense	(14)	(21)
Interest and other income (expense),net	(88)	647

Income before provision for income taxes	2,503	1,559
Provision for income taxes	949	612

Net income	$1,554	$947

Earnings per share:
Basic	$0.03	$0.02

Diluted	$0.03	$0.02

Number of shares used in per share calculations:
Basic	50,052	39,804

Diluted	52,580	42,196

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows From Operating Activities
Net income	$1,554	$947
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	178	121
Interest accrued on notes receivables from stockholders	(2)	(6)
Stock-based compensation	195	221
Net gain on foreign currency transactions	(337)	(619)
Provision for doubtful accounts	4	(14)
Provision for warranty claims	28	87
Provision for excess or obsolete inventory	74	20
Changes in operating assets and liabilities:
Accounts receivable	9,369	2,797
Unbilled receivables	93	(2,947)
Inventories	(1,661)	(1,624)
Prepaid and other assets	(471)	(2,313)
Accounts payable	(459)	919
Accrued expenses and other liabilities	(568)	1,938
Income taxes payable	(1,463)	(1,136)
Deferred revenue	(1,301)	1,258

Net cash provided by (used in) operating activities	5,233	(351)

Cash Flows From Investing Activities
Capital expenditures	(933)	(56)
Restricted cash	(8,779)	1,587
Other	—	(1)

Net cash (used in) provided by investing activities	(9,712)	1,530

Cash Flows From Financing Activities
Repayment of long-term debt	(120)	(43)
Repayment of capital lease obligation	(10)	(10)
Net proceeds from issuance of common stock	212	23
Repayment of notes receivables from stockholders	130	518

Net cash provided by financing activities	212	488

Effect of exchange rate differences on cash and cash equivalents	(16)	(6)

Net change in cash and cash equivalents	(4,283)	1,661
Cash and cash equivalents, beginning of period	79,287	240

Cash and cash equivalents, end of period	$75,004	$1,901

Supplemental disclosure of cash flow information
Cash paid for interest	$14	$19

Cash paid for income taxes	$3,159	$2,275

Supplemental disclosure of non-cash transactions
Issuance of common stock in exchange for notes receivable from stockholders	$—	$19

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 — The Company and Summary of Significant Accounting Policies
     The Company
     Energy Recovery, Inc. (“the Company” or “ERI”) develops, manufactures and sells high-efficiency energy recovery devices for use in seawater desalination. Our products are sold under the trademarks ERI®, PX®, Pressure Exchanger® and PX Pressure Exchanger®. They make desalination affordable by recycling up to 98% of the otherwise lost pressure energy from the reject stream of the desalination process. Our products are developed and manufactured in the United States of America (“U.S.”) at ERI’s headquarters located in San Leandro, California. The Company has direct sales offices and technical support centers in Madrid, Dubai, Shanghai and Fort Lauderdale.
     The Company was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001. The Company has three subsidiaries: Osmotic Power, Inc., Energy Recovery, Inc. International, and Energy Recovery Iberia, S.L. They were incorporated in September 2005, July 2006 and September 2006, respectively. ERI became a public company in July 2008.
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
     Basis of Presentation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The December 31, 2008 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. Certain prior period amounts have been reclassified to conform to the current period presentation. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2009.
     In the opinion of management, all adjustments, consisting of only normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.
     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. SFAS No. 157 was effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The adoption of SFAS No. 157 did not have an effect on the Company’s financial position or results of operations.

     As of March 31, 2009, the Company’s financial assets measured at fair value on a consistent basis consist of cash, cash equivalents, and restricted cash, which are valued using market prices in active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.
     No other new accounting pronouncement issued or effective during the period had or is expected to have a material impact on the consolidated financial statements.
Note 2 — Earnings per Share
     In accordance with SFAS No. 128, Earnings per Share, the following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income	$1,554	$947

Denominator:
Weighted average common shares outstanding	50,052	39,804
Effect of dilutive securities:
Nonvested shares	—	3
Stock options	617	530
Warrants	1,911	1,859

Total shares for purpose of calculating diluted net income per share	52,580	42,196

Earnings per share:
Basic	$0.03	$0.02

Diluted	$0.03	$0.02

     The following potential common shares were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Stock options	1,262	213
Note 3 —Balance Sheet Details
     Restricted Cash
     The Company has irrevocable standby letters of credit with two financial institutions securing performance and warranty commitments under contracts with customers and lessors and an outstanding equipment promissory note. The standby letters of credit are collateralized by either a line of credit (see Note 4) or restricted cash. At March 31, 2009 and December 31, 2008, the amount of irrevocable standby letters of credit collateralized by restricted cash was $8.5 million and $265,000, respectively. At March 31, 2009, restricted cash of $0.5 million secured the promissory note. The Company has deposited a corresponding amount into non-interest bearing accounts.
     Inventories
     Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$4,366	$2,894
Work in process	558	139
Finished goods	5,156	5,460

	$10,080	$8,493

     Property and Equipment
     Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Machinery and equipment	$2,571	$2,434
Office equipment, furniture, and fixtures	1,032	772
Automobiles	22	22
Software	268	208
Leasehold improvements	657	466
Construction in progress	286	—

	4,836	3,902
Less: accumulated depreciation and amortization	(2,231)	(2,057)

	$2,605	$1,845

     Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Accrued payroll and commission expenses	$2,679	$2,929
Professional fees	481	193
Inventory in transit	473	251
Collaboration fees	58	916
Other accrued expenses and current liabilities	452	498

	$4,143	$4,787

Note 4 — Long-Term Debt
     Promissory Notes
     In February 2009, the Company paid the outstanding balance of a fixed promissory note for a total of $83,000, including accrued interest.
     As of March 31, 2009, long term debt consisted of one equipment promissory note payable. Future minimum principal payments due under this long-term debt arrangement consists of the following (in thousands):

March 31,
2009
2009 (remaining nine months)	$96
2010	128
2011	128
2012	85

$437

     Credit Agreements
     In February 2009, the Company terminated a March 2008 credit agreement with a financial institution. As a result, the Company transferred $9.1 million in cash to a restricted cash account as collateral for outstanding irrevocable standby letters of credit that were collateralized by the credit agreement as of the date of its termination and as collateral for the outstanding equipment promissory note.

     Upon the termination of the credit agreement, a new loan and security agreement with another financial institution became effective. The new agreement provides a total available credit line of $15.0 million. Under the new agreement, the Company is allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $14.8 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the advances and the collateral do not exceed $15.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%. The new agreement expires on December 31, 2009 and is collateralized by substantially all of the Company’s assets. The Company is subject to certain financial and administrative covenants under this new agreement. As of March 31, 2009, the Company was in compliance with these covenants.
     During the periods presented, the Company provided certain customers with irrevocable standby letters of credit to secure its obligations for the delivery of products and performance guarantees in accordance with sales arrangements. These letters of credit were issued under the Company’s credit line and generally terminate within 12 to 24 months and, in some instances, up to 36 months from issuance. At March 31, 2009 and December 31, 2008, the amounts outstanding on the letters of credit collateralized by the Company’s credit line totaled approximately $2.0.million and $8.4 million, respectively.
Note 5 — Income Taxes
     The Company’s effective tax rate for the three months ended March 31, 2009 and 2008 was 38% and 39%, respectively. These effective tax rates differ from the U.S. statutory rate principally due to the effect of state income taxes and non-deductible stock based compensation, offset by deductions and credits related to manufacturing and research and development, respectively.
     There have been no material changes to the Company’s income tax position during the three months ended March 31, 2009.
Note 6 — Commitments and Contingencies
     Lease Obligations
     The Company leases facilities under fixed non-cancelable operating leases that expire on various dates through July 2019. Future minimum lease payments consist of the following (in thousands):

March 31,
2009
2009 (remaining nine months)	$902
2010	1,340
2011	1,156
2012	1,127
2013	1,155
Thereafter	6,995

$12,675

     The Company is obligated under an operating lease to pay for certain tenant improvement costs in excess of a construction allowance. The Company believes that a reasonable estimate of its obligation under this agreement ranges from $2 million to $3 million and expects to incur the costs in the remaining nine months of 2009.
     Warranty
     The Company sells products with a limited warranty for a period ranging from one to five years. The Company accrues for warranty costs based on estimated product failure rates, historical activity and expectations of future costs. The Company periodically evaluates and adjusts the warranty costs to the extent actual warranty costs vary from the original estimates.
     The following table summarizes the activity related to the product warranty liability during the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Balance at beginning of period	$270	$868
Warranty costs charged to cost of revenue	28	87
Utilization of warranty	(2)	(9)

Balance at end of period	$296	$946

     Purchase Obligations
     In 2008, the Company entered into a supply agreement with a vendor. Under this agreement, the Company is obligated to pay a fee of up to $250,000 if the Company does not meet minimum purchase requirements by 2012.
     As of March 31, 2009, the Company had entered into purchase commitments with several vendors for the purchase of ceramics manufacturing equipment. If the orders are canceled, the Company is generally obligated to pay up to 30% of the original purchase order or the total costs incurred by the vendor through the date of cancelation, whichever is greater. As of March 31, 2009, the Company had approximately $1.3 million of these open purchase commitments.
     In addition, the Company had purchase order arrangements related to various key raw materials and components parts with several vendors for which it had not received the related goods or services as of March 31, 2009. These arrangements are subject to change based on the Company’s sales demand forecasts and the Company has the right to cancel the arrangements prior to the date of delivery. As of March 31, 2009, the Company had approximately $6.2 million of these open purchase order arrangements.
     Guarantees
     The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, generally limited to personal injury and property damage caused by the Company’s employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2009 and December 31, 2008.
     In certain cases, the Company issues warranty and product performance guarantees to its customers for amounts ranging from 10% to 30% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication and operating performance of the PX device. These guarantees are issued under the Company’s credit facility (see Note 4) or collateralized by restricted cash (see Note 3). These guarantees typically remain in place for periods ranging from 24 to 36 months and, in some cases, up to 65 months, which relate to the corresponding underlying product warranty period.
     Employee Agreements
     The Company has an agreement with its chief executive officer governing the terms of his employment. The agreement expires in December 2009.
     Litigation
     The Company is not currently a party to any material litigation, and the Company is not aware of any pending or threatened litigation against it that the Company believes would adversely affect its business, operating results, financial condition or cash flows. However, in the future, the Company may be subject to legal proceedings in the ordinary course of business.
     Note 7 — Stockholders’ Equity
     Stock Option Plans
     The following table summarizes the stock option activity under the Company’s stock option plans for the three months ended March 31, 2009:

	Options Outstanding
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value (in
	Shares	Price	Life (in years)	thousands)(1)
Balance at December 31, 2008	2,531,986	$5.48	8.6	$6,593
Options granted	600	6.84	—	—
Options exercised	(105,368)	2.00	—	—
Options forfeited	(112,188)	5.81	—	—

Balance at March 31, 2009	2,315,030	5.62	8.4	$5,776

Vested and exercisable as of March 31, 2009	678,925	$2.11	7.2	$3,724

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company’s stock as of March 31, 2009 of $7.60 per share. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.
     Pursuant to Section 3.2 of the Company’s 2008 Equity Incentive Plan (“2008 Plan”), an additional 2,500,000 shares have automatically been reserved for issuance under the 2008 Plan during the first quarter of 2009. Including 43,187 options forfeited or canceled under the 2008 Plan during the first quarter of 2009, total shares available for issuance under the Company’s stock option plans as of March 31, 2009 is 2,689,036. Options forfeited or canceled under prior stock option plans are not made available for issuance due to the cancelation of those plans by the Company in July 2008.
     In April 2009, the Company granted an additional 1,190,000 options to various officers and directors. The options vest over a four year period.
     Share-based Compensation Expense
     For the three months ended March 31, 2009 and 2008, the Company recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008 (1)
Cost of revenue	$24	$24
General and administrative	92	90
Sales and marketing	60	74
Research and development	19	33

	$195	$221

(1)	Share-based compensation expense for the three months ended March 31, 2008 included $135,000 related to employee share-based compensation arrangements accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).
Note 8 — Business Segment and Geographic Information
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

	Three Months Ended
	March 31,
	2009	2008
Domestic revenue	$709	$721
International revenue	11,937	8,399

Total revenue	$12,646	$9,120

Revenue by country:
Israel	54%	—%
Australia	14	—
Algeria	*	49
Others	32	51

Total	100%	100%

*	Less than 1%.
Note 9 — Concentrations
     Two customers accounted for approximately 55% of the Company’s accounts receivable at March 31, 2009. As of December 31, 2008, five customers accounted for approximately 81% of accounts receivable.
     Revenue from customers representing 10% or more of net revenue varies from period to period. For the three months ended March 31, 2009, IDE Technologies, Ltd. accounted for approximately 66% of the Company’s net revenue. For the three months ended March 31, 2008, Geida, a consortium of Befesa Agua, Cobra-Tedagua, and Sadyt S.A., accounted for approximately 49% of the Company’s net revenue. No other customer accounted for more than 10% of the Company’s net revenue during any of these periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.
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
     Forward-looking statements in this report include, without limitation, statements about the following:
•	our expectation that our expenditures for research and development will increase;

•	our expectation that we will continue to rely on sales of our PX devices for a substantial portion of our revenue;

•	our expectation that a significant portion of our annual sales will continue to occur during the fourth quarter;

•	our expectation that sales outside of the United States will remain a significant portion of our revenue;

•	our expectation that future sales and marketing expense will increase; and

•	our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months
     All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Part II, Item 1A: Risk Factors” and are based on information available to us as of May 8, 2009. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Part II, Item 1A: Risk Factors,” and our results disclosed from time to time in our reports on Forms 10-K, 10-Q and 8-K and our Annual Reports to Stockholders.
     The following should be read in conjunction with the condensed financial statements and related notes included in “Part I, Item 1: Financial Statements” of this quarterly report and the consolidated financial statements and related notes included in our Annual Report on Form 10-K as filed on March 27, 2009.
Overview
     We are in the business of designing, developing and manufacturing energy recovery devices for sea water reverse osmosis desalination. Our company was founded in 1992 and we introduced the initial version of our energy recovery device, the PX®, in early 1997. As of March 31, 2009, we had shipped approximately 6,400 PX devices to desalination plants worldwide.
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

     A limited number of our customers accounts for a substantial portion of our accounts receivables and net revenue. As of March 31, 2009, two customers accounted for approximately 55% of our accounts receivable.
     Revenue from customers representing 10% or more of total revenue varies from year to year. For the three months ended March 31, 2009, one customer, IDE Technologies Ltd., accounted for approximately 66% of our net revenue. For the three months ended March 31, 2008, one customer, Geida, represented approximately 49% of our net revenue.
     During the three months ended March 31, 2009 and 2008, most of our revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our revenue for the foreseeable future.
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
First Quarter of 2009 Compared to First Quarter of 2008
Results of Operations
     The following table sets forth certain data from our historical operating results as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2009		2008		Change
Results of Operations:*
Net revenue	$12,646	100.0%	$9,120	100.0%	$3,526	39%
Cost of revenue	4,573	36.2%	3,674	40.3%	899	24%

Gross profit	8,073	63.8%	5,446	59.7%	2,627	48%
Operating expenses:
General and administrative	3,154	24.9%	2,661	29.2%	493	19%
Sales and marketing	1,510	11.9%	1,343	14.7%	167	12%
Research and development	804	6.4%	509	5.6%	295	58%

Total operating expenses	5,468	43.2%	4,513	49.5%	955	21%

Income from operations	2,605	20.6%	933	10.2%	1,672	179%
Other income (expense):
Interest expense	(14)	(0.1)%	(21)	(0.2)%	7	(33)%
Interest income and other income (expense)	(88)	(0.7)%	647	7.1%	(735)	(114)%

Income before provision for income taxes	2,503	19.8%	1,559	17.1%	944	61%
Provision for income taxes	949	7.5%	612	6.7%	337	55%

Net income	$1,554	12.3%	$947	10.4%	$607	64%

*	Percentages may not add up to 100% due to rounding.

     Our net revenue increased by $3.5 million, or 39%, to $12.6 million for the three months ended March 31, 2009 from $9.1 million for the three months ended March 31, 2008. This increase was primarily due to higher sales of our PX-220 device and the recently introduced PX-260 device. Greater market acceptance of the PX devices and the overall growth of the desalination market drove the increased demand for the products. To a lesser degree, the increase in net revenue was partially contributable to an increase in the average unit selling price in the first quarter of 2009 compared to the first quarter of 2008.
     For the three months ended March 31, 2009, the sales of PX devices accounted for approximately 93% of our revenue, pump sales accounted for approximately 3% and spare parts and service accounted for 4%. For the three months ended March 31, 2008, the sales of PX devices accounted for approximately 91% of revenue, pump sales accounted for approximately 6%, and spare parts and service accounted for 3%.
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

	Three Months Ended
	March 31,
	2009	2008
Domestic revenue	$709	$721
International revenue	11,937	8,399

Total revenue	$12,646	$9,120

Revenue by country:
Israel	54%	—%
Australia	14	—
Algeria	*	49
Others	32	51

Total	100%	100%

*	Less than 1%.
     Gross Profit
     Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, capital costs, excess and obsolete inventory expense, and manufactured components. The largest component of our cost of revenue is raw materials, primarily ceramic materials, which we obtain from multiple suppliers. For the three months ended March 31, 2009, gross profit as a percentage of net revenue was 63.8%, as compared to 59.7% for the three months ended March 31, 2008. The increase of 4.1% in gross margin as a percentage of revenue was primarily due to an increase in the average sales price per unit as well as a decrease in the average cost per unit in the first quarter of 2009 compared to the first quarter of 2008.
     Stock compensation expense included in cost of revenue was $24,000 for the three months ended March 31, 2009 and March 31, 2008.
     Future gross profit is highly dependent on the product and customer mix of our net revenues. Accordingly, we are not able to predict our future gross profit levels with certainty.
     General and Administrative Expense
     General and administrative expense increased by $493,000, or 19%, to $3.2 million for the three months ended March 31, 2009 from $2.7 million for the three months ended March 31, 2008. As a percentage of net revenue, general and administrative expense was 25% for the three months ended March 31, 2009 and 29% for the three months ended March 31, 2008. The increase of general and administrative expense was attributable primarily to the increase in general and administrative headcount and professional services to support our growth in operations and to support the requirements for operating as a public company. General and administrative employees increased to 33 at March 31, 2009 from 17 at March 31, 2008.

     Of the $493,000 increase in general and administrative expense, increases of $834,000 related to compensation and employee-related benefits and $58,000 related to occupancy and other administrative costs were partially offset by decreases of $283,000 related to professional services and $116,000 related to Value Added Taxes (VAT). Stock-based compensation expense included in general and administrative expense was $92,000 for the three months ended March 31, 2009 and $90,000 for the three months ended March 31, 2008.
     Sales and Marketing Expense
     Sales and marketing expense increased by $167,000, or 12%, to $1.5 million for the three months ended March 31, 2009 from $1.3 million for the three months ended March 31, 2008. This increase was primarily related to growth in our sales that resulted in higher headcount with sales and marketing employees increasing to 20 at March 31, 2009 from 16 at March 31, 2008. In addition, our sales team is compensated in part by commissions, resulting in increased sales expense as our sales levels increase.
     As a percentage of our net revenue, sales and marketing expense decreased to 12% for the three months ended March 31, 2009 from 15% for the three months ended March 31, 2008. The decrease in 2009 was attributable primarily to the increase in our net revenue that period, which grew at a greater rate than our sales and marketing expense.
     Of the $167,000 net increase in sales and marketing expense for the three months ended March 31, 2009, $273,000 related to compensation, employee-related benefits and commissions to outside sales representatives and $32,000 related to occupancy and other administrative costs. The increases were partially offset by a decrease of $138,000 related to other sales and marketing costs. Stock-based compensation expense included in sales and marketing expense was $60,000 for the three months ended March 31, 2009 and $74,000 for the three months ended March 31, 2008.
     We expect that our future sales and marketing expense will increase in absolute dollars as our revenue increases.
     Research and Development Expense
     Research and development expense increased by $295,000, or 58%, to $804,000 for the three months ended March 31, 2009 from $509,000 for the three months ended March 31, 2008. Of the $295,000 increase, compensation and employee-related benefits accounted for $138,000, research and development direct project costs accounted for $120,000, consulting and professional service fees accounted for $34,000, and occupancy and other miscellaneous costs accounted for $3,000.
     Headcount in our research and development department increased to 10 at March 31, 2009 from eight at March 31, 2008. Stock-based compensation expense included in research and development expense was $19,000 for three months ended March 31, 2009 and $33,000 for the three months ended March 31, 2008.
     We anticipate that our research and development expenditures will increase in the future as we expand and diversify our product offerings.
     Other Income (Expense), Net
     Other net income (expense) changed unfavorably by ($728,000) to ($102,000) for the three months ended March 31, 2009 from $626,000 for the three months ended March 31, 2008. The change was primarily due to a reduction in foreign currency denominated contracts and unfavorable changes in foreign currency rates, resulting in net foreign currency transaction losses of ($134,000) for the three months ended March 31, 2009 compared to net foreign currency transaction gains of $619,000 for the three months ended March 31, 2008. The unfavorable change in other net income (expense) was slightly offset by an increase in interest earnings of $18,000 resulting from IPO net proceeds of $76.7 million received in July 2008 and by a decrease in net interest expense of $7,000.

Liquidity and Capital Resources
Overview
     Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services, and borrowings under our credit facility. From January 1, 2005 through December 31, 2008, we issued common stock for aggregate net proceeds of $83.5 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.
     As of March 31, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $75.0 million, which are invested primarily in money market funds, and accounts receivable of $11.6 million.
     In February 2009, we terminated a March 2008 credit agreement with a financial institution. As a result, we transferred $9.1 million in cash to a restricted cash account as collateral for outstanding irrevocable standby letters of credit that were collateralized by the credit agreement as of the date of its termination and collateral for the outstanding equipment promissory note.
     Upon the termination of the credit agreement, a new loan and security agreement with another financial institution became effective. The new agreement provides a total available credit line of $15.0 million. Under the new agreement, we are allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $14.8 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the advances and the collateral do not exceed $15.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%. The new agreement expires on December 31, 2009 and is collateralized by substantially all of the company’s assets. As of March 31, 2009, we were in compliance with all financial and administrative covenants under this new agreement.
     During the periods presented, we provided certain customers with irrevocable standby letters of credit to secure our obligations for the delivery of products and performance guarantees in accordance with sales arrangements. These letters of credit were issued largely under the our revolving note credit facility. The letters of credit generally terminate within 12 to 36 months, and in some cases up to 65 months from issuance. At March 31, 2009, the amounts outstanding on the letters of credit totaled approximately $10.2 million of which $2.0 million were issued and collateralized under our credit agreement.
     Cash Flows from Operating Activities
     Net cash provided by (used in) operating activities was $5.2 million and ($351,000) for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009 and 2008, cash provided by net income of $1.6 million and $947,000, respectively, was adjusted to $1.7 million and $757,000, respectively, by non-cash items (depreciation, amortization, unrealized gains and losses on foreign exchange, stock-based compensation, provisions for doubtful accounts, warranty reserves and excess and obsolete inventory) totaling $140,000 and ($190,000), respectively. The net cash outflow effect from changes in assets and liabilities was $3.5 million and $(1.1) million for the three months ended March 31, 2009 and 2008, respectively. Net changes in assets and liabilities are primarily attributable to increases in inventory as a result of the growth of our business, changes in accounts receivable and unbilled receivables as a result of timing of invoices and collections for large projects, changes in prepaid expenses and accrued liabilities as a result of the timing of payments to employees, vendors and other third parties, and changes in deferred revenue as a result of timing of advance billings and product deliveries.
     Cash Flows from Investing Activities
     Cash flows used in investing activities primarily relate to capital expenditures to support our growth, as well as increases in our restricted cash used to collateralize our letters of credit.
     Net cash (used in) provided by investing activities was $(9.7) million and $1.5 million for three months ended March 31, 2009 and 2008, respectively. The change to net cash used in investing activities from net cash provided by investing activities was primarily attributable to an increase in restricted cash of $8.8 million during the first quarter of 2009 compared to the release of restricted cash of $1.6 million during the first quarter of 2008. The remaining portion of the net cash used resulted from an increase in purchases of property and equipment of $877,000 during the first quarter of 2009 compared to the first quarter of 2008.

     Cash Flows from Financing Activities
     Net cash provided by financing activities decreased $276,000 to $212,000 for the three months ended March 31, 2009 from $488,000 for the three months ended March 31, 2008. The decrease in cash flows from financing activities is primarily attributable to a decrease in the receipt of repayments of promissory notes by stockholders of ($388,000) and an increase in the repayment of long term debt of ($77,000) during the three months ended March 31, 2009 versus the three months ended March 31, 2008. The decreases are partially offset by an increase in stock option exercises of $189,000 during the first quarter of 2009 as compared to the first quarter of 2008.
     Liquidity and Capital Resource Requirements
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
Contractual Obligations
     We lease facilities under fixed non-cancelable operating leases that expire on various dates through 2019. The future minimum lease payments under these leases as of March 31, 2009 is $12.7 million. For additional information, see Note 6 — “Commitments and Contingencies” to the unaudited Condensed Consolidated Financial Statements.
     Recently, we entered into purchase commitments with several vendors for the purchase of ceramics manufacturing equipment. If the orders are canceled, we are obligated to pay either 30% of the original purchase order or the total costs incurred by the vendor through the date of cancelation, whichever is greater. As of March 31, 2009, purchase commitments with these vendors totaled approximately $1.3 million.
     In the course of our normal operations, we also entered into purchase commitments with our suppliers for various key raw materials and component parts. The purchase commitments covered by these arrangements are subject to change based on our sales forecasts for future deliveries and we have the right to cancel the arrangements prior to the date of delivery. As of March 31, 2009, these open purchase order totaled approximately $6.2 million.
     We have agreements with guarantees or indemnity provisions that we have entered into with, among others, customers and OEMs in the ordinary course of business. Based on our experience and information known to us as of March 31, 2009, we believe that our exposure related to these guarantees and indemnities as of March 31, 2009 was not material.
Off-Balance Sheet Arrangements
     During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.
Recent Accounting Pronouncements
     See Note 1 — “The Company and Summary of Significant Accounting Policies” to the condensed consolidated financial statements regarding the impact of certain recent accounting pronouncements on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     The information in this section should be read in connection with the information on financial market risk related to changes in non-U.S. currency exchange rates and interest rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008. Our market risk profile has not changed significantly during the first three months of 2009.

     Foreign Currency Risk
     Currently, the majority of our revenue contracts have been denominated in United States dollars. In some circumstances, we have priced certain international sales in Euros.
     As we expand our international sales, we expect that a portion of our revenue could continue to be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates. Our international sales and marketing operations incur expense that is denominated in foreign currencies. This expense could be materially affected by currency fluctuations. Our exposures are primarily to fluctuations in exchange rates for the United States dollar versus the Euro. Changes in currency exchange rates could adversely affect our consolidated operating results or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. We have not hedged our exposure to changes in foreign currency exchange rates because expenses in foreign currencies have been insignificant to date, and exchange rate fluctuations have had little impact on our operating results and cash flows.
     Interest Rate Risk
     We had cash and cash equivalents totaling $75.0 million at March 31, 2009. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future interest income.
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
Item 4(T). Controls and Procedures.
     Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Our primary product is the PX device, and sales of our PX device historically have accounted for a high percentage of our revenue. While we sell a variety of models of the PX device depending on the design of the desalination plant and its desired output, all of our models rely on the same basic technology developed and refined over the past 12 years. We expect that the revenue from our PX devices will continue to account for most of our revenue for the foreseeable future. Any factors adversely affecting the demand for desalination, including changing weather patterns, increased precipitation, new technology for producing fresh water, new energy technology or reduced energy costs, changes in the global economy, and political changes, would reduce the demand for PX devices and would cause a significant decline in our revenue. For example, desalination projects have in the past been cancelled or delayed due to political issues, changes in precipitation and problems with financing. Similarly, any other factors adversely affecting the demand for our PX devices, including new methods of desalination that reduce pressure and energy requirements, improvements in membrane technology, new energy recovery technology, increased competition, changes in customer spending priorities and industry regulations would also cause a significant decline in our revenue. Some of the factors that may affect sales of our PX device may be out of our control.
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

     A limited number of our customers can account for a substantial portion of our net revenue. Revenue from engineering and construction firms and other customers representing 10% or more of total revenue varies from year to year. See “Note 9 — Concentrations” to the condensed consolidated financial statements regarding the impact of customer concentrations on our condensed consolidated financial statements. We do not have long-term contracts with our customers; instead, we sell to them on a purchase order or project basis or under individual stand-alone contracts. Orders may be postponed or delayed by our customers on short or no notice. If these customers reduce their purchases, our projected revenue may significantly decrease, which will adversely affect our financial condition and future growth. If one of our engineering and construction firm customers delays or cancels one or more of its projects, or if it fails to pay amounts due to us or delays its payments, our revenue or operating results could be negatively affected. There are a limited number of engineering and construction firms which are involved in the desalination industry. Thus, if one of them decides not to continue to use our energy recovery devices in its future projects, we may not be able replace such a lost customer with another such customer and our net revenue would be negatively affected.
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
     Our customer contracts generally contain holdback provisions pursuant to which the final installments to be paid under such sales contracts are due up to 24 months after the product has been shipped to the customer and revenue has been recognized. Typically, between 10 and 20%, and in some instances up to 30% of the revenue we receive pursuant to our customer contracts are subject to such holdback provisions and are accounted for as unbilled receivables until we deliver invoices for payment. As of March 31, 2009, we had approximately $4.1 million of current unbilled receivables and approximately $2.7 million of non-current unbilled receivables. If we are unable to invoice and collect, or if our customers fail to make payments due under our sales contracts, our results of operations will be adversely affected.
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
     Since 2004, we have invested more than $5 million in research and development costs associated with our PX products. From time to time, our customers have expressed a need for greater processing efficiency. In response, and as part of our strategy to enhance our energy recovery solutions and grow our business, we plan to continue to make substantial investments in the research and development of new technologies. While new products have the potential to meet specified needs of key markets, their pricing may not meet customer expectations and they may not perform as well as our other PX devices. It is possible that potential customers may not accept new pricing structures. It is also possible that the release of new products may be delayed if testing reveals unexpected flaws. Our future success will depend in part on our ability to continue to design and manufacture new products, to enhance our existing products and to provide new value-added services. We may experience unforeseen problems in the performance of our existing and new technologies or products. Furthermore, we may not achieve market acceptance of our new products and solutions. If we are unable to develop competitive new products, or if the market does not accept such products, our business and results of operations will be adversely affected.
Our plans to manufacture a portion of our ceramic components may prove to be more costly or less reliable than outsourcing.
     We currently outsource the production of our ceramic components from a limited number of ceramic vendors. To diversify our supply of ceramics and retain more control over our intellectual property, we intend to vertically integrate by producing a portion of our ceramic component needs in house. Recent contraction in the ceramics manufacturing business has accelerated our schedule for this initiative. If we are less efficient at producing our ceramic components or are unable to achieve required yields that are equal to or greater than the vendors to which we outsource, then our cost of revenue may be adversely affected. If we are unable to initiate the production of our ceramics parts on schedule, unable to manufacture these parts in-house efficiently and/or another of our ceramics suppliers goes out of business, we may be exposed to increased risk of supply chain disruption and capacity shortages.
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
We depend on a limited number of vendors for our supply of ceramics, which is a key component of our products. If any of our ceramics vendors cancels its commitments or is unable to meet our demand and/or requirements, our business could be harmed.
     We rely on a limited number of vendors to produce the ceramics used in our products. For the three months ended March 31, 2009, two ceramics suppliers represented approximately 57% of our purchases from all suppliers. If any of our ceramic suppliers were to have financial difficulties, cancel or materially change their commitments with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition.
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
We face competition from a number of companies that offer competing energy recovery solutions. If any of these companies produce superior technology or offer more cost effective products, our competitive position in the market could be harmed and our profits may decline.
     The market for energy recovery devices for desalination plants is competitive and continually evolving. The PX device competes with slow cycle isobaric, turbine and hydraulic energy recovery devices. Our three primary competitors are Calder AG (recently acquired by Flowserve Corporation), Fluid Equipment Development Company and Pump Engineering Incorporated. Other potential competitors may enter the market. We expect competition to persist and intensify as the desalination market opportunity grows. Some of our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Also, our competitors may have more extensive customer bases and broader customer relationships than we do, including long-standing relationships or exclusive contracts with our current or potential customers. For instance, we have had difficulties penetrating some of the Caribbean markets because Consolidated Water Co. Ltd., a major builder of seawater reverse osmosis desalination plants in that area, has an exclusive agreement with Calder AG to use Calder’s technology. In addition, our competitors may have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to market and sell their products more effectively. Moreover, if one or more of our competitors were to merge or partner with another company, the change in the competitive landscape could adversely affect our ability to compete effectively which would affect our business, operating results and financial condition.
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
     Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 13% of our outstanding common stock as of April 15, 2009. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.
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
     None.
     (b) Use of Proceeds from Public Offering of Common Stock
     On July 1, 2008, our registration statement (No. 333-150007) on Form S-1 was declared effective for our initial public offering, or IPO, pursuant to which we registered the offering and sale of an aggregate 16,100,000 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $8.50 per share, or aggregate offering price of $136.9 million, of which $86.5 million related to 10,178,566 shares sold by us and $50.4 million related to 5,921,434 shares sold by selling stockholders. The offering closed on July 8, 2008 with respect to the primary shares and on July 11, 2008 with respect to the over-allotment shares. The managing underwriters were Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC.
     As a result of the offering, we received net proceeds of approximately $76.7 million, after deducting underwriting discounts and commissions of $6.1 million and additional offering-related expenses of approximately $3.7 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. In the first quarter of 2009, we pledged $9.1 million of the net proceeds as collateral to facilitate the early termination of a credit facility with a financial institution. We anticipate that we will use the remaining net proceeds from our IPO for working capital and other general corporate purposes, including to finance our growth, develop new products, fund capital expenditures, or to expand our existing business through acquisitions of other businesses, products or technologies. However, we do not have agreements or commitments for acquisitions at this time. Pending such uses, we have deposited a substantial amount of the net proceeds in a U.S. Treasury based money market fund as of March 31, 2009. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit No.	Description
10.19	Loan and Security Agreement dated January 7, 2009, between the Company and Citibank, N.A.

10.20	Pledge and Security Agreement dated February 17, 2009, between the Company and Comerica Bank.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Energy Recovery, Inc.

By:
	/s/ G. G. PIQUE	President and Chief Executive Officer	May 8, 2009
	G. G. Pique	(Principal Executive Officer)

	/s/ THOMAS D. WILLARDSON	Chief Financial Officer
	Thomas D. Willardson	(Principal Financial Officer)	May 8, 2009

Exhibit List

Exhibit No.	Description
10.19	Loan and Security Agreement dated January 7, 2009, between the Company and Citibank, N.A.

10.20	Pledge and Security Agreement dated February 17, 2009, between the Company and Comerica Bank.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.