Form 10-Q
period 2009-06-30
Energy Recovery, Inc.
filed 2009-08-07
CIK 1421517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34112
Energy Recovery, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	01-0616867 (IRS Employer Identification No.)

1908 Doolittle Drive San Leandro, CA 94577 (Address of Principal Executive Offices)	94577 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of July 31, 2009, there were 50,156,444 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$79,631	$79,287
Restricted cash	2,284	246
Accounts receivable, net of allowance for doubtful accounts of $295 and $59 at June 30, 2009 and December 31, 2008, respectively	8,407	20,615
Unbilled receivables, current	4,629	4,948
Inventories	11,160	8,493
Deferred tax assets, net	1,755	1,755
Prepaid income taxes	1,065	—
Prepaid expenses and other current assets	1,306	984

Total current assets	110,237	116,328
Unbilled receivables, non-current	355	1,929
Restricted cash, non-current	3,461	19
Property and equipment, net	4,399	1,845
Intangible assets, net	308	321
Deferred tax assets, non-current, net	119	119
Other assets, non-current	52	51

Total assets	$118,931	$120,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,838	$2,270
Accrued expenses and other current liabilities	3,587	4,787
Income taxes payable	108	1,657
Accrued warranty reserve	295	270
Deferred revenue	2,643	4,000
Current portion of long-term debt	128	172
Current portion of capital lease obligations	39	37

Total current liabilities	8,638	13,193
Long-term debt	277	385
Capital lease obligations, non-current	7	27
Other non-current liabilities	5	8

Total liabilities	8,927	13,613

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 50,153,944 and 50,015,718 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	50	50
Additional paid-in capital	99,841	98,527
Notes receivable from stockholders	(88)	(296)
Accumulated other comprehensive loss	(44)	(44)
Retained earnings	10,245	8,762

Total stockholders’ equity	110,004	106,999

Total liabilities and stockholders’ equity	$118,931	$120,612

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenue	$9,089	$11,961	$21,735	$21,081
Cost of revenue	3,291	3,951	7,864	7,625

Gross profit	5,798	8,010	13,871	13,456
Operating expenses:
General and administrative	3,508	2,854	6,662	5,515
Sales and marketing	1,651	1,453	3,161	2,796
Research and development	826	536	1,630	1,045

Total operating expenses	5,985	4,843	11,453	9,356

Income (loss) from operations	(187)	3,167	2,418	4,100
Other income (expense):
Interest expense	(10)	(24)	(24)	(45)
Interest and other income (expense), net	117	(23)	29	624

Income (loss) before provision for income taxes	(80)	3,120	2,423	4,679
Provision for income taxes	(9)	1,291	940	1,903

Net income (loss)	$(71)	$1,829	$1,483	$2,776

Earnings (loss) per share:
Basic	$(0.00)	$0.05	$0.03	$0.07

Diluted	$(0.00)	$0.04	$0.03	$0.07

Number of shares used in per share calculations:
Basic	50,146	39,827	50,099	39,816

Diluted	50,146	42,284	52,629	42,240

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$1,483	$2,776
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	392	238
Interest accrued on notes receivables from stockholders	(3)	(9)
Stock-based compensation	911	320
Net gain on foreign currency transactions	(466)	(586)
Provision for doubtful accounts	260	1
Provision for (reversal of) warranty claims	37	(550)
Provision for excess or obsolete inventory	86	53
Changes in operating assets and liabilities:
Accounts receivable	12,402	416
Unbilled receivables	1,878	(1,047)
Inventories	(2,753)	(2,322)
Prepaid and other assets	(1,388)	(3,409)
Accounts payable	(432)	137
Accrued expenses and other liabilities	(1,179)	3,427
Income taxes payable	(1,433)	(699)
Deferred revenue	(1,357)	939

Net cash provided by (used in) operating activities	8,438	(315)

Cash Flows From Investing Activities
Capital expenditures	(2,935)	(286)
Restricted cash	(5,480)	1,587
Other	—	(1)

Net cash (used in) provided by investing activities	(8,415)	1,300

Cash Flows From Financing Activities
Repayment of long-term debt	(152)	(86)
Repayment of capital lease obligation	(18)	(18)
Net proceeds from issuance of common stock	280	35
Repayment of notes receivables from stockholders	211	518
Other short term financing activities	—	(6)

Net cash provided by financing activities	321	443

Effect of exchange rate differences on cash and cash equivalents	—	(13)

Net change in cash and cash equivalents	344	1,415
Cash and cash equivalents, beginning of period	79,287	240

Cash and cash equivalents, end of period	$79,631	$1,655

Supplemental disclosure of cash flow information
Cash paid for interest	$24	$45

Cash paid for income taxes	$3,440	$2,603

Supplemental disclosure of non-cash transactions
Issuance of common stock in exchange for notes receivable from stockholders	$—	$14

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

     As of June 30, 2009, the Company’s financial assets measured at fair value on a consistent basis consist of cash, cash equivalents, and restricted cash, which are valued using market prices in active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.
     Effective this quarter, the Company implemented Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. All events or transactions that occurred after June 30, 2009 up through August 7, 2009, the date that these financial statements were available for issuance, have been evaluated. During this period, there were no material recognizable or unrecognizable subsequent events.
     No other new accounting pronouncement issued or effective during the period had or is expected to have a material impact on the consolidated financial statements.
Note 2 — Earnings (Loss) per Share
     In accordance with SFAS No. 128, Earnings per Share, the following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$(71)	$1,829	$1,483	$2,776

Denominator:
Weighted average common shares outstanding	50,146	39,827	50,099	39,816
Effect of dilutive securities:
Nonvested shares	—	18	—	10
Stock options	—	561	610	545
Warrants	—	1,878	1,920	1,869

Total shares for purpose of calculating diluted net income (loss) per share	50,146	42,284	52,629	42,240

Earnings (loss) per share:
Basic	$(0.00)	$0.05	$0.03	$0.07

Diluted	$(0.00)	$0.04	$0.03	$0.07

     The following potential common shares were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options	3,519	252	1,855	233
Warrants	2,074	—	—	—
Note 3 —Balance Sheet Details
     Restricted Cash
     The Company has irrevocable standby letters of credit with two financial institutions securing performance and warranty commitments under contracts with customers and lessors and an outstanding equipment promissory note. The standby letters of credit are collateralized by either a line of credit (see Note 4) or restricted cash. At June 30, 2009 and December 31, 2008, the amount of irrevocable standby letters of credit collateralized by restricted cash was $5.3 million and $265,000, respectively. At June 30, 2009, restricted cash of $0.4 million secured the promissory note. The Company has deposited a corresponding amount into non-interest bearing accounts.

     Inventories
     Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$4,038	$2,894
Work in process	380	139
Finished goods	6,742	5,460

	$11,160	$8,493

     Property and Equipment
     Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Machinery and equipment	$2,746	$2,434
Office equipment, furniture, and fixtures	1,115	772
Automobiles	22	22
Software	293	208
Leasehold improvements	466	466
Construction in progress	1,940	—

	6,582	3,902
Less: accumulated depreciation and amortization	(2,183)	(2,057)

	$4,399	$1,845

     Construction in progress costs at June 30, 2009 primarily relate to the construction and installation of specialized manufacturing equipment. The Company estimates the costs to complete this construction in progress to be approximately $1.5 million as of June 30, 2009 and expects to complete construction within the next twelve months.
     Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Accrued payroll and commission expenses	$2,544	$2,929
Professional fees	303	193
Inventory in transit	162	251
Collaboration fees	91	916
Other accrued expenses and current liabilities	487	498

	$3,587	$4,787

Note 4 — Long-Term Debt
     Promissory Notes
     In February 2009, the Company paid the outstanding balance of a fixed promissory note for a total of $83,000, including accrued interest.

     As of June 30, 2009, long term debt consisted of one equipment promissory note payable. Future minimum principal payments due under this long-term debt arrangement consists of the following (in thousands):

June 30,
2009
2009 (remaining six months)	$64
2010	128
2011	128
2012	85

$405

     Credit Agreements
     In February 2009, the Company terminated a March 2008 credit agreement with a financial institution. As a result, during the first quarter of 2009, the Company transferred $9.1 million in cash to a restricted cash account as collateral for outstanding irrevocable standby letters of credit that were collateralized by the credit agreement as of the date of its termination and as collateral for an outstanding equipment promissory note. During the six months ended June 30, 2009, $3.4 million of the restricted cash was released.
     Upon the termination of the credit agreement, a new loan and security agreement with another financial institution became effective. The new agreement provides a total available credit line of $15.0 million. Under the new agreement, the Company is allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $14.8 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the advances and the collateral do not exceed $15.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%. The new agreement expires on December 31, 2009 and is collateralized by substantially all of the Company’s assets. The Company is subject to certain financial and administrative covenants under this new agreement. As of June 30, 2009, the Company was in compliance with these covenants.
     During the periods presented, the Company provided certain customers with irrevocable standby letters of credit to secure its obligations for the delivery of products, performance guarantees and warranty commitments in accordance with sales arrangements. These letters of credit were issued under the Company’s credit line and generally terminate within 12 to 36 months from issuance. At June 30, 2009 and December 31, 2008, the amounts outstanding on the letters of credit collateralized by the Company’s credit line totaled approximately $3.8 million and $8.4 million, respectively.
Note 5 — Income Taxes
     The Company’s effective tax rate for the six months ended June 30, 2009 and 2008 was 38.8% and 40.7%, respectively. These effective tax rates differ from the U.S. statutory rate principally due to the effect of state income taxes and non-deductible stock based compensation, offset in part by deductions and credits related to manufacturing and research and development, respectively.
     There have been no material changes to the Company’s income tax position during the six months ended June 30, 2009.
Note 6 — Commitments and Contingencies
     Lease Obligations
     The Company leases facilities under fixed non-cancelable operating leases that expire on various dates through July 2019. Future minimum lease payments consist of the following (in thousands):

June 30,
2009
2009 (remaining six months)	$847
2010	1,586
2011	1,405
2012	1,379
2013	1,413
Thereafter	8,560

$15,190

     Product Warranty
     The Company sells products with a limited warranty for a period ranging from one to five years. The Company accrues for warranty costs based on estimated product failure rates, historical activity and expectations of future costs. The Company periodically evaluates and adjusts the warranty costs to the extent actual warranty costs vary from the original estimates.
     The following table summarizes the activity related to the product warranty liability during the six months ended June 30, 2009 (in thousands):

	Six Months Ended June 30,
	2009	2008
Balance at beginning of period	$270	$868
Warranty costs charged to cost of revenue	37	138
Utilization of warranty	(12)	(68)
Reduction of extended warranty reserve	—	(688)

Balance at end of period	$295	$250

     Purchase Obligations
     In 2008, the Company entered into a supply agreement with a vendor. Under this agreement, the Company is obligated to pay a fee of up to $250,000 if the Company does not meet minimum purchase requirements by 2012.
     As of June 30, 2009, the Company had entered into purchase commitments with several vendors for the purchase of ceramics manufacturing equipment. If the orders are canceled, the Company is generally obligated to pay up to 30% of the original purchase order or the total costs incurred by the vendor through the date of cancelation, whichever is greater. As of June 30, 2009, the Company had approximately $1.5 million of these open purchase commitments.
     In addition, the Company had purchase order arrangements related to various key raw materials and components parts with several vendors for which it had not received the related goods or services as of June 30, 2009. These arrangements are subject to change based on the Company’s sales demand forecasts and the Company has the right to cancel the arrangements prior to the date of delivery. As of June 30, 2009, the Company had approximately $5.6 million of these open purchase order arrangements.
     Guarantees
     The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, generally limited to personal injury and property damage caused by the Company’s employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009 and December 31, 2008.
     In certain cases, the Company issues warranty and product performance guarantees to its customers for amounts ranging from 10% to 30% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication and operating performance of the PX device. These guarantees are issued under the Company’s credit facility (see Note 4) or collateralized by restricted cash (see Note 3). These guarantees typically remain in place for periods ranging from 12 to 36 months and, in some cases, up to 65 months, which generally relate to the corresponding underlying product warranty period.
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
Note 7 — Stockholders’ Equity
     Equity Incentive Plans
     The following table summarizes the stock option activity under the Company’s equity incentive plans for the six months ended June 30, 2009:

		Options Outstanding
				Weighted
			Weighted	Average	Aggregate
	Shares Available		Average	Remaining	Intrinsic
	for		Exercise	Contractual	Value (in
	Issuance	Shares	Price	Life (in years)	thousands)(2)
Balance at December 31, 2008	146,449	2,531,986	$5.48	8.6	$6,593
Shares authorized for issuance	2,500,000	—	—
Options granted	(1,246,300)	1,246,300	7.32
Options exercised	—	(138,226)	2.02
Options forfeited (1)	52,187	(121,188)	5.97

Balance at June 30, 2009	1,452,336	3,518,872	6.25	8.8	$4,994

Vested and exercisable as of June 30, 2009	—	715,197	$2.15	7.0	$3,523

(1)	Pursuant to Section 3.3 of the Company’s 2008 Equity Incentive Plan (“2008 Plan”), options under the 2008 Plan that are forfeited or terminated shall become available for issuance again under the plan. Due to the cancellation of all prior stock option plans, options that are forfeited or terminated under any other stock option plan cannot be reissued.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company’s stock as of June 30, 2009 of $7.08 per share. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.
     In July 2009, the Company issued 120,000 stock options and 84,000 restricted stock units to certain executives under the 2008 Plan.
     Stock-based Compensation Expense
     For the three and six months ended June 30, 2009 and 2008, the Company recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008 (1)	2009	2008 (1)
Cost of revenue	$44	$8	$68	$31
General and administrative	461	49	553	142
Sales and marketing	150	29	210	102
Research and development	61	13	80	45

	$716	$99	$911	$320

(1)	Share-based compensation expense for the three and six months ended June 30, 2008 included $7,000 and $142,000, respectively, related to employee share-based compensation arrangements accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).

     As of June 30, 2009, total unrecognized compensation cost related to non-vested options, net of forfeitures, was $7.7 million, which is expected to be recognized as expense over a weighted-average period of approximately 3.3 years.
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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008		2009	2008
Domestic revenue	$713	$1,146		$1,422	$1,867
International revenue	8,376	10,815		20,313	19,214

Total revenue	$9,089	$11,961		$21,735	$21,081

Revenue by country:
Algeria	57%	*	%	24%	21%
Italy	15	*		6	*
United States	8	10		7	9
Spain	5	38		7	24
Israel	*	5		31	3
China	*	14		2	11
Others	15	33		23	32

Total	100%	100%		100%	100%

*	Less than 1%.
Note 9 — Concentrations
     Five customers accounted for approximately 59% of the Company’s accounts receivable at June 30, 2009. As of December 31, 2008, five customers accounted for approximately 81% of accounts receivable.
     Revenue from customers representing 10% or more of net revenue varies from period to period. For the three months ended June 30, 2009, PROTECNO, s.r.l. and UTE Mostaganem, a consortium of Inima (Grupo OHL) and Aqualia (Grupo FCC), accounted for approximately 13% and 57% of the Company’s net revenue, respectively. For the three months ended June 30, 2008, Multiplex Degremont J.V. accounted for approximately 37% of the Company’s net revenue.
     For the six months ended June 30, 2009, IDE Technologies, Ltd. and UTE Mostaganem, accounted for approximately 39% and 26% of the Company’s net revenue, respectively. For the six months ended June 30, 2008, Multiplex Degremont J.V. and Geida, a consortium of Befesa Agua, Cobra-Tedagua, and Sadyt S.A., each accounted for approximately 21% of the Company’s net revenue.
     No other customer accounted for more than 10% of the Company’s net revenue during any of these periods.
Note 10 — Related Party Transactions
     The Company entered into a supply agreement with Piedmont Pacific Corporation, a company owned by James Medanich, a former director of the Company. Expenses incurred under this supply agreement amounted to $11,000 and $3,000 for the three months ending

June 30, 2009 and 2008, respectively, and $34,000 and $4,000 for the six months ending June 30, 2009 and 2008, respectively. $1,000 in payments due to this vendor were outstanding as of June 30, 2009. There were no payments outstanding to this vendor as of December 31, 2008. The Company believes that the transactions under the supply agreement were conducted as if consummated on an arm’s-length basis between two independent parties.
     The Company entered into a consulting agreement with Darby Engineering, LLC (invoiced as Think Mechanical, LLC), a firm owned by Peter Darby, a former director of the Company. Expenses incurred under this consulting agreement amounted to $7,000 and $31,000 for the three months ending June 30, 2009 and 2008, respectively, and $38,000 and $59,000 for the six months ending June 30, 2009 and 2008, respectively. $7,000 and $27,000 in payments due to this vendor were outstanding as of June 30, 2009 and December 31, 2008, respectively. The Company believes that the transactions under the consulting agreement were conducted as if consummated on an arm’s-length basis between two independent parties.

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
     All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Part II, Item 1A: Risk Factors” and are based on information available to us as of August 7, 2009. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Part II, Item 1A: Risk Factors,” and our results disclosed from time to time in our reports on Forms 10-K, 10-Q and 8-K and our Annual Reports to Stockholders.
     The following should be read in conjunction with the condensed financial statements and related notes included in “Part I, Item 1: Financial Statements” of this quarterly report and the consolidated financial statements and related notes included in our Annual Report on Form 10-K as filed on March 27, 2009.
Overview
     We are in the business of designing, developing and manufacturing energy recovery devices for sea water reverse osmosis desalination. Our company was founded in 1992 and we introduced the initial version of our energy recovery device, the PX®, in early 1997. As of June 30, 2009, we had shipped approximately 6,800 PX devices to desalination plants worldwide.
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
     A limited number of our customers accounts for a substantial portion of our net revenue and accounts receivables. Revenue from customers representing 10% or more of total revenue varies from period to period.
     For the three months ended June 30, 2009, two customers accounted for approximately 70% of the Company’s net revenue. For the three months ended June 30, 2008, one customer accounted for approximately 37% of the Company’s net revenue.
     For the six months ended June 30, 2009, two customers accounted for approximately 65% of the Company’s net revenue. For the six months ended June 30, 2008, two customers accounted for approximately 42% of the Company’s net revenue.
     As of June 30, 2009, five customers accounted for approximately 59% of our accounts receivable.
     During the three and six months ended June 30, 2009 and 2008, most of our revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our revenue for the foreseeable future.
     Our revenue is principally derived from the sales of our PX devices. We receive a small amount of revenue from the sale of high pressure circulation pumps, which we manufacture or purchase and sell in connection with PX devices to smaller desalination plants. We also receive incidental revenue from services, such as product support, that we provide to our PX customers.
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
Second Quarter of 2009 Compared to Second Quarter of 2008
Results of Operations
     The following table sets forth certain data from our historical operating results as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
					Change
	2009		2008		Increase / (Decrease)
Results of Operations:*
Net revenue	$9,089	100.0%	$11,961	100.0%	$(2,872)	(24)%
Cost of revenue	3,291	36.2%	3,951	33.0%	(660)	(17)%

Gross profit	5,798	63.8%	8,010	67.0%	(2,212)	(28)%
Operating expenses:
General and administrative	3,508	38.6%	2,854	23.9%	654	23%
Sales and marketing	1,651	18.2%	1,453	12.1%	198	14%
Research and development	826	9.1%	536	4.5%	290	54%

Total operating expenses	5,985	65.8%	4,843	40.5%	1,142	24%

Income (loss) from operations	(187)	(2.1)%	3,167	26.5%	(3,354)	(106)%
Other income (expense):
Interest expense	(10)	(0.1)%	(24)	(0.2)%	(14)	(58)%
Interest income and other income (expense)	117	1.3%	(23)	(0.2)%	140	609%

Income (loss) before provision for income taxes	(80)	(0.9)%	3,120	26.1%	(3,200)	(103)%
Provision for income taxes	(9)	(0.1)%	1,291	10.8%	(1,300)	(101)%

Net income (loss)	$(71)	(0.8)%	$1,829	15.3%	$(1,900)	(104)%

*	Percentages may not add up to 100% due to rounding.

     Our net revenue decreased by $2.9 million, or 24%, to $9.1 million for the three months ended June 30, 2009 from $12.0 million for the three months ended June 30, 2008. The decrease in net revenue is primarily due to a decrease in shipments to OEM customers during the second quarter of 2009 compared to the same quarter last year due to project delays related to the global economic downturn and financial market crisis.
     For the three months ended June 30, 2009, the sales of PX devices accounted for approximately 88% of our revenue, pump sales accounted for approximately 7% and spare parts and service accounted for 5%. For the three months ended June 30, 2008, the sales of PX devices accounted for approximately 94% of revenue, pump sales accounted for approximately 4%, and spare parts and service accounted for 2%.
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

	Three Months Ended
	June 30,
	2009	2008
Domestic revenue	$713	$1,146
International revenue	8,376	10,815

Total revenue	$9,089	$11,961

Revenue by country:
Algeria	57%	*	%
Italy	15	*
United States	8	10
Spain	5	38
Israel	*	5
China	*	14
Others	15	33

Total	100%	100%

*	Less than 1%.
     Gross Profit
     Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, capital costs, excess and obsolete inventory expense, and manufactured components. The largest component of our cost of revenue is raw materials, primarily ceramic materials, which we obtain from multiple suppliers. For the three months ended June 30, 2009, gross profit as a percentage of net revenue was 63.8%. For the three months ended June 30, 2008, gross profit as a percentage of net revenue was 61.2%, excluding the reversal of a warranty provision in the amount of $688,000, or 5.8%, related to the cancellation of an extended product warranty contract. The increase in gross margin as a percentage of net revenue, when adjusted for the one time warranty provision reversal in 2008, was largely due to a higher average selling price during the second quarter of 2009 as compared to the second quarter of 2008.
     Stock compensation expense included in cost of revenue was $44,000 and $8,000 for the three months ended June 30, 2009 and June 30, 2008, respectively.

     Future gross profit as a percentage of net revenue is highly dependent on the product and customer mix of our future sales. Accordingly, we are not able to predict our future gross profit percentages with certainty.
     General and Administrative Expense
     General and administrative expense increased by $654,000, or 23%, to $3.5 million for the three months ended June 30, 2009 from $2.9 million for the three months ended June 30, 2008. As a percentage of net revenue, general and administrative expense was 39% for the three months ended June 30, 2009 and 24% for the three months ended June 30, 2008. The increase of general and administrative expense was attributable primarily to the increase in general and administrative headcount to support our growth in operations and to support the requirements for operating as a public company. General and administrative employees increased to 35 at June 30, 2009 from 25 at June 30, 2008.
     Of the $654,000 increase in general and administrative expense, increases of $876,000 related to compensation and employee-related benefits and $275,000 related to bad debt expense and other administrative costs were partially offset by decreases of $451,000 related to professional services and $46,000 related to Value Added Taxes (VAT). Stock-based compensation expense included in general and administrative expense was $461,000 for the three months ended June 30, 2009 and $49,000 for the three months ended June 30, 2008.
     Sales and Marketing Expense
     Sales and marketing expense increased by $198,000, or 14%, to $1.7 million for the three months ended June 30, 2009 from $1.5 million for the three months ended June 30, 2008. This increase was primarily related to growth in our sales force that resulted in higher headcount with sales and marketing employees increasing to 21 at June 30, 2009 from 18 at June 30, 2008.
     As a percentage of our net revenue, sales and marketing expense increased to 18% for the three months ended June 30, 2009 from 12% for the three months ended June 30, 2008. The increase in 2009 was attributable primarily to a decrease in our net revenue for that period, while our sales and marketing expense increased.
     Of the $198,000 net increase in sales and marketing expense for the three months ended June 30, 2009, $197,000 related to compensation, employee-related benefits and commissions to outside sales representatives and $13,000 related to occupancy and other administrative costs. The increases were slightly offset by a decrease of $12,000 related to other sales and marketing costs. Stock-based compensation expense included in sales and marketing expense was $150,000 for the three months ended June 30, 2009 and $29,000 for the three months ended June 30, 2008.
     We expect that our future sales and marketing expense will increase in absolute dollars as we continue to develop our sales and marketing operations.
     Research and Development Expense
     Research and development expense increased by $290,000, or 54%, to $826,000 for the three months ended June 30, 2009 from $536,000 for the three months ended June 30, 2008. This increase was primarily attributable to recent efforts to develop and strengthen our expertise in ceramics material science.
     Of the $290,000 increase, compensation and employee-related benefits accounted for $123,000, consulting and professional service fees accounted for $99,000, research and development direct project costs accounted for $61,000, and occupancy and other miscellaneous costs accounted for $7,000.
     Headcount in our research and development department increased to 11 at June 30, 2009 from seven at June 30, 2008. Stock-based compensation expense included in research and development expense was $61,000 for three months ended June 30, 2009 and $13,000 for the three months ended June 30, 2008.
     We anticipate that our research and development expenditures will increase in the future as we expand and diversify our product offerings and further our expertise in advanced ceramics.

     Other Income (Expense), Net
     Other net income (expense) changed favorably by $154,000 to $107,000 net income for the three months ended June 30, 2009 from ($47,000) net expense for the three months ended June 30, 2008. The change was primarily due to a reduction in foreign currency denominated contracts and favorable changes in foreign currency rates, resulting in net foreign currency transaction gains of $92,000 for the three months ended June 30, 2009 compared to net foreign currency transaction losses of ($33,000) for the three months ended June 30, 2008. Additionally, interest and other income increased $15,000 resulting from IPO net proceeds of $76.7 million received in July 2008 and interest expense decreased $14,000 resulting from a reduction of debt in the first quarter of 2009.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Results of Operations
     The following table sets forth certain data from our historical operating results as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
					Change
	2009		2008		Increase / (Decrease)
Results of Operations:*
Net revenue	$21,735	100.0%	$21,081	100.0%	$654	3%
Cost of revenue	7,864	36.2%	7,625	36.2%	239	3%

Gross profit	13,871	63.8%	13,456	63.8%	415	3%
Operating expenses:
General and administrative	6,662	30.7%	5,515	26.2%	1,147	21%
Sales and marketing	3,161	14.5%	2,796	13.3%	365	13%
Research and development	1,630	7.5%	1,045	5.0%	585	56%

Total operating expenses	11,453	52.7%	9,356	44.4%	2,097	22%

Income (loss) from operations	2,418	11.1%	4,100	19.4%	(1,682)	(41)%
Other income (expense):
Interest expense	(24)	(0.1)%	(45)	(0.2)%	(21)	(47)%
Interest income and other income (expense)	29	0.1%	624	3.0%	(595)	(95)%

Income (loss) before provision for income taxes	2,423	11.1%	4,679	22.2%	(2,256)	(48)%
Provision for income taxes	940	4.3%	1,903	9.0%	(963)	(51)%

Net income (loss)	$1,483	6.8%	$2,776	13.2%	$(1,293)	(47)%

*	Percentages may not add up to 100% due to rounding.
     Our net revenue increased by $654,000, or 3%, to $21.7 million for the six months ended June 30, 2009 from $21.1 million for the six months ended June 30, 2008. The increase in net revenue was partially due to an increase in the average unit selling price in the first six months of 2009 compared to the first six months of 2008 and partially due to an increase in parts and service revenue. These factors were partially offset by a decrease in shipments to OEM customers during the second quarter of 2009 compared to the same quarter last year due to project delays related to the global economic downturn and financial market crisis.
     For the six months ended June 30, 2009, the sales of PX devices accounted for approximately 91% of our revenue, pump sales accounted for approximately 5% and spare parts and service accounted for 4%. For the six months ended June 30, 2008, the sales of PX devices accounted for approximately 92% of revenue, pump sales accounted for approximately 5%, and spare parts and service accounted for 3%.
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

	Six Months Ended
	June 30,
	2009	2008
Domestic revenue	$1,422	$1,867
International revenue	20,313	19,214

Total revenue	$21,735	$21,081

Revenue by country:
Israel	31%	3%
Algeria	24	21
Spain	7	24
China	2	11
Others (1)	36	41

Total	100%	100%

(1)	Includes countries that individually represent less than 10% of net revenue
     Gross Profit
     Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, capital costs, excess and obsolete inventory expense, and manufactured components. The largest component of our cost of revenue is raw materials, primarily ceramic materials, which we obtain from multiple suppliers. For the six months ended June 30, 2009, gross profit as a percentage of net revenue was 63.8%, as compared to 60.6% for the six months ended June 30, 2008, excluding the reversal of a warranty provision in the amount of $688,000, or 3.2%, related to the cancellation of an extended product warranty contract. The increase in gross margin as a percentage of net revenue, when adjusted for the one time warranty provision reversal in 2008, was largely due to a higher average selling price during the first six months of 2009 as compared to the first six months of 2008.
     Stock compensation expense included in cost of revenue was $68,000 and $31,000 for the six months ended June 30, 2009 and June 30, 2008, respectively.
     Future gross profit as a percentage of net revenue is highly dependent on the product and customer mix of our future sales. Accordingly, we are not able to predict our future gross profit percentages with certainty.
     General and Administrative Expense
     General and administrative expense increased by $1.1 million, or 21%, to $6.7 million for the six months ended June 30, 2009 from $5.5 million for the six months ended June 30, 2008. As a percentage of net revenue, general and administrative expense was 31% for the six months ended June 30, 2009 and 26% for the six months ended June 30, 2008. The increase of general and administrative expense was attributable primarily to the increase in general and administrative headcount to support our growth in operations and to support the requirements for operating as a public company. General and administrative employees increased to 35 at June 30, 2009 from 25 at June 30, 2008.
     Of the $1.1 million increase in general and administrative expense, increases of $1.7 million in compensation and employee-related benefits and $272,000 in bad debt expense and other administrative costs were partially offset by decreases of $735,000 in professional services and $162,000 in Value Added Taxes (VAT). Stock-based compensation expense included in general and administrative expense was $553,000 for the six months ended June 30, 2009 and $142,000 for the six months ended June 30, 2008.
     Sales and Marketing Expense
     Sales and marketing expense increased by $365,000, or 13%, to $3.2 million for the six months ended June 30, 2009 from $2.8 million for the six months ended June 30, 2008. This increase was primarily related to growth in our sales force that resulted in higher headcount with sales and marketing employees increasing to 21 at June 30, 2009 from 18 at June 30, 2008. In addition, our sales team is compensated in part by commissions, resulting in increased sales expense as our sales increase.

     As a percentage of our net revenue, sales and marketing expense increased to 15% for the six months ended June 30, 2009 from 13% for the six months ended June 30, 2008. The increase in 2009 was attributable primarily to our net revenue growing at a lesser rate than our sales and marketing expense during the first six months of 2009.
     Of the net increase in sales and marketing expense for the six months ended June 30, 2009, $469,000 related to compensation, employee-related benefits and commissions to outside sales representatives and $45,000 related to occupancy and other administrative costs. These increases were partially offset by a decrease of $149,000 related to other sales and marketing costs. Stock-based compensation expense included in sales and marketing expense was $210,000 for the six months ended June 30, 2009 and $102,000 for the six months ended June 30, 2008.
     We expect that our future sales and marketing expense will increase in absolute dollars as we continue to develop our sales and marketing operations.
     Research and Development Expense
     Research and development expense increased by $585,000, or 56%, to $1.6 million for the six months ended June 30, 2009 from $1.0 million for the six months ended June 30, 2008. This increase was primarily attributable to recent efforts to develop and strengthen our expertise in ceramics material science.
     Of the $585,000 increase, compensation and employee-related benefits accounted for $248,000, research and development direct project costs accounted for $178,000, consulting and professional service fees accounted for $133,000, and occupancy and other miscellaneous costs accounted for $26,000.
     Headcount in our research and development department increased to 11 at June 30, 2009 from eight at June 30, 2008. Stock-based compensation expense included in research and development expense was $80,000 for the six months ended June 30, 2009 and $45,000 for the six months ended June 30, 2008.
     We anticipate that our research and development expenditures will increase in the future as we expand and diversify our product offerings and further our expertise in advanced ceramics.
     Other Income (Expense), Net
     Other net income (expense) changed unfavorably by ($574,000) to $5,000 for the six months ended June 30, 2009 from $579,000 for the six months ended June 30, 2008. The change was primarily due to a reduction in foreign currency denominated contracts and unfavorable changes in foreign currency rates, resulting in net foreign currency transaction losses of ($43,000) for the six months ended June 30, 2009 compared to net foreign currency transaction gains of $586,000 for the six months ended June 30, 2008. The unfavorable changes in other net income (expense) was slightly offset by a net increase in interest and other income of $34,000 resulting from IPO net proceeds of $76.7 million received in July 2008 and by a decrease in net interest expense of $21,000 resulting from the reduction of debt during the first quarter of 2009.
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
     As of June 30, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $79.6 million, which are invested primarily in money market funds, and accounts receivable of $8.4 million.
     In February 2009, we terminated a March 2008 credit agreement with a financial institution. As a result, we transferred $9.1 million in cash to a restricted cash account as collateral for outstanding irrevocable standby letters of credit that were collateralized by the credit agreement as of the date of its termination and collateral for the outstanding equipment promissory note. During the six months ended June 30, 2009, $3.4 million of the restricted cash was released.
     Upon the termination of the credit agreement, a new loan and security agreement with another financial institution became effective. The new agreement provides a total available credit line of $15.0 million. Under the new agreement, we are allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $14.8 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the advances and the collateral do not exceed $15.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%. The new agreement expires on December 31, 2009 and is collateralized by substantially all of the company’s assets. As of June 30, 2009, we were in compliance with all financial and administrative covenants under this new agreement.
     During the periods presented, we provided certain customers with irrevocable standby letters of credit to secure our obligations for the delivery of products, performance guarantees and warranty commitments in accordance with sales arrangements. Some of these letters of credit were issued under the our revolving note credit facility. The letters of credit generally terminate within 12 to 36 months, and in some cases up to 65 months, from issuance. At June 30, 2009, the amounts outstanding on irrevocable letters of credit collateralized under our credit agreement totaled approximately $3.8 million.
     Cash Flows from Operating Activities
     Net cash provided by (used in) operating activities was $8.4 million and ($315,000) for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, net income of $1.5 million and $2.8 million, respectively, was adjusted to $2.7 million and $2.2 million, respectively, by non-cash items (depreciation, amortization, unrealized gains and losses on foreign exchange, stock-based compensation, provisions for doubtful accounts, warranty reserves and excess and obsolete inventory) totaling $1.2 million and ($533,000), respectively. The net cash inflow (outflow) effect from changes in assets and liabilities was $5.7 million and $(2.6) million for the six months ended June 30, 2009 and 2008, respectively. Net changes in assets and liabilities are primarily attributable to increases in inventory as a result of the growth of our business, changes in accounts receivable and unbilled receivables as a result of timing of invoices and collections for large projects, changes in prepaid expenses and accrued liabilities as a result of the timing of payments to employees, vendors and other third parties, and changes in deferred revenue as a result of timing of advance billings and product deliveries.
     Cash Flows from Investing Activities
     Cash flows used in investing activities primarily relate to capital expenditures to support our growth, as well as increases in our restricted cash used to collateralize our letters of credit.
     Net cash (used in) provided by investing activities was $(8.4) million and $1.3 million for six months ended June 30, 2009 and 2008, respectively. The change to net cash used in investing activities from net cash provided by investing activities was primarily attributable to a net increase in restricted cash of $5.5 million during the first six months of 2009 compared to the release of restricted cash of $1.6 million during the first six months of 2008. The remaining portion of the net cash used resulted from an increase in purchases of property and equipment of $2.6 million during the first six months of 2009 compared to the first six months of 2008, primarily related to the purchase and installation of manufacturing equipment and the integration of a new manufacturing, administrative and warehouse facility during the first six months of 2009.
     Cash Flows from Financing Activities
     Net cash provided by financing activities decreased ($122,000) to $321,000 for the six months ended June 30, 2009 from $443,000 for the six months ended June 30, 2008. The decrease in net cash flows from financing activities is primarily attributable to a decrease in the receipt of repayments of promissory notes by stockholders of ($307,000) and an increase in the repayment of long term debt of ($66,000) during the six months ended June 30, 2009 versus the six months ended June 30, 2008. The decreases are partially offset by a net increase in stock option exercises and other financing activities of $251,000 during the first six months of 2009 as compared to the first six months of 2008.

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
Contractual Obligations
     We lease facilities under fixed non-cancelable operating leases that expire on various dates through 2019. The future minimum lease payments under these leases as of June 30, 2009 is $15.2 million. For additional information, see Note 6 — “Commitments and Contingencies” to the unaudited Condensed Consolidated Financial Statements.
     Recently, we entered into purchase commitments with several vendors for the purchase of ceramics manufacturing equipment. If the orders are canceled, we are obligated to pay either 30% of the original purchase order or the total costs incurred by the vendor through the date of cancelation, whichever is greater. As of June 30, 2009, purchase commitments with these vendors totaled approximately $1.5 million.
     In the course of our normal operations, we also entered into purchase commitments with our suppliers for various key raw materials and component parts. The purchase commitments covered by these arrangements are subject to change based on our sales forecasts for future deliveries and we have the right to cancel the arrangements prior to the date of delivery. As of June 30, 2009, these open purchase orders totaled approximately $5.6 million.
     We have agreements with guarantees or indemnity provisions that we have entered into with, among others, customers and OEMs in the ordinary course of business. Based on our experience and information known to us as of June 30, 2009, we believe that our exposure related to these guarantees and indemnities as of June 30, 2009 was not material.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     The information in this section should be read in connection with the information on financial market risk related to changes in non-U.S. currency exchange rates and interest rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008. Our market risk profile has not changed significantly during the first six months of 2009.
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
     Interest Rate Risk
     At June 30, 2009, we had cash and cash equivalents totaling $85.4 million, including restricted cash of $5.8 million. These amounts were invested primarily in a money market fund backed by U.S. Treasury securities. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future interest income.
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
Item 4. Controls and Procedures.
     Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We derive substantially all of our revenue from sales of products and services used in desalination plants for municipalities, hotels, resorts and agricultural operations in dry or drought-ridden regions of the world. The demand for our products may decrease if the construction of desalination plants declines, especially in these regions. Other factors could affect the number and capacity of desalination plants built or the timing of their completion, including the current weak global economy, the current crisis in the credit and banking systems, changes in government priorities, changes in governmental regulations, reduced capital spending for desalination and lower energy costs, which could result in cancelled orders or delays in plant construction and the installation of our products. As a result of these factors, we have experienced and may in the future experience significant variability in our revenue, on both an annual and a quarterly basis. Pronounced variability, extended delays or reductions in spending with respect to the construction of desalination plants could negatively impact our sales and revenue and make it difficult for us to accurately forecast our future sales, which could lead to increased spending by us that is not matched by equivalent or higher revenue.
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
     A limited number of our customers can account for a substantial portion of our net revenue. Revenue from engineering and construction firms and other customers representing 10% or more of total revenue varies from year to year. See “Note 9 — Concentrations” to the condensed consolidated financial statements regarding the impact of customer concentrations on our condensed consolidated financial statements. We do not have long-term contracts with our customers; instead, we sell to them on a purchase order or project basis or under individual stand-alone contracts. Orders may be postponed or delayed by our customers on short or no notice. If these customers reduce their purchases, our projected revenue may significantly decrease, which will adversely affect our financial condition and future growth. If one of our engineering and construction firm customers delays or cancels one or more of its projects, or if it fails to pay amounts due to us or delays its payments, our revenue or operating results could be negatively affected. There are a limited number of engineering and construction firms which are involved in the desalination industry. Thus, if one of them decides not to continue to use our energy recovery devices in its future projects, we may not be able to replace such a lost customer with another such customer and our net revenue would be negatively affected.
We face competition from a number of companies that offer competing energy recovery solutions. If any of these companies produce superior technology or offer more cost effective products, our competitive position in the market could be harmed and our profits may decline.
     The market for energy recovery devices for desalination plants is competitive and continually evolving. The PX device competes with slow cycle isobaric, turbine and hydraulic energy recovery devices. Our three primary competitors are Flowserve Corporation, which recently acquired Calder AG, Fluid Equipment Development Company and Pump Engineering Incorporated. Other potential competitors may enter the market. We expect competition, especially competition on price to persist and intensify as the desalination market opportunity grows. Some of our current and potential competitors, including Flowserve, may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Also, our competitors may have more extensive customer bases and broader customer relationships than we do, including long-standing relationships or exclusive contracts with our current or potential customers. For instance, we have had difficulties penetrating some of the Caribbean markets because Consolidated Water Co. Ltd., a major builder of seawater reverse osmosis desalination plants in that area, has an exclusive agreement with Calder AG to use Calder’s technology. In addition, our competitors may have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to market and sell their products more effectively. Moreover, if another one or more of our competitors were to merge or partner with another company, the change in the competitive landscape could adversely affect our ability to compete effectively which would affect our business, operating results and financial condition.
Global economic conditions and the current crisis in the financial markets could have an adverse effect on our business and results of operations.
     Current economic conditions may continue to negatively impact our business and make forecasting future operating results more difficult and uncertain. For example, due to project delays related to the global economic downturn, we experienced a decrease in shipments to OEM customers during the second quarter of 2009. A weakening global economy may continue to cause our customers to delay or push out orders for our products or may result in the delay, postponement or canceling of planned or new desalination projects or retrofits, which would reduce our revenue. Turmoil in the financial and credit markets may also make it difficult for our customers to obtain needed project financing, resulting in lower sales. Negative economic conditions may also affect our suppliers, which could impede their ability to remain in business and supply us with parts, resulting in delays in the availability of our products. In addition, most of our cash and cash equivalents are currently invested in money market funds backed by United States Treasury securities; however, given the current weak global economy and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits, which would adversely affect our financial condition. If current economic conditions persist or worsen and negatively impact the desalination industry, our business, financial condition or results of operations could be materially and adversely affected.
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
     Our customer contracts generally contain holdback provisions pursuant to which the final installments to be paid under such sales contracts are due up to 24 months after the product has been shipped to the customer and revenue has been recognized. Typically, between 10 and 20%, and in some instances up to 30% of the revenue we receive pursuant to our customer contracts are subject to such holdback provisions and are accounted for as unbilled receivables until we deliver invoices for payment. As of June 30, 2009, we had approximately $4.6 million of current unbilled receivables and approximately $355,000 of non-current unbilled receivables. If we are unable to invoice and collect, or if our customers fail to make payments due under our sales contracts, our results of operations will be adversely affected.
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
     Since 2004, we have invested almost $7 million in research and development costs associated with our PX products. From time to time, our customers have expressed a need for greater processing efficiency. In response, and as part of our strategy to enhance our energy recovery solutions and grow our business, we plan to continue to make substantial investments in the research and development of new technologies. While new products have the potential to meet specified needs of key markets, their pricing may not meet customer expectations and they may not perform as well as our other PX devices. It is possible that potential customers may not accept new pricing structures. It is also possible that the release of new products may be delayed if testing reveals unexpected flaws. Our future success will depend in part on our ability to continue to design and manufacture new products, to enhance our existing products and to provide new value-added services. We may experience unforeseen problems in the performance of our existing and new technologies or products. Furthermore, we may not achieve market acceptance of our new products and solutions. If we are unable to develop competitive new products, or if the market does not accept such products, our business and results of operations will be adversely affected.
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
     We rely on a limited number of vendors to produce the ceramics used in our products. Two ceramics vendors provided all ceramic components purchased during the six months ended June 30, 2009. If any of our ceramic suppliers were to have financial difficulties, cancel or materially change their commitments with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition.
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
     We warranty our products for a period of one to two years and provide a five year warranty for the ceramic components of our PX brand products. We test our products in our manufacturing facilities through a variety of means. However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market. Accordingly, there is a risk that warranty claims may be filed due to product defects. We may incur additional operating expenses if our warranty provisions do not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, they could adversely affect our business, financial condition and results of operations. While the number of warranty claims has not been significant to date, we have offered a five year warranty on our ceramic components for new sales agreements executed after August 7, 2007. Accordingly, we cannot quantify the error rate of the ceramic components of our products with statistical accuracy and cannot assure that a large number of warranty claims will not be filed in a given year. As a result, our operating expenses may increase if a large number of warranty claims are filed in any specific year, particularly towards the end of any given warranty period.

If we are unable to protect our technology or enforce our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.
     Our competitive position depends on our ability to establish and maintain proprietary rights in our technology and to protect our technology from copying by others. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which may offer only limited protection. We hold five United States patents and thirteen patents outside the U.S. that are counterparts to two of the U.S. patents. The expiration terms of the U.S. patents range from 2011 to 2025, at which time we could become more vulnerable to increased competition. In addition, we have applied for four new United States patents and there are twenty-five pending foreign applications corresponding to U.S. patents and patent applications and to one international application. We do not hold issued patents in many of the countries into which we sell our PX devices, including Saudi Arabia, Algeria and China, though we do have pending applications in those and other countries where we have substantial sales activity. Accordingly, the protection of our intellectual property in some of those countries may be limited. We also do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated. Moreover, while we believe our remaining issued patents are essential to the protection of the PX technology, the rights granted under any of our issued patents or patents that may be issued in the future may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. In addition, our granted patents may not prevent misappropriation of our technology, particularly in foreign countries where intellectual property laws may not protect our proprietary rights as fully as those in the United States. This may render our patents impaired or useless and ultimately expose us to currently unanticipated competition. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of management resources, either of which could harm our business.
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
     Our existing manufacturing facilities are capable of meeting current demand and demand for the foreseeable future. However, the future growth of our business depends on our ability to successfully expand our manufacturing, research and development and technical testing facilities. Larger products currently under development require a larger manufacturing facility with greater capacity. We have entered into a 10 year lease for a 170,000 square foot facility in San Leandro, California. While this space will be available to accommodate the consolidation of our U.S. operations and the expansion of our manufacturing operations, the space is being built out and will not be available until September 2009 or later. If the build-out is delayed, our production capability could be limited, which could adversely affect our operating results.

If we need additional capital to fund future growth, it may not be available on favorable terms, or at all.
     We have historically relied on outside financing to fund our operations, capital expenditures and expansion. In our initial public offering in July 2008, we issued approximately 10,000,000 shares of common equity at $8.50 per share before underwriting discount and issuing expenses. We may require additional capital from equity or debt financing in the future to fund our operations, or respond to competitive pressures or strategic opportunities. We may not be able to secure such additional financing on favorable terms, or at all. The terms of additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences or privileges senior to those of existing or future holders of our common stock. If we are unable to obtain necessary financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.
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

     Sales of our products have to date been denominated principally in U.S. dollars. If the U.S. dollar strengthens against most other currencies, it will effectively increase the price of our products in the currency of the countries in which our customers are located. This may result in our customers seeking lower-priced suppliers, which could adversely impact our operating results. A larger portion of our international revenue may be denominated in foreign currencies in the future, which would subject us to increased risks associated with fluctuations in foreign exchange rates.
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
Insiders will continue to have substantial control over us and will be able to influence corporate matters.
     Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 13% of our outstanding common stock as of June 30, 2009. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.
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
     As a result of the offering, we received net proceeds of approximately $76.7 million, after deducting underwriting discounts and commissions of $6.1 million and additional offering-related expenses of approximately $3.7 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. During the first quarter of 2009, we pledged $9.1 million of the net proceeds as collateral to facilitate the early termination of a credit facility with a financial institution. During the second quarter of 2009, $3.4 million of that $9.1 million was released, and we did not use additional net proceeds from the IPO during that quarter. We anticipate that we will use the remaining net proceeds from our IPO for working capital and other general corporate purposes, including to finance our growth, develop new products, fund capital expenditures, or to expand our existing business through acquisitions of other businesses, products or technologies. However, we do not have agreements or commitments for acquisitions at this time. Pending such uses, we have deposited a substantial amount of the net proceeds in a U.S. Treasury based money market fund as of June 30, 2009. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders

     At the Company’s Annual Meeting of Stockholders held on June 12, 2009, in San Leandro, CA, the following votes of security holders occurred:
Proposal No 1: Election of Directors
     The following persons were duly elected by the stockholders as Class I directors of the Company, each for a three (3) year term (until 2012):

Name	Votes For	Votes Withheld
Paul M. Cook	40,258,341	230,895
Fred Olav Johannessen	40,301,529	187,707
Marie Elisabeth Paté-Cornell	40,348,414	140,822
Proposal No 2: Ratification of Independent Registered Public Accountants
     The stockholders ratified the appointment of BDO Seidman, LLP as independent accountants for the Company for the fiscal year ending December 31, 2009:

For	40,453,810
Against	20,707
Abstaining	14,717
Item 5. Other Information
     We are providing the following information in lieu of a report under Item 5.02(e) of Form 8-K concerning compensatory arrangements of certain officers, that would otherwise be due August 10, 2009.
     On August 4, 2009, the Board of Directors of Energy Recovery, Inc. (“ERI”) approved and adopted the ERI Change in Control Severance Plan (the “Plan”). A copy of the Plan is attached to this report as Exhibit 10.21. The following summary of the material terms of the Plan does not describe all Plan provisions and is qualified by reference to the full text of the Plan. Definitions of capitalized terms relating to the Plan that are used below are set forth in the Plan. References to ERI below include ERI and its Affiliates.
     The Plan is effective as of August 4, 2009, and will end on December 31, 2010, unless extended as provided in the Plan.
     The Compensation Committee of the ERI Board of Directors is authorized by the Plan to designate any full-time employee of ERI as a Participant. Although Participants in the Plan have not been selected as of the date of this report, ERI expects that the Compensation Committee will designate a group of ERI officers and key employees as Participants.
     A Participant is entitled to Severance Benefits under the Plan if ERI terminates the Participant’s employment without Cause, or the Participant terminates his or her employment with Good Reason, in either case within 12 months after a Change in Control (including but not limited to an acquisition of a controlling interest in ERI by a third party).
     The Severance Benefits include the following, conditioned on the Participant’s signing a release in favor of ERI and complying with certain other covenants under the agreement, and less deductions required or permitted by applicable law:
•	A lump sum payment equal to (i) 12 months’ regular base rate of pay, plus (ii) 100% of the Participant’s target annual bonus for the fiscal year in which the Change in Control occurs;

•	Immediate vesting of all unvested equity compensation held by the Participant as of the date of termination (and for this purpose, all performance criteria, if any, underlying unvested awards are deemed to be satisfied at 100% of target);

•	ERI’s regular company share of the monthly premium under COBRA, if the Participant timely elects to continue medical, dental, and vision benefits under COBRA, for up to 12 months after employment termination (but not continuing after the Participant becomes eligible for these benefits with another employer); and

•	Payment by ERI of up to $10,000 for reasonable costs of outplacement services.
     The Plan also obligates ERI to make all payments to a Participant required by applicable law upon employment termination, such as earned but unpaid salary and bonus (without regard to a release or other covenants of the Participant in the Plan, and subject to deductions required or permitted by applicable law).
     The Plan further provides that all unvested equity compensation held by a Participant will vest and become exercisable immediately prior to a Change in Control (whether or not the Participant’s employment is terminated) if a Change of Control occurs and (i) ERI’s shares are no longer publicly traded, or (ii) if a publicly traded company acquires ERI but does not replace unvested ERI awards with defined equivalent equity compensation applicable to the acquiring company’s stock. For this purpose, all performance criteria, if any, underlying unvested awards are deemed to be satisfied at 100% of target.
     In no event is ERI obligated to gross up any payment or benefit to a Participant to avoid the effects of the “parachute rules” of Sections 280G and 4999 of the Internal Revenue Code of 1986 as amended. However, benefits to a Participant may be reduced if the reduction would result in the Participant receiving a greater payment on an after-tax basis due to the operation of those sections of the tax law. Also, payments may be conditioned or delayed as needed to be exempt from or comply with Section 409A of that Code relating to “nonqualified deferred compensation.”

Item 6. Exhibits

Exhibit No.	Description
10.17.1	First Amendment to Modified Industrial Gross Lease dated May 28, 2009, between the Company and Doolittle Williams, LLC.

10.17.2	Second Amendment to Modified Industrial Gross Lease dated June 26, 2009, between the Company and Doolittle Williams, LLC.

10.21	Energy Recovery, Inc. Change in Control Severance Plan

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Registrant: Energy Recovery, Inc.

By:

/s/ G. G. PIQUE G. G. Pique	President and Chief Executive Officer (Principal Executive Officer)	August 7, 2009

/s/ THOMAS D. WILLARDSON Thomas D. Willardson	Chief Financial Officer (Principal Financial Officer)	August 7, 2009

Exhibit List

Exhibit No.	Description
10.17.1	First Amendment to Modified Industrial Gross Lease dated May 28, 2009, between the Company and Doolittle Williams, LLC.

10.17.2	Second Amendment to Modified Industrial Gross Lease dated June 26, 2009, between the Company and Doolittle Williams, LLC.

10.21	Energy Recovery, Inc. Change in Control Severance Plan

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.