Form 10-Q
period 2009-09-30
Energy Recovery, Inc.
filed 2009-11-06
CIK 1421517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☑
As of October 31, 2009, there were 50,165,344 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$74,725	$79,287
Restricted cash	2,938	246
Accounts receivable, net of allowance for doubtful accounts of $28 and $59 at September 30, 2009 and December 31, 2008, respectively	10,319	20,615
Unbilled receivables, current	6,315	4,948
Inventories	10,510	8,493
Deferred tax assets, net	1,950	1,755
Prepaid income taxes	749	—
Prepaid expenses and other current assets	1,515	984

Total current assets	109,021	116,328
Unbilled receivables, non-current	229	1,929
Restricted cash, non-current	2,588	19
Property and equipment, net	7,031	1,845
Intangible assets, net	309	321
Deferred tax assets, non-current, net	106	119
Other assets, non-current	52	51

Total assets	$119,336	$120,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$803	$2,270
Accrued expenses and other current liabilities	4,778	4,787
Income taxes payable	38	1,657
Accrued warranty reserve	312	270
Deferred revenue	1,549	4,000
Current portion of long-term debt	128	172
Current portion of capital lease obligations	36	37

Total current liabilities	7,644	13,193
Long-term debt	245	385
Capital lease obligations, non-current	—	27
Other non-current liabilities	4	8

Total liabilities	7,893	13,613

Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 50,164,317 and 50,015,718 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	50	50
Additional paid-in capital	100,749	98,527
Notes receivable from stockholders	(88)	(296)
Accumulated other comprehensive loss	(63)	(44)
Retained earnings	10,795	8,762

Total stockholders’ equity	111,443	106,999

Total liabilities and stockholders’ equity	$119,336	$120,612

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenue	$9,545	$9,044	$31,280	$30,125
Cost of revenue	3,387	3,497	11,251	11,122

Gross profit	6,158	5,547	20,029	19,003
Operating expenses:
General and administrative	3,043	2,696	9,705	8,211
Sales and marketing	1,634	1,467	4,795	4,263
Research and development	779	678	2,409	1,723

Total operating expenses	5,456	4,841	16,909	14,197

Income from operations	702	706	3,120	4,806
Other income (expense):
Interest expense	(10)	(17)	(34)	(62)
Interest and other income (expense), net	30	217	59	841

Income before provision for income taxes	722	906	3,145	5,585
Provision for income taxes	172	283	1,112	2,186

Net income	$550	$623	$2,033	$3,399

Earnings per share:
Basic	$0.01	$0.01	$0.04	$0.08

Diluted	$0.01	$0.01	$0.04	$0.07

Number of shares used in per share calculations:
Basic	50,160	49,646	50,120	43,114

Diluted	52,584	52,396	52,614	45,647

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$2,033	$3,399
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	626	378
Interest accrued on notes receivables from stockholders	(4)	(12)
Stock-based compensation	1,815	676
Net unrealized gain on foreign currency transactions	(458)	(383)
Provision for doubtful accounts	(7)	6
Provision for (reversal of) warranty claims	55	(531)
Provision for excess or obsolete inventory	59	29
Changes in operating assets and liabilities:
Accounts receivable	10,765	(1,069)
Unbilled receivables	325	495
Inventories	(2,076)	(5,017)
Deferred tax assets	(182)	—
Prepaid and other assets	(1,280)	(2,700)
Accounts payable	(1,852)	393
Accrued expenses and other liabilities	(812)	2,653
Income taxes payable	(1,497)	(614)
Deferred revenue	(2,451)	3,489

Net cash provided by operating activities	5,059	1,192

Cash Flows From Investing Activities
Capital expenditures	(4,635)	(376)
Restricted cash	(5,261)	1,587
Other	(7)	(1)

Net cash (used in) provided by investing activities	(9,903)	1,210

Cash Flows From Financing Activities
Repayment of long-term debt	(184)	(129)
Repayment of capital lease obligation	(28)	(28)
Net proceeds from issuance of common stock	297	76,808
Repayment of notes receivables from stockholders	212	560
Other short term financing activities	—	(6)

Net cash provided by financing activities	297	77,205

Effect of exchange rate differences on cash and cash equivalents	(15)	(26)

Net change in cash and cash equivalents	(4,562)	79,581
Cash and cash equivalents, beginning of period	79,287	240

Cash and cash equivalents, end of period	$74,725	$79,821

Supplemental disclosure of cash flow information
Cash paid for interest	$34	$60

Cash paid for income taxes	$3,545	$4,706

Supplemental disclosure of non-cash transactions
Issuance of common stock in exchange for notes receivable from stockholders	$—	$20

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
     The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and debt. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

     Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-1, Topic 105, Generally Accepted Accounting Principles, which identifies the FASB Accounting Standards Codification (“ASC” or “Codification”) as the single source of authoritative U.S. GAAP effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all non-SEC accounting and reporting standards. All future accounting standards will be issued in the form of Accounting Standards Updates. Generally, the Codification is not expected to change GAAP. The adoption of the Codification did not have any impact on our condensed consolidated financial statements other than changes to references to applicable accounting guidance.
     Effective June 30, 2009, the Company adopted ASC 855 10 05, “Subsequent Events.” This ASC establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this guidance did not impact the Company’s financial position or results of operations. All events or transactions that occurred after September 30, 2009 up through November 6, 2009, the date that these financial statements were available for issuance, have been evaluated. During this period, there were no material recognizable or unrecognizable subsequent events.
     In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 amends ASC 820, “Fair Value Measurements,” by providing additional guidance on determining the fair value of liabilities when a quoted price in an active market for an identical liability is not available. This ASU will become effective for the Company on October 1, 2009 and is not expected to have a significant impact on the measurement of our liabilities as of that date; however, the ASU may affect the fair value measurement of liabilities for future acquisitions and divestitures.
     In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force),” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for the Company for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our consolidated financial statements.
     No other new accounting pronouncement issued or effective during the period had or is expected to have a material impact on the consolidated financial statements.
Note 2 — Earnings per Share
     In accordance with SFAS No. 128, Earnings per Share, the following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income	$550	$623	$2,033	$3,399

Denominator:
Weighted average common shares outstanding	50,160	49,646	50,120	43,114
Effect of dilutive securities:
Nonvested shares	—	—	—	7
Stock options	528	786	582	626
Warrants	1,896	1,964	1,912	1,900

Total shares for purpose of calculating diluted net income per share	52,584	52,396	52,614	45,647

Earnings per share:
Basic	$0.01	$0.01	$0.04	$0.08

Diluted	$0.01	$0.01	$0.04	$0.07

     The following potential common shares were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options	2,877	973	2,196	479
Restricted stock units	60	—	20	—
Note 3 —Balance Sheet Details
     Restricted Cash
     The Company has irrevocable standby letters of credit with two financial institutions securing performance and warranty commitments under contracts with customers and lessors and an outstanding equipment promissory note. The standby letters of credit are collateralized by either a line of credit (see Note 4) or restricted cash. At September 30, 2009 and December 31, 2008, the amount of restricted cash that collateralized irrevocable standby letters of credit was $5.1 million and $0.3 million, respectively. At September 30, 2009, restricted cash of $0.4 million secured the promissory note. The Company has deposited a corresponding amount into non-interest bearing accounts.
     Inventories
     Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$4,974	$2,894
Work in process	430	139
Finished goods	5,106	5,460

	$10,510	$8,493

     Property and Equipment
     Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Machinery and equipment	$2,827	$2,434
Office equipment, furniture, and fixtures	1,100	772
Automobiles	22	22
Software	308	208
Leasehold improvements	476	466
Construction in progress	4,601	—

	9,334	3,902
Less: accumulated depreciation and amortization	(2,303)	(2,057)

	$7,031	$1,845

     Of the construction in progress costs at September 30, 2009, $2.5 million related to the construction and installation of specialized manufacturing equipment and $2.1 million related to the build out of leasehold improvements at the Company’s new headquarters and manufacturing facilities. As of September 30, 2009, none of the assets related to construction in progress have been placed in service and therefore have not yet been subject to depreciation or amortization. See Note 6 for purchase commitments related to these projects.

     Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Accrued payroll and commission expenses	$2,934	$2,929
Capital projects	760	—
Professional fees	428	193
Inventory in transit	83	251
Collaboration fees	111	916
Other accrued expenses and current liabilities	462	498

	$4,778	$4,787

Note 4 — Long-Term Debt
     Promissory Notes
     In February 2009, the Company paid the outstanding balance of a fixed promissory note for a total of $83,000, including accrued interest.
     As of September 30, 2009, long term debt consisted of one equipment promissory note payable. Future minimum principal payments due under this long-term debt arrangement consist of the following (in thousands):

September 30,
2009
2009 (remaining three months)	$32
2010	128
2011	128
2012	85

$373

     Credit Agreements
     In February 2009, the Company terminated a March 2008 credit agreement with a financial institution. As a result, during the first quarter of 2009, the Company transferred $9.1 million in cash to a restricted cash account as collateral for outstanding irrevocable standby letters of credit that were collateralized by the credit agreement as of the date of its termination and as collateral for an outstanding equipment promissory note. During the nine months ended September 30, 2009, $3.6 million of the restricted cash was released.
     Upon the termination of the credit agreement, a new loan and security agreement with another financial institution became effective. The new agreement provides a total available credit line of $15.0 million. Under the new agreement, the Company is allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $14.8 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the advances and the collateral do not exceed $15.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%. The new agreement expires on December 31, 2009 and is collateralized by substantially all of the Company’s assets. The Company is subject to certain financial and administrative covenants under this new agreement. As of September 30, 2009, the Company was in compliance with these covenants.
     During the periods presented, the Company provided certain customers with irrevocable standby letters of credit to secure its obligations for the delivery of products, performance guarantees and warranty commitments in accordance with sales arrangements. These letters of credit were issued under the Company’s credit line and generally terminate within 12 to 36 months from issuance. At September 30, 2009 and December 31, 2008, the amounts outstanding on the letters of credit collateralized by the Company’s credit line totaled approximately $4.3 million and $8.4 million, respectively.
Note 5 — Income Taxes
     The Company’s effective tax rate for the nine months ended September 30, 2009 and 2008 was 35.4% and 39.1%, respectively. These effective tax rates differ from the U.S. statutory rate principally due to the effect of state income taxes and non-deductible stock based compensation, offset in part by deductions and credits related to manufacturing and research and development, respectively.
     There have been no material changes to the Company’s income tax position during the nine months ended September 30, 2009.
Note 6 — Commitments and Contingencies
     Lease Obligations

     The Company leases facilities under fixed non-cancelable operating leases that expire on various dates through July 2019. Future minimum lease payments consist of the following (in thousands):

September 30,
2009
2009 (remaining three months)	$388
2010	1,589
2011	1,407
2012	1,379
2013	1,413
Thereafter	8,560

$14,736

     Product Warranty
     The Company sells products with a limited warranty for a period ranging from one to five years. The Company accrues for warranty costs based on estimated product failure rates, historical activity and expectations of future costs. The Company periodically evaluates and adjusts the warranty costs to the extent actual warranty costs vary from the original estimates.
     The following table summarizes the activity related to the product warranty liability during the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$295	$250	$270	$868
Warranty costs charged to cost of revenue	18	19	55	157
Utilization of warranty	(1)	(21)	(13)	(89)
Reduction of extended warranty reserve	—	—	—	(688)

Balance at end of period	$312	$248	$312	$248

     Purchase Obligations
     In 2008, the Company entered into a supply agreement with a vendor. Under this agreement, the Company is obligated to pay a fee of up to $250,000 if the Company does not meet minimum purchase requirements by the end of 2011.
     As of September 30, 2009, the Company had entered into purchase commitments with multiple vendors for the purchase and installation of specialized manufacturing equipment. If the orders are canceled, the Company is generally obligated to pay the greater of total costs incurred by the vendor through the date of cancelation or a penalty of 10 — 30% of the original purchase order. As of September 30, 2009, open purchase commitments with these vendors totaled approximately $0.7 million.
     The Company has entered into purchase commitments with multiple vendors for the construction and installation of leasehold improvements at a new corporate headquarters and manufacturing facility. Amounts remaining under these purchase commitments total approximately $1.7 million as of September 30, 2009.
     In addition, the Company had purchase order arrangements related to various key raw materials and components parts with several vendors for which it had not received the related goods or services as of September 30, 2009. These arrangements are subject to change based on the Company’s sales demand forecasts and the Company has the right to cancel the arrangements prior to the date of delivery. As of September 30, 2009, the Company had approximately $3.8 million of these open purchase order arrangements.
     Guarantees
     The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, generally limited to personal injury and property damage caused by the Company’s employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009 and December 31, 2008.

     In certain cases, the Company issues warranty and product performance guarantees to its customers for amounts ranging from 10% to 30% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication and operating performance of the PX device. These guarantees are issued in the form of standby letters of credit under the Company’s credit facility (see Note 4) or collateralized by restricted cash (see Note 3). These guarantees typically remain in place for periods ranging from 12 to 36 months and, in some cases, up to 65 months, which generally relate to the corresponding underlying product warranty period.
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
Note 7 — Stockholders’ Equity
     Equity Incentive Plans
     The following table summarizes the stock option activity under the Company’s equity incentive plans for the nine months ended September 30, 2009:

	Options Outstanding
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value (in
	Shares	Price	Life (in years)	thousands)(1)
Balance at December 31, 2008	2,531,986	$5.48	8.6	$6,593
Options granted	1,612,800	7.04
Options exercised	(148,599)	2.00
Options forfeited	(138,085)	5.95

Balance at September 30, 2009	3,858,102	6.25	8.6	$3,638

Vested and exercisable at September 30, 2009	1,062,559	$4.01	7.35	$2,792

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company’s stock as of September 30, 2009 of $5.84 per share. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.
     In July 2009, the Company issued 60,000 restricted stock units to key management team members under the 2008 Equity Incentive Plan. The restricted stock units vest 25% on the first grant date anniversary and 1/48th monthly thereafter dependent upon continued employment. As the restricted stock units vest, the units are settled in shares of common stock based on a one to one ratio. The units are valued based on the market price on the date of grant.

     A summary of the status and changes in restricted stock units for the nine months ended September 30, 2009 is presented below:

		Weighted Average
		Grant-Date Fair
	Shares	Value (per share)
Balance at December 31, 2008	—	$—
Awarded	60,000	7.13
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2009	60,000	7.13

     As of September 30, 2008, 1,034,253 shares are available for issuance under the Company’s stock based compensation plans.
     Stock-based Compensation Expense
     For the three and nine months ended September 30, 2009 and 2008, the Company recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008 (1)	2009	2008 (1)
Cost of revenue	$71	$34	$139	$65
General and administrative	486	149	1,039	290
Sales and marketing	253	122	463	224
Research and development	93	52	174	97

	$903	$357	$1,815	$676

(1)	Share-based compensation expense for the three and nine months ended September 30, 2008 included $12,000 and $155,000, respectively, related to employee share-based compensation arrangements accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). APB 25 is part of a specific class of transactions, referred to as “grandfathered GAAP,” that is excluded from the initial release of the Codification because entities can no longer apply the guidance to new transactions. The Company did not recognize any expense under APB 25 during the three and nine months ended September 30, 2009.
     As of September 30, 2009, total unrecognized compensation cost related to non-vested stock-based awards, net of forfeitures, was $8.2 million, which is expected to be recognized as expense over a weighted-average period of approximately 3.2 years.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Domestic revenue	$415	$1,442	$1,837	$3,309
International revenue	9,130	7,602	29,443	26,816

Total revenue	$9,545	$9,044	$31,280	$30,125

Revenue by country:
Israel	33%	5%	32%	3%
Algeria	27	*	25	15
Venezuela	17	—	5	—
United States	4	16	6	11
China	3	30	2	16
Spain	*	17	5	22
Others	16	32	25	33

Total	100%	100%	100%	100%

*	Less than 1%.

     Approximately 100% of the Company’s long-lived assets were located in the United States at September 30, 2009 and December 31, 2008.
Note 9 — Concentrations
     Three customers accounted for approximately 46% of the Company’s accounts receivable at September 30, 2009. As of December 31, 2008, five customers accounted for approximately 81% of accounts receivable.
     Revenue from customers representing 10% or more of net revenue varies from period to period. For the three months ended September 30, 2009, IDE Technologies, Ltd., Acciona Agua, Via Maris Desalination Ltd. and UTE Cap Djinet, a consortium of Inima (Grupo OHL) and Aqualia (Grupo FCC), accounted for approximately 11%, 17%, 21% and 27% of the Company’s net revenue, respectively. For the three months ended September 30, 2008, three customers, Hyflux Limited, GE Water and Process Technologies, and Geida, a consortium of Befesa Agua, Cobra-Tedagua, and Sadyt S.A, represented 20%, 14% and 13% of the Company’s net revenue, respectively.
     For the nine months ended September 30, 2009, IDE Technologies, Ltd. accounted for approximately 30% of net revenue and two consortiums formed by Inima and Aqualia, UTE Mostaganem and UTE Cap Djinet, accounted for approximately 17% and 8% of net revenue, respectively. For the nine months ended September 30, 2008, Multiplex Degremont J.V. and Geida, including its member companies, represented 15% and 19% of the Company’s net revenue, respectively.
     No other customer accounted for more than 10% of the Company’s net revenue during any of these periods.
Note 10 — Related Party Transactions
     The Company entered into a supply agreement with Piedmont Pacific Corporation, a company owned by James Medanich, a former director of the Company. Expenses incurred under this supply agreement amounted to $19,000 for the three months ended September 30, 2009 and less than $1,000 for the three months ended September 30, 2008. Expenses incurred under this supply agreement for the nine months ending September 30, 2009 and 2008 were $53,000 and $4,000, respectively. There were no outstanding payments due to this vendor as of September 30, 2009 and December 31, 2008. The Company believes that the transactions under the supply agreement were conducted as if consummated on an arm’s-length basis between two independent parties.
     The Company entered into a consulting agreement with Darby Engineering, LLC (invoiced as Think Mechanical, LLC), a firm owned by Peter Darby, a former director of the Company. No expenses were incurred under this consulting agreement during the three months ended September 30, 2009. Expenses incurred under this consulting agreement amounted to $32,000 for the three months ending September 30, 2008. For the nine months ending September 30, 2009 and 2008, $38,000 and $92,000 in expenses were incurred under this agreement, respectively. No amounts were due to this vendor as of September 30, 2009. A balance of $27,000 was due to this vendor as of December 31, 2008. The Company believes that the transactions under the consulting agreement were conducted as if consummated on an arm’s-length basis between two independent parties.

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
     All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Part II, Item 1A: Risk Factors” and are based on information available to us as of November 6, 2009. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Part II, Item 1A: Risk Factors,” and our results disclosed from time to time in our reports on Forms 10-K, 10-Q and 8-K and our Annual Reports to Stockholders.
     The following should be read in conjunction with the condensed financial statements and related notes included in “Part I, Item 1: Financial Statements” of this quarterly report and the consolidated financial statements and related notes included in our Annual Report on Form 10-K as filed on March 27, 2009.
Overview
     We are in the business of designing, developing and manufacturing energy recovery devices for seawater reverse osmosis desalination. Our company was founded in 1992 and we introduced the initial version of our energy recovery device, the PX®, in early 1997. As of September 30, 2009, we had shipped approximately 7,100 PX devices to desalination plants worldwide.
     A majority of our net revenue has been generated by sales to large engineering and construction firms, which are involved with the design and construction of larger desalination plants. Sales to these firms often involve a long sales cycle, which can range from nine to 16 months. A single large desalination project can generate an order for numerous PX devices and generally represents an opportunity for significant revenue. We also sell PX devices to original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer PX devices per plant and have shorter sales cycles.
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
     For the three months ended September 30, 2009, four customers accounted for approximately 76% of the Company’s net revenue. For the three months ended September 30, 2008, three customers accounted for approximately 47% of the Company’s net revenue.
     For the nine months ended September 30, 2009, three customers accounted for approximately 55% of the Company’s net revenue. For the nine months ended September 30, 2008, two customers accounted for approximately 34% of the Company’s net revenue.
     As of September 30, 2009, three customers accounted for approximately 46% of our accounts receivable.
     During the three and nine months ended September 30, 2009 and 2008, most of our revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our revenue for the foreseeable future.
     Our revenue is principally derived from the sales of our PX devices. We receive a small amount of revenue from the sale of high pressure circulation pumps, which we manufacture or purchase and sell in connection with PX devices to smaller desalination plants. We also receive incidental revenue from the sales of spare parts and services, such as product support, that we provide to our PX customers.
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
Third Quarter of 2009 Compared to Third Quarter of 2008
Results of Operations
     The following table sets forth certain data from our historical operating results as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2009		2008		Change Increase / (Decrease)
Results of Operations:*
Net revenue	$9,545	100.0%	$9,044	100.0%	$501	6%
Cost of revenue	3,387	35.5%	3,497	38.7%	(110)	(3)%

Gross profit	6,158	64.5%	5,547	61.3%	611	11%
Operating expenses:
General and administrative	3,043	31.9%	2,696	29.8%	347	13%
Sales and marketing	1,634	17.1%	1,467	16.2%	167	11%
Research and development	779	8.2%	678	7.5%	101	15%

Total operating expenses	5,456	57.2%	4,841	53.5%	615	13%

Income from operations	702	7.4%	706	7.8%	(4)	(1)%
Other income (expense):
Interest expense	(10)	(0.1)%	(17)	(0.2)%	(7)	(41)%
Interest income and other income (expense)	30	0.3%	217	2.4%	(187)	86%

Income before provision for income taxes	722	7.6%	906	10.0%	(184)	(20)%
Provision for income taxes	172	1.8%	283	3.1%	(111)	(39)%

Net income	$550	5.8%	$623	6.9%	$(73)	(12)%

*	Percentages may not add up to 100% due to rounding.

     Our net revenue increased 6% to $9.5 million for the three months ended September 30, 2009 from $9.0 million for the three months ended September 30, 2008. The increase in net revenue is primarily due to an overall increase in the average sales price of PX units resulting largely from increased sales of our higher-capacity PX-260 devices. The overall increase is partially offset by a slight decline in the number of PX units sold, primarily related to OEM customer shipments due to project delays attributable to the global economic downturn and financial market crisis. Additionally, there was a slight increase in service revenue due to efforts targeted at increasing after market sales and services.
     For the three months ended September 30, 2009, the sales of PX devices accounted for approximately 89% of our revenue, pump sales accounted for approximately 4% and spare parts and service accounted for 7%. For the three months ended September 30, 2008, the sales of PX devices accounted for approximately 90% of revenue, pump sales accounted for approximately 6%, and spare parts and service accounted for 4%.
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

	Three Months Ended
	September 30,
	2009	2008
Domestic revenue	$415	$1,442
International revenue	9,130	7,602

Total revenue	$9,545	$9,044

Revenue by country:
Israel	33%	5%
Algeria	27	*
Venezuela	17	—
United States	4	16
China	3	30
Spain	*	17
Others	16	32

Total	100%	100%

*	Less than 1%.
      Gross Profit
     Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, capital costs, excess and obsolete inventory expense, and manufactured components. The largest component of our cost of revenue is raw materials, primarily ceramic materials, which we obtain from multiple suppliers. For the three months ended September 30, 2009, gross profit as a percentage of net revenue was 64.5%. For the three months ended September 30, 2008, gross profit as a percentage of net revenue was 61.3%. The increase in gross margin as a percentage of net revenue was largely due to a higher average selling price during the third quarter of 2009 as compared to the third quarter of 2008 resulting largely from increased sales of our higher-capacity PX-260 devices.
     Stock compensation expense included in cost of revenue was $71,000 and $34,000 for the three months ended September 30, 2009 and September 30, 2008, respectively.
     Future gross profit as a percentage of net revenue is highly dependent on the product and customer mix of our future sales. Accordingly, we are not able to predict our future gross profit percentages with certainty.
     General and Administrative Expense
     General and administrative expense increased by $347,000, or 13%, to $3.0 million for the three months ended September 30, 2009 from $2.7 million for the three months ended September 30, 2008. As a percentage of net revenue, general and administrative expense was 31.9% for the three months ended September 30, 2009 and 29.8% for the three months ended September 30, 2008. The increase of general and administrative expense was attributable primarily to the increase in general and administrative headcount and professional services to support our growth in operations and to support the requirements for operating as a public company. General and administrative average headcount increased to 36 for the third quarter of 2009 from 27 for the third quarter of 2008.

     Of the $347,000 increase in general and administrative expense, increases of $379,000 related to compensation and employee-related benefits, $241,000 related to professional services and $48,000 related to occupancy and other administrative costs were offset in part by a decrease of $272,000 related to bad debt expense and $49,000 related to Value Added Taxes (VAT). Stock-based compensation expense included in general and administrative expense was $486,000 for the three months ended September 30, 2009 and $149,000 for the three months ended September 30, 2008.
     Sales and Marketing Expense
     Sales and marketing expense increased by $167,000, or 11%, to $1.6 million for the three months ended September 30, 2009 from $1.5 million for the three months ended September 30, 2008. This increase was primarily related to the growth in our sales force that resulted in higher average headcount with sales and marketing average headcount increasing to 22 for the third quarter of 2009 from 20 for the third quarter of 2008.
     As a percentage of our net revenue, sales and marketing expense increased slightly to 17% for the three months ended September 30, 2009 compared to 16% for the three months ended September 30, 2008. The increase was attributable primarily to our net revenue growing at a slightly lesser rate than our sales and marketing expense during the third quarter of 2009 compared to the same period last year.
     Of the $167,000 net increase in sales and marketing expense for the three months ended September 30, 2009, $227,000 related to compensation, employee-related benefits and commissions to outside sales representatives and $16,000 related to occupancy and other administrative costs. The increases were partially offset by a decrease of $76,000 related to other sales and marketing costs. Stock-based compensation expense included in sales and marketing expense was $253,000 for the three months ended September 30, 2009 and $122,000 for the three months ended September 30, 2008.
     We expect that our future sales and marketing expense will increase in absolute dollars as we continue to develop our sales and marketing operations.
     Research and Development Expense
     Research and development expense increased by $101,000, or 15%, to $779,000 for the three months ended September 30, 2009 from $678,000 for the three months ended September 30, 2008. This increase was primarily attributable to recent efforts to develop and strengthen our expertise in ceramics material science.
     As a percentage of our net revenue, research and development expense remained constant at 8% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, as research and development expense increased at approximately the same rate as net revenue for those periods.
     Of the $101,000 increase, increases of $122,000 related to compensation and employee-related benefits and $49,000 related to occupancy and other miscellaneous costs were partially offset by decreases of $39,000 related to research and development direct project costs and $31,000 related to consulting and professional service.
     Average headcount in our research and development department increased to 11 for the third quarter of 2009 from nine for the third quarter of 2008. Stock-based compensation expense included in research and development expense was $93,000 for three months ended September 30, 2009 and $52,000 for the three months ended September 30, 2008.
     We anticipate that our research and development expenditures will increase in the future as we expand and diversify our product offerings and further our expertise in advanced ceramics.
     Other Income, Net
     Other income, net, decreased $180,000 to $20,000 for the three months ended September 30, 2009 from $200,000 for the three months ended September 30, 2008. The decrease was primarily due to a decrease in interest income of $402,000 as a result of lower interest rates during the third quarter of 2009 compared to the third quarter of 2008. This decrease was partially offset by a favorable change of $215,000 related to net foreign currency gains and losses as a result of a decrease in our foreign currency denominated contracts and favorable changes in foreign currency rates for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Additionally, interest expense decreased $7,000 as a result of a reduction of debt in the first quarter of 2009.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Results of Operations
     The following table sets forth certain data from our historical operating results as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
					Change
	2009		2008		Increase / (Decrease)
Results of Operations:*
Net revenue	$31,280	100.0%	$30,125	100.0%	$1,155	4%
Cost of revenue	11,251	36.0%	11,122	36.9%	129	1%

Gross profit	20,029	64.0%	19,003	63.1%	1,026	5%
Operating expenses:
General and administrative	9,705	31.0%	8,211	27.3%	1,494	18%
Sales and marketing	4,795	15.3%	4,263	14.2%	532	12%
Research and development	2,409	7.7%	1,723	5.7%	686	40%

Total operating expenses	16,909	54.1%	14,197	47.1%	2,712	19%

Income from operations	3,120	10.0%	4,806	16.0%	(1,686)	(35)%
Other income (expense):
Interest expense	(34)	(0.1)%	(62)	(0.2)%	(28)	(45)%
Interest income and other income (expense)	59	0.2%	841	2.8%	(782)	(93)%

Income before provision for income taxes	3,145	10.1%	5,585	18.5%	(2,440)	(44)%
Provision for income taxes	1,112	3.6%	2,186	7.3%	(1,074)	(49)%

Net income	$2,033	6.5%	$3,399	11.3%	$(1,366)	(40)%

*	Percentages may not add up to 100% due to rounding.
     Our net revenue increased by $1.2 million, or 4%, to $31.3 million for the nine months ended September 30, 2009 from $30.1 million for the nine months ended September 30, 2008. The increase in net revenue is primarily due to an increase in the average sales price of PX units resulting largely from increased sales of our higher-capacity PX-260 devices. The overall increase is partially offset by a slight decline in the number of PX units sold, primarily related to OEM customer shipments due to project delays attributable to the global economic downturn and financial market crisis. Additionally, there was a slight increase in service revenue due to efforts targeted at increasing after market sales and services.
     For the nine months ended September 30, 2009, the sales of PX devices accounted for approximately 90% of our revenue, pump sales accounted for approximately 5% and spare parts and service accounted for 5%. For the nine months ended September 30, 2008, the sales of PX devices accounted for approximately 92% of revenue, pump sales accounted for approximately 5%, and spare parts and service accounted for 3%.
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

	Nine Months Ended
	September 30,
	2009	2008
Domestic revenue	$1,837	$3,309
International revenue	29,443	26,816

Total revenue	$31,280	$30,125

Revenue by country:
Israel	32%	3%
Algeria	25	15
United States	6	11
Spain	5	22
China	2	16
Others	30	33

Total	100%	100%

*	Less than 1%.
     Gross Profit
     Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, capital costs, excess and obsolete inventory expense, and manufactured components. The largest component of our cost of revenue is raw materials, primarily ceramic materials, which we obtain from multiple suppliers. For the nine months ended September 30, 2009, gross profit as a percentage of net revenue was 64.0%, as compared to 60.8% for the nine months ended September 30, 2008, excluding the reversal of a warranty provision in the amount of $688,000, or 2.3%, related to the cancellation of an extended product warranty contract. The increase in gross margin as a percentage of net revenue, when adjusted for the one time warranty provision reversal in 2008, was largely due to a higher average selling price during the first nine months of 2009 as compared to the first nine months of 2008 resulting largely from increased sales of our higher-capacity PX-260 devices.
     Stock compensation expense included in cost of revenue was $139,000 and $65,000 for the nine months ended September 30, 2009 and September 30, 2008, respectively.
     Future gross profit as a percentage of net revenue is highly dependent on the product and customer mix of our future sales. Accordingly, we are not able to predict our future gross profit percentages with certainty.
     General and Administrative Expense
     General and administrative expense increased by $1.5 million, or 18%, to $9.7 million for the nine months ended September 30, 2009 from $8.2 million for the nine months ended September 30, 2008. As a percentage of net revenue, general and administrative expense was 31% for the nine months ended September 30, 2009 and 27% for the nine months ended September 30, 2008. The increase of general and administrative expense was attributable primarily to the increase in general and administrative headcount to support our growth in operations and to support the requirements for operating as a public company. General and administrative average headcount increased to 35 for the nine months ended September 30, 2009 from 21 for the nine months ended September 30, 2008.
     Of the $1.5 million increase in general and administrative expense, increases of $2.1 million in compensation and employee-related benefits and $110,000 in occupancy and other administrative costs were partially offset by decreases of $495,000 in professional services and $211,000 in Value Added Taxes (VAT). Stock-based compensation expense included in general and administrative expense was $1.0 million for the nine months ended September 30, 2009 and $290,000 for the nine months ended September 30, 2008.
     Sales and Marketing Expense
     Sales and marketing expense increased by $532,000, or 12%, to $4.8 million for the nine months ended September 30, 2009 from $4.3 million for the nine months ended September 30, 2008. This increase was primarily related to growth in our sales force that resulted in higher headcount with sales and marketing average headcount increasing to 21 for the nine months ended September 30, 2009 from 18 for the nine months ended September 30, 2008. In addition, our sales team is compensated in part by commissions, resulting in increased sales expense as our sales increase.
     As a percentage of our net revenue, sales and marketing expense increased to 15% for the nine months ended September 30, 2009 from 14% for the nine months ended September 30, 2008. The increase in 2009 was attributable primarily to our net revenue growing at a slightly lesser rate than our sales and marketing expense during the first nine months of 2009.

     Of the net increase in sales and marketing expense for the nine months ended September 30, 2009, $581,000 related to compensation, employee-related benefits and commissions to outside sales representatives and $49,000 related to occupancy and other administrative costs. These increases were partially offset by a decrease of $98,000 related to other sales and marketing costs. Stock-based compensation expense included in sales and marketing expense was $463,000 for the nine months ended September 30, 2009 and $224,000 for the nine months ended September 30, 2008.
     We expect that our future sales and marketing expense will increase in absolute dollars as we continue to develop our sales and marketing operations.
     Research and Development Expense
     Research and development expense increased by $686,000, or 40%, to $2.4 million for the nine months ended September 30, 2009 from $1.7 million for the nine months ended September 30, 2008. As a percentage of our net revenue, research and development expense increased to 8% for the nine months ended September 30, 2009 compared to 6% for the nine months ended September 30, 2008. The increase in expense was primarily attributable to recent efforts to develop and strengthen our expertise in ceramics material science.
     Of the $686,000 increase, compensation and employee-related benefits accounted for $384,000, research and development direct project costs accounted for $140,000, consulting and professional service fees accounted for $103,000, and occupancy and other miscellaneous costs accounted for $59,000.
     Average headcount in our research and development department increased to 10 for the nine months ended September 30, 2009 from eight for the nine months ended September 30, 2008. Stock-based compensation expense included in research and development expense was $174,000 for the nine months ended September 30, 2009 and $97,000 for the nine months ended September 30, 2008.
     We anticipate that our research and development expenditures will increase in the future as we expand and diversify our product offerings and further our expertise in advanced ceramics.
     Other Income, Net
     Other income, net, decreased $754,000 to $25,000 for the nine months ended September 30, 2009 from $779,000 for the nine months ended September 30, 2008. The change was primarily due to decreases in interest income and gains/(losses) from foreign currency transactions. Lower money market interest rates resulted in a $369,000 reduction in interest income during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. A reduction in foreign currency denominated contracts and unfavorable changes in foreign currency rates resulted in a net loss from foreign currency transactions of $(30,000) for the nine months ended September 30, 2009 compared to a net gain of $383,000 for the same period last year, an unfavorable change of $413,000. The unfavorable changes in other income, net, were slightly offset by a decrease in net interest expense of $28,000 resulting from the reduction of debt during the first quarter of 2009.
Liquidity and Capital Resources
     Overview
     Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services, and borrowings under our credit facility. From January 1, 2005 through September 30, 2009, we issued common stock for aggregate net proceeds of $83.8 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.
     As of September 30, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $74.7 million, which are invested primarily in money market funds, and accounts receivable of $10.3 million.
     In February 2009, we terminated a March 2008 credit agreement with a financial institution. As a result, we transferred $9.1 million in cash to a restricted cash account as collateral for outstanding irrevocable standby letters of credit that were collateralized by the credit agreement as of the date of its termination and collateral for the outstanding equipment promissory note. During the nine months ended September 30, 2009, $3.6 million of the restricted cash was released.
     Upon the termination of the credit agreement, a new loan and security agreement with another financial institution became effective. The new agreement provides a total available credit line of $15.0 million. Under the new agreement, we are allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $14.8 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the advances and the collateral do not exceed $15.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%. The new agreement expires on December 31, 2009 and is collateralized by substantially all of the company’s assets. As of September 30, 2009, we were in compliance with all financial and administrative covenants under this new agreement.
     During the periods presented, we provided certain customers with irrevocable standby letters of credit to secure our obligations for the delivery of products, performance guarantees and warranty commitments in accordance with sales arrangements. Some of these letters of credit were issued under our revolving note credit facility. The letters of credit generally terminate within 12 to 36 months, and in some cases up to 65 months, from issuance. At September 30, 2009, the amounts outstanding on irrevocable letters of credit collateralized under our credit agreement totaled approximately $4.3 million.
      Cash Flows from Operating Activities
     Net cash provided by operating activities was $5.1 million and $1.2 million for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, net income of $2.0 million and $3.4 million, respectively, was adjusted to $4.1 million and $3.6 million, respectively, by non-cash items totaling $2.1 million and $0.2 million respectively. Non-cash items include depreciation and amortization expense, unrealized gains and losses on foreign exchange, stock-based compensation expense, and provisions for doubtful accounts, warranty reserves and excess and obsolete inventory. Changes in assets and liabilities created net cash inflow effect of approximately $1.0 million and a net cash outflow effect of approximately $(2.4) million for the nine months ended September 30, 2009 and 2008, respectively. Net changes in assets and liabilities are primarily attributable to changes in accounts receivable and unbilled receivables as a result of timing of invoices and collections for large projects, increases in inventory as a result of the growth of our business, changes in prepaid expenses and accrued liabilities as a result of the timing of payments to employees, vendors and other third parties, and changes in deferred revenue as a result of timing of advance billings and product deliveries.
      Cash Flows from Investing Activities
     Cash flows used in investing activities primarily relate to capital expenditures to support our growth, as well as increases in our restricted cash used to collateralize our letters of credit.
     Net cash (used in) provided by investing activities was $(9.9) million and $1.2 million for the nine months ended September 30, 2009 and 2008, respectively. The change to net cash used in investing activities during the first nine months of 2009 from net cash provided by investing activities during the first nine months of 2008 was primarily due to a net increase of $6.8 million in cash used to collateralize letters of credit and equipment loans. Additionally, cash used for purchases of plant, property and equipment increased $4.3 million during the first nine months of 2009 compared to the first nine months of 2008 due to the purchase of manufacturing equipment and the integration of a new manufacturing, administrative and warehouse facility during the nine months ended September, 30 2009.
     Cash Flows from Financing Activities
     Net cash provided by financing activities decreased $76.9 million to $0.3 million for the nine months ended September 30, 2009 from $77.2 million for the nine months ended September 30, 2008. The decrease in net cash flows from financing activities is primarily due to the receipt of IPO net proceeds of $76.7 million in July 2008. Additionally, a decrease in repayments of promissory notes by stockholders and an increase in long term debt payments reduced net cash provided by financing by $0.4 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decreases are partially offset by a net increase in proceeds from stock option exercises and other financing activities of $0.2 million.
      Liquidity and Capital Resource Requirements
     We believe that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, if any, the expansion of our sales and marketing and research and development activities, the timing and extent of our expansion into new geographic territories, the timing of introductions of new products and the continuing market acceptance of our products. We may enter into potential material investments in, or acquisitions of, complementary businesses, services or technologies, in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
     We lease facilities under fixed non-cancelable operating leases that expire on various dates through 2019. The total of the future minimum lease payments under these leases as of September 30, 2009 is $14.7 million. For additional information, see Note 6 — “Commitments and Contingencies” to the unaudited Condensed Consolidated Financial Statements.
     As of September 30, 2009, we entered into purchase commitments with multiple vendors for the purchase and installation of specialized manufacturing equipment. If the orders are canceled, we are generally obligated to pay the greater of total costs incurred by the vendor through the date of cancelation or a penalty of 10 — 30% of the original purchase order. As of September 30, 2009, open purchase commitments with these vendors totaled approximately $0.7 million.
     Recently, we entered into purchase commitments with multiple vendors for the construction and installation of leasehold improvements at a new corporate headquarters and manufacturing facility. Amounts remaining under these purchase commitments total approximately $1.7 million as of September 30, 2009.
     In the course of our normal operations, we also entered into purchase commitments with our suppliers for various key raw materials and components parts. The purchase commitments covered by these arrangements are subject to change based on our sales forecasts for future deliveries and we have the right to cancel the arrangements prior to the date of delivery. As of September 30, 2009, these open purchase orders totaled approximately $3.8 million.
     We have agreements with guarantees or indemnity provisions that we have entered into with, among others, customers and OEMs in the ordinary course of business. Based on our experience and information known to us as of September 30, 2009, we believe that our exposure related to these guarantees and indemnities as of September 30, 2009 was not material.
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
      Interest Rate Risk
     At September 30, 2009, we had cash and cash equivalents totaling $80.3 million, including restricted cash of $5.5 million. These amounts were invested primarily in a money market fund backed by U.S. Treasury securities. The unrestricted cash and cash equivalents are held for working capital purposes, capital expenditures and possible future acquisitions. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future interest income.
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
Item 4. Controls and Procedures.
     Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Our primary product is the PX device, and sales of our PX device historically have accounted for a high percentage of our revenue. While we sell a variety of models of the PX device depending on the design of the desalination plant and its desired output, all of our models rely on the same basic technology developed and refined over the past 12 years. We expect that the revenue from our PX devices will continue to account for most of our revenue for the foreseeable future. Any factors adversely affecting the demand for desalination, including changing weather patterns, increased precipitation, new technology for producing fresh water, increased water conservation or reuse, new energy technology or reduced energy costs, changes in the global economy, and political changes, would reduce the demand for PX devices and would cause a significant decline in our revenue. Similarly, any other factors adversely affecting the demand for our PX devices, including new methods of desalination that reduce pressure and energy requirements, improvements in membrane technology, new energy recovery technology, changes in customer spending priorities and industry regulations would also cause a significant decline in our revenue.
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
     Current economic conditions may continue to negatively impact our business and make forecasting future operating results more difficult and uncertain. For example, due to project delays related to the global economic downturn, we experienced a decrease in shipments to OEM customers during the second and third quarters of 2009. A weakening global economy may continue to cause our customers to delay or push out orders for our products or may result in the delay, postponement or canceling of planned or new desalination projects or retrofits, which would reduce our revenue. Turmoil in the financial and credit markets may also make it difficult for our customers to obtain needed project financing, resulting in lower sales. Negative economic conditions may also affect our suppliers, which could impede their ability to remain in business and supply us with parts, resulting in delays in the availability of our products. In addition, most of our cash and cash equivalents are currently invested in money market funds backed by United States Treasury securities; however, given the current weak global economy and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits, which would adversely affect our financial condition. If current economic conditions persist or worsen and negatively impact the desalination industry, our business, financial condition or results of operations could be materially and adversely affected.
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
     Our customer contracts generally contain holdback provisions pursuant to which the final installments to be paid under such sales contracts are due up to 24 months after the product has been shipped to the customer and revenue has been recognized. Typically, between 10 and 20%, and in some instances up to 30% of the revenue we receive pursuant to our customer contracts are subject to such holdback provisions and are accounted for as unbilled receivables until we deliver invoices for payment. As of September 30, 2009, we had approximately $6.3 million of current unbilled receivables and approximately $229,000 of non-current unbilled receivables. If we are unable to invoice and collect, or if our customers fail to make payments due under our sales contracts, our results of operations will be adversely affected.
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
     Since 2004, we have invested more than $7 million in research and development costs associated with our PX products. From time to time, our customers have expressed a need for greater processing efficiency. In response, and as part of our strategy to enhance our energy recovery solutions and grow our business, we plan to continue to make substantial investments in the research and development of new technologies. While new products have the potential to meet specified needs of key markets, their pricing may not meet customer expectations and they may not perform as well as our other PX devices. It is possible that potential customers may not accept new pricing structures. It is also possible that the release of new products may be delayed if testing reveals unexpected flaws. Our future success will depend in part on our ability to continue to design and manufacture new products, to enhance our existing products and to provide new value-added services. We may experience unforeseen problems in the performance of our existing and new technologies or products. Furthermore, we may not achieve market acceptance of our new products and solutions. If we are unable to develop competitive new products, or if the market does not accept such products, our business and results of operations will be adversely affected.
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
     We rely on a limited number of vendors to produce the ceramics used in our products. Two ceramics vendors provided all ceramic components purchased during the nine months ended September 30, 2009. If any of our ceramic suppliers were to have financial difficulties, cancel or materially change their commitments with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition.
We depend on single suppliers for some of our components, including stainless steel castings. If our suppliers are not able to meet our demand and/or requirements, our business could be harmed.
     We rely on single suppliers to produce certain components, including all of our stainless steel castings, for use in our PX products. Our reliance on single manufacturers for these parts involves a number of significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields, production costs and lack of guaranteed production capacity or product supply. We do not have a long term supply agreement with these suppliers and instead secure manufacturing availability on a purchase order basis. Our suppliers have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacities of these suppliers and our suppliers may reallocate capacity to other customers, even during periods of high demand for our products. We have in the past experienced and may in the future experience quality control issues and delivery delays with our suppliers due to factors such as high industry demand or the inability of our vendors to consistently meet our quality or delivery requirements. If our suppliers were to cancel or materially change its commitment with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition. We may qualify additional suppliers in the future which would require time and resources. If we do not qualify additional suppliers, we may be exposed to increased risk of capacity shortages due to our complete dependence on our current supplier.
We are subject to risks related to product defects, which could lead to warranty claims in excess of our warranty provisions or result in a large number of warranty claims in any given year.
     We provide a warranty for our products for a period of one to two years and provide a five year warranty for the ceramic components of our PX brand products. We test our products in our manufacturing facilities through a variety of means. However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market. Accordingly, there is a risk that warranty claims may be filed due to product defects. We may incur additional operating expenses if our warranty provisions do not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, they could adversely affect our business, financial condition and results of operations. While the number of warranty claims has not been significant to date, we have offered a five year warranty on our ceramic components for new sales agreements executed after August 7, 2007. Accordingly, we cannot quantify the error rate of the ceramic components of our products with statistical accuracy and cannot assure that a large number of warranty claims will not be filed in a given year. As a result, our operating expenses may increase if a large number of warranty claims are filed in any specific year, particularly towards the end of any given warranty period.
If we are unable to protect our technology or enforce our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.
     Our competitive position depends on our ability to establish and maintain proprietary rights in our technology and to protect our technology from copying by others. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which may offer only limited protection. We hold five United States patents and fourteen patents outside the U.S. that are counterparts to two of the U.S. patents. The expiration terms of the U.S. patents range from 2011 to 2025, at which time we could become more vulnerable to increased competition. In addition, we have applied for four new United States patents and filed one new international application. There are twenty-five pending foreign applications corresponding to U.S. patents and patent applications. We do not hold issued patents in many of the countries into which we sell our PX devices, including Saudi Arabia, Algeria and China, though we do have pending applications in those and other countries where we have substantial sales activity. Accordingly, the protection of our intellectual property in some of those countries may be limited. We also do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated. Moreover, while we believe our remaining issued patents are essential to the protection of the PX technology, the rights granted under any of our issued patents or patents that may be issued in the future may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. In addition, our granted patents may not prevent misappropriation of our technology, particularly in foreign countries where intellectual property laws may not protect our proprietary rights as fully as those in the United States. This may render our patents impaired or useless and ultimately expose us to currently unanticipated competition. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of management resources, either of which could harm our business.
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
     Our existing manufacturing facilities are capable of meeting current demand and demand for the foreseeable future. However, the future growth of our business depends on our ability to successfully expand our manufacturing, research and development and technical testing facilities. Larger products currently under development require a larger manufacturing facility with greater capacity. We have entered into a 10 year lease for a 170,000 square foot facility in San Leandro, California. While this space will be available to accommodate the consolidation of our U.S. operations and the expansion of our manufacturing operations, the space is being built out and will not be available until November 2009 or later. If the build-out is delayed, our production capability could be limited, which could adversely affect our operating results.
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
     Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 13% of our outstanding common stock as of September 30, 2009. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.
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
     As a result of the offering, we received net proceeds of approximately $76.7 million, after deducting underwriting discounts and commissions of $6.1 million and additional offering-related expenses of approximately $3.7 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. During the first quarter of 2009, we pledged $9.1 million of the net proceeds as collateral to facilitate the early termination of a credit facility with a financial institution. During the nine months ended September 30, 2009, $3.6 million of the restricted cash was released and we did not use additional net proceeds from the IPO. We anticipate that we will use the remaining net proceeds from our IPO for working capital and other general corporate purposes, including to finance our growth, develop new products, fund capital expenditures, or to expand our existing business through acquisitions of other businesses, products or technologies. Pending such uses, we have deposited a substantial amount of the net proceeds in a U.S. Treasury based money market fund as of September 30, 2009. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).

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
Registrant: Energy Recovery, Inc.
By:

/s/ G. G. PIQUE G. G. Pique	President and Chief Executive Officer (Principal Executive Officer)	November 6, 2009

/s/ THOMAS D. WILLARDSON Thomas D. Willardson	Chief Financial Officer (Principal Financial Officer)	November 6, 2009

Exhibit List

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.