Form 10-K
period 2009-12-31
Energy Recovery, Inc.
filed 2010-03-15
CIK 1421517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-34112
Energy Recovery, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	01-0616867
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1717 Doolittle Drive, San Leandro, CA 94577
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates amounted to $309.3 million on June 30, 2009.

The number of shares of the registrant’s common stock outstanding as of March 5, 2010 was 51,226,695.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held in June 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

Item 1.	Business

Overview

Energy Recovery, Inc. develops, manufactures and sells high-efficiency energy recovery devices and pumps primarily for use in seawater and brackish water desalination. Our products make desalination affordable by reducing energy costs. We have one operating segment, the manufacture and sale of high-efficiency energy recovery products and pumps and related parts and services. Additional information on segment reporting is contained in Note 11 of Notes to the Consolidated Financial Statements in this Form 10-K.

On December 21, 2009, we completed our acquisition of Pump Engineering, LLC. Named Pump Engineering, Inc. (PEI) post-acquisition, the new subsidiary will continue to develop and manufacture energy-recovery devices, known as turbochargers, and efficient high pressure pumps for brackish and seawater reverse osmosis desalination. PEI turbochargers and pumps are custom-designed to reduce energy consumption and increase efficiency under specified process conditions. PEI turbochargers are also used to reduce energy costs in natural gas and other fluid processing.

In November, 2009, with the introduction of the PX-300, we released our new series of PX Pressure Exchangertm rotary energy recovery devices for desalination. Based on our new Quadribarictm technology, this new line of devices features straighter flow paths for the seawater concentrate and feed water and an enhanced vessel and port configuration. The new technology is designed to improve energy recovery efficiency, minimize mixing between the concentrate and feed water, and reduce operating sound levels.

During fiscal year 2009, we continued to develop our capability to supply up to one half of our ceramics needs through in-house production. We created a small ceramics laboratory, began developing ceramics formulations, designed our new ceramics operation, ordered equipment and began building out the planned facility. We expect to start production in late 2010 and achieve our targeted production goals in 2011. The core components of our PX devices are made of ceramics. By investing in the material science and manufacturing of ceramics, we expect to improve production yields for our PX devices, reduce costs and improve product quality.

Our company was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001. We became a public company in July 2008. The company has four subsidiaries: Osmotic Power, Inc., Energy Recovery, Inc. International, Energy Recovery Iberia, S.L. and Pump Engineering, Inc. They were incorporated in September 2005, July 2006, September 2006 and November 2009, respectively.

The mailing address of our headquarters is 1717 Doolittle Drive, San Leandro, California 94577. Our main telephone number is (510) 483-7370. Additional information about ERI is available on our website at http://www.energyrecovery.com. Information contained in the website is not part of this report.

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

Our Products

We make energy recovery devices, high pressure pumps and circulation pumps primarily for use in desalination plants that use reverse osmosis technology. Our products are sold under the trademarks ERItm, PXtm, PEItm, Pressure Exchangertm, PX Pressure Exchangertm, PEItm, Pump Engineeringtm and Quadribarictm. Our energy recovery products reduce plant operating costs by capturing and reusing the otherwise lost pressure energy from the concentrated seawater reject stream of the desalination process. Use of energy recovery devices can reduce energy consumption by up to an estimated 60% compared to desalination without energy recovery. By reducing energy costs, our devices increase the cost-competitiveness of reverse osmosis desalination compared to other means of fresh water production, including thermal desalination. Our pumps are custom-designed for high efficiency and complement the operation of our energy recovery devices. Our PEI turbochargers are also used to save energy in brackish water desalination and gas processing applications.

Energy Recovery Devices.  We develop and sell two main lines of energy recovery devices: PX Pressure Exchanger devices and PEI turbochargers. Each line includes a range of models and sizes to address the range of required process flow rates, plant designs and sizes.

Our current PX offerings include: the PX-300, the 65 series (the PX-260, PX-220 and PX-180); the 4S series (PX-140S, PX-90S, PX-70S, PX-45S and PX-30S) and brackish PX devices (for the desalination of water with a lower concentration of salt than seawater).

Our turbocharger offerings include: the HTCAT series (HTCAT-1800, HTCAT-2400, HTCAT-3600, HTCAT-4800, HTCAT-7200 and HTCAT-9600); the HALO line (HALO-50, HALO-75, HALO-100, HALO-150, HALO-225, HALO-300, HALO-450, HALO-500, HALO-600, HALO-900 and HALO-1200); and the LPT series for brackish water desalination applications (LPT-63, LPT-125, LPT-250, LPT-500, LPT-1000 LPT-2000 and LPT-3200).

High Pressure and Circulation Pumps.  We manufacture and sell high pressure feed, circulation and booster pumps for use with our energy recovery devices in reverse osmosis desalination plants. Our current line of pumps includes the MSRO series (MSRO 2x3x5, MSRO 3x4x7 and MSRO 4x6x9); the AVS series (AVS-300, AVS-450, AVS-600, AVS-900, AVS-1200, AVS-1800, AVS-2400, AVS-3600, AVS-4800, AVS-7200 and AVS-9600) and a line of small circulation pumps.

Technical Support and Replacement Parts.  We provide engineering and technical support to customers during product installation and plant commissioning. We also offer replacement parts and services for our PX and PEI devices. Our PX device and PEI turbochargers are also used to retrofit or replace older energy recovery devices in existing desalination plants.

Customers

Our customers include major international engineering, procurement and construction firms which design and build large desalination plants, and original equipment manufacturers (OEMs), companies that supply equipment and packaged solutions for small to medium-sized desalination plants.

Large engineering, procurement and construction firms.  Most of our revenue comes from sales of our products to engineering, procurement and construction firms that have the required desalination expertise to engineer, construct and sometimes own and operate large desalination plants or mega-projects. We work with these firms to specify our products for their plants. The time between project tender to product shipment can range from six to 16 months. Each mega-project typically represents a revenue opportunity of between $2 million to $10 million.

A limited number of these engineering, procurement and construction firms account for 10% or more of our net revenue. For the year ended December 31, 2009, three customers — IDE Technologies, Ltd., Acciona Agua, and UTE Mostaganem (a consortium of Inima and Aqualia) — accounted for approximately 20%, 11%, and 11% of our net revenue, respectively. For the year ended December 31, 2008, two customers accounted for approximately 16% and 11% of our net revenue — Hyflux Limited and Befesa Agua S.A. (including affiliated joint ventures), respectively. For the year ended December 31, 2007, three customers represented approximately 20%, 23% and 13% of our net revenue — Acciona Agua, Geida and its member companies, and Doosan Heavy Industries, respectively. No other customers accounted for more than 10% of our total revenue during any of this period.

Original Equipment Manufacturers.  We also sell our products and services to suppliers of pumps and other water-related equipment for assembly and use in small to medium-sized desalination plants for hotels, power plants, cruise ships, farm operations, island bottlers, and small municipalities. These original equipment manufacturers also purchase our products for “quick water” or emergency water solutions. In this market, the time from project tender to shipment ranges from one to three months.

Competition

The market for energy recovery devices and pumps in desalination plants is competitive. As the demand for fresh water increases and the market expands, we expect competition to persist and intensify.

We have three main competitors for our energy recovery devices: Flowserve Corporation (Flowserve) based in Irving, Texas, Fluid Equipment Development Company (FEDCO) based in Monroe, Michigan and VA Tech WABAG Ltd. (VATech) based in Chennai, India. We compete with these companies on the basis of price, technology, materials, efficiency and life cycle maintenance costs. We believe that our products have a competitive advantage, even though these companies may offer competing products at prices lower than ours, because our products are the most cost-effective energy recovery devices for reverse osmosis desalination over time.

In the market for large desalination projects, our PX devices and large PEI turbochargers compete primarily with Flowserve’s DWEER product. We believe that our PX devices have a competitive advantage because they are made with highly durable and corrosion-proof ceramic parts, have a simple design with one moving part, have a small physical footprint, provide system redundancy and scaling capability, and offer lower life cycle maintenance costs. We believe our large PEI turbocharger products have a competitive advantage over the DWEER product, particularly in countries where energy costs are low and upfront capital costs are a key factor in purchase decisions, because our PEI products have lower upfront capital costs, a simple design with one moving part, a small physical footprint, a modular design and a long operating life which leads to low total life cycle costs.

In the market for small to medium-sized desalination plants, our products compete with Flowserve’s Pelton Turbines, FEDCO turbochargers and VA Tech devices. We believe that our PX devices have a competitive advantage over these products because our devices provide up to 98% energy transfer efficiency, have lower life cycle maintenance costs, are made of highly durable and corrosion-proof ceramic parts and have a modular design. We believe that our PEI turbochargers have a competitive advantage over these competing products because PEI turbochargers have lower upfront capital costs, a simple design with one moving part, a small physical footprint, and a long operating life which leads to low total life cycle costs.

In the market for high pressure pumps, our products compete with pumps manufactured by FEDCO, Flowserve, Duchting Pumpen Maschinenfabrik GmbH & Co KG based in Witten, Germany; KSB Aktiengesellschaft based in Frankenthal, Germany; Torishima Pump Mfg. Co., Ltd. based in Osaka, Japan and Sulzer Pumps, Ltd. based in Winterthur, Switzerland and other companies. We believe that our pump products have a competitive advantage over these competitive products because our pumps are developed specifically for reverse osmosis desalination, custom-designed to meet individual customer needs and highly efficient and feature product lubricated bearings.

Sales and Marketing

We market and sell our products directly to customers through our sales organization and, in some countries, through authorized, independent sales agents. Our sales organization currently has three groups, the Mega-Projects Group, which is responsible for sales of our PX devices for desalination projects exceeding 50,000 cubic meters per day; our OEM Group, which is responsible for sales of PX devices for plants designed to produce less than 50,000 cubic meters per day; and our PEI sales group, which oversees sales of PEI turbochargers for plants of all sizes. We expect to integrate our PX and PEI sales activities over time.

Since many of the large engineering, procurement, and construction firms that specialize in large projects are located in the Mediterranean region, we have a sales and technical center in Madrid, Spain. Our office in Dubai, United Arab Emirates serves the Middle East where many desalination plants and key engineering, procurement and construction firms are located. We also have a sales office in Shanghai, China to address this emerging market for our energy recovery products. We have U.S. sales offices in California, Florida and Michigan.

Manufacturing

We have production facilities in San Leandro, California where our PX devices are made, assembled and tested, and facilities in New Boston, Michigan where our PEI products are manufactured and tested. We purchase unfinished ceramic components for our PX products from several suppliers and, beginning in fiscal year 2010, we plan to manufacture some of these ceramic components in our own captive ceramics production plant located in our San Leandro facility. For our PX devices, we depend on two suppliers for our vessel housing and a single supplier for stainless steel castings. For our PEI turbochargers and pumps, we rely on a limited number of foundries for castings. We finish machining and assemble in-house all ceramic components of our PX devices and many components of our PEI turbochargers and pumps to protect the proprietary nature of our methods of manufacturing and product designs and to maintain our quality control standards.

For a discussion of risks attendant to our manufacturing activities, see “Risk Factors — We depend on third-party suppliers, and our revenue and gross margin could suffer if we fail to manage supplier issues properly,” in Item 1A, which is incorporated herein by reference. For a discussion of risks attendant to our planned in-house manufacture of some ceramic components of our PX devices, see “Risk Factors — Our plans to manufacture a portion of our ceramic components may prove to be more costly or less reliable than outsourcing,” in Item 1A, which is incorporated herein by reference.

Research and Development

Design, quality and innovation are key elements of our culture. Our development efforts are focused on enhancing our existing energy recovery devices and pumps for the desalination market and on adapting existing technology to new markets and applications, including natural gas processing. We are also committed to developing know-how in the material science and manufacturing of ceramics. Research and development expense totaled $3.0 million for 2009, $2.4 million for 2008 and $1.7 million for 2007.

For a discussion of risks attendant to our research and development activities, see “Risk Factors — The success of our business depends in part on our ability to enhance and scale our existing products for desalination, find new applications for our technology outside of desalination and diversify our product offerings by developing or acquiring new technology,” in Item 1A, which is incorporated herein by reference.

Intellectual Property

We seek patent protection for new technology, inventions and improvements that are likely to be incorporated into our products. We rely on trade secret law and contractual safeguards to protect the proprietary tooling, processing techniques and other know-how used in the production of our products.

We have eight U.S. patents and fifteen patents outside the U.S. that are counterparts of several of the U.S. patents. The U.S. patents expire between 2010 and 2025, and the corresponding international patents expire at various dates through 2021. We have also applied for six additional U.S. patents and there are twenty eight pending foreign applications corresponding to the U.S. patents and patent applications and one pending international application.

We have registered the following trademarks with the United States Patent and Trademark office: “ERI,” “PX,” “PX Pressure Exchanger,” “Pressure Exchanger,” the ERI logo and “Making Desalination Affordable.” We have also applied for and received registrations in international trademark offices.

For a discussion of risks attendant to intellectual property rights, see “Risk Factors — If we are unable to protect our technology or enforce our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.” in Item 1A, which is incorporated herein by reference.

Employees

As of December 31, 2009 after our acquisition of Pump Engineering, LLC, we had 130 employees: 46 in manufacturing; 41 in corporate services and management; 27 in sales and marketing; and 16 in engineering/

research and development. Sixteen (16) of these employees were located outside of the United States. We also from time to time engage a relatively small number of independent contractors. We have not experienced any work stoppages. Our employees are not unionized.

Item 1A.	Risk Factors

Almost all of our revenue is derived from sales of energy recovery devices used in reverse osmosis desalination; a decline in demand for desalination or the reverse osmosis method of desalination will reduce demand for our products and will cause our sales and revenue to decline.

Our isobaric and turbine energy recovery devices have historically accounted for a high percentage of our revenue. We expect that the revenue from these products will continue to account for most of our revenue in the foreseeable future. Any factors adversely affecting the demand for desalination, including changes in weather patterns, increased precipitation in areas of high human population density, new technology for producing fresh water, increased water conservation or reuse, political changes, changes in the global economy, or changes in industry or local regulations, would reduce the demand for our energy recovery products and services and would cause a significant decline in our revenue. Similarly, any factors adversely affecting the demand for energy recovery products in reverse osmosis desalination, including, new energy technology or reduced energy costs, new methods of desalination that reduce pressure and energy requirements, improvements in membrane technology would reduce the demand for our energy recovery devices and would cause a significant decline in our revenue. Some of the factors that may affect sales of our PX device may be out of our control.

We depend on the construction of new desalination plants for revenue, and as a result, our operating results have experienced, and may continue to experience, significant variability due to volatility in capital spending, availability of project financing, and other factors affecting the water desalination industry.

We derive substantially all of our revenue from sales of products and services used in desalination plants for municipalities, hotels, resorts and agricultural operations in dry or drought-ridden regions of the world. The demand for our products may decrease if the construction of desalination plants declines, especially in these regions. Other factors that could affect the number and capacity of desalination plants built or the timing of their completion include: the availability of required engineering and design resources, the current weak global economy, shortage in the supply of credit and other forms of financing, changes in government regulations or priorities, or reduced capital spending for desalination. Each of these factors could result in reduced or uneven demand for our products. Pronounced variability or delays in the construction of desalination plants or reductions in spending for desalination could negatively impact our sales and revenue and make it difficult for us to accurately forecast our future sales and revenue, which could lead to increased spending by us unmatched by equivalent or higher revenue.

Our revenue and growth model depend upon the continued viability and growth of the seawater reverse osmosis desalination industry using current technology.

If there is a downturn in the seawater reverse osmosis desalination industry, our sales would be directly and adversely impacted. Changes in seawater reverse osmosis desalination technology could also reduce the demand for our devices. For example, a reduction in the operating pressure used in seawater reverse osmosis desalination plants could reduce the need for, and viability of, our energy recovery devices. Membrane manufacturers are actively working on lower pressure membranes for seawater reverse osmosis desalination that could potentially be used on a large scale to desalinate seawater at a much lower pressure than is currently necessary. Engineers are also evaluating the possibility of diluting seawater prior to reverse osmosis desalination to reduce the required membrane pressure. Similarly, an increase in the membrane recovery rate would reduce the number of energy recovery devices required and would reduce the demand for our product. A significant reduction in the cost of power may reduce demand for our product or favor a less expensive product from a competitor. Any of these changes would adversely impact our revenue and growth. Water shortages and demand for desalination can also be adversely affected by water conservation and water reuse initiatives.

New planned seawater reverse osmosis projects can be cancelled and/or delayed, and cancellations and/or delays may negatively impact our revenue.

Planned seawater reverse osmosis desalination projects can be cancelled or postponed due to delays in, or failure to obtain, approval, financing or permitting for plant construction because of political factors, adverse and increasingly uncertain financial conditions or other factors, especially in countries with political unrest. Even though we may have a signed contract to provide a certain number of energy recovery devices by a certain date, we may delay shipments at the request of customers. Such shipping delays negatively impact our results of operations and revenue. As a result of these factors, we have experienced and may in the future experience significant variability in our revenue, on both an annual and a quarterly basis.

We rely on a limited number of engineering, procurement and construction firms for a large portion of our revenue. If these customers delay or cancel their commitments, do not purchase our products in connection with future projects, or are unable to attract and retain sufficient qualified engineers to support their growth, our revenue could significantly decrease, which would adversely affect our financial condition and future growth.

There are a limited number of large engineering, procurement and construction firms in the desalination industry and these customers account for a substantial portion of our net revenue. One or more of these customers represents 10% or more of our total revenue each year and the customers in this category vary from year to year. See Note 12, “Concentrations” to the condensed consolidated financial statements regarding the impact of customer concentrations on our condensed consolidated financial statements. Since we do not have long-term contracts with these large customers but sell to them on a purchase order or project basis, these orders may be postponed or delayed on short or no notice. If any of these customers reduces or delays its purchases, cancels a project, decides not to specify our products for future projects, fails to attract and retain qualified engineers and other staff, fails to pay amounts due us, experiences financial difficulties or reduced demand for its services, we may not be able to replace that lost business and our projected revenue may significantly decrease, which will adversely affect our financial condition and future growth.

We face competition from a number of companies that offer competing energy recovery and pump solutions. If any of these companies produce superior technology or offer more cost-effective products, our competitive position in the market could be harmed and our profits may decline.

The market for energy recovery devices and pumps for desalination plants is competitive and evolving. We expect competition, especially competition on price, to persist and intensify as the desalination market grows, and new competitors may enter the market. Some of our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we do, longer operating histories or greater name recognition. They may also be able to devote greater resources to the development, promotion, sale and support of their products and respond more quickly to new technology. These companies may also have more extensive customer bases, broader customer relationships across product lines, or long-standing or exclusive relationships with our current or potential customers. They may also have more extensive products and product lines that would enable them to offer multi-product or packaged solutions or competing products at lower prices. As a result, our ability to penetrate the market or sustain our market share may be adversely impacted, which would affect our business, operating results and financial condition. In addition, if another one of our competitors were to merge or partner with another company, the change in the competitive landscape could adversely affect our continuing ability to compete effectively.

Global economic conditions and the current crisis in the financial markets could have an adverse effect on our business and results of operations.

Current economic conditions may continue to negatively impact our business and make forecasting future operating results more difficult and uncertain. A weak global economy may cause our customers to delay product orders or shipments, or delay or cancel planned or new desalination projects, including retrofits, which would reduce our revenue. Turmoil in the financial and credit markets may also make it difficult for our customers to obtain needed project financing, resulting in lower sales. Negative economic conditions may also affect our suppliers, which could impede their ability to remain in business and supply us with parts, resulting in delays in the availability or shipment of our products. In addition, most of our cash and cash equivalents are currently invested in money market funds backed by United States Treasury securities. Given the current weak global economy and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits, which would adversely affect our financial condition. If current economic conditions persist or worsen and negatively impact the desalination industry, our business, financial condition or results of operations could be materially and adversely affected.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. Since a single order for our energy recovery devices may represent significant revenue, we have experienced significant fluctuations in revenue from quarter to quarter and we expect such fluctuations to continue. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock would likely decline substantially.

In addition, factors that may affect our operating results include, among others:

•	fluctuations in demand, sales cycles and pricing levels for our products and services;

•	the cyclical nature of equipment purchasing for planned reverse osmosis desalination plants, which typically results in increased product shipments in the fourth quarter;

•	changes in customers’ budgets for desalination plants and the timing of their purchasing decisions;

•	adverse changes in the local or global financing conditions facing our customers;

•	delays or postponements in the construction of desalination plants;

•	our ability to develop, introduce and timely ship new products and product enhancements that meet customer demand and contractual and technical requirements, including scheduled delivery dates, performance tests and product certifications;

•	the ability of our customers to obtain other key plant components such as high pressure pumps or membranes;

•	our ability to implement scalable internal systems for reporting, order processing, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to maintain efficient factory throughput in our new facility and minimize overhead;

•	unpredictability of governmental regulations and political decision-making as to the approval or building of a desalination plant;

•	our ability to control costs, including our operating expenses;

•	our ability to purchase key components, including ceramics, from third party suppliers;

•	our ability to compete against other companies that offer energy recovery solutions;

•	our ability to attract and retain highly skilled employees, particularly those with relevant industry experience; and

•	general economic conditions in our domestic and international markets.

If we are unable to collect unbilled receivables, our operating results will be adversely affected.

Our contracts with large engineering, procurement and construction firms generally contain holdback provisions that delay final installment payments up to 24 months after the product has been shipped and revenue has been recognized. Typically, between 10 and 20%, and in some instances up to 30% of the revenue we receive pursuant to our customer contracts is subject to such holdback provisions and are accounted for as unbilled receivables until we deliver invoices for payment. Such holdbacks can result in relatively high current and non-current unbilled receivables. If we are unable to invoice and collect these performance holdbacks or if our customers fail to make these payments when due under the sales contracts, our results of operations will be adversely affected.

If we lose key personnel upon whom we are dependent, we may not be able to execute our strategies. Our ability to increase our revenue will depend on hiring highly skilled professionals with industry-specific experience, particularly given the unique and complex nature of our devices.

Given the specialized nature of our business, we must hire highly skilled professionals for certain positions with industry-specific experience. Given the relative recent growth in the reverse osmosis desalination industry, the supply of qualified candidates for certain positions is limited. Our ability to grow depends on recruiting and retaining skilled employees with relevant experience, competing with larger, often better known companies and offering competitive total compensation packages. Our failure to retain existing or attract future talented and experienced key personnel could harm our business.

The success of our business depends in part on our ability to enhance and scale our existing products for desalination, find new applications for our technology outside of desalination and diversify our product offerings by developing or acquiring new technology.

Our future success depends in part on our ability to enhance and scale existing products for desalination, to find new applications for existing products and services and to develop or acquire new products and services for new markets. While new or enhanced products and services have the potential to meet specified needs of new or existing markets, their pricing may not meet customer expectations and they may not compete favorably with products and services of current or potential competitors. The release of new products may also be delayed if the products do not meet specifications, performance requirements or quality standards. We may have difficulty finding new markets for our existing technology or developing or acquiring new products for new markets. Potential markets may not accept or be slow to adopt our products and services and may be costly to penetrate. In addition, we may not be able to offer our products and services at prices that meet customer expectations without increasing our costs and eroding our margins. If we are unable to develop competitive new products and open new cost-effective markets, our business and results of operations will be adversely affected.

Our plans to manufacture a portion of our ceramic components may prove to be more costly or less reliable than outsourcing.

We currently outsource the production of our ceramic components to a limited number of ceramic vendors. To diversify our supply of ceramics and retain more control over our intellectual property, we are continuing our efforts to develop a portion of our ceramic needs in house. If we are less efficient at producing our ceramic components or are unable to achieve required yields that are equal to or greater than the vendors to which we outsource, then our cost of revenue may be adversely affected. If we are unable to complete our new ceramics manufacturing plant on schedule, unable to begin the production of our ceramics parts on schedule, unable to manufacture these parts in-house efficiently and/or another of our ceramics suppliers goes out of business, we may be exposed to increased risk of supply chain disruption and capacity shortages and our business and financial results, including our cost of goods sold and margins may be adversely affected. During the ramp-up phase of bringing our ceramics facility on line, we expect our cost of goods sold to be negatively affected until we optimize production throughput.

The durable nature of the PX device may reduce or delay potential aftermarket revenue opportunities.

Our PX devices utilize ceramic components that have to date demonstrated high durability, high corrosion resistance and long life in seawater reverse osmosis desalination applications. Because most of our PX devices have been installed for a limited number of years, it is difficult to accurately predict their performance or endurance over a longer period of time. In the event that our products are more durable than expected, our opportunity for aftermarket revenue may be deferred.

Our sales cycle can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.

Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our energy recovery products. This education process can be time consuming and typically involves a significant product evaluation process. While the sales cycle for our OEM customers, which are involved with smaller desalination plants, averages one to three months, the average sales cycle for our international engineering, procurement and construction firm customers, which are involved with larger desalination plants, ranges from nine to 16 months and has, in some cases, extended up to 24 months. In addition, these customers generally must make a significant commitment of resources to test and evaluate our technologies. As a result, our sales process involving these customers is often subject to delays associated with lengthy approval processes that typically accompany the design, testing and adoption of new, technologically complex products. This long sales cycle makes quarter-by-quarter revenue predictions difficult and results in our investing significant resources well in advance of orders for our products.

Since a significant portion of our annual sales typically occurs during the fourth quarter, any delays could affect our fourth quarter and annual revenue and operating results.

A significant portion of our annual sales typically occurs during the fourth quarter, which we believe generally reflects engineering, procurement and construction firm customer buying patterns. Any delays or cancellation of expected sales during the fourth quarter would reduce our quarterly and annual revenue from what we anticipated. Such a reduction might cause our quarterly and annual revenue or quarterly and annual operating results to fall below the expectations of investors and securities analysts or below any guidance we may provide to the market, causing the price of our common stock to decline.

We depend on a limited number of vendors for our supply of ceramics, which is a key component of our PX products. If any of our ceramics vendors cancels its commitments or is unable to meet our demand and/or requirements, our business could be harmed.

We rely on a limited number of vendors to produce the ceramics used in our PX products. Two ceramics vendors provided most of our ceramic components purchased during 2009. If any of our ceramic suppliers were to have financial difficulties, cancel or materially change their commitments with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition.

We depend on a limited number of suppliers for some of our components. If our suppliers are not able to meet our demand and/or requirements, our business could be harmed.

We rely on a limited number of suppliers to produce vessel housings and stainless steel castings for our PX devices and castings for our PEI turbochargers and pumps. Our reliance on a limited number of manufacturers for these parts involves a number of significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields, production costs and lack of guaranteed production capacity or product supply. We do not have long term supply agreements with these suppliers and instead secure manufacturing availability on a purchase order basis. Our suppliers have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacities of these suppliers and our suppliers may reallocate capacity to other customers, even during periods of high demand for our products. We have in the past experienced and may in the future experience quality control issues and delivery delays with our suppliers due to factors such as high industry demand or the inability of our vendors to consistently meet our quality or delivery requirements. If our suppliers were to cancel or materially change their commitments with us or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition. We may qualify additional suppliers in the future which would require time and resources. If we do not qualify additional suppliers, we may be exposed to increased risk of capacity shortages due to our complete dependence on our current supplier.

We are subject to risks related to product defects, which could lead to warranty claims in excess of our warranty provisions or result in a large number of warranty claims in any given year.

We provide a warranty for our PX and PEI brand products for a period of one to two years and provide up to a 6 year warranty for the ceramic components of our PX brand products. We test our products in our manufacturing facilities through a variety of means. However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market, or will replicate the harsh, corrosive and varied conditions of the desalination plants and other plants in which they are installed. In addition, certain components of our PEI turbochargers and pumps are custom-made and may not scale or perform as expected in production environments. Accordingly, there is a risk that warranty claims may be filed due to product defects. We may incur additional operating expenses if our warranty provisions do not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, they could adversely affect our business, financial condition and results of operations. While the number of warranty claims has not been significant to date, we have only offered up to a six year warranty on the ceramic components of our PX products in new sales agreements executed after August 7, 2007, and we have only offered PEI products since December 2009 when we acquired Pump Engineering, LLC. Accordingly, we cannot quantify the error rate of our PEI products and the ceramic components of our PX products with statistical accuracy and cannot assure that a large number of warranty claims will not be filed in a given year. As a result, our operating expenses may increase if a large number of warranty claims are filed in any specific year, particularly towards the end of any given warranty period.

If we are unable to protect our technology or enforce our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.

Our competitive position depends on our ability to establish and maintain proprietary rights in our technology and to protect our technology from copying by others. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which may offer only limited protection. We hold a limited number of United States patents and patents outside the U.S. that are counterparts to several of the U.S. patents and when their terms expire, we could become more vulnerable to increased competition. We do not hold issued patents in many of the countries into which we sell our products though we do have pending applications in countries where we have substantial sales activity. Accordingly, the protection of our intellectual property in some of those countries may be limited. We also do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated. Moreover, while we believe our remaining issued patents are essential to the protection of our technology, the rights granted under any of our issued patents or patents that may be issued in the future may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. In addition, our granted patents may not prevent misappropriation of our technology, particularly in foreign countries where intellectual property laws may not protect our proprietary rights as fully as those in the United States. This may render our patents impaired or useless and ultimately expose us to currently unanticipated competition. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of management resources, either of which could harm our business.

Claims by others that we infringe their proprietary rights could harm our business.

Third parties could claim that our technology infringes their proprietary rights. In addition, we or our customers may be contacted by third parties suggesting that we obtain a license to certain of their intellectual property rights they may believe we are infringing. We expect that infringement claims against us may increase as the number of products and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility, we believe that we will face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment against us could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms, or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business. Third parties may also assert infringement claims against our customers. Because we generally indemnify our customers if our products infringe the proprietary rights of third parties, any such claims would require us to initiate or defend protracted and costly litigation on their behalf in one or more jurisdictions, regardless of the merits of these claims. If any of these claims succeeds, we may be forced to pay damages on behalf of our customers.

If we fail to expand our manufacturing facilities to meet our future growth, our operating results could be adversely affected.

Our existing manufacturing facilities are capable of meeting current demand and demand for the foreseeable future. However, the future growth of our business depends on our ability to successfully expand our manufacturing, research and development and technical testing facilities. In November 2009, we relocated to a new office and manufacturing facility in San Leandro, California, in which the company also plans to house its ceramics manufacturing operations. That space is still being built out and ceramic throughput capacity will be available in 2011. If the build-out is delayed, our ceramics production capability could be limited, which could adversely affect our operating results.

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

Our products are used in seawater reverse osmosis desalination plants which are often constructed and maintained with local, regional or national government guarantees and subsidies, including tax-free bonds. The rate of construction of desalination plants depends on each governing entity’s willingness and ability to obtain and allocate funds for such projects, which capabilities may be affected by the current weak global financial system and credit market and the weak global economy. In addition, some desalination projects in the Middle East and North Africa have been funded by budget surpluses resulting from once high crude oil and natural gas prices. Since prices for crude oil and natural gas have fallen, governments in those countries may not have the necessary funding for such projects and may cancel the projects or divert funds allocated for them to other projects. Political unrest, coups or changes in government administrations may also result in policy or priority changes that may also cause governments to cancel, delay or re-contract planned or ongoing projects. Government embargoes may also prohibit sales into certain countries. As a result, the demand for our products could decline and negatively affect our revenue base, our overall profitability and pace of our expected growth. For example, in late 2009, the Algerian government increased the percentage of required government ownership in desalination plants, which led to the cancellation of the government’s contract with a large U.K. engineering, procurement and construction firm and the cancellation or delay in sales of our products.

Our products are highly technical and may contain undetected flaws or defects which could harm our business and our reputation and adversely affect our financial condition.

The manufacture of our products is highly technical and some of the components of our turbochargers and pumps are custom-made. Our products may contain latent defects or flaws. We test our products prior to commercial release and during such testing have discovered and may in the future discover flaws and defects that need to be resolved prior to release. Resolving these flaws and defects can take a significant amount of time and prevent our technical personnel from working on other important tasks. In addition, our products have contained and may in the future contain one or more flaws that were not detected prior to commercial release to our customers. Some flaws in our products may only be discovered after a product has been installed and used by customers. Any flaws or defects discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty. Our contracts with our customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld or for reasons of good long-term customer relations, we may not be willing to enforce. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be harmed.

Our international sales and operations subject us to additional risks that may adversely affect our operating results.

Historically, we have derived a significant portion of our revenue from customers whose seawater reverse osmosis desalination facilities that use our energy recovery products are outside the United States. Many of these projects are located in emerging growth countries with relatively young or unstable market economies or changing political environments. These countries may be affected significantly by the current weak global economy and unstable credit markets. We also rely on sales and technical support personnel stationed in Spain, Asia and the Middle East and we expect to continue to add personnel in other countries. Governmental changes, political unrest or reforms, or other disruptions or changes in the business, regulatory or political environments of the countries in which we sell our products or have staff could have a material adverse effect on our business, financial condition and results of operations.

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

As a public company, SEC rules require that we maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of published financial statements in accordance with generally accepted accounting principles. Accordingly, we will be required to document and test our internal controls and procedures to assess the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting. In the future, we may identify material weaknesses and deficiencies which we may not be able to remediate in a timely manner. Our acquisition of Pump Engineering, LLC and possible future acquisitions may increase this risk by expanding the scope and nature of operations over which we must develop and maintain internal control over financial reporting. If there are material weaknesses or deficiencies in our internal control, we will not be able to conclude that we have maintained effective internal control over financial reporting or our independent registered public accounting firm may not be able to issue an unqualified report on the effectiveness of our internal control over financial reporting. As a result, our ability to report our financial results on a timely and accurate basis may be adversely affected and investors may lose confidence in our financial information, which in turn could cause the market price of our common stock to decrease. We may also be required to restate our financial statements from prior periods. In addition, testing and maintaining internal control will require increased management time and resources. Any failure to maintain effective internal control over financial reporting could impair the success of our business and harm our financial results and you could lose all or a significant portion of your investment. If we have material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

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

Our past acquisition and future acquisitions could disrupt our business, impact our margins, cause dilution to our stockholders or harm our financial condition and operating results.

In December 2009, we acquired privately-held competitor Pump Engineering, LLC and in the future, we may invest in other companies, technologies or assets. We may not realize the expected benefits from our past or future acquisitions. We may not be able to find other suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot assure that they will ultimately strengthen our competitive or financial position or that they will not be viewed negatively by customers, financial markets, investors or the media. Acquisitions could also result in shareholder dilution or significant acquisition-related charges for restructuring, stock-based compensation and the amortization of purchased technology and intangible assets. Amortization expenses resulting from impairment of acquired goodwill, intangible assets and purchased technology could also increase over time if the fair value of those assets decreases. A future change in our market conditions, a downturn in our business, or a long-term decline in the quoted market price of our stock may result in a reduction of the fair value of acquisition-related assets. Any such impairment of goodwill or intangible assets could harm our operating results and financial condition. In addition, when we make an acquisition, we may have to assume some or all of that entity’s liabilities which may include liabilities that are not fully known at the time of the acquisition. Future acquisitions may reduce our cash available for operations and other uses. If we continue to make acquisitions, we may require additional cash or use shares of our common stock as payment, which would cause dilution for our existing stockholders.

Any acquisitions that we make, including our 2009 acquisition of Pump Engineering, LLC, entail a number of risks that could harm our ability to achieve their anticipated benefits. We could have difficulties integrating and retaining key management and other personnel, aligning product plans and sales strategies, coordinating research and development efforts, supporting customer relationships, aligning operations and integrating accounting, order processing, purchasing and other support services. Since acquired companies have different accounting and other operational practices, we may have difficulty harmonizing order processing, accounting, billing, resource management, information technology and other systems company-wide. We may also have to invest more than anticipated in product or process improvements. Especially with acquisitions of privately held or non-US companies, we may face challenges developing and maintaining internal controls consistent with the requirements of the Sarbanes-Oxley Act and US public accounting standards. Acquisitions may also disrupt our ongoing operations, divert management from day-to-day responsibilities and disrupt other strategic, research and development, marketing or sales efforts. Geographic and time zone differences and disparate corporate cultures may increase the difficulties and risks of an acquisition. If integration of our acquired businesses or assets is not successful or disrupts our ongoing operations, acquisitions may increase our expenses, harm our competitive position, adversely impact our operating results and financial condition and fail to achieve anticipated revenue, cost, competitive or other objectives.

Insiders will continue to have substantial control over us and will be able to influence corporate matters.

Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 12% of our outstanding common stock as of December 31, 2009. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.

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

We lease approximately 170,000 square feet of space in San Leandro, California for product manufacturing, research and development and executive headquarters under a lease that expires in July 2019. We also lease approximately 29,000 square feet for research and development in a building located near our current headquarters under a lease that expires in June 2010. Additionally, we own a commercial building in New Boston, Michigan, which provides 48,000 square feet of space for administration, research and development, and manufacturing for our subsidiary, Pump Engineering, Inc. We believe these facilities will be adequate for our purposes for the foreseeable future.

Item 3.	Legal Proceedings

We are not party to any material litigation, and we are not aware of any pending or threatened litigation against us that we believe would adversely affect our business, operating results, financial condition or cash flows. In the future, we may be subject to legal proceedings in the ordinary course of our business.

Item 4.	[Reserved]

PART II

Item 5.	Market for the Registrant’s Common Stock Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since July 2, 2008, our common stock has been quoted on the Nasdaq Global Market under the symbol “ERII”.

The following table sets forth the high and low sales prices of our common stock for the periods indicated.

	High	Low

2008
Third Quarter (from July 2, 2008)	$13.25	$6.89
Fourth Quarter	$10.12	$4.57
2009
First Quarter	$8.67	$4.50
Second Quarter	$8.79	$5.60
Third Quarter	$7.40	$4.89
Fourth Quarter	$7.28	$5.40

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

Stockholders

As of March 8, 2010, there were approximately 44 stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Stock Performance Graph

The following graph shows the cumulative total shareholder return of an investment of $100 on July 2, 2008 in (i) our common stock and (ii) common stock of a selected group of peer issuers (“Peer Group”) and (iii) on June 30, 2008 in the Nasdaq Composite Index. Cumulative total return assumes the reinvestment of dividends, although dividends have never been declared on our stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The Nasdaq Composite Index tracks the aggregate price performance of equity securities traded on the Nasdaq. The Peer Group tracks the weighted average price performance of equity securities of seven companies in our industry, including Consolidated Water Company Limited, Flowserve Corporation, Hyflux Ltd, Kurita Water Industries Limited, Pentair Inc., Tetra Tech, Inc. and The Gorman-Rupp Company. The returns of each component issuer of the Peer Group is weighted according to the respective issuer’s stock market capitalization at the beginning of each period for which a return is indicated. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The following graph and its related information is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the 1933 Act or 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

COMPARISON OF 18 MONTH CUMULATIVE TOTAL RETURN*
Among Energy Recovery Inc., The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 7/2/08 in stock or on 6/30/08 in index, including reinvestment of dividends. Fiscal year ending December 31.

	6/30/08 or
	7/2/08(1)	12/31/08	12/31/09
Energy Recovery, Inc.	100.00	77.11	69.99
NASDAQ Composite	100.00	67.14	98.91
Peer Group	100.00	62.14	89.14

(1)	The index measurement date is 6/30/08; stock measurement dates are 7/2/08

Use of Proceeds

On July 1, 2008, our registration statement (No. 333-150007) on Form S-1 was declared effective for our initial public offering, pursuant to which we registered the offering and sale of an aggregate 16,100,000 shares of common stock at price of $8.50 per share. Of the aggregate offering price of $136.9 million, $86.5 million related to 10,178,566 shares sold by us and $50.4 million related to 5,921,434 shares sold by selling stockholders. The offering closed on July 8, 2008 with respect to the primary shares and on July 11, 2008 with respect to the over-allotment shares. The managing underwriters were Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC.

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

During the period from the offering through December 31, 2009, we used approximately $20.0 million, including amounts held in escrow, for the acquisition of Pump Engineering, LLC.

We anticipate that we will use the remaining net proceeds from our IPO for working capital and other general corporate purposes, including to finance our growth, develop new products, fund capital expenditures, or to expand our existing business through acquisitions of other businesses, products or technologies. Pending such uses, we have deposited a substantial amount of the remaining net proceeds in a U.S. Treasury based money market fund. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).

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

	Years Ended December 31,
	2009(1)	2008(1)	2007(1)	2006(1)	2005

Consolidated Statement of Income Data:
Net revenue	$47,014	$52,119	$35,414	$20,058	$10,689
Cost of revenue(2)	17,595	18,933	14,852	8,131	4,685

Gross profit	29,419	33,186	20,562	11,927	6,004
Operating expenses:
General and administrative(2)	13,756	11,321	4,299	3,372	2,458
Sales and marketing(2)	6,472	6,549	5,230	3,648	1,779
Research and development(2)	3,041	2,415	1,705	1,267	630

Total operating expenses	23,269	20,285	11,234	8,287	4,867

Income from operations	6,150	12,901	9,328	3,640	1,137
Other income (expense):
Interest expense	(46)	(79)	(105)	(77)	(216)
Interest and other income	54	873	517	58	35

Income before provision for income taxes	6,158	13,695	9,740	3,621	956
Provision for income taxes	2,472	5,032	3,947	1,239	62

Net income (loss)	$3,686	$8,663	$5,793	$2,382	$894

Earnings per share-basic	$0.07	$0.19	$0.15	$0.06	$0.02
Earnings per share-diluted	$0.07	$0.18	$0.14	$0.06	$0.02
Number of shares used in per share calculations:
Basic	50,166	44,848	39,060	38,018	36,790
Diluted	52,644	47,392	41,433	40,244	38,454

	As of December 31,
	2009	2008	2007(3)	2006(3)	2005

Consolidated Balance Sheet Data:
Cash and cash equivalents	$59,115	$79,287	$240	$42	$261
Total assets	142,969	120,612	28,227	17,937	8,496
Long-term liabilities	4,505	420	620	234	306
Total liabilities	22,000	13,613	8,166	9,810	3,794
Total stockholders’ equity	120,969	106,999	20,061	8,127	4,702

(1)	Effective January 1, 2006, we adopted fair value recognition provisions under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (recodified in ASC 718, “Compensation — Stock Compensation”), using the prospective transition method. We recognize stock-based compensation expense for all share-based payment awards granted on or after January 1, 2006 in accordance with this guidance.

(2)	Includes employee and non-employee stock-based compensation as follows:

	Years Ended December 31,
	2009	2008	2007	2006	2005

Cost of revenue	$186	$103	$117	$143	$88
General and administrative	1,489	512	388	428	731
Sales and marketing	488	279	372	310	86
Research and development	246	140	159	183	98

Total stock-based compensation	$2,409	$1,034	$1,036	$1,064	$1,003

(3)	Certain prior period balances have been reclassified to conform to the current period presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements in this report include, without limitation, statements about the following:

•	our belief that our PX and PEI energy recovery devices make seawater reverse osmosis and other fluid processes in which our devices are used a more affordable means of production;

•	our plan to enhance our existing PX and PEI devices and to develop and manufacture new and enhanced versions of these devices;

•	our belief that the ceramics components of our PX device are highly durable and corrosion-proof resulting in low life cycle maintenance costs and that our PEI devices have long operating lives;

•	our objective of finding new applications for our technology outside of desalination and expanding and diversifying our product offerings;

•	our plan to manufacture a portion of our ceramics components internally and reduce the cost of goods sold for our PX devices;

•	our expectation that our expenditures for research and development will increase;

•	our expectation that we will continue to rely on sales of our PX and PEI energy recovery devices for a substantial portion of our revenue;

•	our expectation that a significant portion of our annual sales will continue to occur during the fourth quarter;

•	our belief that our current facilities will be adequate through 2010;

•	our expectation that sales outside of the United States will remain a significant portion of our revenue;

•	our expectation that future sales and marketing expense will increase;

•	our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months; and

•	our expectation that, as we expand our international sales, a portion of our revenue could continue to be denominated in foreign currencies.

All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Item 1A: Risk Factors” and are based on information available to us as of March 15, 2010. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Item 1A: Risk Factors,” and our results disclosed from time to time in our reports on Forms 10-Q and 8-K and our Annual Reports to Stockholders.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this report.

Overview

We are in the business of designing, developing and manufacturing energy recovery devices for sea water reverse osmosis desalination. Our company was founded in 1992 and we introduced the initial version of our energy recovery device, the PXtm, in early 1997. As of December 31, 2009, we had shipped approximately 7,700 PX devices to desalination plants worldwide. In December 2009, we acquired Pump Engineering, LLC, which manufactures centrifugal energy recovery devices and high pressure and circulation pumps.

A majority of our net revenue has been generated by sales to large engineering, procurement and construction firms, which are involved with the design and construction of larger desalination plants. Sales to these firms often involve a long sales cycle, which can range from six to 16 months. A single large desalination project can generate an order for numerous energy recovery devices and generally represents an opportunity for significant revenue. We also sell our devices to original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer energy recovery devices per plant and have shorter sales cycles.

Due to the fact that a single order for our energy recovery devices by a large engineering, procurement and construction firm for a particular plant may represent significant revenue, we often experience significant fluctuations in net revenue from quarter to quarter. In addition, our engineering, procurement and construction firm customers tend to order a significant amount of equipment for delivery in the fourth quarter and, as a consequence, a significant portion of our annual sales typically occurs during that quarter.

A limited number of our customers accounts for a substantial portion of our net revenue. Revenue from customers representing 10% or more of total revenue varies from year to year. For the year ended December 31, 2009, three customers — IDE Technologies, Ltd., Acciona Agua, and UTE Mostaganem (a consortium of Inima and Aqualia) — accounted for approximately 20%, 11%, and 11% of our net revenue, respectively. For the year ended December 31, 2008, two customers accounted for approximately 16% and 11% of our net revenue — Hyflux Limited and Befesa Agua S.A. (including affiliated joint ventures), respectively. For the year ended December 31, 2007, three customers represented approximately 20%, 23% and 13% of our net revenue — Acciona Agua, Geida and its member companies, and Doosan Heavy Industries, respectively.

During the years ended December 31, 2009, 2008 and 2007, most of our revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our revenue for the foreseeable future.

Our revenue is principally derived from the sales of our energy recovery devices. We also derive revenue from the sale of our high pressure and circulation pumps, which we manufacture and sell in connection with our energy recovery devices for use in desalination plants. We also receive incidental revenue from the sale of spare parts and from services, such as product support, that we provide to our customers. The recent acquisition of Pump Engineering, LLC is anticipated to increase revenue derived from sales of energy recovery devices and increase the portion of our revenue derived from the sale of pumps.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition, warranty costs, stock-based compensation, inventory valuation, allowances for doubtful accounts and income taxes, and valuation of goodwill and other intangible assets.

Cash and Cash Equivalents

We consider all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Our cash and cash equivalents are maintained in demand deposit accounts with large financial institutions and invested in institutional money market funds. We frequently monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our surplus funds. We have not experienced any credit losses from our cash investments.

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, we consider, among other factors, (1) the aging of the accounts receivable, (2) our historical write-offs, (3) the credit worthiness of each customer and (4) general economic conditions.

Inventories

Inventories are stated at the lower of cost (using the weighted average cost method) or market. We calculate inventory valuation adjustments for excess and obsolete inventories based on current inventory levels, expected useful life and estimated future demand of the products and spare parts.

Property and Equipment

Property and equipment is recorded at cost and reduced by accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are generally three to seven years. We own one building, which is depreciated over an estimated useful life of 39 years. A portion of the our manufacturing equipment was acquired under capital lease obligations. These assets are amortized over periods consistent with depreciation of owned assets of similar types, generally five to seven years. Leasehold improvements represent remodeling and retrofitting costs for leased office and manufacturing space and are depreciated over the shorter of either the estimated useful lives or the term of the lease using the straight-line method. Software purchased for internal use consists primarily of amounts paid for perpetual licenses to third party software providers and are depreciated over the estimated useful lives, generally three to five years. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Maintenance and repairs are charged directly to expense as incurred, whereas improvements and renewals are generally capitalized in their respective property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized in the results of operations.

Goodwill and Other Intangible Assets

The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual purchase price recorded as goodwill. The determination of the value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

Acquired intangible assets with determinable useful lives are amortized on a straight-line or accelerated basis over the estimated periods benefited, ranging from one to 20 years. Acquired intangible assets with contractual terms are generally amortized over their respective legal or contractual lives. Customer relationships and other noncontractual intangible assets with determinable lives are amortized over periods generally ranging from five to 20 years. Patents developed internally are recorded at cost and amortized on a straight-line basis over their expected useful life of 16 to 20 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. Goodwill is not amortized, but is evaluated annually for impairment or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. As of December 31, 2009, acquired intangibles, including goodwill, relate to the acquisition of Pump Engineering, LLC during the fourth quarter of 2009. See “Note 4. Goodwill and Intangible Assets” to the consolidated financial statements included in this report for further discussion of intangible assets.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable and accrued expenses, accounts payable, and debt. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

Revenue Recognition

We recognize revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title occurs, fixed pricing is determinable and collection is reasonably assured. Transfer of title typically occurs upon shipment of the equipment pursuant to a written purchase order or contract. The portion of the sales agreement related to the field services and training for commissioning of a desalination plant is deferred using the residual value method. Under this method, revenue allocated to undelivered elements is based on vendor objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to the delivered elements, assuming that the delivered elements have stand-alone value. Vendor objective evidence of fair value for such undelivered elements is based upon the price we charge for such product or service when it is sold separately. We may modify our pricing in the future, which could result in changes to our vendor objective evidence of fair value for such undelivered elements. The services element of our contracts represents an incidental portion of the total contract price.

Under our revenue recognition policy, evidence of an arrangement has been met when it has an executed purchase order or a stand-alone contract. Typically, smaller projects utilize purchase orders that conform to standard terms and conditions that require the customer to remit payment generally within 30 to 90 days from product delivery. In some cases, if credit worthiness cannot be determined, prepayment is required from the smaller customers.

For large projects, stand-alone contracts are utilized. For these contracts, consistent with industry practice, our customers typically require their suppliers, including ERI, to accept contractual holdback provisions whereby the final amounts due under the sales contract are remitted over extended periods of time. These retention payments typically range between 10% and 20%, and in some instances up to 30%, of the total contract amount and are due and payable when the customer is satisfied that certain specified product performance criteria have been met upon commissioning of the desalination plant, which may be 12 months to 24 months from the date of product delivery as described further below.

The specified product performance criteria for our PX device generally pertains to the ability of our product to meet its published performance specifications and warranty provisions, which our products have demonstrated on a consistent basis. This factor, combined with historical performance metrics measured over the past 10 years, provides our management with a reasonable basis to conclude that its PX device will perform satisfactorily upon commissioning of the plant. To ensure this successful product performance, we provide service, consisting principally of supervision of customer personnel, and training to the customers during the commissioning of the plant. The installation of the PX device is relatively simple, requires no customization and is performed by the customer under the supervision of our personnel. We defer the value of the service and training component of the contract and recognizes such revenue as services are rendered. Based on these factors, our management has concluded that delivery and performance have been completed when the product has been delivered (title transfers) to the customer.

We perform an evaluation of credit worthiness on an individual contract basis to assess whether collectability is reasonably assured. As part of this evaluation, our management considers many factors about the individual customer, including the underlying financial strength of the customer and/or partnership consortium and management’s prior history or industry specific knowledge about the customer and its supplier relationships.

Under the stand-alone contracts, the usual payment arrangements are summarized as follows:

•	an advance payment due upon execution of the contract, typically 10% to 20% of the total contract amount;

•	a payment upon delivery of the product due on average between 90 and 150 days from product delivery, and in some cases up to 180 days, typically in the range of 50% to 70% of the total contract amount; and

•	a retention payment due subsequent to product delivery as described further below, typically in the range of 10% to 20%, and in some cases up to 30%, of the total contract amount.

Under the terms of the retention payment component, we are generally required to issue to the customer a product performance guarantee that takes the form of an irrevocable standby letter of credit, which is issued to the customer approximately 12 to 24 months after the product delivery date. The letter of credit is either collateralized by restricted cash on deposit with a financial institution or funds available through a credit facility. The letter of credit remains in place for the performance period as specified in the contract, which is generally 12 to 36 months and, in some cases, up to 65 months from issuance. The performance period generally runs concurrent with our standard product warranty period. Once the letter of credit has been put in place, we invoice the customer for this final retention payment under the sales contract. During the time between the product delivery and the issuance of the letter of credit, the amount of the final retention payment is classified on the balance sheet as an unbilled receivable, of which a portion may be classified as long term to the extent that the billable period extends beyond one year. Once the letter of credit is issued, we invoice the customer and reclassify the retention amount from unbilled receivable to accounts receivable where it remains until payment.

We do not provide our customers with a right of product return. However, we will accept returns of products that are deemed to be damaged or defective when delivered that are covered by the terms and conditions of the product warranty. Product returns have not been significant. Reserves are established for possible product returns related to the advance replacement of products pending the determination of a warranty claim.

Shipping and handling charges billed to customers are included in sales. The cost of shipping to customers is included in cost of revenue.

Warranty Costs

We sell products with a limited warranty for a period ranging from one to six years. We accrue for warranty costs based on estimated product failure rates, historical activity and expectations of future costs. Periodically, we evaluate and adjust the warranty costs to the extent actual warranty costs vary from the original estimates.

Stock-Based Compensation

We measure and recognize stock-based compensation expense based on the fair value measurement for all share-based payment awards made to our employees and directors, including restricted stock units and employee stock options, over the requisite service period — generally the vesting period of the awards — for awards expected to vest. The fair value of restricted stock units is based on our stock price on the date of grant. The fair value of stock options is calculated on the date of grant using the Black-Scholes option-pricing model, which requires a number of complex assumptions, including expected life, expected volatility, risk-free interest rate, and dividend yield. The estimation of awards that will ultimately vest requires judgment and, to the extent actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised. See Note 9, “Stock-Based Compensation,” to the consolidated financial statements included in this report for further discussion of stock-based compensation.

Foreign Currency

Our reporting currency is the U.S. dollar, while the functional currencies of our foreign subsidiaries are their respective local currencies. The asset and liability accounts of our foreign subsidiaries are translated from their local currencies at the rates in effect at the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Gains and losses resulting from the translation of our subsidiary balance sheets are recorded as a component of accumulated other comprehensive income. Realized gains and losses from foreign currency transactions are recorded in other income and expense in the consolidated statements of income.

Income Taxes

Current tax assets and liabilities are based upon an estimate of taxes refundable or payable for each of the jurisdictions in which the company is subject to tax. In the ordinary course of business there is inherent uncertainty in quantifying income tax positions. We assess income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. When applicable, associated interest and penalties are recognized as a component of income tax expense. Accrued interest and penalties are included within the related asset or liability on the Consolidated Balance Sheets.

Deferred income taxes are provided for temporary differences arising from differences in basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our operations are subject to income and transaction taxes in the U.S. and in foreign jurisdictions. Significant estimates and judgments are required in determining our worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

Results of Operations

2009 Compared to 2008

The following table sets forth certain data from our historical operating results as a percentage of revenue for the years indicated:

	For the Year Ended December 31,
					Change
	2009		2008		Increase (Decrease)

Results of Operations:*
Net revenue	$47,014	100.0%	$52,119	100.0%	$(5,105)	(10)%
Cost of revenue	17,595	37.4%	18,933	36.3%	(1,338)	(7)%

Gross profit	29,419	62.6%	33,186	63.7%	(3,767)	(11)%
Operating expenses:
General and administrative	13,756	29.3%	11,321	21.7%	2,435	22%
Sales and marketing	6,472	13.8%	6,549	12.6%	(77)	(1)%
Research and development	3,041	6.5%	2,415	4.6%	626	26%

Total Operating Expenses	23,269	49.5%	20,285	38.9%	2,984	15%

Income from operations	6,150	13.1%	12,901	24.8%	(6,751)	(52)%
Other income (expense):
Interest expense & finance charges	(46)	(0.1)%	(79)	(0.2)%	(33)	(42)%
Interest and other income	54	0.1%	873	1.7%	(819)	(94)%

Net income before provision for income tax	6,158	13.1%	13,695	26.3%	(7,537)	(55)%
Provision for income tax expense	2,472	5.3%	5,032	9.7%	(2,560)	(51)%

Net Income	$3,686	7.8%	$8,663	16.6%	$(4,977)	(57)%

*	Percentages may not add up to 100% due to rounding.

Net Revenue

Our net revenue decreased by $5.1 million, or 10%, to $47.0 million for the year ended December 31, 2009 from $52.1 million for the year ended December 31, 2008. The decrease in net revenue was primarily due to customer project delays attributable to the global economic downturn and financial market crisis. The average sales price of our PX units increased resulting largely from more sales of our higher-capacity PX-260 devices and served to offset some of the impacts of the customer order delays. Lastly, we experienced an increase in our service related revenue due to efforts targeted at increasing after-market sales and services which also partially reduced the negative impacts stemming from the economic downturn. The acquisition of Pump Engineering, LLC on December 21, 2009 had a very small impact on our 2009 revenue base and amounted to $0.2 million.

For the year ended December 31, 2009, the sales of PX devices accounted for approximately 91% of our revenue, pump sales accounted for approximately 4% and spare parts and service accounted for 5%. For the year ended December 31, 2008, the sales of PX devices accounted for approximately 95% of revenue, pump sales accounted for approximately 3%, and spare parts and service accounted for 2%.

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

	Years Ended December 31,
	2009	2008

Domestic net revenue	$3,022	$3,517
International net revenue	43,992	48,602

Total net revenue	$47,014	$52,119

Revenue by country:
Algeria	24%	24%
Israel	21	2
Australia	19	3
China	4	11
Spain	3	16
Others	29	44

Total	100%	100%

The impact of the current global economic climate on future demand for our products is uncertain. The weakening global economy may cause our customers to delay or cancel plans for future orders of our products.

Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense, excess and obsolete inventory expense, and manufactured components. The largest component of our cost of revenue is raw materials, primarily ceramic materials, which we obtain from several suppliers. For the year ended December 31, 2009, gross profit as a percentage of net revenue was 62.6%, as compared to 62.4% for the year ended December 31, 2008 when adjusting for a one-time reversal of a warranty provision in 2008 for the amount of $688,000, or 1.3%. The slight increase in gross margin as a percentage of net revenue, when adjusting for the one-time warranty provision reversal in 2008, was largely due to a higher average selling price during the year ended December 31, 2009, as compared to the prior year, resulting largely from increased sales of our higher-capacity PX-260 devices on a net basis. The benefits of the higher average selling price in 2009 vs. 2008, however, was largely offset by an increase in period overhead costs associated with the opening of our new manufacturing facility in November 2009 and, to a lesser extent, an increase in ceramics materials costs in 2009. Pump Engineering, Inc.’s gross margin during the 11-day post acquisition stub period had a negligible impact on our overall gross margin percentage in 2009 as the merger of the companies occurred late in the fourth quarter of 2009.

Stock-based compensation expense included in the cost of revenue was $186,000 for the year ended December 31, 2009 and $103,000 for the year ended December 31, 2008.

Future gross profit is highly dependent on the product and customer mix of our net revenues as well as overall market demand and competition. Accordingly, we are not able to predict our future gross profit levels with certainty. In addition, our recent production facility expansion is expected to have a negative impact to our margins if our production volume does not increase in the foreseeable future.

General and Administrative Expense

General and administrative expense increased by $2.4 million, or 22%, to $13.8 million for the year ended December 31, 2009 from $11.3 million for the year ended December 31, 2008. As a percentage of net revenue, general and administrative expense was 29% for the year ended December 31, 2009 and 22% for the year ended December 31, 2008. The increase of general and administrative expense was attributable primarily to the increase in general and administrative headcount to support our growth in operations and to support the requirements for operating as a public company. The number of administrative employees averaged 36 for the year ended December 31, 2009 compared to 24 for the prior year.

Of the $2.4 million increase in general and administrative expense, compensation and employee-related benefits comprised of $2.1 million of the increase, followed by a $0.6 million increase in occupancy and other administrative costs, a $0.2 million increase in intangibles amortization due to the recent Pump Engineering, LLC acquisition and an increase of $0.2 million in bad debt expense. Professional services and Value Added Taxes (VAT), on the other hand, partially offset the administrative increases above by $0.4 million and $0.3 million, respectively. Stock-based compensation expense included in general and administrative expense was $1.5 million for the year ended December 31, 2009 and $512,000 for the year ended December 31, 2008.

Sales and Marketing Expense

Sales and marketing expense decreased by $77,000 or 1%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. This slight decrease, on a net basis, was primarily related to lower commission costs resulting from our lower sales revenue base in 2009 vs. 2008 and lower outside promotional costs. Our larger employee staff base in 2009 vs. 2008, however, offset much of the commission cost decrease. Our average sales and marketing headcount during the year ended December 31, 2009 was 22 compared to 19 for the comparable period in 2008.

As a percentage of our net revenue, sales and marketing expense increased to 14% for the year ended December 31, 2009 from 13% for the year ended December 31, 2008. The increase in 2009 was attributable primarily to the decrease in our net revenue during that period.

The $0.1 million net decrease in sales and marketing expense for the year ended December 31, 2009 was made up of a number of components. Increases in base compensation and related benefit costs of $1.0 million in 2009 were offset by decreases in commissions earned by employees and outside representatives of $1.0 million during the period. Additionally, there was a decrease in outside service promotional costs of $0.2 million during the year offset in part by an increase in facility and other marketing support costs of $0.1 million. Stock-based compensation expense included in sales and marketing expense was $488,000 for the year ended December 31, 2009 and $279,000 for the year ended December 31, 2008.

We expect that our future sales and marketing expense will increase in absolute dollars as our revenue increases.

Research and Development Expense

Research and development expense increased by $0.6 million, or 26%, to $3.0 million for the year ended December 31, 2009 from $2.4 million for the year ended December 31, 2008. Of the $0.6 million increase, compensation and employee-related benefits accounted for $0.6 million and occupancy and other miscellaneous costs accounted for $0.2 million, offset partially by a decrease in consulting and professional service fees of $0.2 million. As a percentage of our net revenue, research and development expense increased to 7%

for the year ended December 31, 2009 compared to 5% for the year ended December 31, 2008. The increase research and development cost in 2009 was attributable primarily to our ceramics initiative.

Our average headcount in the research and development department increased to eleven for the year ended December 31, 2009 from eight for the comparable period in the prior year. Stock-based compensation expense included in research and development expense was $246,000 for year ended December 31, 2009 and $140,000 for the year ended December 31, 2008.

We anticipate that our research and development expenditures will increase in the future as we expand and diversify our product offerings.

Other Income (Expense), Net

Other net income (expense) decreased by $786,000 to $8,000 for the year ended December 31, 2009 from $794,000 for the year ended December 31, 2008. The reduction in 2009 versus 2008 was primarily due to a decrease in interest earnings of $552,000 resulting from dramatically lower interest rates in 2009 compared to 2008. In addition, other asset losses and an unfavorable change in exchange rates related to accounts receivable denominated in foreign currencies resulted in an unfavorable variance of approximately $266,000, offset in part by a reduction in net interest expense of $32,000 stemming from the reduction of equipment loans.

2008 Compared to 2007

The following table sets forth certain data from our historical operating results as a percentage of revenue for the years indicated:

	For the Year Ended December 31,
	2008		2007		Increase (Decrease)

Results of Operations:*
Net revenue	$52,119	100.0%	$35,414	100.0%	$16,705	47%
Cost of revenue	18,933	36.3%	14,852	41.9%	4,081	27%

Gross profit	33,186	63.7%	20,562	58.1%	12,624	61%
Operating expenses:
General and administrative	11,321	21.7%	4,299	12.1%	7,022	163%
Sales and marketing	6,549	12.6%	5,230	14.8%	1,319	25%
Research and development	2,415	4.6%	1,705	4.8%	710	42%

Total Operating Expenses	20,285	38.9%	11,234	31.7%	9,051	81%

Income from operations	12,901	24.8%	9,328	26.3%	3,573	38%
Other income (expense):
Interest expense & finance charges	(79)	(0.2)%	(105)	(0.3)%	(26)	(25)%
Interest and other income	873	1.7%	517	1.5%	356	69%
Provision for income tax expense	5,032	9.7%	3,947	11.1%	1,085	27%

Net Income	$8,663	16.6%	$5,793	16.4%	$2,870	50%

*	Percentages may not add up to 100% due to rounding.

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

Liquidity and Capital Resources

Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services and borrowings under our credit facility. From January 1, 2005 through December 31, 2009, we issued common stock for aggregate net proceeds of $83.7 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of December 31, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $59.1 million, which are invested primarily in money market funds, and accounts receivable of $12.7 million. In July 2008, we received approximately $76.7 million of net proceeds from the IPO.

In February 2009, we terminated a March 2008 credit agreement (“2008 credit agreement”) with a financial institution and transferred $9.1 million in cash to a restricted cash account as collateral for outstanding irrevocable standby letters of credit that were collateralized by the credit agreement as of the date of its termination and collateral for the outstanding equipment promissory note. During the year ended December 31, 2009, $4.8 million of the restricted cash was released. The terminated 2008 credit agreement as amended replaced a $2.0 million credit facility and $3.5 million revolving note and served to increase allowable borrowings of up to $12.0 million on a revolving basis at LIBOR plus 2.75%.

Upon the termination of the 2008 credit agreement, a new loan and security agreement (“2009 loan and security agreement”) with another financial institution became effective. The new original agreement provided a total available credit line of $15.0 million. Under the new agreement, we are allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $14.8 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the advances and the collateral do not exceed $15.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375% and is collateralized by substantially all of our assets. The 2009 loan and security agreement was amended on December 21, 2009 to extend the expiration date of the original agreement from December 31, 2009 to May 30, 2010, to include our subsidiary, Pump Engineering, Inc., as a co-borrower and to modify the prime rate index and minimum interest rate. As of December 31, 2009, we were non-compliant with one financial covenant related to financial reporting. In February 2010, the lender granted a waiver for this non-compliance.

During the years ended December 31, 2009 and 2008, we provided certain customers with irrevocable standby letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements. These letters of credit were issued largely under our 2008 credit agreement and 2009 loan and security agreement. The letters of credit generally terminate within 12 to 36 months, and in some cases up to 65 months from issuance. At December 31, 2009, the amounts outstanding on the letters of credit totaled approximately $10.5 million of which $6.7 million were issued under our 2009 loan and security agreement.

We have unbilled receivables pertaining to customer contractual holdback provisions, whereby we invoice the final installment due under a sales contract 12 to 24 months after the product has been shipped to the customer and revenue has been recognized. The customer holdbacks represent amounts intended to provide a form of security for the customer rather than a form of long-term financing; accordingly, these receivables have not been discounted to present value. At December 31, 2009, we had $5.5 million in current unbilled receivable. At December 31, 2008, we had $4.9 million of current unbilled receivables and $1.9 million of non-current unbilled receivables. Non-current unbilled receivables as of December 31, 2008 consisted of unbilled receivables from customers due more than one year subsequent to period end.

On March 28, 2007, we entered into a $1.0 million equipment promissory note. The equipment promissory note bears an interest rate of cost of funds plus 2.75% and matures in September 2012. The amounts outstanding on the equipment promissory note as of December 31, 2009 and 2008 were $341,000 and $468,000, respectively. The interest rate for the equipment promissory note at December 31, 2009 and 2008 was 7.81%.

On December 1, 2005, we entered into a $222,000 fixed-rate installment note, or fixed note, with maturity date of December 15, 2010. The fixed note bears an annual interest rate of 10%. These notes are secured by our accounts receivable, inventories, property, equipment and other general intangibles except for intellectual property. The amounts outstanding on the fixed note as of December 31, 2008 was $89,000. In February 2009, we paid the remaining balance of the fixed promissory note for a total of $83,000, including accrued interest.

Cash Flows from Operating Activities

Net cash provided by operating activities was $12.8 million and $1.4 million for the years ended December 31, 2009 and 2008, respectively. For the years ended December 31, 2009 and 2008, cash provided by net income of $3.7 million and $8.7 million, respectively, was adjusted to $7.2 million and $10.1 million, respectively, by non-cash items (depreciation, amortization, unrealized gains and losses on foreign exchange, stock-based compensation, provisions for doubtful accounts, warranty reserves and excess and obsolete inventory) totaling $3.5 million and $1.4 million, respectively. The net cash in(out)flow effect from changes in assets and liabilities was approximately $5.6 million and $(8.7) million for the year ended December 31, 2009 and 2008, respectively. Net changes in assets and liabilities are primarily attributable to changes in inventory as a result of the timing of order processing and product shipments, changes in accounts receivable, unbilled receivables as a result of timing of invoices and collections for large projects, and changes in prepaid expenses and accrued liabilities as a result of the timing of payments to employees, vendors and other third parties.

Net cash provided by (used in) operating activities was $1.4 million and $(2.8) million for 2008 and 2007, respectively. The $4.2 million increase in net cash used in operating activities from 2007 to 2008 was primarily attributable to increased net income.

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

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to company acquisitions, capital expenditures to support our growth, as well as increases in our restricted cash used to collateralize our letters of credit.

Net cash (used in) provided by investing activities was $(31.9) million and $650,000 for the years ended December 31, 2009, and 2008, respectively. The increase in net cash used by investing activities was primarily attributable to the purchase of Pump Engineering, LLC, which resulted in a cash payment of $14.5 million and a $5.5 million transfer to restricted cash. Additionally, transfers to restricted cash to cover remaining irrevocable standby letters of credit issued under the terminated 2008 credit and PEI credit agreement also served to increase our cash use in 2009 over 2008. Lastly, the balance of the cash use increase in 2009 over 2008 stemmed from our capital expenditure increase of $3.9 million to support the initial build-out of our new integrated manufacturing and administrative facility, which commenced operation in November 2009, and $3.2 million to support seismic upgrades and the build-out of ceramics manufacturing capabilities at this new facility, which are expected to be completed in 2010.

Net cash provided by (used in) investing activities was $650,000 and $(2.0) million for the years ended December 31, 2008, and 2007, respectively. The increase in net cash provided by investing activities was primarily attributable to the release of restricted cash of $1.3 million in 2008 compared to an increase in restricted cash of $1.0 million in 2007 related to collateral used to secure irrevocable standby letters of credit.

The remaining portion of the increase resulted from a reduction in property and equipment purchases of $251,000.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(1.1) million and $77.1 million for the years ending December 31, 2009 and 2008, respectively. The decrease in net cash flows from financing activities is primarily due to the receipt of IPO net proceeds of $76.7 million in July 2008. Additionally, in December 2009, we repaid $1.7 million of long-term debt obligations owed by our subsidiary, Pump Engineering, Inc. Remaining changes in financing cash use include a decrease in repayments of promissory notes by stockholders of $0.4 million, partially offset by excess tax benefits related to stock-based compensation arrangements of $0.3 million.

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

Contractual Obligations

We lease facilities and equipment under fixed non-cancelable operating leases that expire on various dates through 2019. We have purchased property and equipment under capital leases and notes payable. We have entered into purchase commitments with multiple vendors for the purchase and installation of specialized ceramics manufacturing equipment of which approximately $700,000 is outstanding as of December 31, 2009. We expect to receive and install this equipment during the first quarter of 2010. Additionally, we entered into purchase commitments with multiple vendors for seismic upgrades and the build-out of a ceramics facility at one of our manufacturing facility. Lastly, in the course of our normal operations, we also entered into purchase commitments with our suppliers for various key raw materials and component parts. The purchase commitments covered by these arrangements are subject to change based on our sales forecasts for future deliveries.

The following is a summary of our contractual obligations as of December 31, 2009 (in thousands):

	Payments Due by Period
	Operating	Capital	Notes	Purchase
Payments Due During Year Ending December 31,	Leases	Leases(1)	Payable	Obligations(2)	Total

2010	$1,823	$243	$265	$11,120	$13,451
2011	1,564	205	154	—	1,923
2012	1,535	137	88	—	1,760
2013	1,570	63	3	—	1,636
2014	1,566	—	1	—	1,567
Thereafter	7,112	—	—	—	7,112

	$15,170	$648	$511	$11,120	$27,449

(1)	Present value of net minimum capital lease payments is $572, as reflected on the balance sheet.

(2)	Includes $0.7 million related to specialized equipment orders, $4.3 million related to commitments for construction in progress, and $6.1 million related to open purchase orders for materials and supplies.

This table excludes agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of December 31, 2009, we believe that our exposure related to these guarantees and indemnities as of December 31, 2009 was not material.

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

For the year ended December 31, 2009, three suppliers (of which two were ceramics suppliers) represented approximately 68% of our total materials purchases. As of December 31, 2009, approximately 18% of our accounts payable and accrued inventory in transit were due to these key suppliers. For the year ended 2008, four suppliers (of which three were ceramics suppliers) represented approximately 72% of our total purchases. As of December 31, 2008, approximately 68%, of our accounts payable were due to these key suppliers. For the year ended December 31, 2007, three suppliers (of which two were ceramics suppliers) represented approximately 66% of our total materials purchases.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Risk

Currently, the majority of our revenue contracts have been denominated in United States dollars. In some circumstances, we have priced certain international sales in Euros. The amount of revenue recognized denominated in Euros amounted to zero, $7.1 million and $10.0 million in 2009, 2008 and 2007, respectively. We experienced a net foreign currency gain (loss) of approximately $(44,000), $220,000 and $351,000 related to our revenue contracts for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Interest Rate Risk

We had cash and cash equivalents totaling $59.1 million, $79.3 million, and $240,000 at December 31, 2009, 2008, and 2007, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income.

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

We have audited the accompanying consolidated balance sheets of Energy Recovery, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule (“schedule”) listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Recovery, Inc at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Energy Recovery, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

San Jose, California
March 15, 2010

ENERGY RECOVERY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In thousands, except share data and par value)

ASSETS
Current assets:
Cash and cash equivalents	$59,115	$79,287
Restricted cash	5,271	246
Accounts receivable, net of allowance for doubtful accounts of $196 and $59 at December 31, 2009 and 2008, respectively	12,683	20,615
Unbilled receivables, current	5,544	4,948
Inventories	10,359	8,493
Deferred tax assets, net	1,466	1,755
Prepaid expenses and other current assets	1,741	984

Total current assets	96,179	116,328
Unbilled receivables, non-current	—	1,929
Restricted cash, non-current	5,555	19
Property and equipment, net	16,958	1,845
Goodwill	12,790	—
Other intangible assets, net	10,987	321
Deferred tax assets, non-current, net	447	119
Other assets, non-current	53	51

Total assets	$142,969	$120,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,952	$2,270
Accrued expenses and other current liabilities	9,492	4,787
Income taxes payable	350	1,657
Accrued warranty reserve	605	270
Deferred revenue	4,628	4,000
Current portion of long-term debt	265	172
Current portion of capital lease obligations	203	37

Total current liabilities	17,495	13,193
Long-term debt	246	385
Capital lease obligations, non-current	369	27
Other non-current liabilities	3,890	8

Total liabilities	22,000	13,613

Commitments and Contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 51,215,653 and 50,015,718 shares issued and outstanding at December 31, 2009 and 2008, respectively	51	50
Additional paid-in capital	108,626	98,527
Notes receivable from stockholders	(90)	(296)
Accumulated other comprehensive loss	(66)	(44)
Retained earnings	12,448	8,762

Total stockholders’ equity	120,969	106,999

Total liabilities and stockholders’ equity	$142,969	$120,612

See accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net revenue	$47,014	$52,119	$35,414
Cost of revenue	17,595	18,933	14,852

Gross profit	29,419	33,186	20,562
Operating expenses:
General and administrative	13,756	11,321	4,299
Sales and marketing	6,472	6,549	5,230
Research and development	3,041	2,415	1,705

Total operating expenses	23,269	20,285	11,234

Income from operations	6,150	12,901	9,328
Other income (expense):
Interest expense	(46)	(79)	(105)
Interest and other income	54	873	517

Income before provision for income taxes	6,158	13,695	9,740
Provision for income taxes	2,472	5,032	3,947

Net Income	$3,686	$8,663	$5,793

Earnings per share:
Basic	$0.07	$0.19	$0.15
Diluted	$0.07	$0.18	$0.14
Number of shares used in per share calculations:
Basic	50,166	44,848	39,060

Diluted	52,644	47,392	41,433

See accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2009, 2008 and 2007

				Notes	Accumulated	Retained
			Additional	Receivable	Other	Earnings	Total
	Common Stock		Paid-in	from	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit)	Equity
	(In thousands)

Balance at December 31, 2006	38,222	$38	$14,519	$(736)	$—	$(5,694)	$8,127
Net income	—	—	—	—	—	5,793	5,793
Foreign currency translation adjustments	—	—	—	—	(5)	—	(5)

Comprehensive income	—	—	—	—	—	—	5,788

Issuance of common stock	1,555	2	5,207	(91)	—	—	5,118
Interest on notes receivable from stockholders	—	—	—	(31)	—	—	(31)
Repayment of notes receivable from stockholders	—	—	—	23	—	—	23
Employee stock-based compensation	—	—	1,008		—	—	1,008
Non-employee stock-based compensation	—	—	28	—	—	—	28

Balance at December 31, 2007	39,777	40	20,762	(835)	(5)	99	20,061
Net income	—	—	—	—	—	8,663	8,663
Foreign currency translation adjustments	—	—	—	—	(39)	—	(39)

Comprehensive income	—	—	—	—	—	—	8,624

Issuance of common stock	10,238	10	76,717	(20)	—	—	76,707
Interest on notes receivable from stockholders	—	—	—	(15)	—	—	(15)
Repayment of notes receivable from stockholders	—	—	—	574	—	—	574
Stock option income tax benefit	—	—	14	—	—	—	14
Employee stock-based compensation	1	—	936	—	—	—	936
Non-employee stock-based compensation	—	—	98	—	—	—	98

Balance at December 31, 2008	50,016	50	98,527	(296)	(44)	8,762	106,999
Net income	—	—	—	—	—	3,686	3,686
Foreign currency translation adjustments	—	—	—	—	(22)	—	(22)

Comprehensive income	—	—	—	—	—	—	3,664

Issuance of common stock	1,200	1	7,483	—	—	—	7,484
Interest on notes receivable from stockholders	—	—	—	(6)	—	—	(6)
Repayment of notes receivable from stockholders	—	—	—	212	—	—	212
Stock option income tax benefit	—	—	232	—	—	—	232
Employee stock-based compensation	—	—	2,354	—	—	—	2,354
Non-employee stock-based compensation	—	—	30	—	—	—	30

Balance at December 31, 2009	51,216	$51	$108,626	$(90)	$(66)	$12,448	$120,969

See accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash Flows From Operating Activities
Net income	$3,686	$8,663	$5,793
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,183	522	323
Impairment of intangible assets	—	—	31
Interest accrued on notes receivables from stockholders	(6)	(15)	(31)
Stock-based compensation	2,409	1,034	1,036
Loss (gain) on foreign currency transactions	(444)	373	(351)
Excess tax benefit from stock-based compensation arrangements	(41)	—	—
Provision for doubtful accounts	161	7	(105)
Provision for warranty claims	88	(495)	850
Valuation adjustments for excess or obsolete inventory	63	26	47
Other non-cash adjustments	46	—	—
Changes in operating assets and liabilities:
Accounts receivable	8,961	(7,622)	(3,554)
Unbilled receivables	1,330	(2,687)	(2,189)
Inventories	1,883	(3,728)	(1,950)
Deferred tax assets, net	(39)	(674)	(341)
Prepaid and other assets	(509)	(624)	(49)
Accounts payable	(1,716)	573	583
Accrued expenses and other liabilities	36	3,223	214
Income taxes payable	(1,313)	517	(243)
Deferred revenue	(2,961)	2,271	(2,893)

Net cash provided by (used in) operating activities	12,817	1,364	(2,829)

Cash Flows From Investing Activities
Capital expenditures	(7,687)	(667)	(918)
Acquisition, net of cash acquired	(13,640)	—	—
Restricted cash	(10,561)	1,322	(1,043)
Other	(6)	(5)	(84)

Net cash (used in) provided by investing activities	(31,894)	650	(2,045)

Cash Flows From Financing Activities
Proceeds from long-term debt	—	—	639
Repayment of long-term debt	(1,895)	(172)	(98)
Repayment of revolving note, net	—	—	(438)
Repayment of capital lease obligation	(38)	(37)	(38)
Net proceeds from issuance of common stock	384	76,707	5,118
Excess tax benefit from stock-based compensation arrangements	272	—	—
Repayment of notes receivable from stockholders	212	574	23
Other short term financing activities	—	—	(129)

Net cash (used in) provided by financing activities	(1,065)	77,072	5,077

Effect of exchange rate differences on cash and cash equivalents	(30)	(39)	(5)

Net change in cash and cash equivalents	(20,172)	79,047	198
Cash and cash equivalents, beginning of period	79,287	240	42

Cash and cash equivalents, end of period	$59,115	$79,287	$240

Supplemental disclosure of cash flow information
Cash paid for interest	$49	$75	$97

Cash paid for income taxes	$3,589	$5,144	$4,555

Supplemental disclosure of non-cash transactions
Issuance of common stock related to acquisition of a business	$7,100	$—	$—

Capitalization of construction in progress related to lease allowance	$1,000	$—	$—

Issuance of common stock in exchange for notes receivable from stockholders	$—	$20	$91

Purchases of property and equipment in trade accounts payable and accrued expenses and other liabilities	$1,812	$—	$—

See accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business

Energy Recovery, Inc. (“the Company”, “ERI”, “we” or “us”) develops, manufactures and sells high-efficiency energy recovery devices for use in seawater desalination. Our products are sold under the trademarks ERI, PX, PEI, Pressure Exchanger, PX Pressure Exchanger, Pump Engineering and Quadribaric. Our energy recovery devices make desalination affordable by capturing and reusing the otherwise lost pressure energy from the concentrated seawater reject stream of the desalination process. We also manufacture and sell high pressure pumps and circulation pumps which are also for use in seawater desalination. Our products are developed and manufactured in the United States of America (“U.S.”) at our headquarters in San Leandro, California, and at a facility in New Boston, Michigan. The Company has direct sales offices and technical support centers in Madrid, Dubai, and Shanghai.

The Company was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001. Shares of the Company began trading publicly in July 2008. The Company has four wholly owned subsidiaries: Osmotic Power, Inc., Energy Recovery, Inc. International, and Energy Recovery Iberia, S.L., incorporated in September 2005, July 2006 and September 2006, respectively, and Pump Engineering, Inc., incorporated during the fourth quarter of 2009 as a result of a business combination.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including its recently acquired subsidiary, Pump Engineering, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The Company’s most significant estimates and judgments involve the determination of revenue recognition, allowance for doubtful accounts, allowance for product warranty, valuation of stock options, valuation of goodwill and acquired intangible assets, useful lives for depreciation and amortization, valuation adjustments for excess and obsolete inventory, deferred taxes and valuation allowances on deferred tax assets. Actual results could differ materially from those estimates.

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

Allowances for Doubtful Accounts

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

Inventories

Inventories are stated at the lower of cost (using the weighted average cost method) or market. The Company calculates inventory valuation adjustments for excess and obsolete inventories based on current inventory levels, expected useful life and estimated future demand of the products and spare parts.

Property and Equipment

Property and equipment is recorded at cost and reduced by accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are generally three to seven years. The Company owns one building, which is depreciated over an estimated useful life of 39 years. A portion of the Company’s manufacturing equipment was acquired under capital lease obligations. These assets are amortized over periods consistent with depreciation of owned assets of similar types, generally five to seven years. Leasehold improvements represent remodeling and retrofitting costs for leased office and manufacturing space and are depreciated over the shorter of either the estimated useful lives or the term of the lease using the straight-line method. Software purchased for internal use consists primarily of amounts paid for perpetual licenses to third party software providers and are depreciated over the estimated useful lives, generally three to five years. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Maintenance and repairs are charged directly to expense as incurred, whereas improvements and renewals are generally capitalized in their respective property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized in the results of operations.

Goodwill and Other Intangible Assets

The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual purchase price recorded as goodwill. The determination of the value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

Acquired intangible assets with determinable useful lives are amortized on a straight-line or accelerated basis over the estimated periods benefited, ranging from one to 20 years. Acquired intangible assets with contractual terms are generally amortized over their respective legal or contractual lives. Customer relationships, developed technology and other noncontractual intangible assets with determinable lives are amortized over periods ranging from five to 20 years. Patents developed by the Company are recorded at cost and amortized on a straight-line basis over their expected useful life of 16 to 20 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. Goodwill is not amortized, but is evaluated annually for impairment or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. As of December 31, 2009, acquired intangibles, including goodwill, relate to the acquisition of Pump Engineering, LLC during the fourth quarter of 2009. See Note 4. “Goodwill and Intangible Assets” for further discussion of intangible assets.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and debt. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values. See Fair Value Measurements below for further discussion of fair value.

Fair Value Measurements

The Company follows the authoritative guidance for fair value measurements and disclosures, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The framework for measuring fair value provides a hierarchy that prioritizes the inputs to valuation techniques used in measuring fair value as follows

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Cash and restricted cash of approximately $69.9 million at December 31, 2009 are measured at fair value on a recurring basis using market prices on active markets for identical securities (Level 1).

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title occurs, fixed pricing is determinable and collection is reasonably assured. Transfer of title typically occurs upon shipment of the equipment pursuant to a written purchase order or contract. The portion of the sales agreement related to the field services and training for commissioning of a desalination plant is deferred using the residual value method. Under this method, revenue allocated to undelivered elements is based on vendor objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to the delivered elements, assuming that the delivered elements have stand-alone value. Vendor objective evidence of fair value for such undelivered elements is based upon the price the Company charges for such product or service when it is sold separately. The Company may modify its pricing in the future, which could result in changes to our vendor objective evidence of fair value for such undelivered elements. The services element of the Company’s contracts represents an incidental portion of the total contract price.

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

For large projects, stand-alone contracts are utilized. For these contracts, consistent with industry practice, the customers typically require their suppliers, including the Company, to accept contractual holdback provisions whereby the final amounts due under the sales contract are remitted over extended periods of time. These retention payments typically range between 10% and 20%, and in some instances up to 30%, of the total contract amount and are due and payable when the customer is satisfied that certain specified product performance criteria have been met upon commissioning of the desalination plant, which may be 12 months to 24 months from the date of product delivery as described further below.

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

The Company performs an evaluation of credit worthiness on an individual contract basis to assess whether collectability is reasonably assured. As part of this evaluation, management considers many factors about the individual customer, including the underlying financial strength of the customer and/or partnership consortium and management’s prior history or industry specific knowledge about the customer and its supplier relationships.

Under the stand-alone contracts, the usual payment arrangements are summarized as follows:

•	an advance payment due upon execution of the contract, typically 10% to 20% of the total contract amount;

•	a payment upon delivery of the product due on average between 90 and 150 days from product delivery, and in some cases up to 180 days, typically in the range of 50% to 70% of the total contract amount; and

•	a retention payment due subsequent to product delivery as described further below, typically in the range of 10% to 20%, and in some cases up to 30%, of the total contract amount.

Under the terms of the retention payment component, the Company is generally required to issue to the customer a product performance guarantee that takes the form of an irrevocable standby letter of credit, which is issued to the customer approximately 12 to 24 months after the product delivery date. The letter of credit is either collateralized by restricted cash on deposit with the Company’s financial institution or funds available through a credit facility. The letter of credit remains in place for the performance period as specified in the contract, which is generally 12 to 36 months and, in some cases, up to 65 months from issuance. The performance period generally runs concurrent with the Company’s standard product warranty period. Once the letter of credit has been put in place, the Company invoices the customer for this final retention payment under the sales contract. During the time between the product delivery and the issuance of the letter of credit, the amount of the final retention payment is classified on the balance sheet as an unbilled receivable, of which a portion may be classified as long term to the extent that the billable period extends beyond one year. Once the letter of credit is issued, the Company invoices the customer and reclassifies the retention amount from unbilled receivable to accounts receivable where it remains until payment.

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

Warranty Costs

The Company sells products with a limited warranty for a period ranging from one to six years. The Company accrues for warranty costs based on estimated product failure rates, historical activity and expectations of future costs. The Company periodically evaluates and adjusts the warranty costs to the extent actual warranty costs vary from the original estimates.

Stock-Based Compensation

The Company measures and recognizes stock-based compensation expense based on the fair value measurement for all share-based payment awards made to our employees and directors, including restricted stock units and employee stock options, over the requisite service period — generally the vesting period of the awards — for awards expected to vest. The fair value of restricted stock units is based on our stock price on the date of grant. The fair value of stock options is calculated on the date of grant using the Black-Scholes option-pricing model, which requires a number of complex assumptions, including expected life, expected volatility, risk-free interest rate, and dividend yield. The estimation of awards that will ultimately vest requires judgment and, to the extent actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised. See Note 9, “Stock-Based Compensation,” for further discussion of stock-based compensation.

Foreign Currency

The Company’s reporting currency is the U.S. dollar, while the functional currencies of the Company’s foreign subsidiaries are their respective local currencies. The asset and liability accounts of the Company’s foreign subsidiaries are translated from their local currencies at the rates in effect at the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Gains and losses resulting from the translation of our subsidiary balance sheets are recorded as a component of accumulated other comprehensive income. Realized gains and losses from foreign currency transactions are recorded in other income and expense in the consolidated statements of income.

Income Taxes

Current tax assets and liabilities are based upon an estimate of taxes refundable or payable for each of the jurisdictions in which the company is subject to tax. In the ordinary course of business there is inherent uncertainty in quantifying income tax positions. The Company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. When applicable, associated interest and penalties are recognized as a component of income tax expense. Accrued interest and penalties are included within the related tax asset or liability on the accompanying Consolidated Balance Sheets.

Deferred income taxes are provided for temporary differences arising from differences in basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See Note 14, “Income Taxes,” for further information on income taxes.

The Company’s operations are subject to income and transaction taxes in the U.S. and in foreign jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

Recent Accounting Pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-1, Topic 105, Generally Accepted Accounting Principles, which identifies the FASB Accounting Standards Codification (“ASC” or “Codification”) as the single source of authoritative U.S. GAAP effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all non-SEC accounting and reporting standards. All future accounting standards will be issued in the form of Accounting Standards Updates. Generally, the Codification is not expected to change GAAP. The adoption of the Codification did not have any impact on the Company’s condensed consolidated financial statements other than changes to references to applicable accounting guidance.

Business Combinations

On January 1, 2009, the Company adopted new accounting guidance for business combinations as issued by the Financial Accounting Standards Board (FASB). The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements. As a result of the new accounting guidance, the Company expensed transaction costs associated with business combinations during 2009. See Note 3, “Business Combinations” for additional details.

Subsequent Events

Effective June 30, 2009, the Company adopted guidance related to the accounting and disclosure of subsequent events. This guidance, which was issued by the FASB in May 2009, establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). Specifically, the guidance identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about such events or transactions. The adoption of this guidance did not impact our financial position or results of operations. All events or transactions that occurred after December 31, 2009 up through the date that these financial statements are issued have been evaluated. During this period, there were no material recognizable or unrecognizable subsequent events.

Noncontrolling Interests in Consolidated Financial Statements

The Company prospectively adopted the FASB’s accounting and disclosure guidance for noncontrolling interests at the beginning of our 2009 fiscal year. This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The adoption of this guidance did not have any effect on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

At the beginning of our 2009 fiscal year, the Company adopted the FASB’s disclosure requirements for derivative instruments and hedging activities that require additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. The adoption of this guidance did not have any effect on the Company’s consolidated financial statements.

Intangible Assets

At the beginning of its 2009 fiscal year, the Company adopted the FASB’s guidance regarding the useful life of intangible assets. This guidance requires entities to disclose information for recognized intangible assets that enables users of financial statements to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset. The guidance also amends the factors an entity should consider in developing the renewal or extension assumptions used in determining the useful life of recognized intangible assets. This guidance was applied prospectively to intangible assets acquired after the effective date; the disclosure requirements are being applied to all intangible assets recognized as of, and after, the effective date. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

Fair Value Measurements

At the beginning of its 2008 fiscal year, the Company adopted the FASB’s guidance related to fair value measurements for financial assets and liabilities. In February 2008, the FASB issued additional guidance that provided a one year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted the provisions of the additional guidance with respect to its non-financial assets and liabilities at the beginning of its 2009 fiscal year. These pronouncements define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, expand disclosures about fair value measurements and establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority (“Level 1”) to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority (“Level 3”) to unobservable inputs. Fair value measurements primarily based on observable market information are given a “Level 2” priority. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

Measuring Liabilities at Fair Value

At the beginning of its 2009 fiscal fourth quarter, the Company adopted the FASB’s guidance related to measuring the fair value of liabilities. In August 2009, the FASB issued an amendment to its previously released guidance on measuring the fair value of liabilities, which became effective for the Company at the beginning of its 2009 fiscal fourth quarter. The pronouncement provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset; or b) quoted prices for similar liabilities or similar liabilities when traded as assets; and/or (ii) a valuation technique that is consistent with the principles of an income or market approach. The pronouncement also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have a significant effect on our consolidated financial statements.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued an amendment to its previously released guidance on revenue arrangements with multiple deliverables. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. Additionally, the guidance replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable, eliminates the use of the residual value method for determining the allocation of arrangement consideration, and requires expanded disclosures. The guidance becomes effective for the Company for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.

No other new accounting pronouncement issued or effective during the period had or is expected to have a material impact on the consolidated financial statements.

Note 3.	Business Combination

Effective December 21, 2009, the Company acquired 100% of the equity interests of Pump Engineering, LLC, a private US company and supplier of energy recovery technology and pumps for use in the global desalination market, for $26.2 million, net of cash acquired. Named Pump Engineering, Inc. (“PEI”) post-acquisition, the new subsidiary will continue to develop and manufacture energy-recovery devices, known as turbochargers, and efficient high pressure pumps for brackish and seawater reverse osmosis desalination. PEI products also have application in natural gas and other fluid processing. The Company’s acquisition of Pump Engineering, LLC is aligned with the Company’s growth strategy of expanding product offerings and addressing potential new markets.

The acquisition-date fair value of the consideration transferred totaled $27.1 million, which consisted of the following (in thousands):

Cash	$14,500
Common stock (1,000,000 shares)	7,100
Contingent and other consideration due to seller	5,500

$27,100

The fair value of the 1,000,000 common shares issued was determined based on the closing market price of the Company’s common shares on the acquisition date.

The contingent and other consideration arrangements require the Company to pay $3.5 million of additional consideration to Pump Engineering, LLC’s former shareholders based upon the achievement of certain base performance milestones and $2.0 million of additional consideration to the former shareholders pursuant to certain indemnification provisions of the merger agreement. The Company estimates that the $5.5 million contingent consideration to be paid as follows: (i) $2.5 million within one year and (ii) $3.0 million between one and two years. Included in the $3.0 million amount is $1.0 million which contractually may be held back by the company for up to approximately six years from the date of acquisition; however, due to the nature of the indemnification provisions, management’s best estimate indicates that payment may occur within one to two years. As a result, the amount was not discounted.

The Company initially recognized a liability of $5.5 million as an estimate of the acquisition date fair value of the contingent and other consideration, which is based on the weighted probability of achievement of the base performance milestones and release of certain indemnification provisions as of the date of the acquisition. Restricted cash in an amount equal to the contingent and other consideration due to the seller was recorded on the Company’s consolidated balance sheet as of December 31, 2009.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

At December 21, 2009

Cash	$860
Accounts receivable	742
Inventories	3,859
Property and equipment	5,550
Other current assets	250
Intangible assets	10,900

Total identifiable assets acquired	22,161

Current accrued liabilities	(1,600)
Accrued warranty reserve	(267)
Deferred revenue	(3,589)
Capital lease obligations	(546)
Long-term debt	(1,849)

Total liabilities assumed	(7,851)

Net identifiable assets acquired	14,310
Goodwill	12,790

$27,100

The fair value of accounts receivable acquired is $742,000. The gross contractual amount of these accounts receivable is $808,000, of which $66,000 is not expected to be collected.

The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The goodwill recognized is attributable primarily to future revenue generation resulting from expanded product lines and new markets and is expected to be deductible for income tax purposes over a period of 15 years. As of December 31, 2009, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Pump Engineering, LLC.

The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income approach and variation to the income approach known as the profit allocation method, which discounts future cash flows to present value using estimates and assumptions determined by management. Purchased identifiable intangible assets are amortized on a straight-line basis over their respective useful lives with the exception of customer relationships, which is amortized using an accelerated method. These intangible assets are summarized as follows (in thousands):

Developed Technology	$6,100
Non-compete agreements	1,310
Backlog	1,300
Trademarks	1,200
Customer relationships	990

$10,900

The Company recognized $292,000 of acquisition related costs that were included in general and administrative expense in the consolidated statement of income for the 2009 fiscal year.

Financial results for the Pump Engineering subsidiary have been included in our consolidated statement of income as of December 21, 2009. The amount of Pump Engineering revenue and earnings included in our consolidated income statement for 2009 was not material.

The following represents the unaudited pro forma consolidated income statement as if Pump Engineering, LLC had been included in the consolidated results of the company for the years ended December 31, 2009 and 2008 as follows (in thousands):

	Years Ended December 31,
	2009	2008
	(Unaudited)

Net revenue	$54,475	$61,467
Earnings	$2,142	$6,933

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Pump Engineering, LLC to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, equipment and intangible assets had been applied on January 1, 2008, together with the consequential tax effects.

Note 4.	Goodwill and Intangible Assets

Goodwill

Goodwill as of December 31, 2009 is the result of the Company’s acquisition of Pump Engineering, LLC in December 2009. There were no gross goodwill amounts prior to this acquisition. The Company will perform an annual impairment test of goodwill in the following fiscal year and thereafter. As of December 31, 2009, the Company determined that no events or circumstances from December 21, 2009 (the date of acquisition) through December 31, 2009 indicate that an assessment of impairment was necessary for that period.

Goodwill information is as follows (in thousands):

Goodwill at January 1, 2009	$—
Goodwill acquired	12,790

12,790
Accumulated impairment losses	—

Goodwill at December 31, 2009	$12,790

Other Intangible Assets

The components of identifiable intangible are as follows (in thousands):

	December 31, 2009
	Gross		Accumulated	Net	Weighted
	Carrying	Accumulated	Impairment	Carrying	Average
	Amount	Amortization	Losses	Amount	Useful Life

Developed Technology	$6,100	$(51)	$—	$6,049	10
Non-compete agreements	1,310	(35)	—	1,275	4
Backlog	1,300	(108)	—	1,192	1
Trademarks	1,200	(5)	—	1,195	20
Customer relationships	990	(17)	—	973	5
Patents	585	(251)	(31)	303	18

	$11,485	$(467)	$(31)	$10,987	9

December 31, 2008
	Gross		Accumulated	Net	Weighted
	Carrying	Accumulated	Impairment	Carrying	Average
	Amount	Amortization	Losses	Amount	Useful Life

Developed Technology	$—	$—	$—	$—
Non-compete agreements	—	—	—	—
Backlog	—	—	—	—
Trademarks	—	—	—	—
Customer relationships	—	—	—	—
Patents	578	(226)	(31)	321	18

	$578	$(226)	$(31)	$321	18

Amortization of intangibles was approximately $241,000, $29,000 and $19,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

During 2007, the Company determined that a patent was impaired as a result of the development of a new patent which effectively superseded and replaced the existing patent. Accordingly, the Company recorded an impairment charge of $31,000 in fiscal year 2007 for the full carrying value of the patent, which was included in research and development expense in the consolidated statement of income.

Future estimated amortization expense on intangible assets over the next five years is as follows (in thousands):

December 31,

2010	$2,624
2011	1,361
2012	1,048
2013	982
2014	903

$6,918

Note 5.	Supplemental Financial Information

Restricted Cash

The Company has pledged cash in connection with irrevocable standby letters of credit, an equipment promissory note, and contingent payments resulting from a business acquisition. The Company has deposited corresponding amounts into money market and non-interest bearing accounts at two financial institutions for these items as follows (in thousands):

	December 31,
	2009	2008

Contingent and other consideration for acquisition (see Note 3)	$5,500	$—
Collateral for irrevocable standby letters of credit (see Note 15)	4,968	265
Collateral for equipment promissory note (see Note 6)	358	—

	$10,826	$265

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31,
	2009	2008

Accounts receivable	$12,879	$20,674
Less: allowance for doubtful accounts	(196)	(59)

	$12,683	$20,615

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

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2009	2008

Raw materials	$6,394	$2,894
Work in process	1,848	139
Finished goods	2,117	5,460

	$10,359	$8,493

Excess and obsolete valuation adjustments included in inventory at December 31, 2009 and 2008 were $195,000 and $128,000, respectively.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2009	2008

Machinery and equipment	$4,508	$2,434
Office equipment, furniture, and fixtures	1,943	772
Automobiles	40	22
Software	312	208
Leasehold improvements	4,754	466
Buildings	2,215	—
Land	210	—
Construction in progress	5,567	—

	19,549	3,902
Less: accumulated depreciation and amortization	(2,591)	(2,057)

	$16,958	$1,845

Depreciation and amortization expense related to property and equipment, including equipment acquired under capital leases, was approximately $942,000, $493,000, and $304,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Of the construction in progress costs at December 31, 2009, $1.6 million related to the construction and installation of specialized testing equipment and $4.4 million related to the build-out for seismic upgrades and ceramics manufacturing at the Company’s new facility in San Leandro. As of December 31, 2009, none of the assets related to construction in progress have been placed in service and therefore have not yet been subject to depreciation or amortization.

The Company estimates the costs to complete construction in progress to be approximately $4.3 million as of December 31, 2009 and expects to complete construction within the next twelve months.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2009	2008

Payroll and commissions payable	$3,166	$2,929
Contingent consideration and other for acquisition, current portion	2,500	—
Capital projects	1,193	—
Professional fees	770	193
Inventory in transit	512	251
Collaboration fees	102	916
Other current liabilities	1,249	498

	$9,492	$4,787

Non-Current Liabilities

Non-current liabilities consisted of the following (in thousands):

	December 31,
	2009	2008

Contingent and other consideration for acquisition, non-current	$3,000	$—
Deferred rent expense, non-current	890	8

	$3,890	$8

Advertising Expense

Advertising expense is charged to operations in the year in which it is incurred. Total advertising expense amounted to $130,000, $103,000, and $118,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 6.	Long-Term Debt and Capital Leases

Long-term debt consisted of the following (in thousands):

	December 31,
	2009	2008

Promissory notes payable	$511	$557
Less: current portion	(265)	(172)

Long-term debt	$246	$385

Future minimum principal payments due under long-term debt arrangements consist of the following (in thousands):

December 31,
2009

2010	$265
2011	154
2012	88
2013	3
2014	1

$511

Notes Payable and Lines of Credit

In December 2005, the Company entered into an agreement with a financial institution for a $222,000 fixed-rate-installment note (“fixed promissory note”) and a $2.0 million revolving note (“revolving note”). These notes were secured by the Company’s accounts receivable, inventories, property, equipment and other general intangibles except for intellectual property. The fixed promissory note, amended in April 2006, was due in December 2010 and had an annual interest rate of 10%. As of December 31, 2008, borrowings under the fixed promissory note were $133,000. The Company repaid the fixed promissory note in full during the first quarter of 2009.

The revolving note was amended in April 2006, December 2006 and March 2007 to set the interest rate at LIBOR plus 2.5% or a base rate plus 1% at the election of the Company, extend the due date of the note to March 2008, and increase the face amount of the note to $3.5 million.

In April 2006, the Company entered into a loan and security agreement (“loan and security agreement”) with its financial institution for an additional $2.0 million credit facility (“credit facility”), secured by the Company’s cash and cash equivalents, accounts receivable, inventory, property and other general intangibles except for intellectual property. The credit facility, as first modified in March 2007, incurred interest rates of base rate plus 1% or LIBOR plus 2.5% on advances and was set to expire in March 2008.

In March 2007, a second modification to the loan and security agreement added a $1.0 million equipment promissory note (“equipment promissory note”). The equipment promissory note had an interest rate of cost of funds plus 2.75% and matured in September 2012. Additional amended terms under the second modification were changes to the financial ratios and covenants that were to be maintained by the Company.

In March 2008, the Company entered into a new credit agreement (“2008 credit agreement”) with its existing financial institution that replaced the $2.0 million credit facility and the $3.5 million revolving note. The 2008 credit agreement, as amended in September 2008 and December 2008, allowed borrowings of up to $12.0 million on a revolving basis at LIBOR plus 2.75% and expired in March 2009. The 2008 credit agreement was secured by the Company’s accounts receivable, inventories, property, equipment and other intangibles except intellectual property. The Company was subject to certain financial and administrative covenants under the 2008 credit agreement.

As of December 31, 2008, borrowings under the fixed promissory note and the equipment loan were $133,000 and $596,000, respectively. As of December 31, 2009, the amounts outstanding on the equipment promissory note was $341,000. The interest rate for the equipment promissory note at December 31, 2009 and 2008 was 7.81%.

In February 2009, the Company fully repaid the fixed promissory note and terminated the 2008 credit agreement. As a result of terminating the 2008 credit agreement, the Company transferred $9.1 million in cash to a restricted cash account as collateral for outstanding irrevocable standby letters of credit that were collateralized by the credit agreement as of the date of its termination and as collateral for the outstanding equipment promissory note. As of December 31, 2009, $4.8 million of the restricted cash had been released.

Upon the termination of the 2008 credit agreement, a new loan and security agreement (“2009 loan and security agreement”) with another financial institution became effective. The 2009 loan and security agreement provides a total available credit line of $15.0 million. Under the new agreement, the Company is allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $14.8 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the advances and the collateral do not exceed $15.0 million. The new agreement is collateralized by substantially all of the Company’s assets. The facility expires in May 2010, as amended in December 2009, and advances under the revolving line of credit incur interest based on either a prime rate index plus 3% or LIBOR plus 1.375%. There were no amounts outstanding under this credit agreement as of December 31, 2009. The Company is subject to certain financial and administrative covenants under this agreement. As of December 31, 2009, the Company was non-compliant with certain financial reporting covenants under this credit agreement. Subsequent to December 31, 2009, the lender granted a waiver for this non-compliance.

In December 2009, the Company acquired Pump Engineering, LLC. As of the date of acquisition, the Company assumed Pump Engineering’s outstanding long-term debt obligations which included a mortgage, a term loan and two promissory notes. The Company paid the mortgage and term loan in full prior to December 31, 2009 for $1.7 million in principal and accrued interest. The two remaining outstanding promissory notes as of December 31, 2009 included a vehicle promissory note issued by a financial institution with an outstanding balance of $13,000 and an unsecured promissory note issued by an investment group with an outstanding balance of $157,000. The vehicle promissory note bears an annual interest rate of 7.25%, is secured by the vehicle purchased under the note, and matures in March 2014. The second promissory note bears an annual interest rate of 7.0% and matures in February 2011.

During the periods presented, the Company provided certain customers with irrevocable standby letters of credit to secure its obligations for the delivery of products, performance guarantees and warranty commitments in accordance with sales arrangements. These letters of credit were issued under the Company’s credit line and generally terminate within 12 to 36 months but, in some instances, up to 65 months from issuance. At December 31, 2009 and 2008, the amounts outstanding on these letters of credit totaled approximately $6.4 million and $8.4 million, respectively. See Note 15, “Commitments and Contingencies,” for further discussion of standby letters of credit.

Capital Leases

The Company leases certain equipment under agreements classified as capital leases. The terms of the lease agreements generally range up to five years. Costs and accumulated depreciation of equipment under capital leases were $932,000 and $144,000 as of December 31, 2009, respectively. As of December 31, 2008, costs and accumulated depreciation of equipment under capital leases were $175,000 and $115,000, respectively.

Future minimum payments under capital leases consist of the following (in thousands):

December 31,
2009

2010	$243
2011	205
2012	137
2013	63

Total future minimum lease payments	648
Less: amount representing interest	(76)

Present value of net minimum capital lease payments	572
Less: current portion	(203)

Long-term portion	$369

Note 7.	Defined Contribution Plan

The Company has a 401(k) defined contribution plan for all employees over age 18. Generally, employees can defer up to 20% of their compensation through payroll withholdings into the plan. The Company can make discretionary matching contributions. The Company made contributions $131,000, $105,000, and $100,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

Note 8.	Stockholders’ Equity

Preferred Stock

The Company has the authority to issue 10,000,000 shares of $0.001 par value preferred stock. The Company’s board of directors has the authority, without action by the Company’s stockholders, to designate and issue shares of preferred stock in one or more series. The board of directors is also authorized to designate the rights, preferences, and voting powers of each series of preferred stock, any or all of which may be greater than the rights of the common stock including restrictions of dividends on the common stock, dilution of the voting power of the common stock, reduction of the liquidation rights of the common stock, and delaying or preventing a change in control of the Company without further action by the stockholders. To date, the board of directors has not designated any rights, preference or powers of any preferred stock and as of December 31, 2009 and 2008, none was issued or outstanding.

Common Stock

The Company has the authority to issue 200,000,000 shares of $0.001 par value common stock. Subject to the preferred rights of the holders of shares of any class or series of preferred stock as provided by the board of directors with respect to any such class or series of preferred stock, the holders of the common stock shall be entitled to receive dividends, as and when declared by the board of directors. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after the distribution or payment to the holders of shares of any class or series of preferred stock as provided by the board of directors with respect to any such class or series of preferred stock, the remaining assets of the Company available for distribution to stockholders shall be distributed among and paid to the holders of common stock ratably in proportion to the number of shares of common stock held by them respectively. As of December 31, 2009 and 2008, 51,215,653 and 50,015,718 shares were issued and outstanding, respectively.

In December 2009, the Company issued 1,000,000 shares of its common stock as partial payment for the acquisition of Pump Engineering, LLC (see Note 3, “Business Combinations”). The shares were valued at a total of $7.1 million based on the NASDAQ closing price of the Company’s common stock of $7.10 per share on the date of issuance.

In July 2008, the Company sold 14,000,000 shares of its common stock in its initial public offering (“IPO”) at $8.50 per share, before underwriting discounts and commissions. Of the 14,000,000 shares sold in the offering, 8,078,566 shares were sold by the Company and 5,921,434 shares were sold by stockholders at an offering price of $8.50 per share. In addition, the underwriters exercised their option to purchase an additional 2,100,000 shares from the Company at the IPO price to cover overallotments for a total net issuance of 10,178,566 new shares by the Company. The Company received net proceeds of approximately $76.7 million from these transactions, after deducting underwriting discounts and commissions of $6.1 million and additional offering-related expenses of approximately $3.7 million.

In June 2007, the Company issued 1,000,000 shares of common stock with an issuance price of $5.00 per share. Net proceeds from the issuance were $5.0 million, less $41,000 in fees.

Warrants

As of December 31, 2009, the Company had outstanding warrants to purchase an aggregate of 2,074,122 shares of the Company’s common stock at prices ranging from $0.20 to $1.00 per share. The warrants, issued in 2002 through 2005, are fully exercisable over a 10 year term, expiring in 2012 through

2015. The outstanding warrants include a warrant issued in November 2005 to an executive officer of the Company to purchase 150,000 shares of common stock at $1.00 per share.

During the years ended December 31, 2009 and 2008, no warrants were exercised.

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

A summary of the Company’s warrant activity for the years ended (in thousands, except exercise prices and contractual life data):

	Years Ended
	December 31,
	2009	2008	2007

Outstanding, beginning of period	2,074	2,074	2,389
Exercised during the period	—	—	(315)
Cancelled during the period	—	—
Issued during the period	—	—

Outstanding, end of period	2,074	2,074	2,074

Weighted average exercise price of warrants outstanding at end of period	$0.52	$0.52	$0.52
Weighted average remaining contractual life, in years, of warrants outstanding at end of period	3.7	4.7	5.7

Note 9.	Stock-Based Compensation

Stock Option Plans

The Company maintains equity incentive plans which provide for the issuance of common stock and the granting of incentive stock options and other share-based awards to employees, officers and directors and the granting of non-statutory stock options and other share-based awards to employees, officers and directors or consultants of the Company. The Company has granted stock options and restricted stock units under these plans. Options granted under the plans generally vest over four years and expire no more than ten years after the date of grant.

In April 2001, the Company adopted the 2001 Stock Option Plan (“2001 Plan”) under which 2,500,000 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. In April 2002, the Company adopted the 2002 Stock Option/Stock Issuance Plan (“2002 Plan”) under which 1,509,375 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. In January 2004, the Company adopted the 2004 Stock Option/Stock Issuance Plan (“2004 Plan”) under which 850,000 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. In May 2006, the Company adopted the 2006 Stock Option/Stock Issuance Plan (“2006 Plan”) under which 800,000 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. During the first quarter of 2008, an additional 60,000 shares of common stock were reserved for issuance under the 2006 Plan, resulting in a total of 860,000 shares reserved for issuance under this plan. In 2008, the Company’s board of directors passed a resolution that, effective July 2008, no further options would be issued under the 2001, 2002, 2004, and 2006 Plans.

In July 2008, the Company’s board of directors adopted the 2008 Equity Incentive Plan (“2008 Plan”). The 2008 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards. Under this plan, 1,400,000 shares of common stock were reserved for issuance in 2008 and an additional 2,500,000 shares were automatically reserved for issuance in 2009.

Effective July 2008, shares are only available for grant under the 2008 Plan. Shares available for grant at December 31, 2009 and 2008 were 997,234 and 146,449, respectively.

Pursuant to Section 3.2 of the 2008 Plan, on January 1, 2010, an additional 2,500,000 were automatically reserved for issuance under the 2008 Plan.

Stock Option Activity

The following table summarizes the stock option activity under the Company’s stock option plans:

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (in Years)	Value(2)
				(In thousands)

Balance 12/31/06	1,167,312	$1.91	9.4	—
Granted	181,900	$5.00	—	—
Exercised	(17,083)	$1.00	—	—
Forfeited	(51,521)	$1.32	—	—

Balance 12/31/07	1,280,608	$2.38	8.6	$3,355
Granted	1,367,078	$8.27	—	—
Exercised	(26,511)	$1.96	—	—
Forfeited	(89,189)	$4.78	—	—

Balance 12/31/08	2,531,986	$5.48	8.6	$6,593

Granted	1,772,400	$7.04	—	—
Exercised	(199,935)	$1.92	—	—
Forfeited	(270,096)	$6.75	—	—

Balance 12/31/09	3,834,355	$6.30	8.5	$4,674

Vested and exercisable as of December 31, 2009	1,159,535	$4.33	7.2	$3,606

Vested and exercisable as of December 31, 2009 and expected to vest thereafter(1)	3,627,317	$6.25	8.4	$4,583

(1)	Options that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of ASC 718, “Compensation — Stock Compensation.”

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s stock as of December 31, 2009 of $6.88 per share.

The weighted average per share fair value of options granted to employees for the years ended December 31, 2009, 2008 and 2007 was $3.42, $3.87 and $2.41, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2009, 2008, and 2007 was $951,000, $108,000, and $62,000, respectively. As of December 31, 2009, total unrecognized compensation cost related to non-vested options was $8.1 million, which is expected to be recognized as expense over a weighted-average period of approximately 3.0 years.

Restricted Stock Units

In July 2009, the Company issued 60,000 restricted stock units to key management team members under the 2008 Plan. The restricted stock units vest 25% on the first grant date anniversary and 1/48th monthly thereafter dependent upon continued employment. As the restricted stock units vest, the units are settled in shares of common stock based on a one to one ratio. The units are valued based on the market price on the date of grant.

The following table summarizes the restricted stock activity under the Company’s stock option plans:

		Weighted Average
		Grant-Date Fair
	Shares	Value
		(Per share)

Balance at December 31, 2008	—	$—
Awarded	60,000	7.13
Vested	—	—
Forfeited	(8,000)	7.13

Outstanding at December 31, 2009	52,000	7.13

As of December 31, 2009, total unrecognized compensation cost related to non-vested restricted stock units was $327,000, which is expected to be recognized as expense over a weighted-average period of approximately 3.5 years.

Early Exercise of Employee Options

Options issued under the 2001 Stock Option Plan and the 2002, 2004, and 2006 Stock Option/Stock Issuance Plans may be exercised prior to vesting, with the underlying shares subject to the Company’s right of repurchase. Shares purchased by employees pursuant to the early exercise of stock options are not deemed to be issued until all restrictions on such shares lapse (i.e., the employee is vested in the award).

In February 2005, both vested and unvested options to purchase 4,293,958 shares of common stock were exercised by the signing of full recourse promissory notes totaling $948,000. The notes bear interest at 3.76% and are due in February 2010. The interest rate on the notes was deemed to be a below market rate of interest, resulting in a deemed modification to the exercise price of the options. As a result, the Company accounted for these options as variable option awards using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), part of “grandfathered GAAP” under the new Codification, until the employees were vested in the award.

For the years ended December 31, 2008 and 2007, the Company recorded $155,000 and $783,000, respectively, of stock-based compensation related to options exercised with promissory notes. As of December 31, 2008, all shares issued and outstanding due to the early exercise of stock options were fully vested and no longer subject to the Company’s right of repurchase and no further expense was recorded.

The promissory notes related to the exercise of the unvested shares and the corresponding aggregate exercise price for these shares were recorded as notes receivable from stockholders. Of the $948,000 of promissory notes, $552,000 were issued by executive officers and directors. As of December 31, 2008, all notes issued by executive officers and directors were paid in full. The remaining outstanding balances of the full recourse promissory notes at December 31, 2009 and 2008 is $90,000 and $296,000, respectively.

Stock Based Compensation — Fair Value

In addition to option compensation expense incurred for the modified options, the Company applied ASC 718, “Compensation — Stock Compensation,” during the years ended December 31, 2009, 2008 and 2007 and recognized related compensation expense of $2.4 million, $0.9 million and $0.3 million, respectively, related to stock-options and restricted stock units.

The fair value of restricted stock units granted to employees is based on the Company’s stock price on the date of grant. The fair value of stock options granted to employees is based on the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option-pricing model, the Company is required to develop several assumptions, which are highly subjective. The Company determines these assumptions as follows:

Expected Term:  Under the Company’s option plans, the expected term of options granted is determined using the weighted average period during which the stock options are expected to remain outstanding and is based on the options vesting term, contractual terms and disclosure information from similar publicly traded companies to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Expected Volatility:  Since the Company is a newly public entity with limited historical data regarding the volatility of its common stock price, the expected volatility used is based on volatility of a representative industry peer group. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

Risk-Free Interest Rate:  The risk-free rate is based on U.S. Treasury issues with remaining terms similar to the expected term on the options.

Dividend Yield:  The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures:  The Company estimates forfeitures at the time of grant, and revises those estimates periodically in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Stock Price (prior to July 2008):  The absence of an active market for its common stock prior to July 2008 required management and the board of directors to estimate the fair value of its common stock for purposes of granting options and for determining stock-based compensation expense for options granted prior to July 2008. In response to these requirements, management and the board of directors estimated the fair market common stock price based on factors such as the price of the most recent common stock sales to investors, the valuations of comparable companies, the status of the Company’s development and sales efforts, its cash and working capital amounts, revenue growth, and additional objective and subjective factors relating to its business on an annual basis.

Stock-Based Compensation — Employee Stock Options and Restricted Stock

The estimated grant date fair values of stock options granted to employees were calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Years Ended December 31,
	2009	2008	2007

Weighted average expected term	5 years	5 years	5 years
Weighted average expected volatility	54%	48%	50%
Risk-free interest rate	1.36 – 2.85%	1.55 – 3.41%	3.41 – 4.92%
Weighted average dividend yield	0%	0%	0%

Stock-based compensation expense related to the fair value measurement of awards granted to employees was allocated as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Cost of revenue	$186	$103	$117
General and administrative	1,459	419	383
Sales and marketing	488	274	349
Research and development	246	140	159

	$2,379	$936	$1,008

Stock-Based Compensation — Non-Employee Stock Options

The Company accounts for awards granted to non-employees other than members of the Company’s board of directors in accordance with and ASC 505-50, “Equity-Based Payments to Non-Employees.” which requires such awards to be recorded at their fair value on the measurement date using the Black-Scholes option-pricing model. The measurement of stock-based compensation is subject to periodic adjustment as the underlying awards vest.

The fair value of stock options issued to consultants was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Years Ended December 31,
	2009	2008	2007

Expected term	6 – 9 years	1 – 10 years	10 years
Weighted average expected volatility	57%	48%	50%
Risk-free interest rate	1.60 – 3.40%	1.55 – 2.46%	3.45 – 4.92%
Weighted average dividend yield	0%	0%	0%

Stock-based compensation expense related to awards granted to non-employees was allocated as follows (in thousands):

	Years Ended
	December 31,
	2009	2008	2007

General and administrative	$30	$93	$5
Sales and marketing	—	5	23

	$30	$98	$28

Note 10.	Earnings Per Share

Net earnings are divided by the weighted average number of common shares outstanding during the year to calculate basic net earnings per common share. Diluted net earnings per common share are calculated to give effect to stock options and other stock-based awards. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended
	December 31,
	2009	2008	2007

Numerator:
Net income	$3,686	$8,663	$5,793

Denominator:
Weighted average common shares outstanding	50,166	44,848	39,060
Effect of dilutive securities:
Nonvested shares	—	5	4
Restricted stock units	1	—	—
Stock options	568	635	438
Warrants	1,909	1,904	1,931

Total shares for purpose of calculating diluted net income per share	52,644	47,392	41,433

Earnings per share:
Basic	$0.07	$0.19	$0.15

Diluted	$0.07	$0.18	$0.14

The following potential common shares were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive (in thousands):

	Years Ended
	December 31,
	2009	2008	2007

Nonvested shares	—	—	78
Restricted stock units	28	—	—
Stock options	2,366	669	283

Note 11.	Business Segment and Geographic Information

The Company manufactures and sells high-efficiency energy recovery products and related services and operates under one segment. The Company’s chief operating decision maker is the chief executive officer (“CEO”). The CEO reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable segment.

The following geographic information includes net revenue to the Company’s domestic and international customers based on the customers’ requested delivery locations, except for certain cases in which the customer directed the Company to deliver its products to a location that differs from the known ultimate location of use.

In such cases, the ultimate location of use, rather than the delivery location, is reflected in the table below (in thousands, except percentages):

	Years Ended
	December 31,
	2009	2008	2007

Domestic revenue	$3,022	$3,517	$2,125
International revenue	43,992	48,602	33,289

Total revenue	$47,014	$52,119	$35,414

Revenue by country:
Algeria	24%	24%	12%
Israel	21	2%	—
Australia	19	3%	—
China	4	11	8
Spain	3	16	35
Saudi Arabia	1	*	13
Others	28	44	32

Total	100%	100%	100%

*	Less than 1%.

Approximately 99% and 100% of the Company’s long-lived assets were located in the United States at December 31, 2009 and 2008.

Note 12.	Concentrations

Concentration of Credit Risk

Substantially all of the Company’s cash and cash equivalents are placed on deposit and in money market funds at major financial institutions in the U.S. Amounts located in the U.S. are insured by the Federal Deposit Insurance Corporation, or FDIC, generally up to $250,000. The Company’s deposits may be in excess of FDIC insured limits. To date, the Company has not experienced any losses in such accounts.

The Company’s accounts receivable are derived from sales to customers in the water desalination industry located around the world. The Company generally does not require collateral to support customer receivables, but frequently requires letters of credit securing payment. The Company performs ongoing evaluations of its customers’ financial condition and periodically reviews credit risk associated with receivables. For sales with customers outside the U.S. (see Note 11,, “Business Segment and Geographic Information”), the Company may also obtain credit risk insurance to minimize credit risk exposure. An allowance for doubtful accounts is determined with respect to receivable amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from management’s estimates, and such differences could be material to the financial position, results of operations and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted while recoveries are recognized when they are received.

Two customers, Acciona Agua and Southern Seawater JV (a joint venture of Valoriza and Sadyt) accounted for approximately 27% and 13% of the Company’s trade accounts receivable, respectively, at December 31, 2009. As of December 31, 2008, five customers accounted for approximately 81% of accounts receivable as follows: Doosan Heavy Industries, 19%; UTE Desaladora Barcelona ( a joint venture lead by Degremont S.A.), 18%; Acciona Agua, 18%; Hyflux Limited, 16%, and Aqua Engineering, 10%.

Revenue from customers representing 10% or more of total revenue varies from year to year. For the year ended December 31, 2009, IDE Technologies, Ltd., Acciona Agua, and UTE Mostaganem — a consortium of

Inima (Grupo OHL) and Aqualia (Grupo FCC) — accounted for approximately 20%, 11%, and 11% of the Company’s net revenue, respectively. For the year ended December 31, 2008, two customers accounted for approximately 16% and 11% of the Company’s net revenue: Hyflux Limited and Befesa Agua S.A. (including affiliated joint ventures), respectively. For the year ended December 31, 2007, three customers represented approximately 20%, 23% and 13% of the Company’s net revenue: Acciona Agua, Geida and its member companies, and Doosan Heavy Industries, respectively. Geida is a consortium of Befesa Agua, a subsidiary of Abengoa S.A; Cobra-Tedagua, a subsidiary of ACS Actividades de Construcción y Servicios, S.A.; and Sadyt S.A., a subsidiary of Sacyr Vallehermoso, S. A. No other customer accounted for more than 10% of the Company’s net revenue during any of these periods.

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

For the year ended December 31, 2009, three suppliers (of which two were ceramics suppliers) represented approximately 68% of the total materials purchases of the Company. As of December 31, 2009, approximately 18% of accounts payable and accrued inventory in transit were due to these key suppliers. For year ended December 31, 2008, four suppliers (of which three were ceramics suppliers) represented approximately 72% of the total materials purchases of the Company. As of December 31, 2008, approximately 68% of the Company’s accounts payable were due to these key suppliers. For the year ended 2007, three suppliers (of which two were ceramics suppliers) represented approximately 66% of the total materials purchases of the Company.

Note 13.	Related Party Transactions

The Company entered into a supply agreement with Piedmont Pacific Corporation, a company owned by James Medanich, a former director of the Company. Charges incurred under this supply agreement amounted to $66,000, $14,000 and $18,000 for the years ending December 31, 2009, 2008 and 2007, respectively. There were no payments due to this vendor as of December 31, 2009 and December 31, 2008. The Company believes that the transactions under the supply agreement were conducted as if consummated on an arm’s-length basis between two independent parties.

In 2008, the Company entered into a consulting agreement with Darby Engineering, LLC (invoiced as Think Mechanical, LLC), a firm owned by Peter Darby, a former director of the Company. Expenses incurred under this consulting agreement amounted to $38,000 and $119,000 for the year ended December 31, 2009 and 2008; respectively. There were no amounts payable under this agreement as of December 31, 2009. $27,000 in payments remained outstanding related to the agreement as of December 31, 2008. The Company believes that the transactions under the consulting agreement were conducted as if consummated on an arm’s-length basis between two independent parties.

Note 14.	Income Taxes

The components of the provision for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007

Current tax expense:
Federal	$2,405	$4,817	$3,466
State	110	803	806
Foreign	(4)	86	16

	$2,511	$5,706	$4,288

Deferred tax benefit:
Federal	(125)	(612)	(327)
State	86	(62)	(14)

	$(39)	$(674)	$(341)

Total provision for income taxes	$2,472	$5,032	$3,947

A reconciliation of income taxes computed at the statutory federal income tax rate to the provision for income taxes included in the accompanying statements of income is as follows (in thousands, except percentages):

	Years Ended December 31,
	2009	2008	2007

U.S. federal taxes at statutory rate	35%	35%	35%
State income taxes, net of federal benefit	2	3	5
Stock-based compensation	7	2	3
Other	(4)	(3)	(1)

Effective tax rate	40%	37%	42%

Total deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2009	2008

Deferred tax assets:
Net operating loss carry forwards	$191	$206
Acquired intangibles	74	—
Accruals and reserves	2,261	1,941
Goodwill	101	—

Net deferred tax assets	$2,627	$2,147

Deferred tax liabilities:
Depreciation on property and equipment	$(409)	$(207)
Unrecognized gain on translation of foreign currency receivables	(175)	(7)
California single sales factor impact	(101)	—
§481(a) Adjustment — Unicap	(29)	(59)

Total deferred tax liabilities	$(714)	$(273)

Net deferred tax assets	$1,913	$1,874

As reported on the balance sheet:
Current assets, net	$1,466	$1,755
Non-current assets, net	447	119

Net deferred tax assets	$1,913	$1,874

The Company had net deferred tax assets of approximately $1.9 million at December 31, 2009 and 2008 relating principally to accrued expenses and tax effects of net operating loss carry-forwards. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers, among other things, projected future taxable income in making this assessment. Based upon the projections for future taxable income over the periods in which the deferred tax items are recognizable for tax reporting purposes, management has determined it is more likely than not that the Company will realize the benefits of these differences at December 31, 2009 and 2008.

At December 31, 2009 and 2008, the Company had net operating loss carry-forwards of approximately $504,000 and $546,000, respectively, for federal and $252,000 for California. The net operating loss carry-forwards, if not utilized, will expire in 2021 for federal and 2013 for California purposes. Utilization of the net operating loss carry-forwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation will result in the expiration of the net operating loss carry-forwards before utilization. Management has estimated the amount which may ultimately be realized and recorded deferred tax assets accordingly.

On January 1, 2007, the Company adopted new accounting guidance as issued by the FASB related to unrecognized tax benefits. As a result of the implementation of this guidance, the Company recognized no increase in the liability for unrecognized tax benefits, and there were no unrecognized income tax benefits during the tax years ended December 31, 2009.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no accrued interest or penalties associated with any unrecognized tax benefits as of December 31, 2009 and 2008.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years from 1995 to 2009 remain open in various taxing jurisdictions.

Note 15.	Commitments and Contingencies

Lease Obligations

The Company leases facilities under fixed non-cancelable operating leases that expire on various dates through July 2019. Future minimum lease payments consist of the following (in thousands):

December 31,
2009

2010	$1,823
2011	1,564
2012	1,535
2013	1,570
2014	1,566
Thereafter	7,112

$15,170

Total rent and lease expense $909,000, $651,000, and $462,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Warranty

Changes in the Company’s accrued warranty reserve and the expenses incurred under its warranties were as follows (in thousands):

	Years Ended
	December 31,
	2009	2008	2007

Balance, beginning of period	$270	$868	$85
Warranty reserve acquired in business combination	267	—	—
Warranty costs charged to cost of revenue, including extended warranty costs	88	193	850
Utilization of warranty	(20)	(103)	(67)
Reduction of extended warranty reserve	—	(688)	—

Balance, end of period	$605	$270	$868

Warranty costs during 2007 included costs attributable to estimated service costs under extended service contracts. During 2008, the Company reduced the accrued warranty reserve by $688,000 to reflect the cancellation of an extended product warranty contract and the related elimination of the estimated warranty liability.

Purchase Obligations

The Company had purchase order arrangements with its vendors for which it had not received the related goods or services at December 31, 2009 and at December 31, 2008. These arrangements are subject to change based on the Company’s sales demand forecasts and the Company has the right to cancel the arrangements prior to the date of delivery. The majority of these purchase order arrangements were related to various key raw materials and components parts. As of December 31, 2009, the Company had approximately $4.9 million and $1.2 million of open cancelable and noncancelable purchase order arrangements, respectively, related to materials and parts. As of December 31, 2008, the Company had approximately $7.1 million of these open cancelable purchase order arrangements.

During 2009, the Company entered into purchase commitments with multiple vendors for the purchase and installation of specialized manufacturing equipment. The Company expects to receive the equipment in the first quarter of 2010. As of December 31, 2009, the value of these orders was approximately $700,000.

Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, generally limited to personal injury and property damage caused by the Company’s employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009 and December 31, 2008.

In certain cases, the Company issues warranty and product performance guarantees to its customers for amounts ranging from 10% to 30% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication and operating performance of the PX device. These guarantees are issued under the Company’s credit facility (see Note 6, “Long-Term debt and Capital Leases”) or collateralized by restricted cash (see Note 5, “Supplemental Financial Data”). These guarantees generally remain in place for periods ranging from 24 to 36 months and, in rare cases, up to 65 months, which relate to the underlying product warranty period.

Employee Agreements

The Company had agreements with certain executives governing the terms of their employment for certain periods. All but one of these agreements expired in December 2008. The remaining agreement, with the Company’s chief executive officer, expired in December 2009.

Litigation

The Company is not party to any material litigation, and the Company is not aware of any pending or threatened litigation against it that the Company believes would adversely affect its business, operating results, financial condition or cash flows. However, in the future, the Company may be subject to legal proceedings in the ordinary course of business.

Note 16.	Supplementary Data — Quarterly Financial Data (unaudited)

The following table presents certain unaudited consolidated quarterly financial information for each of the eight fiscal quarters in the period ended December 31, 2009. This quarterly information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for these quarterly periods are not necessarily indicative of the operating results for a full year or any future period.

QUARTERLY FINANCIAL DATA (unaudited)

	Three Months Ended,
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2009	2009	2009	2009	2008	2008	2008	2008
	(In thousands, except per share amounts)

Quarterly Results of Operations*
Net revenue	$15,734	$9,545	$9,089	$12,646	$21,994	$9,044	$11,961	$9,120
Gross profit	9,390	6,158	5,798	8,073	14,183	5,547	8,010	5,446
Operating expenses:
General administrative	4,051	3,043	3,508	3,154	3,110	2,696	2,854	2,661
Sales and marketing	1,677	1,634	1,651	1,510	2,286	1,467	1,453	1,343
Research and development	632	779	826	804	692	678	536	509

Income (loss) from operations	$3,030	$702	$(187)	$2,605	$8,095	$706	$3,167	$933

Net income (loss)	$1,653	$550	$(71)	$1,554	$5,264	$623	$1,829	$947

Net income per common share:
Basic	$0.03	$0.01	$(0.00)	$0.03	$0.11	$0.01	$0.05	$0.02
Diluted	$0.03	$0.01	$(0.00)	$0.03	$0.10	$0.01	$0.04	$0.02

*	Quarterly results may not add up to annual results due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Accounting Firm

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the assessment using those criteria, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

Management has excluded from its assessment, the internal control over financial reporting at Pump Engineering, Inc., which was acquired on December 21, 2009. Pump Engineering, Inc. constituted 9% and less than 1% of the Company’s total assets and net assets, respectively, as of December 31, 2009, and less than 1% and (8%) of revenues and net income, respectively, for the year then ended.

The Company’s independent registered public accountants, BDO Seidman LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Energy Recovery, Inc

We have audited Energy Recovery, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Energy Recovery, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying “Item 9A, Controls and Procedures, Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pump Engineering, Inc., which was acquired on December 21, 2009, and which is included in the consolidated balance sheet of Energy Recovery, Inc. as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. Pump Engineering, Inc. constituted 9% and less than 1% of total assets and net assets, respectively, as of December 31, 2009, and less than 1% and (8)% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Pump Engineering, Inc. because of the timing of the acquisition which was completed on December 21, 2009. Our audit of internal control over financial reporting of Energy Recovery, Inc. also did not include an evaluation of the internal control over financial reporting of Pump Engineering, Inc..

In our opinion, Energy Recovery, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy Recovery, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Jose, California
March 15, 2010

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

The information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held June 4, 2010, to be filed by the Company with the SEC (the “Proxy Statement”).

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

(1) Financial Statements.

(2) Financial Statement Schedules.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Period	Expenses	Deductions	End of Period
	(In thousands)

Year Ended December 31, 2007
Allowance for doubtful accounts	230	(105)	(4)	121
Year Ended December 31, 2008
Allowance for doubtful accounts	121	75	(137)	59
Year Ended December 31, 2009
Allowance for doubtful accounts	59	161	(24)	196

All other schedules have been omitted because the information required to be presented in them is not applicable or is shown in the consolidated financial statements or related notes.

(3) Exhibits:

Exhibit		Description

2.1		Agreement and Plan of Merger dated as of December 2, 2009, by and among the Company, CFE Acquisition Corporation, Pump Engineering, LLC, Roy Radakovich and U.S. Bank National Association, incorporated by reference herein to Exhibit 2.1 previously filed with the Company’s Current Report on Form 8-K filed December 8, 2009.
3.1		Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 7, 2008, incorporated by reference herein to Exhibit 3.1 previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 27, 2009.
3.2		Amended and Restated Bylaws, effective as of July 8, 2008, incorporated by reference herein to Exhibit 3.2 previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 27, 2009.
10	.1(2)◆	Form of Indemnification Agreement between the Company and its directors and officers.
10	.2(1)◆	2001 Stock Option Plan of the Company and form of Stock Option Agreement thereunder.
10	.3(1)◆	2002 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.
10	.4(1)◆	2004 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.
10	.5(1)◆	2006 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.
10	.5.1(1)◆	Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.
10	.5.2(1)◆	Second Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.
10	.6(2)◆	2008 Equity Incentive Plan of the Company and form of Stock Option Agreement thereunder.
10	.6.1(4)◆	Amendment to 2008 Equity Incentive Plan of the Company.
10	.7(1)◆	Employment Agreement dated March 1, 2006, between the Company and G.G. Pique.
10	.7.1(1)◆	Amendment to Employment Agreement dated January 1, 2008, between the Company and G.G. Pique.
10	.7.2(3)◆	Amendment to Employment Agreement dated May 28, 2008, between the Company and G.G. Pique.
10	.7.3◆	Amendment to Employment Agreement dated December 31, 2008, between the Company and G.G. Pique, incorporated by reference herein to Exhibit 10.7.3 previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 27, 2009.
10	.12(1)	Independent Contractor Agreement dated January 23, 2008, between the Company and Darby Engineering LLC.

Exhibit		Description

10	.13(1)	Lease Agreement dated February 28, 2005, between the Company and 2101 Williams Associates, LLC.
10	.13.1(1)	Amendment to Lease Agreement dated October 3, 2005, between the Company and 2101 Williams Associates, LLC.
10	.13.2(1)	Second Amendment to Lease Agreement dated January 4, 2006, between the Company and 2101 Williams Associates, LLC.
10	.13.3(1)	Third Amendment to Lease Agreement dated September 26, 2006, between the Company and 2101 Williams Associates, LLC.
10	.14(1)	Lease Agreement dated February 15, 2008, between the Company and Beretta Investment Group.
10	.15(1)	Lease Agreement dated August 7, 2006, between Energy Recovery Iberia, S.L. and REGUS Business Centre.
10	.16(2)	Loan and Security Agreement dated March 27, 2008, between the Company and Comerica Bank.
10	.16.1(2)	First Modification to Loan and Security Agreement dated March 27, 2008, between the Company and Comerica Bank.
10	.16.2(3)	Second Modification to Loan and Security Agreement dated May 29, 2008, between the Company and Comerica Bank.
10	.16.3	Third Modification to Loan and Security Agreement dated September 18, 2008, between the Company and Comerica Bank, incorporated by reference herein to Exhibit 10.16.3 previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10	.16.4(5)	Fourth Modification to Loan and Security Agreement dated December 23, 2008, between the Company and Comerica Bank.
10	.17(5)	Modified Industrial Gross Lease Agreement dated November 25, 2008, between the Company and Doolittle Williams, LLC.
10	.17.1(7)	First Amendment to Modified Industrial Gross Lease dated May 28, 2009, between the Company and Doolittle Williams, LLC.
10	.17.2(7)	Second Amendment to Modified Industrial Gross Lease dated June 26, 2009, between the Company and Doolittle Williams, LLC.
10	.18(5)	Lease Agreement dated September 1, 2008, between Energy Recovery Iberia, S.L. and Lambaesis, S.L.
10	.19(6)	Loan and Security Agreement dated January 7, 2009, between the Company and Citibank, N.A.
10	.19.1*	First Amendment to Loan and Security Agreement dated February 17, 2009, between the Company and Citibank, N.A.
10	.19.2*	Second Amendment to Loan and Security Agreement dated December 21, 2009, between the Company and Citibank, N.A.
10	.20(6)	Pledge and Security Agreement dated February 17, 2009, between the Company and Comerica Bank.
10	.21(7)◆	Energy Recovery, Inc. Change in Control Severance Plan.
14.1		Code of Ethics, incorporated by reference herein to Exhibit 14.1 previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 27, 2009.
21	.1*	List of subsidiaries of the Company.
23	.1*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
31	.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-150007), filed April 1, 2008.

(2)	Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-150007), filed May 12, 2008.

(3)	Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-150007), filed June 9, 2008.

(4)	Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-150007), filed June 27, 2008.

(5)	Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 27, 2009.

(6)	Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed May 8, 2009.

(7)	Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed August 7, 2009.

◆	Indicates management compensatory plan, contract or arrangement.

*	Filed or furnished herewith, as applicable.

(b) Index to Exhibits.

See Exhibits listed under Item 15(a) (3).

(c) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements, or notes there to, or in the Exhibits listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Leandro, State of California, on the 15th day of March 2010.

ENERGY RECOVERY, INC.

By:	/s/ G.G. PIQUE
G.G. Pique
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G.G. PIQUE G.G. Pique	President and Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2010

/s/ THOMAS D. WILLARDSON Thomas D. Willardson	Chief Financial Officer (Principal Financial Officer)	March 15, 2010

/s/ DENO G. BOKAS Deno G. Bokas	Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2010

/s/ HANS PETER MICHELET Hans Peter Michelet	Executive Chairman	March 15, 2010

/s/ ARVE HANSTVEIT Arve Hanstveit	Director	March 15, 2010

/s/ FRED OLAV JOHANNESSEN Fred Olav Johannessen	Director	March 15, 2010

/s/ DOMINIQUE TREMPONT Dominique Trempont	Director	March 15, 2010

/s/ PAUL M. COOK Paul M. Cook	Director	March 15, 2010

/s/ MARIE-ELISABETH PATÉ-CORNELL Marie-Elisabeth Paté-Cornell	Director	March 15, 2010

EXHIBIT INDEX

Exhibit		Description

2.1		Agreement and Plan of Merger dated as of December 2, 2009, by and among the Company, CFE Acquisition Corporation, Pump Engineering, LLC, Roy Radakovich and U.S. Bank National Association, incorporated by reference herein to Exhibit 2.1 previously filed with the Company’s Current Report on Form 8-K filed December 8, 2009.
3.1		Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 7, 2008, incorporated by reference herein to Exhibit 3.1 previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 27, 2009.
3.2		Amended and Restated Bylaws, effective as of July 8, 2008, incorporated by reference herein to Exhibit 3.1 previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 27, 2009.
10	.1(2)◆	Form of Indemnification Agreement between the Company and its directors and officers.
10	.2(1)◆	2001 Stock Option Plan of the Company and form of Stock Option Agreement thereunder.
10	.3(1)◆	2002 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.
10	.4(1)◆	2004 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.
10	.5(1)◆	2006 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.
10	.5.1(1)◆	Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.
10	.5.2(1)◆	Second Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.
10	.6(2)◆	2008 Equity Incentive Plan of the Company and form of Stock Option Agreement thereunder.
10	.6.1(4)◆	Amendment to 2008 Equity Incentive Plan of the Company.
10	.7(1)◆	Employment Agreement dated March 1, 2006, between the Company and G.G. Pique.
10	.7.1(1)◆	Amendment to Employment Agreement dated January 1, 2008, between the Company and G.G. Pique.
10	.7.2(3)◆	Amendment to Employment Agreement dated May 28, 2008, between the Company and G.G. Pique.
10	.7.3◆	Amendment to Employment Agreement dated December 31, 2008, between the Company and G.G. Pique, incorporated by reference herein to Exhibit 10.7.3 previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 27, 2009.
10	.12(1)	Independent Contractor Agreement dated January 23, 2008, between the Company and Darby Engineering LLC.
10	.13(1)	Lease Agreement dated February 28, 2005, between the Company and 2101 Williams Associates, LLC.
10	.13.1(1)	Amendment to Lease Agreement dated October 3, 2005, between the Company and 2101 Williams Associates, LLC.
10	.13.2(1)	Second Amendment to Lease Agreement dated January 4, 2006, between the Company and 2101 Williams Associates, LLC.
10	.13.3(1)	Third Amendment to Lease Agreement dated September 26, 2006, between the Company and 2101 Williams Associates, LLC.
10	.14(1)	Lease Agreement dated February 15, 2008, between the Company and Beretta Investment Group.
10	.15(1)	Lease Agreement dated August 7, 2006, between Energy Recovery Iberia, S.L. and REGUS Business Centre.
10	.16(2)	Loan and Security Agreement dated March 27, 2008, between the Company and Comerica Bank.
10	.16.1(2)	First Modification to Loan and Security Agreement dated March 27, 2008, between the Company and Comerica Bank.
10	.16.2(3)	Second Modification to Loan and Security Agreement dated May 29, 2008, between the Company and Comerica Bank.

Exhibit		Description

10	.16.3	Third Modification to Loan and Security Agreement dated September 18, 2008, between the Company and Comerica Bank, incorporated by reference herein to Exhibit 10.16.3 previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10	.16.4(5)	Fourth Modification to Loan and Security Agreement dated December 23, 2008, between the Company and Comerica Bank.
10	.17(5)	Modified Industrial Gross Lease Agreement dated November 25, 2008, between the Company and Doolittle Williams, LLC.
10	.17.1(7)	First Amendment to Modified Industrial Gross Lease dated May 28, 2009, between the Company and Doolittle Williams, LLC.
10	.17.2(7)	Second Amendment to Modified Industrial Gross Lease dated June 26, 2009, between the Company and Doolittle Williams, LLC.
10	.18(5)	Lease Agreement dated September 1, 2008, between Energy Recovery Iberia, S.L. and Lambaesis, S.L.
10	.19(6)	Loan and Security Agreement dated January 7, 2009, between the Company and Citibank, N.A.
10	.19.1*	First Amendment to Loan and Security Agreement dated February 17, 2009, between the Company and Citibank, N.A.
10	.19.2*	Second Amendment to Loan and Security Agreement dated December 21, 2009, between the Company and Citibank, N.A.
10	.20(6)	Pledge and Security Agreement dated February 17, 2009, between the Company and Comerica Bank.
10	.21(7)◆	Energy Recovery, Inc. Change in Control Severance Plan.
14.1		Code of Ethics, incorporated by reference herein to Exhibit 14.1 previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 27, 2009.
21	.1*	List of subsidiaries of the Company.
23	.1*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
31	.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-150007), filed April 1, 2008.

(2)	Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-150007), filed May 12, 2008.

(3)	Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-150007), filed June 9, 2008.

(4)	Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-150007), filed June 27, 2008.

(5)	Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 26, 2009.

(6)	Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed May 8, 2009.

(7)	Incorporated by reference herein to the same numbered exhibit previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed August 7, 2009.

◆	Indicates management compensatory plan, contract or arrangement.

*	Filed or furnished herewith, as applicable.