Form 10-Q
period 2010-03-31
Energy Recovery, Inc.
filed 2010-05-07
CIK 1421517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34112
Energy Recovery, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	01-0616867 (IRS Employer Identification No.)

1717 Doolittle Drive San Leandro, CA 94577	94577
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of May 3, 2010, there were 52,416,769 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and par value)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$50,511	$59,115
Restricted cash	5,183	5,271
Accounts receivable, net of allowance for doubtful accounts of $169 and $196 at March 31, 2010 and December 31, 2009, respectively	15,561	12,683
Unbilled receivables, current	6,155	5,544
Inventories	12,695	10,359
Deferred tax assets, net	1,467	1,466
Prepaid expenses and other current assets	2,277	1,741

Total current assets	93,849	96,179
Restricted cash, non-current	5,521	5,555
Property and equipment, net	20,855	16,958
Goodwill	12,790	12,790
Other intangible assets, net	10,303	10,987
Deferred tax assets, non-current, net	447	447
Other assets, non-current	52	53

Total assets	$143,817	$142,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,005	$1,952
Accrued expenses and other current liabilities	7,959	9,492
Income taxes payable	49	350
Accrued warranty reserve	708	605
Deferred revenue	5,537	4,628
Current portion of long-term debt	128	265
Current portion of capital lease obligations	196	203

Total current liabilities	17,582	17,495
Long-term debt	181	246
Capital lease obligations, non-current	325	369
Other non-current liabilities	3,864	3,890

Total liabilities	21,952	22,000

Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 51,311,892 and 51,215,653 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	51	51
Additional paid-in capital	109,397	108,626
Notes receivable from stockholders	(36)	(90)
Accumulated other comprehensive loss	(63)	(66)
Retained earnings	12,516	12,448

Total stockholders’ equity	121,865	120,969

Total liabilities and stockholders’ equity	$143,817	$142,969

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net revenue	$12,615	$12,646
Cost of revenue	5,257	4,573

Gross profit	7,358	8,073
Operating expenses:
General and administrative	4,416	3,154
Sales and marketing	1,960	1,510
Research and development	828	804

Total operating expenses	7,204	5,468

Income from operations	154	2,605
Interest expense	(21)	(14)
Other non-operating expense, net	(18)	(88)

Income before provision for income taxes	115	2,503
Provision for income taxes	47	949

Net income	$68	$1,554

Earnings per share:
Basic	$0.00	$0.03

Diluted	$0.00	$0.03

Number of shares used in per share calculations:
Basic	51,243	50,052

Diluted	53,652	52,580

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash Flows From Operating Activities
Net income	$68	$1,554
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,126	178
Interest accrued on notes receivables from stockholders	(1)	(2)
Stock-based compensation	597	195
Net unrealized loss (gain) on foreign currency transactions	14	(337)
Excess tax benefit from stock-based compensation arrangements	(25)	—
Provision for doubtful accounts	(28)	4
Provision for warranty claims	121	28
Valuation adjustments for excess or obsolete inventory	101	74
Amortization of inventory acquisition valuation step-up	422	—
Other non-cash adjustments	(25)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,844)	9,369
Unbilled receivables	(618)	93
Inventories	(2,858)	(1,661)
Deferred tax assets, net	(1)	—
Prepaid and other assets	(534)	(471)
Accounts payable	1,292	(459)
Accrued expenses and other liabilities	(1,929)	(568)
Income taxes payable	(275)	(1,463)
Deferred revenue	910	(1,301)

Net cash (used in) provided by operating activities	(4,487)	5,233

Cash Flows From Investing Activities
Capital expenditures	(4,199)	(933)
Restricted cash	122	(8,779)

Net cash (used in) investing activities	(4,077)	(9,712)

Cash Flows From Financing Activities
Repayment of long-term debt	(202)	(120)
Repayment of capital lease obligation	(51)	(10)
Net proceeds from issuance of common stock	148	212
Excess tax benefit from stock-based compensation arrangements	25	—
Repayment of notes receivables from stockholders	55	130

Net cash (used in) provided by financing activities	(25)	212

Effect of exchange rate differences on cash and cash equivalents	(15)	(16)

Net change in cash and cash equivalents	(8,604)	(4,283)
Cash and cash equivalents, beginning of period	59,115	79,287

Cash and cash equivalents, end of period	$50,511	$75,004

Supplemental disclosure of cash flow information
Cash paid for interest	$21	$14

Cash paid for income taxes	$1,001	$3,159

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — The Company and Summary of Significant Accounting Policies
     The Company
     Energy Recovery, Inc. (“the Company”, “ERI”, “we” or “us”) develops, manufactures and sells high-efficiency energy recovery devices for use in seawater desalination. Our products are sold under the trademarks ERItm, PX tm, PEI tm, Pressure Exchangertm, PX Pressure Exchanger tm, Pump Engineering tm and Quadribaric tm. Our energy recovery devices make desalination affordable by capturing and reusing the otherwise lost pressure energy from the concentrated seawater reject stream of the desalination process. We also manufacture and sell high pressure pumps and circulation pumps which are also for use in seawater desalination. Our products are developed and manufactured in the United States of America (“U.S.”) at our headquarters in San Leandro, California, and at a facility in New Boston, Michigan. Additionally, the Company has direct sales offices and technical support centers in Madrid, Dubai, and Shanghai.
     The Company was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001. Shares of the Company began trading publicly in July 2008. The Company has four wholly owned subsidiaries: Osmotic Power, Inc., Energy Recovery, Inc. International, Energy Recovery Iberia, S.L., and Pump Engineering, Inc. (“PEI”).
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
     The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2010.
     In the opinion of management, all adjustments, consisting of only normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.
     The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     In connection with preparing the unaudited condensed consolidated financial statements for the three months ended March 31, 2010, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.
     Recent Accounting Pronouncements

     Revenue Arrangements with Multiple Deliverables
     In October 2009, the FASB issued an amendment to its previously released guidance on revenue arrangements with multiple deliverables. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. Additionally, the guidance replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable, eliminates the use of the residual value method for determining the allocation of arrangement consideration, and requires expanded disclosures. The guidance becomes effective for the Company for revenue arrangements entered into or materially modified on or after January 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.
     No other new accounting pronouncement issued or effective during the period had or is expected to have a material impact on the consolidated financial statements.
Note 2 — Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income	$68	$1,554

Denominator:
Weighted average common shares outstanding	51,243	50,052
Effect of dilutive securities:
Restricted stock units	4	—
Stock options	500	617
Warrants	1,905	1,911

Total shares for purpose of calculating diluted net income per share	53,652	52,580

Earnings per share:
Basic	$0.00	$0.03

Diluted	$0.00	$0.03

     The following potential common shares were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Stock options	2,672	1,262
Note 3 — Supplemental Financial Information
     Restricted Cash
     The Company has pledged cash in connection with irrevocable standby letters of credit, an equipment promissory note, and contingent payments resulting from a business acquisition. The Company has deposited corresponding amounts into money market and non-interest bearing accounts at two financial institutions for these items as follows (in thousands):

	March 31,	December 31,
	2010	2009
Contingent and other consideration for acquisition of Pump Engineering, LLC	$5,500	$5,500
Collateral for irrevocable standby letters of credit	4,880	4,968
Collateral for equipment promissory note	324	358

	$10,704	$10,826

     Inventories
     Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$5,554	$6,394
Work in process	3,306	1,848
Finished goods	3,835	2,117

	$12,695	$10,359

     Property and Equipment
     Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Machinery and equipment	$4,630	$4,508
Office equipment, furniture, and fixtures	2,004	1,943
Automobiles	40	40
Software	337	312
Leasehold improvements	4,724	4,754
Buildings	2,215	2,215
Land	210	210
Construction in progress	9,724	5,567

	23,884	19,549
Less: accumulated depreciation and amortization	(3,029)	(2,591)

	$20,855	$16,958

     Of the construction in progress costs at March 31, 2010, $1.4 million related to the construction and installation of specialized testing equipment and $8.3 million related to the build-out for seismic upgrades and ceramics manufacturing at the Company’s new facility in San Leandro, including ceramic manufacturing equipment. As of March 31, 2010, none of the assets related to construction in progress have been placed in service and therefore have not yet been subject to depreciation or amortization.
     The Company estimates the costs to complete construction in progress to be approximately $2.4 million as of March 31, 2010 and expects to complete construction within the next nine months.
     Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Payroll and commissions payable	$2,083	$3,166
Contingent consideration and other for acquisition, current portion	2,500	2,500
Capital projects	1,687	1,193
Professional fees	478	770
Inventory in transit	52	512
Collaboration fees	—	102
Other accrued expenses and current liabilities	1,159	1,249

	$7,959	$9,492

     Non-Current Liabilities
     Non-current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Contingent and other consideration for acquisition, non-current	$3,000	$3,000
Deferred rent expense, non-current	864	890

	$3,864	$3,890

Note 4 — Long-Term Debt and Capital Leases
     Notes Payable
     As of March 31, 2010, long term debt consisted of one equipment promissory note payable. Future minimum principal payments due under this long-term debt arrangement consist of the following (in thousands):

March 31,
2010

2010 (remaining nine months)	$96
2011	128
2012	85

$309

     During the first quarter of 2010, the Company paid the remaining balance of two promissory notes for a total of $148,000, including accrued interest. The promissory notes consisted of a vehicle note payable and an unsecured note payable which the Company had assumed in a business combination in December 2009.
     Effective February 2009, the Company entered into a new loan and security agreement with another financial institution. This agreement provides a total available credit line of $15.0 million. Under this agreement, the Company is allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $14.8 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the advances and the collateral do not exceed $15.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%. As of March 31, 2010, there were no advances drawn on this line of credit. This agreement expires in May 2010 and is collateralized by substantially all of the Company’s assets. The Company is subject to certain financial and administrative covenants under this agreement. As of March 31, 2010, the Company was in compliance with these covenants.
     During the periods presented, the Company provided certain customers with irrevocable standby letters of credit to secure its obligations for the delivery of products, performance guarantees and warranty commitments in accordance with sales arrangements. These letters of credit are collateralized by the Company’s credit line or restricted cash and generally terminate within 12 to 36 months from issuance. At March 31, 2010 and December 31, 2009, amounts outstanding on letters of credit collateralized by the Company’s line of credit totaled approximately $6.9 million and $6.4 million, respectively.
     Capital Leases
     Future minimum payments under capital leases consist of the following (in thousands):

March 31,
2010
2010 (remaining nine months)	$177
2011	207
2012	138
2013	65

Total future minimum lease payments	587
Less: amount representing interest	(66)

Present value of net minimum capital lease payments	521
Less: current portion	(196)

Long-term portion	$325

Note 5 — Income Taxes

     The Company’s effective tax rate for the three months ended March 31, 2010 and 2009 was 41% and 38%, respectively. These effective tax rates differ from the U.S. statutory rate principally due to the effect of state income taxes and non-deductible stock based compensation, offset in part by deductions and credits related to manufacturing.
     There have been no material changes to the Company’s income tax position during the three months ended March 31, 2010.
Note 6 — Commitments and Contingencies
     Operating Lease Obligations
     The Company leases facilities under fixed non-cancelable operating leases that expire on various dates through July 2019. Future minimum lease payments consist of the following (in thousands):

March 31,
2010
2010 (remaining nine months)	$1,295
2011	1,564
2012	1,535
2013	1,570
2014	1,566
Thereafter	7,112

$14,642

     Product Warranty
     The Company sells products with a limited warranty for a period ranging from one to six years. The Company accrues for warranty costs based on estimated product failure rates, historical activity and expectations of future costs. The Company periodically evaluates and adjusts the warranty costs to the extent actual warranty costs vary from the original estimates.
     The following table summarizes the activity related to the product warranty liability during the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Balance, beginning of period	$605	$270
Warranty costs charged to cost of revenue	121	28
Utilization of warranty	(18)	(2)

Balance, end of period	$708	$296

     Purchase Obligations
     The Company entered into purchase order arrangements with its vendors for which it had not received the related goods or services by March 31, 2010. The majority of these purchase order arrangements are related to various key raw materials and components parts and are subject to change based on the Company’s sales demand forecasts. The Company has the right to cancel most of these arrangements prior to the date of delivery; however, some arrangements include minimum purchase requirements and are therefore considered noncancelable. At March 31, 2010, the Company had approximately $10.2 million of open purchase order arrangements related to materials and parts, of which $4.3 million was cancelable and $5.9 million was noncancelable.
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

     In certain cases, the Company issues warranty and product performance guarantees to its customers for amounts ranging from 10% to 30% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication and operating performance of the PX device. These guarantees generally remain in place for periods ranging from 24 to 36 months which relate to the underlying product warranty period. These guarantees are issued under the Company’s credit facility or collateralized by restricted cash, as follows (amounts in thousands).

	March 31,	December 31,
	2010	2009
Issued under credit facility	$6,857	$6,435
Collateralized by restricted cash	4,717	4,779

	$11,574	$11,214

     Employee Agreements
     In August 2007, the Company entered into an agreement with a senior vice president governing the terms of his employment. The agreement is in place for an indefinite period of time.
     Litigation
     The Company is not currently a party to any material litigation, and the Company is not aware of any pending or threatened litigation against it that the Company believes would adversely affect its business, operating results, financial condition or cash flows. However, in the future, the Company may be subject to legal proceedings in the ordinary course of business.
Note 7 — Stock-based Compensation Expense
     For the three months ended March 31, 2010 and 2009, the Company recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cost of revenue	$48	$24
General and administrative	412	92
Sales and marketing	128	60
Research and development	9	19

	$597	$195

     As of March 31, 2010, total unrecognized compensation cost related to non-vested stock-based awards, net of forfeitures, was $6.6 million, which is expected to be recognized as expense over a weighted-average period of approximately 2.8 years.
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

	Three Months Ended
	March 31,
	2010	2009
Domestic revenue	$1,192	$709
International revenue	11,423	11,937

Total revenue	$12,615	$12,646

Revenue by country:
Australia	54%	14%
Israel	3	54
Others	43	32

Total	100%	100%

     Approximately 99% of the Company’s long-lived assets were located in the United States at March 31, 2010 and December 31, 2009, respectively.
Note 9 — Concentrations
     Two customers, Acciona Agua and U.T.E. Desaladora Tenes, (a Befesa Agua entity), accounted for approximately 36% and 19%, respectively, of the Company’s accounts receivable at March 31, 2010. As of December 31, 2009, two customers, Acciona Agua and Southern Seawater JV (a joint venture led by Valoriza Agua and Tecnicas Reunidas) accounted for approximately 27% and 13% of the Company’s trade accounts receivable, respectively.
     Revenue from customers representing 10% or more of net revenue varies from period to period. For the three months ended March 31, 2010, Thiess Degremont J.V. (a joint venture of Thiess Pty Ltd and Degremont S.A.) and Acciona Agua accounted for approximately 28% and 24% of the Company’s net revenue, respectively. For the three months ended March 31, 2009, IDE Technologies, Ltd. accounted for approximately 66% of the Company’s net revenue.
     No other customer accounted for more than 10% of the Company’s net revenue during any of these periods.
Note 10 — Fair Value Measurements
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
     Cash and restricted cash are measured at fair value on a recurring basis using market prices on active markets for identical securities (Level 1). The carrying amounts of accounts receivable, accounts payable and other accrued expenses approximate fair value because of the short maturity of those instruments.
Note 11 — Related Party Transactions
     The Company entered into a supply agreement with Piedmont Pacific Corporation, a company owned by James Medanich, a former director of the Company. Purchases under this supply agreement amounted to $20,000 for the three months ended March 31, 2010 and $23,000 for the three months ended March 31, 2009. A balance of $7,000 was due to this vendor as of March 31, 2010.There were no outstanding payments due to this vendor as of December 31, 2009. The Company believes that the transactions under the supply agreement were conducted as if consummated on an arm’s-length basis between two independent parties.

     In 2009, the Company entered into a consulting agreement with Darby Engineering, LLC (invoiced as Think Mechanical, LLC), a firm owned by Peter Darby, a former director of the Company. No expenses were incurred under this consulting agreement during the three months ended March 31, 2010. Expenses incurred under this consulting agreement during the three months ended March 31, 2009 totaled $31,000. There were no outstanding payments due to this vendor as of March 31, 2010 and December 31, 2009. The Company believes that the transactions under the consulting agreement were conducted as if consummated on an arm’s-length basis between two independent parties.
Note 12 — Subsequent Events
     In April 2010, warrants to purchase 1,104,122 shares of common stock were exercised at a price of $0.20 per share. Subsequent to the effective date of this exercise, 970,000 warrants remain outstanding at a weighted average exercise price of $0.88 per share.

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
     Forward-looking statements in this report include, without limitation, statements about the following:
•	our belief that our PX and PEI energy recovery devices make seawater reverse osmosis and other fluid processes in which our devices are used a more affordable means of production;

•	our plan to enhance our existing PX and PEI devices and to develop and manufacture new and enhanced versions of these devices;

•	our belief that the ceramics components of our PX device are highly durable and corrosion-proof resulting in low life cycle maintenance costs and that our PEI devices have long operating lives;

•	our objective of finding new applications for our technology outside of desalination and expanding and diversifying our product offerings;

•	our plan to manufacture a portion of our ceramics components internally and reduce the cost of goods sold for our PX devices;

•	our expectation that our expenditures for research and development will increase;

•	our expectation that we will continue to rely on sales of our PX and PEI energy recovery devices for a substantial portion of our revenue and that the recent acquisition of Pump Engineering, LLC is anticipated to increase revenue derived from sales of energy recovery devices and pumps;

•	our expectation that a significant portion of our annual sales will continue to occur during the fourth quarter;

•	our belief that our current facilities will be adequate through 2010;

•	our expectation that sales outside of the United States will remain a significant portion of our revenue;

•	our expectation that future sales and marketing expense will increase;

•	our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months; and

•	our expectation that, as we expand our international sales, a portion of our revenue could continue to be denominated in foreign currencies.
     All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Part II, Item 1A: Risk Factors” and are based on information available to us as of May 7, 2010. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Part II, Item 1A: Risk Factors,” and our results disclosed from time to time in our reports on Forms 10-K, 10-Q and 8-K and our Annual Reports to Stockholders.

     The following should be read in conjunction with the condensed financial statements and related notes included in “Part I, Item 1: Financial Statements” of this quarterly report and the consolidated financial statements and related notes included in our Annual Report on Form 10-K as filed on March 15, 2010.
Overview
     We are in the business of designing, developing and manufacturing energy recovery devices for seawater reverse osmosis desalination. Our company was founded in 1992 and we introduced the initial version of our energy recovery device, the PX, in early 1997. As of March 31, 2010, we had shipped approximately 8,200 PX devices to desalination plants worldwide. In December 2009, we acquired Pump Engineering, LLC, which manufactures centrifugal energy recovery devices, known as turbochargers, and high pressure and circulation pumps.
     A majority of our net revenue has been generated by sales to large engineering, procurement and construction firms, which are involved with the design and construction of larger desalination plants. Sales to these firms often involve a long sales cycle, which can range from 6 to 16 months. A single large desalination project can generate an order for numerous energy recovery devices and generally represents an opportunity for significant revenue. We also sell our devices to original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer energy recovery devices per plant and have shorter sales cycles.
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
     For the three months ended March 31, 2010, two customers accounted for approximately 52% of our net revenue. For the three months ended March 31, 2009, one customer accounted for approximately 66% of our net revenue.
     During the three months ended March 31, 2010 and 2009, most of our revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our revenue for the foreseeable future.
     Our revenue is principally derived from the sales of our energy recovery devices. We also derive revenue from the sale of our high pressure and circulation pumps, which we manufacture and sell in connection with our energy recovery devices for use in desalination plants. We also receive incidental revenue from the sale of spare parts and from services, such as product support, that we provide to our customers. The recent acquisition of Pump Engineering, LLC is anticipated to increase revenue derived from sales of energy recovery devices and pumps.
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
First Quarter of 2010 Compared to First Quarter of 2009
Results of Operations
     The following table sets forth certain data from our historical operating results as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
					Change
	2010		2009		Increase /(Decrease)
Results of Operations:*
Net revenue	$12,615	100.0%	$12,646	100.0%	$(31)	0%
Cost of revenue	5,257	41.7%	4,573	36.2%	684	15%

Gross profit	7,358	58.3%	8,073	63.8%	(715)	(9)%
Operating expenses:
General and administrative	4,416	35.0%	3,154	24.9%	1,262	40%
Sales and marketing	1,960	15.5%	1,510	11.9%	450	30%
Research and development	828	6.6%	804	6.4%	24	3%

Total operating expenses	7,204	57.1%	5,468	43.2%	1,736	32%

Income from operations	154	1.2%	2,605	20.6%	(2,451)	(94)%
Interest expense	(21)	(0.2)%	(14)	(0.1)%	7	50%
Other non-operating expense, net	(18)	(0.1)%	(88)	(0.7)%	(70)	(80)%

Income before provision for income taxes	115	0.9%	2,503	19.8%	(2,388)	(95)%
Provision for income taxes	47	0.4%	949	7.5%	(902)	(95)%

Net income	$68	0.5%	$1,554	12.3%	$(1,486)	(96)%

*	Percentages may not add up to 100% due to rounding.
     Our net revenue decreased $31,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease in net revenue was primarily due to the timing of larger projects and slow recovery in tourism-related projects, resulting in a decrease of PX devices shipped during the first quarter of 2010 when compared to the first quarter of 2009. The decrease in PX device revenue was partially offset by an increase in net revenue generated from sales of turbochargers and high-pressure and circulation pumps by our recently acquired subsidiary, Pump Engineering, Inc. Additionally, there was a slight increase in service revenue due to efforts targeted at increasing after market sales and services.
     For the three months ended March 31, 2010, the sales of PX devices and related products and services accounted for approximately 82% of our revenue and sales of turbochargers and pumps accounted for approximately 18%. For the three months ended March 31, 2009, the sales of PX devices and related products and services accounted for approximately 97% of our revenue and sales of pumps accounted for approximately 3%. Turbochargers were not part of our product offerings during the three months ended March 31, 2009.
     The following geographic information includes net revenue from our domestic and international customers based on the customers’ requested delivery locations, except for certain cases in which the customer directed us to deliver our products to a location that differs from the known ultimate location of use. In such cases, the ultimate location of use is reflected in the table below instead of the delivery location. The amounts below are in thousands, except percentage data.

	Three Months Ended
	March 31,
	2010	2009
Domestic revenue	$1,192	$709
International revenue	11,423	11,937

Total revenue	$12,615	$12,646

Revenue by country:
Australia	54%	14%
Israel	3	54
Others	43	32

Total	100%	100%

     Gross Profit
     Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense, excess and obsolete inventory expense, and manufactured components. The largest component of our cost of revenue is raw materials, primarily ceramic materials, which we obtain from multiple suppliers. For the three months ended March 31, 2010, gross profit as a percentage of net revenue was 58.3%. For the three months ended March 31, 2009, gross profit as a percentage of net revenue was 63.8%. The decrease in gross margin as a percentage of net revenue was largely due to a shift of product sales to turbochargers and high-pressure and circulation pumps as a result of our recent acquisition of Pump Engineering, Inc. in late 2009. The table below reflects the impact of product sales activities to our overall gross margin in the first quarter of 2010 (amounts in thousands):

	Three Months Ended March 31,
	2010			2009
	PX and Related			PX and Related
	Products and	Turbochargers		Products and
	Services	and Pumps	Total	Services	Pumps (1)	Total
Net revenue	$10,378	$2,237	$12,615	$12,241	$405	$12,646
Cost of revenue	3,701	1,556	5,257	4,270	303	4,573

Gross margin	6,677	681	7,358	7,971	102	8,073

Gross margin %	64%	30%	58%	65%	25%	64%

(1)   Turbochargers were not part of our product offerings during the three months ended March 31, 2009.
     In addition to the shift in product sales, additional overhead costs related to our PX devices also served to negatively impact margins in the first quarter of 2010 over the comparable period in the prior year. The increased overhead costs were attributed largely to the underutilization of our newly expanded manufacturing facility. Some of the overhead increase, however, was offset by an overall increase in the average sales price of our PX units given a shift to the higher margin PX-260 product in the first quarter of 2010 relative to the comparable period in the prior year. Lastly, with regard to the turbocharger and pump margins, the amortization of the inventory valuation step-up stemming from our acquisition of Pump Engineering, LLC served to negatively impact gross margin in the first quarter of 2010 over the comparable period in the prior year by $0.4 million.
     Stock compensation expense included in cost of revenue was $48,000 and $24,000 for the three months ended March 31, 2010 and March 31, 2009, respectively.
     Future gross profit as a percentage of net revenue is highly dependent on the product and customer mix of our future sales. Accordingly, we are not able to predict our future gross profit percentages with certainty.
     General and Administrative Expense
     General and administrative expense increased by $1.3 million, or 40%, to $4.4 million for the three months ended March 31, 2010 from $3.1 million for the three months ended March 31, 2009. As a percentage of net revenue, general and administrative expense was 35% for the three months ended March 31, 2010 and 25% for the three months ended March 31, 2009. The increase of general and administrative expense was attributable primarily to the amortization of acquired intangible assets and an increase in headcount and facilities as a result of our acquisition of Pump Engineering, LLC in December 2009. General and administrative average headcount increased to 41 for the first quarter of 2010 from 34 for the first quarter of 2009.
     Of the $1.3 million increase in general and administrative expense, increases of $676,000 related to amortization of purchased intangible assets, $184,000 related to compensation and employee-related benefits, $448,000 related to occupancy costs and $78,000 related to local taxes, credit risk insurance and other administrative costs. These increases in costs were offset in part by a decrease of $124,000 related to Value Added Taxes (VAT). Stock-based compensation expense included in general and administrative expense was $412,000 for the three months ended March 31, 2010 and $92,000 for the three months ended March 31, 2009.
     Sales and Marketing Expense
     Sales and marketing expense increased by $450,000, or 30%, to $2.0 million for the three months ended March 31, 2010 from $1.5 million for the three months ended March 31, 2009. This increase was primarily related to an increase in sales and marketing average headcount as a result of the Pump Engineering acquisition in December 2009 and growth of our existing sales force during 2009. Sales and marketing average headcount increased to 27 for the first quarter of 2010 from 21 for the first quarter of 2009.
     As a percentage of our net revenue, sales and marketing expense increased to 16% for the three months ended March 31, 2010 compared to 12% for the three months ended March 31, 2009. The increase was attributable primarily to a slight decline in our net revenue while our sales and marketing expense increased during the first quarter of 2010 compared to the same period last year.
     Of the $450,000 net increase in sales and marketing expense for the three months ended March 31, 2010, $404,000 related to compensation, employee-related benefits and commissions to outside sales representatives and $61,000 related to other sales and marketing costs. The increases were partially offset by a decrease of $15,000 related to occupancy costs. Stock-based compensation expense included in sales and marketing expense was $128,000 for the three months ended March 31, 2010 and $60,000 for the three months ended March 31, 2009.

     We expect that our future sales and marketing expense will increase in absolute dollars as we continue to develop our sales and marketing operations.
     Research and Development Expense
     Research and development expense increased by $24,000, or 3%, to $828,000 for the three months ended March 31, 2010 from $804,000 for the three months ended March 31, 2009. Research and development expense as a percentage of our net revenue increased from 6% for the three months ended March 31, 2009 to 7% for the three months ended March 31, 2010, as research and development expense and net revenue did not vary significantly for those periods.
     Average headcount in our research and development department increased to 15 for the first quarter of 2010 from 9 for the first quarter of 2009, primarily due to the acquisition of Pump Engineering, LLC in December 2009. Although the increase in average headcount contributed to an increase in employee-related expense in the current period compared to the same period last year, the increase was offset considerably by a reduction in research and development consulting and direct project costs. Stock-based compensation expense included in research and development expense was $9,000 for three months ended March 31, 2010 and $19,000 for the three months ended March 31, 2009.
     Of the $24,000 increase, increases of $64,000 related to compensation and employee-related benefits and $98,000 related to occupancy and other miscellaneous costs were partially offset by decreases of $78,000 related to research and development direct project costs and $60,000 related to consulting and professional service.
     We anticipate that our research and development expenditures will increase in the future as we expand and diversify our product offerings and continue to increase our expertise in advanced ceramics.
     Non-operating Expense, Net
     Non-operating expense, net, decreased $63,000 to $39,000 for the three months ended March 31, 2010 from $102,000 for the three months ended March 31, 2009. The decrease was primarily due to a favorable change of $111,000 related to net foreign currency losses. Our foreign currency denominated contracts decreased and foreign currency rates changed favorably for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was partially offset by a decrease in interest income of $41,000 as a result of lower interest rates and lower cash balances during the first quarter of 2010 compared to the first quarter of 2010 and an increase in interest expense of $7,000 as a result of additional capital leases and debt acquired in a business combination in December 2009.
Liquidity and Capital Resources
Overview
     Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services and borrowings under our credit facility. From January 1, 2005 through March 31, 2010, we issued common stock for aggregate net proceeds of $83.4 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.
     As of March 31, 2010, our principal sources of liquidity consisted of cash and cash equivalents of $50.5 million, which are invested primarily in money market funds, and accounts receivable of $15.6 million.
     Under a February 2009 credit agreement, as amended, we are allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $14.8 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the advances and the collateral do not exceed $15.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%. As of March 31, 2010, there were no advances drawn under this line of credit. The credit agreement expires in May 2010 and is collateralized by substantially all of the company’s assets. We expect to renew this credit agreement in the normal course of business. As of March 31, 2010, we were in compliance with all financial and administrative covenants under this agreement.
     During the periods presented, we provided certain customers with irrevocable standby letters of credit to secure our obligations for the delivery of products, performance guarantees and warranty commitments in accordance with sales arrangements. Some of these letters of credit were issued under our revolving line of credit. The letters of credit generally terminate within 12 to 36 months from issuance. As of March 31, 2010, the amounts outstanding on irrevocable letters of credit collateralized under our credit agreement totaled approximately $6.9 million.
     Cash Flows from Operating Activities
     Net cash (used in) provided by operating activities was $(4.5) million and $5.2 million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, net income of $0.1 million was adjusted to $2.4 million by non-cash items totaling $2.3 million. For the three months ended March 31, 2009, net income of $1.6 million was adjusted to $1.7 million by non-cash items totaling $0.1 million. Non-cash items primarily include depreciation, amortization, unrealized gains and losses on foreign exchange, stock-based compensation, provisions for doubtful accounts and warranty reserves, and adjustments for excess and obsolete inventory. Changes in assets and liabilities created a net cash outflow effect of approximately $(6.9) million and a net cash inflow effect of approximately $3.5 million for the three months ended March 31, 2010 and 2009, respectively. Net changes in assets and liabilities are primarily attributable to changes in inventory as a result of the timing of order processing and product shipments, changes in accounts receivable and unbilled receivables as a result of timing of invoices and collections for large projects, and changes in prepaid expenses and accrued liabilities as a result of the timing of payments to employees, vendors and other third parties.
     Cash Flows from Investing Activities
     Cash flows used in investing activities primarily relate to capital expenditures to support our growth, as well as increases in our restricted cash used to collateralize our letters of credit.
     Net cash (used in) investing activities was $(4.1) million and $(9.7) million for the three months ended March 31, 2010 and 2009, respectively. The decrease of $5.6 million in net cash used for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to the release of approximately $8.9 million in restricted cash that had been used to collateralize standby letters of credit and an equipment loan. The favorable variance was partially offset by an increase of $3.3 million in cash used for capital expenditures during the first three months of 2010 compared to the first three months of 2009 to support seismic upgrades and the build-out of ceramics manufacturing capabilities at our primary manufacturing facility.
     Cash Flows from Financing Activities
     Net cash (used in) provided by financing activities was $(25,000) and $212,000 for the three months ended March 31, 2010 and 2009, respectively. The decrease in net cash flows from financing activities is due to an increase of $123,000 in debt and capital lease payments — a result of assuming additional notes payable and capital leases in a December 2009 business combination — and a decrease of $139,000 in stock option exercises and repayments of promissory notes by stockholders for the current period compared to the prior period. The decrease in cash flows (used in) provided by financing activities is slightly offset by excess tax benefits related to stock-based compensation arrangements of $25,000.
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
Contractual Obligations
     We lease facilities under fixed non-cancelable operating leases that expire on various dates through 2019. The total of the future minimum lease payments under these leases as of March 31, 2010 is $14.6 million. For additional information, see Note 6 — “Commitments and Contingencies” to the unaudited Condensed Consolidated Financial Statements.

     We have entered into purchase commitments with multiple vendors for seismic upgrades and the build-out of a ceramics facility at one of our manufacturing facilities. Amounts remaining under these purchase commitments total approximately $2.4 million as of March 31, 2010.
     In the course of our normal operations, we also entered into purchase commitments with our suppliers for various key raw materials and components parts. The purchase commitments covered by these arrangements are subject to change based on our sales forecasts for future deliveries. As of March 31, 2010, these open purchase orders totaled approximately $10.2 million.
     We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of March 31, 2010, we believe that our exposure related to these guarantees and indemnities as of March 31, 2010 was not material.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     The information in this section should be read in connection with the information on financial market risk related to changes in non-U.S. currency exchange rates and interest rates in Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Interest Rate Risk
     At March 31, 2010, we had cash and cash equivalents totaling $61.2 million, including restricted cash of $10.7 million. These amounts were invested primarily in a money market fund backed by U.S. Treasury securities. The unrestricted cash and cash equivalents are held for working capital purposes, capital expenditures and possible future acquisitions. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future interest income.
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
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
     (b) Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We derive substantially all of our revenue from sales of products and services used in desalination plants for municipalities, hotels, resorts and agricultural operations in dry or drought-ridden regions of the world. The demand for our products may decrease if the construction of desalination plants declines, especially in these regions. Other factors that could affect the number and capacity of desalination plants built or the timing of their completion include: the availability of required engineering and design resources, the current weak global economy, shortage in the supply of credit and other forms of financing, changes in government regulations, permitting requirements or priorities, or reduced capital spending for desalination. Each of these factors could result in reduced or uneven demand for our products. Pronounced variability or delays in the construction of desalination plants or reductions in spending for desalination could negatively impact our sales and revenue and make it difficult for us to accurately forecast our future sales and revenue, which could lead to increased spending by us unmatched by equivalent or higher revenue.
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
     There are a limited number of large engineering, procurement and construction firms in the desalination industry and these customers account for a substantial portion of our net revenue. One or more of these customers represents 10% or more of our total revenue each year and the customers in this category vary from year to year. See Note 9 — “Concentrations” to the unaudited condensed consolidated financial statements regarding the impact of customer concentrations on our condensed consolidated financial statements. Since we do not have long-term contracts with these large customers but sell to them on a purchase order or project basis, these orders may be postponed or delayed on short or no notice. If any of these customers reduces or delays its purchases, cancels a project, decides not to specify our products for future projects, fails to attract and retain qualified engineers and other staff, fails to pay amounts due us, experiences financial difficulties or reduced demand for its services, we may not be able to replace that lost business and our projected revenue may significantly decrease, which will adversely affect our financial condition and future growth.
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
     As a public company, SEC rules require that we maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of published financial statements in accordance with generally accepted accounting principles. Accordingly, we are required to document and test our internal controls and procedures to assess the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. In the future, we may identify material weaknesses and deficiencies which we may not be able to remediate in a timely manner. Our acquisition of Pump Engineering, LLC and possible future acquisitions may increase this risk by expanding the scope and nature of operations over which we must develop and maintain internal control over financial reporting. If there are material weaknesses or deficiencies in our internal control, we will not be able to conclude that we have maintained effective internal control over financial reporting or our independent registered public accounting firm may not be able to issue an unqualified report on the effectiveness of our internal control over financial reporting. As a result, our ability to report our financial results on a timely and accurate basis may be adversely affected and investors may lose confidence in our financial information, which in turn could cause the market price of our common stock to decrease. We may also be required to restate our financial statements from prior periods. In addition, testing and maintaining internal control will require increased management time and resources. Any failure to maintain effective internal control over financial reporting could impair the success of our business and harm our financial results and you could lose all or a significant portion of your investment. If we have material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.
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
     In December 2009, we acquired privately-held competitor Pump Engineering, LLC and, in the future, we may invest in other companies, technologies or assets. We may not realize the expected benefits from our past or future acquisitions. We may not be able to find other suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot assure that they will ultimately strengthen our competitive or financial position or that they will not be viewed negatively by customers, financial markets, investors or the media. Acquisitions could also result in shareholder dilution or significant acquisition-related charges for restructuring, stock-based compensation and the amortization of purchased technology and intangible assets. Amortization expenses resulting from impairment of acquired goodwill, intangible assets and purchased technology could also increase over time if the fair value of those assets decreases. A future change in our market conditions, a downturn in our business, or a long-term decline in the quoted market price of our stock may result in a reduction of the fair value of acquisition-related assets. Any such impairment of goodwill or intangible assets could harm our operating results and financial condition. In addition, when we make an acquisition, we may have to assume some or all of that entity’s liabilities which may include liabilities that are not fully known at the time of the acquisition. Future acquisitions may reduce our cash available for operations and other uses. If we continue to make acquisitions, we may require additional cash or use shares of our common stock as payment, which would cause dilution for our existing stockholders.
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
     Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 13% of our outstanding common stock as of April 15, 2010. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.
Anti-takeover provisions in our charter documents and under Delaware law could discourage delay or prevent a change in control of our company and may affect the trading price of our common stock.
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
     In April 2010, warrants to purchase 1,104,122 shares of common stock were exercised at a price of $0.20 per share. See Note 12 — “Subsequent Events” of Notes to the Condensed Consolidated Financial Statements. The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) of that Act and SEC Rule 506.
     (b) Use of Proceeds from Public Offering of Common Stock
     On July 1, 2009, our registration statement (No. 333-150007) on Form S-1 was declared effective for our initial public offering, or IPO, pursuant to which we registered the offering and sale of an aggregate 16,100,000 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $8.50 per share, or aggregate offering price of $136.9 million, of which $86.5 million related to 10,178,566 shares sold by us and $50.4 million related to 5,921,434 shares sold by selling stockholders. The offering closed on July 8, 2009 with respect to the primary shares and on July 11, 2009 with respect to the over-allotment shares. The managing underwriters were Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC.

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
     In December 2009, we used approximately $20.0 million, including amounts held in escrow, for the acquisition of Pump Engineering, LLC.
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
Item 6. Exhibits

Exhibit No.	Description
10.22	Employment agreement dated August 1, 2007 between the Company and Borja Sanchez-Blanco.

10.22.1	Wage structure change agreement dated December 30, 2009 between the Company and Borja Sanchez-Blanco.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Registrant: Energy Recovery, Inc.

By:
/s/ G. G. PIQUE	President and Chief Executive Officer	May 7, 2010
G. G. Pique	(Principal Executive Officer)

/s/ THOMAS D. WILLARDSON	Chief Financial Officer	May 7, 2010
Thomas D. Willardson	(Principal Financial Officer)

Exhibit List

Exhibit No.	Description
10.22	Employment agreement dated August 1, 2007 between the Company and Borja Sanchez-Blanco.

10.22.1	Wage structure change agreement dated December 30, 2009 between the Company and Borja Sanchez-Blanco.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.