Form 10-Q
period 2010-06-30
Energy Recovery, Inc.
filed 2010-08-06
CIK 1421517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34112
Energy Recovery, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	01-0616867 (IRS Employer Identification No.)

1717 Doolittle Drive San Leandro, CA 94577 (Address of Principal Executive Offices)	94577 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of August 2, 2010, there were 52,448,142 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and par value)
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$52,109	$59,115
Restricted cash	7,557	5,271
Accounts receivable, net of allowance for doubtful accounts of $35 and $196 at June 30, 2010 and December 31, 2009, respectively	14,914	12,683
Unbilled receivables, current	2,378	5,544
Inventories	12,208	10,359
Deferred tax assets, net	1,467	1,466
Prepaid expenses and other current assets	3,479	1,741

Total current assets	94,112	96,179
Restricted cash, non-current	2,311	5,555
Unbilled receivables, non-current	1,060	—
Property and equipment, net	22,585	16,958
Goodwill	12,790	12,790
Other intangible assets, net	9,620	10,987
Deferred tax assets, non-current, net	447	447
Other assets, non-current	43	53

Total assets	$142,968	$142,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,611	$1,952
Accrued expenses and other current liabilities	9,217	9,492
Income taxes payable	45	350
Accrued warranty reserve	850	605
Deferred revenue	4,149	4,628
Current portion of long-term debt	128	265
Current portion of capital lease obligations	189	203

Total current liabilities	18,189	17,495
Long-term debt	149	246
Capital lease obligations, non-current	276	369
Other non-current liabilities	1,838	3,890

Total liabilities	20,452	22,000

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 52,436,769 and 51,215,653 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	52	51
Additional paid-in capital	110,364	108,626
Notes receivable from stockholders	(37)	(90)
Accumulated other comprehensive loss	(57)	(66)
Retained earnings	12,194	12,448

Total stockholders’ equity	122,516	120,969

Total liabilities and stockholders’ equity	$142,968	$142,969

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenue	$13,304	$9,089	$25,919	$21,735
Cost of revenue	6,676	3,291	11,933	7,864

Gross profit	6,628	5,798	13,986	13,871
Operating expenses:
General and administrative	4,339	3,508	8,755	6,662
Sales and marketing	2,142	1,651	4,102	3,161
Research and development	863	826	1,691	1,630

Total operating expenses	7,344	5,985	14,548	11,453

Income (loss) from operations	(716)	(187)	(562)	2,418
Interest expense	(17)	(10)	(38)	(24)
Other non-operating income (expense), net	(81)	117	(99)	29

Income (loss) before provision for income taxes	(814)	(80)	(699)	2,423
Provision for (benefit from) income taxes	(492)	(9)	(445)	940

Net income (loss)	$(322)	$(71)	$(254)	$1,483

Earnings (loss) per share:
Basic	$(0.01)	$(0.00)	$(0.00)	$0.03

Diluted	$(0.01)	$(0.00)	$(0.00)	$0.03

Number of shares used in per share calculations:
Basic	52,078	50,146	51,661	50,099

Diluted	52,078	50,146	51,661	52,629

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$(254)	$1,483
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,266	392
Interest accrued on notes receivables from stockholders	(1)	(3)
Share-based compensation	1,308	911
Net unrealized loss (gain) on foreign currency transactions	96	(466)
Excess tax benefit from share-based compensation arrangements	(31)	—
Provision for doubtful accounts	(161)	260
Provision for warranty claims	327	37
Valuation adjustments for excess or obsolete inventory	167	86
Amortization of inventory acquisition valuation step-up	850	—
Other non-cash adjustments	(51)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,106)	12,402
Unbilled receivables	2,076	1,878
Inventories	(2,865)	(2,753)
Deferred tax assets, net	(1)	—
Prepaid and other assets	(1,733)	(1,388)
Accounts payable	1,260	(432)
Accrued expenses and other liabilities	(1,903)	(1,179)
Income taxes payable	(268)	(1,433)
Deferred revenue	(479)	(1,357)

Net cash (used in) provided by operating activities	(1,503)	8,438

Cash Flows From Investing Activities
Capital expenditures	(6,566)	(2,935)
Restricted cash	958	(5,480)

Net cash (used in) investing activities	(5,608)	(8,415)

Cash Flows From Financing Activities
Repayment of long-term debt	(234)	(152)
Repayment of capital lease obligation	(107)	(18)
Net proceeds from issuance of common stock	392	280
Excess tax benefit from share-based compensation arrangements	31	—
Repayment of notes receivables from stockholders	54	211

Net cash provided by financing activities	136	321

Effect of exchange rate differences on cash and cash equivalents	(31)	—

Net change in cash and cash equivalents	(7,006)	344
Cash and cash equivalents, beginning of period	59,115	79,287

Cash and cash equivalents, end of period	$52,109	$79,631

Supplemental disclosure of cash flow information
Cash paid for interest	$37	$24

Cash paid for income taxes	$1,626	$3,440

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — The Company and Summary of Significant Accounting Policies
     The Company
     Energy Recovery, Inc. (“the Company”, “ERI”, “we” or “us”) develops, manufactures and sells high-efficiency energy recovery devices for use in seawater desalination. Our products are sold under the trademarks ERItm, PXtm, PEItm, Pressure Exchangertm, PX Pressure Exchangertm, Pump Engineeringtm and Quadribarictm. Our energy recovery devices make desalination affordable by capturing and reusing the otherwise lost pressure energy from the concentrated seawater reject stream of the desalination process. We also manufacture and sell high pressure pumps and circulation pumps for use in desalination. Our products are developed and manufactured in the United States of America (“U.S.”) at our headquarters in San Leandro, California, and at a facility in New Boston, Michigan. Additionally, the Company has direct sales offices and technical support centers in Madrid, Dubai, and Shanghai.
     The Company was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001. Shares of the Company began trading publicly in July 2008. The Company has five wholly owned subsidiaries: Osmotic Power, Inc., Energy Recovery, Inc. International, Energy Recovery Iberia, S.L., ERI Energy Recovery Ireland Ltd. and Pump Engineering, Inc. (“PEI”).
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
     In connection with preparing the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.
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
Note 2 — Goodwill and Other Intangible Assets
     In December 2009, the Company acquired 100% of the equity interests of Pump Engineering, LLC, a private US company and supplier of energy recovery technology and pumps for use in the global desalination market. The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. As of June 30, 2010, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Pump Engineering, LLC.
     The Company’s intangible assets include intangible assets acquired in the acquisition of Pump Engineering, LLC and costs related to the Company’s development of patents. The following is a summary of the Company’s identifiable intangible assets as of June 30, 2010 and December 31, 2009, respectively (in thousands, except useful life data):

	June 30, 2010
	Gross		Accumulated	Net	Weighted
	Carrying	Accumulated	Impairment	Carrying	Average
	Amount	Amortization	Losses	Amount	Useful Life
Developed Technology	$6,100	$(356)	$—	$5,744	10
Non-compete agreements	1,310	(248)	—	1,062	4
Backlog	1,300	(758)	—	542	1
Trademarks	1,200	(35)	—	1,165	20
Customer relationships	990	(173)	—	817	5
Patents	585	(264)	(31)	290	18

	$11,485	$(1,834)	$(31)	$9,620	9

	December 31, 2009
	Gross		Accumulated	Net	Weighted
	Carrying	Accumulated	Impairment	Carrying	Average
	Amount	Amortization	Losses	Amount	Useful Life
Developed Technology	$6,100	$(51)	$—	$6,049	10
Non-compete agreements	1,310	(35)	—	1,275	4
Backlog	1,300	(108)	—	1,192	1
Trademarks	1,200	(5)	—	1,195	20
Customer relationships	990	(17)	—	973	5
Patents	585	(251)	(31)	303	18

	$11,485	$(467)	$(31)	$10,987	9

Note 3 — Earnings (Loss) per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(322)	$(71)	$(254)	$1,483

Denominator:
Weighted average common shares outstanding	52,078	50,146	51,661	50,099
Effect of dilutive securities:
Restricted stock units	—	—	—	—
Stock options	—	—	—	610
Warrants	—	—	—	1,920

Total shares for purpose of calculating diluted earnings (loss) per share	52,078	50,146	51,661	52,629

Earnings (loss) per share:
Basic	$(0.01)	$(0.00)	$(0.00)	$0.03

Diluted	$(0.01)	$(0.00)	$(0.00)	$0.03

     The following potential common shares were excluded from the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Restricted stock units	42	—	42	—
Stock options	3,622	3,519	3,622	1,855
Warrants	970	2,074	970	—
Note 4 — Supplemental Financial Information
Restricted Cash
     The Company has pledged cash in connection with irrevocable standby letters of credit, an equipment promissory note, and contingent payments resulting from a business acquisition. The Company has deposited corresponding amounts into money market and non-interest bearing accounts at two financial institutions for these items as follows (in thousands):

	June 30,	December 31,
	2010	2009
Contingent and other consideration for acquisition of Pump Engineering, LLC	$5,502	$5,500
Collateral for irrevocable standby letters of credit	4,075	4,968
Collateral for equipment promissory note	291	358

	$9,868	$10,826

     As part of the acquisition of Pump Engineering, LLC in December 2009, the Company recognized a liability of $5.5 million related to contingent and other consideration arrangements. Restricted cash in an amount equal to the contingent and other consideration was reflected on the Company’s consolidated balance sheet as of June 30, 2010 and December 31, 2009. During the second quarter of 2010, the settlement of a contingent liability was reached between the former owners of Pump Engineering, LLC and another party, the result of which is that $900,000 of $2.0 million in contingent consideration from the purchase agreement attributable to general reps and warranties is expected to be released from escrowed funds in August 2010.
     Inventories
     Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$6,853	$6,394
Work in process	2,987	1,848
Finished goods	2,368	2,117

	$12,208	$10,359

     Property and Equipment
     Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Machinery and equipment	$6,048	$4,508
Office equipment, furniture, and fixtures	2,024	1,943
Automobiles	40	40
Software	337	312
Leasehold improvements	4,696	4,754
Buildings	2,215	2,215
Land	210	210
Construction in progress	10,491	5,567

	26,061	19,549
Less: accumulated depreciation and amortization	(3,476)	(2,591)

	$22,585	$16,958

     Construction in progress costs at June 30, 2010 were primarily related to the build-out for seismic upgrades and ceramics manufacturing at the Company’s new facility in San Leandro and includes ceramic manufacturing equipment. As of June 30, 2010, none of the assets related to construction in progress have been placed in service and therefore have not yet been subject to depreciation or amortization.
     The Company estimates the costs to complete construction in progress to be approximately $1.5 million as of June 30, 2010 and expects to complete construction within the next three to six months.
     Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Payroll and commissions payable	$2,453	$3,166
Contingent and other consideration for acquisition, current portion	4,501	2,500
Capital projects	892	1,193
Professional fees	312	770
Inventory in transit	161	512
Collaboration fees	—	102
Other accrued expenses and current liabilities	898	1,249

	$9,217	$9,492

     Non-Current Liabilities
     Non-current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Contingent and other consideration for acquisition, non-current	$1,000	$3,000
Deferred rent expense, non-current	838	890

	$1,838	$3,890

Note 5 — Long-Term Debt and Capital Leases
     Notes Payable
     As of June 30, 2010, long term debt consisted of one equipment promissory note payable. Future minimum principal payments due under this long-term debt arrangement consist of the following (in thousands):

June 30,
2010
2010 (remaining six months)	$64
2011	128
2012	85

$277

     During the first quarter of 2010, the Company paid the remaining balance of two promissory notes for a total of $148,000, including accrued interest. The promissory notes consisted of a vehicle note payable and an unsecured note payable which the Company had assumed in a business combination in December 2009.
     Effective February 2009, the Company entered into a new loan and security agreement with another financial institution. This agreement was amended in May 2010 which increased the total available credit line from $15.0 million to $16.0 million. Under the amended agreement, the Company is allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the advances and the collateral do not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%. As of June 30, 2010, there were no advances drawn on this line of credit. The amended agreement expires in May 2012 and is collateralized by substantially all of the Company’s assets. The Company is subject to certain financial and administrative covenants under this agreement. As of June 30, 2010, the Company was in compliance with these covenants.
     During the periods presented, the Company provided certain customers with irrevocable standby letters of credit to secure its obligations for the delivery of products, performance guarantees and warranty commitments in accordance with sales arrangements. These letters of credit are collateralized by the Company’s credit line or restricted cash and generally terminate within 12 to 36 months from issuance. At June 30, 2010 and December 31, 2009, amounts outstanding on letters of credit collateralized by the Company’s line of credit totaled approximately $6.6 million and $6.4 million, respectively.
     Capital Leases
     Future minimum payments under capital leases consist of the following (in thousands):

June 30,
2010
2010 (remaining six months)	$110
2011	207
2012	138
2013	65

Total future minimum lease payments	520
Less: amount representing interest	(55)

Present value of net minimum capital lease payments	465
Less: current portion	(189)

Long-term portion	$276

Note 6 — Equity
Warrant Exercise
     During the second quarter of 2010, warrants to purchase 1,104,122 shares of common stock were exercised at a price of $0.20 per share. Subsequent to the effective date of this exercise, 970,000 warrants remain outstanding with a weighted average exercise price of $0.88 per share and a weighted average remaining life of 4.3 years.
Share-based Compensation Expense
     For the three and six months ended June 30, 2010 and 2009, the Company recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of revenue	$47	$44	$95	$68
General and administrative	483	461	895	553
Sales and marketing	133	150	261	210
Research and development	48	61	57	80

	$711	$716	$1,308	$911

     As of June 30, 2010, total unrecognized compensation cost related to non-vested share-based awards, net of forfeitures, was $6.1 million, which is expected to be recognized as expense over a weighted-average period of approximately 2.7 years.
Note 7 — Income Taxes
     The Company’s effective tax rate for the six months ended June 30, 2010 and 2009 was 64% and 39%, respectively. These effective tax rates differ from the U.S. statutory rate principally due to the effect of state income taxes and non-deductible share-based compensation relative to pretax income, offset in part by deductions related to manufacturing for both years and credits related to research and development for 2009. The change in the effective tax rate from the comparable period in the prior year was principally due to a higher proportion of non-deductible share-based compensation in 2010 versus 2009 relative to forecasted pre-tax income. There have been no other material changes to the Company’s income tax position during the six months ended June 30, 2010.
Note 8 — Commitments and Contingencies
     Operating Lease Obligations
     The Company leases facilities under fixed non-cancelable operating leases that expire on various dates through July 2019. Future minimum lease payments consist of the following (in thousands):

June 30,
2010
2010 (remaining six months)	$822
2011	1,558
2012	1,535
2013	1,570
2014	1,566
Thereafter	7,112

$14,163

     Product Warranty
     The Company sells products with a limited warranty for a period ranging from one to six years. The Company accrues for warranty costs based on estimated product failure rates, historical activity and expectations of future costs. The Company periodically evaluates and adjusts the warranty costs to the extent actual warranty costs vary from the original estimates.
     The following table summarizes the activity related to the product warranty liability during the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance, beginning of period	$708	$296	$605	$270
Warranty costs charged to cost of revenue	206	8	327	37
Utilization of warranty	(64)	(9)	(82)	(12)

Balance, end of period	$850	$295	$850	$295

     Purchase Obligations
     The Company enters into purchase order arrangements with its vendors. At June 30, 2010, there are open purchase orders for which the Company has not yet received the related goods or services. The majority of these purchase order arrangements are related to various key raw materials and components parts and are subject to change based on the Company’s sales demand forecasts. The Company has the right to cancel most of these arrangements prior to the date of delivery. At June 30, 2010, the Company had approximately $3.7 million of cancelable open purchase order arrangements related to materials and parts.
     The Company has entered into supply agreements with certain vendors in order to manage the cost and availability of key raw materials. These agreements are subject to minimum annual purchase requirements and are generally noncancelable. Under these agreements, the Company has committed to raw materials minimum purchases of $8.0 million in fiscal year 2010 and $3.5 million in fiscal year 2011.
     Guarantees
     The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, generally limited to personal injury and property damage caused by the Company’s employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2010 and December 31, 2009.
     In certain cases, the Company issues warranty and product performance guarantees to its customers for amounts ranging from 10% to 30% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication and operating performance of the PX device. These guarantees are generally standby letters of credit and remain in place for periods ranging from 12 to 36 months which relate to the underlying product warranty period. The standby letters of credit are issued under the Company’s credit facility or are collateralized by restricted cash, as follows (amounts in thousands):

	June 30,	December 31,
	2010	2009
Standby letters of credit issued under credit facility	$6,570	$6,435
Standby letters of credit collateralized by restricted cash	3,929	4,779

	$10,499	$11,214

Employee Agreements
     In August 2007, the Company entered into an agreement with a senior executive governing the terms of his employment. The agreement is in place for an indefinite period of time.
Litigation
     The Company is not currently a party to any material litigation, and the Company is not aware of any pending or threatened litigation against it that the Company believes would adversely affect its business, operating results, financial condition or cash flows. However, in the future, the Company may be subject to legal proceedings in the ordinary course of business.
Note 9 — Business Segment and Geographic Information
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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009		2010	2009
Domestic revenue	$1,118	$713		$2,310	$1,422
International revenue	12,186	8,376		23,609	20,313

Total revenue	$13,304	$9,089		$25,919	$21,735

Revenue by country:
Australia	53%	*	%	54%	8%
Italy	*	15		*	6
Israel	*	*		2	31
Algeria	—	57		*	24
Others	47	28		44	31

Total	100%	100%		100%	100%

*	Less than 1%.
     Approximately 99% of the Company’s long-lived assets were located in the United States at June 30, 2010 and December 31, 2009.
Note 10 — Concentrations
     Three customers, Thiess Degremont J.V. (a joint venture of Thiess Pty Ltd and Degremont S.A.), U.T.E. Desaladora Tenes, (a Befesa Agua entity), and Acciona Agua accounted for approximately 24%, 20% and 18%, respectively, of the Company’s accounts receivable at June 30, 2010. As of December 31, 2009, two customers, Acciona Agua and Southern Seawater JV (a joint venture led by Valoriza Agua and Tecnicas Reunidas) accounted for approximately 27% and 13% of the Company’s trade accounts receivable, respectively.
     Revenue from customers representing 10% or more of net revenue varies from period to period. For the three months ended June 30, 2010, Thiess Degremont J.V. (a joint venture of Thiess Pty Ltd and Degremont S.A.) accounted for approximately 53% of the Company’s net revenue. For the three months ended June 30, 2009, UTE Mostaganem, a consortium of Inima (Grupo OHL) and Aqualia (Grupo FCC), and PROTECNO, s.r.l. accounted for approximately 57% and 13% of the Company’s net revenue. For the six months ended June 30, 2010, Thiess Degremont J.V. and Acciona Agua accounted for approximately 41% and 12% of the Company’s net revenue, respectively. For the six months ended June 30, 2009, IDE Technologies, Ltd. and UTE Mostaganem accounted for approximately 39% and 26% of the Company’s net revenue, respectively.
     No other customer accounted for more than 10% of the Company’s net revenue during any of these periods.
Note 11 — Fair Value Measurements
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

Note 12 — Related Party Transactions
     The Company entered into a supply agreement with Piedmont Pacific Corporation, a company owned by James Medanich, a former director of the Company. Purchases under this supply agreement amounted to $6,000 and $26,000 for the three and six months ended June 30, 2010, respectively, and $11,000 and $34,000 for the three and six months ended June 30, 2009, respectively. There were no outstanding payments due to this vendor as of June 30, 2010 and December 31, 2009. The Company believes that the transactions under the supply agreement were conducted as if consummated on an arm’s-length basis between two independent parties.
     In 2009, the Company entered into a consulting agreement with Darby Engineering, LLC (invoiced as Think Mechanical, LLC), a firm owned by Peter Darby, a former director of the Company. No expenses were incurred under this consulting agreement during the three and six months ended June 30, 2010. Expenses incurred under this consulting agreement during the three and six months ended June 30, 2009 totaled $7,000 and $38,000, respectively. There were no outstanding payments due to this vendor as of June 30, 2010 and December 31, 2009. The Company believes that the transactions under the consulting agreement were conducted as if consummated on an arm’s-length basis between two independent parties.

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
     Forward-looking statements in this report include, without limitation, statements about the following:
•	our belief that our energy recovery devices make seawater reverse osmosis and other fluid processes in which our devices are used a more affordable means of production;

•	our plan to enhance our existing energy recovery devices and to develop and manufacture new and enhanced versions of these devices;

•	our belief that the ceramics components of our PX device are highly durable and corrosion-proof resulting in low life cycle maintenance costs and that our turbomachine devices have long operating lives;

•	our objective of finding new applications for our technology outside of desalination and expanding and diversifying our product offerings;

•	our plan to manufacture a portion of our ceramics components internally and reduce the cost of goods sold for our PX devices;

•	our expectation that our expenditures for research and development will increase;

•	our expectation that we will continue to rely on sales of our energy recovery devices for a substantial portion of our revenue and that the recent acquisition of Pump Engineering, LLC is anticipated to increase revenue derived from sales of energy recovery devices and pumps;

•	our expectation that a significant portion of our annual sales will continue to occur during the fourth quarter;

•	our belief that our current facilities will be adequate through 2010;

•	our expectation that sales outside of the United States will remain a significant portion of our revenue;

•	our expectation that future sales and marketing expense will increase;

•	our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months; and

•	our expectation that, as we expand our international sales, a portion of our revenue could continue to be denominated in foreign currencies.
     All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Part II, Item 1A: Risk Factors” and are based on information available to us as of August 6, 2010. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Part II, Item 1A: Risk Factors,” and our results disclosed from time to time in our reports on Forms 10-K, 10-Q and 8-K and our Annual Reports to Stockholders.

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
     A limited number of our customers accounts for a substantial portion of our net revenue and accounts receivables. Revenue from customers representing 10% or more of total revenue varies from period to period. For the three and six months ended June 30, 2010, one customer accounted for approximately 53% and two customers accounted for approximately 53% of our net revenue, respectively. For the three and six months ended June 30, 2009, two customers accounted for approximately 70% and approximately 65% of our net revenue, respectively.
     During the three and six months ended June 30, 2010 and 2009, most of our revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our revenue for the foreseeable future.
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
     Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition, warranty costs, share-based compensation, inventory valuation, allowances for doubtful accounts and income taxes, and valuation of goodwill and other intangible assets.
Second Quarter of 2010 Compared to Second Quarter of 2009
Results of Operations
     The following table sets forth certain data from our historical operating results as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
			Change
	2010	2009	Increase /(Decrease)
Results of Operations:*
Net revenue	$13,304	100.0%	$9,089	100.0%	$4,215	46%
Cost of revenue	6,676	50.2%	3,291	36.2%	3,385	103%

Gross profit	6,628	49.8%	5,798	63.8%	830	14%
Operating expenses:
General and administrative	4,339	32.6%	3,508	38.6%	831	24%
Sales and marketing	2,142	16.1%	1,651	18.2%	491	30%
Research and development	863	6.5%	826	9.1%	37	4%

Total operating expenses	7,344	55.2%	5,985	65.8%	1,359	23%

Income (loss) from operations	(716)	(5.4)%	(187)	(2.1)%	529	283%
Interest expense	(17)	(0.1)%	(10)	(0.1)%	7	70%
Other non-operating income (expense), net	(81)	(0.6)%	117	1.3%	(198)	(169)%

Income (loss) before provision for income taxes	(814)	(6.1)%	(80)	(0.9)%	734	918%
Provision for (benefit from) income taxes	(492)	(3.7)%	(9)	(0.1)%	483	5,367%

Net income (loss)	$(322)	(2.4)%	$(71)	(0.8)%	$(251)	(354)%

*	Percentages are subject to rounding.
     Our net revenue increased $4.2 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase was primarily due to revenue generated from sales of turbochargers and high-pressure and circulation pumps by our recently acquired subsidiary, Pump Engineering, Inc. Additionally, an increase in sales of PX devices due to the timing of PX device shipments for large projects contributed to the increase in net revenue. The increase in net revenue was partially offset by a decrease in the average sales price of the PX devices and a decrease in service and other revenue.
     For the three months ended June 30, 2010, the sales of PX devices and related products and services accounted for approximately 69% of our revenue and sales of turbochargers and pumps accounted for approximately 31%. For the three months ended June 30, 2009, the sales of PX devices and related products and services accounted for approximately 93% of our revenue and sales of pumps accounted for approximately 7%. Turbochargers were not part of our product offerings during the three months ended June 30, 2009.
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

	Three Months Ended
	June 30,
	2010	2009
Domestic revenue	$1,118	$713
International revenue	12,186	8,376

Total revenue	$13,304	$9,089

Revenue by country:
Australia	53%	*	%
Italy	*	15
Algeria	—	57
Others	47	28

Total	100%	100%

*	Less than 1%.
     Gross Profit
     Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, excess and obsolete inventory expense, and manufactured components. The largest component of our cost of revenue is raw materials, primarily ceramic materials, which we obtain from multiple suppliers. For the three months ended June 30, 2010, gross profit as a percentage of net revenue was 49.8%. For the three months ended June 30, 2009, gross profit as a percentage of net revenue was 63.8%. The decrease in gross margin as a percentage of net revenue was largely due to a shift of product sales to turbochargers and high-pressure and circulation pumps as a result of our acquisition of Pump

Engineering, LLC in late 2009. The table below reflects the impact of product sales activities to our overall gross margin in the second quarter of 2010 (amounts in thousands):

	Three Months Ended June 30,
	2010			2009
	PX and Related			PX and Related
	Products and	Turbochargers		Products and
	Services	and Pumps	Total	Services	Pumps (1)	Total
Net revenue	$9,154	$4,150	$13,304	$8,435	$654	$9,089
Cost of revenue	3,443	3,233	6,676	2,763	528	3,291

Gross margin	$5,711	$917	$6,628	$5,672	$126	$5,798
Gross margin %	62%	22%	50%	67%	19%	64%

(1)	Turbochargers were not part of our product offerings during the three months ended June 30, 2009.
     In addition to the shift in product sales, additional overhead costs related to our PX devices also served to negatively impact margins in the second quarter of 2010 over the comparable period in the prior year. The increased overhead costs were attributed largely to the underutilization of our newly expanded manufacturing facility. Additionally, with regard to the turbocharger and pump margins, the amortization of the inventory valuation step-up stemming from our acquisition of Pump Engineering, LLC served to negatively impact gross margin in the second quarter of 2010 over the comparable period in the prior year by $0.4 million.
     Share-based compensation expense included in cost of revenue was $47,000 and $44,000 for the three months ended June 30, 2010 and June 30, 2009, respectively.
     Future gross profit as a percentage of net revenue is highly dependent on the product and customer mix of our future sales. Accordingly, we are not able to predict our future gross profit percentages with certainty.
     General and Administrative Expense
     General and administrative expense increased by $831,000, or 24%, to $4.3 million for the three months ended June 30, 2010 from $3.5 million for the three months ended June 30, 2009. As a percentage of net revenue, general and administrative expense was 33% for the three months ended June 30, 2010 and 39% for the three months ended June 30, 2009. The increase of general and administrative expense was attributable primarily to the amortization of acquired intangible assets and an increase in headcount and facilities as a result of our acquisition of Pump Engineering, LLC in December 2009. General and administrative average headcount increased to 40 for the second quarter of 2010 from 34 for the second quarter of 2009.
     Of the $831,000 net increase in general and administrative expense, increases of $677,000 related to amortization of intangible assets, $336,000 related to occupancy costs, $45,000 related to compensation and employee-related benefits, $77,000 related to local taxes and other administrative costs, and $100,000 related to costs associated with the settlement of an indemnification claim against Pump Engineering, LLC — the company acquired by us in December 2009 – and a third party. These increases in costs were offset in part by decreases of $302,000 related to changes in bad debt and other reserves, $92,000 related to professional and other services, and $10,000 related to credit risk insurance. Share-based compensation expense included in general and administrative expense was $483,000 for the three months ended June 30, 2010 and $461,000 for the three months ended June 30, 2009.
     Sales and Marketing Expense
     Sales and marketing expense increased by $491,000, or 30%, to $2.1 million for the three months ended June 30, 2010 from $1.7 million for the three months ended June 30, 2009. This increase was primarily related to an increase in sales and marketing average headcount as a result of the Pump Engineering acquisition in December 2009, the growth of our existing sales force during the second half of 2009, and higher commissions attributable to the increase in sales. Sales and marketing average headcount increased to 25 for the second quarter of 2010 from 21 for the second quarter of 2009. As a percentage of our net revenue, sales and marketing expense decreased to 16% for the three months ended June 30, 2010 compared to 18% for the three months ended June 30, 2009.
     Of the $491,000 increase in sales and marketing expense for the three months ended June 30, 2010, $465,000 related to compensation, employee-related benefits and commissions to outside sales representatives, $22,000 related to other sales and marketing costs, and $4,000 related to occupancy costs. Share-based compensation expense included in sales and marketing expense was $133,000 for the three months ended June 30, 2010 and $150,000 for the three months ended June 30, 2009.

     We expect that our future sales and marketing expense will increase as we continue to develop our sales and marketing operations.
     Research and Development Expense
     Research and development expense increased by $37,000, or 4%, to $863,000 for the three months ended June 30, 2010 from $826,000 for the three months ended June 30, 2009. Research and development expense as a percentage of our net revenue decreased from 9% for the three months ended June 30, 2009 to 7% for the three months ended June 30, 2010, as research and development expense did not vary significantly for those periods while revenue increased.
     Average headcount in our research and development department increased to 16 for the second quarter of 2010 from 11 for the second quarter of 2009, primarily due to the acquisition of Pump Engineering, LLC in December 2009. Although the increase in average headcount contributed to an increase in employee-related expense in the current period compared to the same period last year, the increase was partially offset by a reduction in research and development consulting and direct project costs. Share-based compensation expense included in research and development expense was $48,000 for three months ended June 30, 2010 and $61,000 for the three months ended June 30, 2009.
     Of the $37,000 net increase, increases of $158,000 related to compensation and employee-related benefits and $95,000 related to occupancy and other miscellaneous costs were partially offset by decreases of $118,000 related to research and development direct project costs and $98,000 related to consulting and professional service.
     We anticipate that our research and development expenditures will increase in the future as we expand and diversify our product offerings and continue to increase our expertise in advanced ceramics.
     Non-operating Expense, Net
     Non-operating income (expense), net, changed unfavorably by $205,000 to $(98,000) net expense for the three months ended June 30, 2010 from $107,000 non-operating net income for the three months ended June 30, 2009. The change was primarily due to an unfavorable change of $177,000 related to net foreign currency gains and losses. Our foreign currency denominated contracts decreased and foreign currency rates changed unfavorably for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Additionally, interest income decreased $24,000 as a result of lower interest rates and lower cash balances during the second quarter of 2010 compared to the second quarter of 2009 and interest expense increased $7,000 as a result of additional capital leases and debt acquired in a business combination in December 2009. Other miscellaneous non-operating expenses decreased by $3,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Results of Operations
     The following table sets forth certain data from our historical operating results as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
					Change
	2010		2009		Increase /(Decrease)
Results of Operations:*
Net revenue	$25,919	100.0%	$21,735	100.0%	$4,184	19%
Cost of revenue	11,933	46.0%	7,864	36.2%	4,069	52%

Gross profit	13,986	54.0%	13,871	63.8%	115	1%
Operating expenses:
General and administrative	8,755	33.8%	6,662	30.7%	2,093	31%
Sales and marketing	4,102	15.8%	3,161	14.5%	941	30%
Research and development	1,691	6.5%	1,630	7.5%	61	4%

Total operating expenses	14,548	56.1%	11,453	52.7%	3,095	27%

Income (loss) from operations	(562)	(2.2)%	2,418	(11.1)%	(2,980)	(123)%
Interest expense	(38)	(0.1)%	(24)	(0.1)%	14	58%
Other non-operating income (expense), net	(99)	(0.4)%	29	0.1%	(128)	(441)%

Income (loss) before provision for income taxes	(699)	(2.7)%	2,423	11.1%	(3,122)	(129)%
Provision for (benefit from) income taxes	(445)	(1.7)%	940	4.3%	(1,385)	(147)%

Net income (loss)	$(254)	(1.0)%	$1,483	6.8%	$(1,737)	(117)%

*	Percentages are subject to rounding.

     Our net revenue increased $4.2 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase was primarily due to net revenue generated from sales of turbochargers and high-pressure and circulation pumps by our recently acquired subsidiary, Pump Engineering, Inc. The increase in revenue was partially offset by a decrease in PX devices shipped during the first six months of 2010 when compared to the first six months of 2009 due to the timing of larger projects.
     For the six months ended June 30, 2010, the sales of PX devices and related products and services accounted for approximately 75% of our revenue and sales of turbochargers and pumps accounted for approximately 25%. For the six months ended June 30, 2009, the sales of PX devices and related products and services accounted for approximately 95% of our revenue and sales of pumps accounted for approximately 5%. Turbochargers were not part of our product offerings during the six months ended June 30, 2009.
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

	Six Months Ended
	June 30,
	2010	2009
Domestic revenue	$2,310	$1,422
International revenue	23,609	20,313

Total revenue	$25,919	$21,735

Revenue by country:
Australia	54%	8%
Italy	*	6
Israel	2	31
Algeria	*	24
Others	44	31

Total	100%	100%

*	Less than 1%.
     Gross Profit
     Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, excess and obsolete inventory expense, and manufactured components. The largest component of our cost of revenue is raw materials, primarily ceramic materials, which we obtain from multiple suppliers. For the six months ended June 30, 2010, gross profit as a percentage of net revenue was 54.0%. For the six months ended June 30, 2009, gross profit as a percentage of net revenue was 63.8%. The decrease in gross margin as a percentage of net revenue was largely due to a shift of product sales to turbochargers and high-pressure and circulation pumps as a result of our acquisition of Pump Engineering, LLC. in late 2009. The table below reflects the impact of product sales activities to our overall gross margin in the first six months of 2010 (amounts in thousands):

	Six Months Ended June 30,
	2010			2009
	PX and Related			PX and Related
	Products and	Turbochargers		Products and
	Services	and Pumps	Total	Services	Pumps (1)	Total
Net revenue	$19,532	$6,387	$25,919	$20,677	$1,058	$21,735
Cost of revenue	7,145	4,788	11,933	7,032	832	7,864

Gross margin	$12,387	$1,599	$13,986	$13,645	$226	$13,871
Gross margin %	63%	25%	54%	66%	21%	64%

(1)	Turbochargers were not part of our product offerings during the six months ended June 30, 2009.

     In addition to the shift in product sales, additional overhead costs related to our PX devices also served to negatively impact margins in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increased overhead costs were attributed largely to the underutilization of our newly expanded manufacturing facility. Additionally, the amortization of the inventory valuation step-up stemming from our acquisition of Pump Engineering, LLC served to negatively impact gross margin in the first six months of 2010 over the comparable period in the prior year by $0.8 million.
     Share-based compensation expense included in cost of revenue was $95,000 and $68,000 for the six months ended June 30, 2010 and June 30, 2009, respectively.
     Future gross profit as a percentage of net revenue is highly dependent on the product and customer mix of our future sales. Accordingly, we are not able to predict our future gross profit percentages with certainty.
     General and Administrative Expense
     General and administrative expense increased by $2.1 million, or 31%, to $8.8 million for the six months ended June 30, 2010 from $6.7 million for the six months ended June 30, 2009. As a percentage of net revenue, general and administrative expense was 34% for the six months ended June 30, 2010 and 31% for the six months ended June 30, 2009. The increase of general and administrative expense was attributable primarily to the amortization of acquired intangible assets and an increase in headcount and facilities as a result of our acquisition of Pump Engineering, LLC in December 2009. General and administrative average headcount increased to 40 for the first six months of 2010 from 34 for the first six months of 2009.
     Of the $2.1 million increase in general and administrative expense, increases of $1.4 million related to amortization of intangible assets, $230,000 related to compensation and employee-related benefits, $785,000 related to occupancy costs, $171,000 related to local taxes, credit risk insurance and other administrative costs, and $100,000 related to costs associated with the settlement of an indemnification claim against Pump Engineering, LLC — the company acquired by us in December 2009 — and a third party. These increases in costs were offset in part by a decrease in bad debt and other reserve expense of $333,000, a decrease of $124,000 related to Value Added Taxes (VAT) and a decrease in professional service fees of $91,000. Share-based compensation expense included in general and administrative expense was $895,000 for the six months ended June 30, 2010 and $553,000 for the six months ended June 30, 2009.
     Sales and Marketing Expense
     Sales and marketing expense increased by $941,000, or 30%, to $4.1 million for the six months ended June 30, 2010 from $3.2 million for the six months ended June 30, 2009. This increase was primarily related to an increase in sales and marketing average headcount as a result of the Pump Engineering acquisition in December 2009 and growth of our existing sales force during the second half of 2009. Sales and marketing average headcount increased to 26 for the first six months of 2010 from 21 for the first six months of 2009. As a percentage of our net revenue, sales and marketing expense was 16% for the six months ended June 30, 2010 and 15% for the six months ended June 30, 2009.
     Of the $941,000 net increase in sales and marketing expense for the six months ended June 30, 2010, $870,000 related to compensation, employee-related benefits and commissions to outside sales representatives and $82,000 related to other sales and marketing costs. The increases were partially offset by a decrease of $11,000 related to occupancy costs. Share-based compensation expense included in sales and marketing expense was $261,000 for the six months ended June 30, 2010 and $210,000 for the six months ended June 30, 2009.
     We expect that our future sales and marketing expense will increase in absolute dollars as we continue to develop our sales and marketing operations.
     Research and Development Expense
     Research and development expense increased by $61,000, or 4%, to $1.7 million for the six months ended June 30, 2010 from $1.6 million for the six months ended June 30, 2009. Research and development expense as a percentage of our net revenue decreased from 8% for the six months ended June 30, 2009 to 7% for the six months ended June 30, 2010, as research and development expense and net revenue did not vary significantly for those periods while revenue increased.

     Average headcount in our research and development department increased to 16 for the first six months of 2010 from 10 for the first six months of 2009, primarily due to the acquisition of Pump Engineering, LLC in December 2009. Although the increase in average headcount contributed to an increase in employee-related expense in the current period compared to the same period last year, the increase was partially offset by a reduction in research and development consulting and direct project costs. Share-based compensation expense included in research and development expense was $57,000 for six months ended June 30, 2010 and $80,000 for the six months ended June 30, 2009.
     Of the $61,000 increase, increases of $223,000 related to compensation and employee-related benefits and $195,000 related to occupancy and other miscellaneous costs were partially offset by decreases of $199,000 related to research and development direct project costs and $158,000 related to consulting and professional service.
     We anticipate that our research and development expenditures will increase in the future as we expand and diversify our product offerings and continue to increase our expertise in advanced ceramics.
     Non-operating Expense, Net
     Non-operating income (expense), net, changed unfavorably by $142,000 to $(137,000) net expense for the six months ended June 30, 2010 from $5,000 non-operating net income for the six months ended June 30, 2009. The decrease was primarily due to unfavorable changes of $64,000 related to net foreign currency losses and other expense and $64,000 related to interest income. Our foreign currency denominated contracts decreased and foreign currency rates changed unfavorably for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Interest income decreased as a result of lower interest rates and lower cash balances during the first six months of 2010 compared to the first six months of 2009. Additionally, interest expense increased $14,000 period over period as a result of additional capital leases and debt acquired in a business combination in December 2009.
Liquidity and Capital Resources
Overview
     Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services and borrowings under our credit facility. From January 1, 2005 through June 30, 2010, we issued common stock for aggregate net proceeds of $83.7 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.
     As of June 30, 2010, our principal sources of liquidity consisted of cash and cash equivalents of $52.1 million, which are invested primarily in money market funds, and accounts receivable of $14.9 million.
     Under a loan and security agreement with a financial institution, amended in May 2010, we are allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the outstanding advances and collateral do not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%. As of June 30, 2010, there were no advances drawn under this line of credit. The amended agreement expires in May 2012 and is collateralized by substantially all of the company’s assets. As of June 30, 2010, we were in compliance with all financial and administrative covenants under this agreement.
     During the periods presented, we provided certain customers with irrevocable standby letters of credit to secure our obligations for the delivery of products, performance guarantees and warranty commitments in accordance with sales arrangements. Some of these letters of credit were issued under our revolving line of credit. The letters of credit generally terminate within 12 to 36 months from issuance. As of June 30, 2010, the amounts outstanding on irrevocable letters of credit collateralized under our credit agreement totaled approximately $6.6 million.
     Cash Flows from Operating Activities
     Net cash (used in) provided by operating activities was $(1.5) million and $8.4 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, net loss of $(0.3) million was adjusted to $4.5 million by non-cash items totaling $4.8 million. For the six months ended June 30, 2009, net income of $1.5 million was adjusted to $2.7 million by non-cash items totaling $1.2 million. Non-cash items primarily include depreciation, amortization, unrealized gains and losses on foreign exchange, share-based compensation, provisions for doubtful accounts and warranty reserves, adjustments for excess and obsolete inventory, and changes in acquisition valuation allowances. Changes in assets and liabilities created a net cash outflow effect of approximately $(6.0) million for the six months ended June 30, 2010 and a net cash inflow effect of approximately $5.7 million for the six months ended June 30, 2009. Net changes in assets and liabilities are primarily attributable to changes in inventory as a result of the timing of order processing and product shipments, changes in accounts receivable and unbilled receivables as a result of timing of invoices and collections for large projects, and changes in prepaid expenses and accrued liabilities as a result of the timing of payments to employees, vendors and other third parties.
     Cash Flows from Investing Activities
     Cash flows used in investing activities primarily relate to capital expenditures to support our growth, as well as increases in our restricted cash used to collateralize our letters of credit.
     Net cash (used in) investing activities was $(5.6) million and $(8.4) million for the six months ended June 30, 2010 and 2009, respectively. The decrease of $2.8 million in net cash used for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to the release of approximately $1.0 million in restricted cash that had been used to collateralize standby letters of credit and an equipment loan during the current period compared to a net increase in restricted cash of $5.5 million during the prior period. The favorable variance was partially offset by an increase of $3.6 million in cash used for capital expenditures to support seismic upgrades and the build-out of ceramics manufacturing capabilities at our primary manufacturing facility during the first six months of 2010 compared to the first six months of 2009.
     Cash Flows from Financing Activities
     Net cash provided by financing activities was $136,000 and $321,000 for the six months ended June 30, 2010 and 2009, respectively. The $185,000 decrease in net cash flows from financing activities is due to an increase of $171,000 in debt and capital lease payments — a result of assuming additional notes payable and capital leases in a December 2009 business combination — and a decrease of $157,000 in repayments of promissory notes by stockholders for the current period compared to the prior period. The decrease in cash flows provided by financing activities is slightly offset by $112,000 related to stock option and warrant exercises period over period and by excess tax benefits related to share-based compensation arrangements of $31,000.
     Liquidity and Capital Resource Requirements
     We believe that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, if any, the expansion of our sales and marketing and research and development activities, the timing and extent of our expansion into new geographic territories, the timing of introductions of new products and the continuing market acceptance of our products. We may enter into potential material investments in, or acquisitions of, complementary businesses, services or technologies, in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
     We lease facilities under fixed non-cancelable operating leases that expire on various dates through 2019. The total of the future minimum lease payments under these leases as of June 30, 2010 is $14.2 million. For additional information, see Note 8 — “Commitments and Contingencies” to the unaudited Condensed Consolidated Financial Statements.
     We have entered into purchase commitments with multiple vendors for seismic upgrades and the build-out of a ceramics facility at one of our manufacturing facilities. Amounts remaining under these purchase commitments total approximately $1.5 million as of June 30, 2010.
     In the course of our normal operations, we also entered into purchase commitments with our suppliers for various key raw materials and components parts. The purchase commitments covered by these arrangements are subject to change based on our sales forecasts for future deliveries. As of June 30, 2010, these open purchase orders totaled approximately $3.7 million.
     We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of June 30, 2010, we believe that our exposure related to these guarantees and indemnities as of June 30, 2010 was not material.

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
     Interest Rate Risk
     At June 30, 2010, we had cash and cash equivalents totaling $62.0 million, including restricted cash of $9.9 million. These amounts were invested primarily in a money market fund backed by U.S. Treasury securities. The unrestricted cash and cash equivalents are held for working capital purposes, capital expenditures and possible future acquisitions. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future interest income.
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
     (b) Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that we believe would adversely affect our business, operating results, financial condition or cash flows. However, in the future, we may be subject to legal proceedings in the ordinary course of business.
Item 1A. Risk Factors
Almost all of our revenue is derived from sales of energy recovery devices and pumps used in reverse osmosis desalination; a decline in demand for desalination or the reverse osmosis method of desalination will reduce demand for our products and will cause our sales and revenue to decline.
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
     There are a limited number of large engineering, procurement and construction firms in the desalination industry and these customers account for a substantial portion of our net revenue. One or more of these customers represents 10% or more of our total revenue each year and the customers in this category vary from year to year. See Note 10 — “Concentrations” to the unaudited condensed consolidated financial statements regarding the impact of customer concentrations on our condensed consolidated financial statements. Since we do not have long-term contracts with these large customers but sell to them on a purchase order or project basis, these orders may be postponed or delayed on short or no notice. If any of these customers reduces or delays its purchases, cancels a project, decides not to specify our products for future projects, fails to attract and retain qualified engineers and other staff, fails to pay amounts due us, experiences financial difficulties or reduced demand for its services, we may not be able to replace that lost business and our projected revenue may significantly decrease, which will adversely affect our financial condition and future growth.
We face competition from a number of companies that offer competing energy recovery and pump solutions. If any of these companies produce superior technology or offer more cost-effective products, our competitive position in the market could be harmed and our profits may decline.
     The market for energy recovery devices and pumps for desalination plants is competitive and evolving. We expect competition, especially competition on price and warranty terms, to persist and intensify as the desalination market grows, and new competitors may enter the market. Some of our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we do, longer operating histories or greater name recognition. They may also be able to devote greater resources to the development, promotion, sale and support of their products and respond more quickly to new technology. These companies may also have more extensive customer bases, broader customer relationships across product lines, or long-standing or exclusive relationships with our current or potential customers. They may also have more extensive products and product lines that would enable them to offer multi-product or packaged solutions or competing products at lower prices or with other more favorable terms and conditions. As a result, our ability to penetrate the market or sustain our market share may be adversely impacted, which would affect our business, operating results and financial condition. In addition, if another one of our competitors were to merge or partner with another company, the change in the competitive landscape could adversely affect our continuing ability to compete effectively.
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
     In addition, factors that may affect our operating results include, among others:
•	fluctuations in demand, sales cycles and pricing levels for our products and services;

•	the cyclical nature of equipment purchasing for planned reverse osmosis desalination plants, which typically results in increased product shipments in the fourth quarter;

•	changes in customers’ budgets for desalination plants and the timing of their purchasing decisions;

•	adverse changes in the local or global financing conditions facing our customers;

•	delays or postponements in the construction of desalination plants;

•	our ability to develop, introduce and timely ship new products and product enhancements that meet customer demand and contractual and technical requirements, including scheduled delivery dates, performance tests and product certifications;

•	the ability of our customers to obtain other key plant components such as high pressure pumps or membranes;

•	our ability to implement scalable internal systems for reporting, order processing, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to maintain efficient factory throughput in our new facility and minimize overhead;

•	unpredictability of governmental regulations and political decision-making as to the approval or building of a desalination plant;

•	our ability to control costs, including our operating expenses;

•	our ability to purchase key components, including ceramics, from third party suppliers;

•	our ability to compete against other companies that offer energy recovery solutions;

•	our ability to attract and retain highly skilled employees, particularly those with relevant industry experience; and

•	general economic conditions in our domestic and international markets, including conditions that affect the valuation of the U.S. dollar against other currencies.
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
     Our future success depends in part on our ability to enhance and scale existing products for desalination, to find new applications for existing products and services and to develop or acquire new products and services for new markets. While new or enhanced products and services have the potential to meet specified needs of new or existing markets, their pricing may not meet customer expectations and they may not compete favorably with products and services of current or potential competitors. The release of new products may also be delayed if the products do not meet specifications, performance test requirements or quality standards or perform as expected in a production environment. Product designs also may not scale as expected. We may have difficulty finding new markets for our existing technology or developing or acquiring new products for new markets. Potential markets may not accept or be slow to adopt our products and services and may be costly to penetrate. In addition, we may not be able to offer our products and services at prices that meet customer expectations without increasing our costs and eroding our margins. If we are unable to develop competitive new products and open new cost-effective markets, our business and results of operations will be adversely affected.
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
We are subject to risks related to product defects, which could lead to warranty claims in excess of our warranty provisions or result in a significant or a large number of warranty or other claims in any given year.
     We provide a warranty for our PX and PEI brand products for a period of one to two years and provide up to a 6 year warranty for the ceramic components of our PX brand products. We test our products in our manufacturing facilities through a variety of means. However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market, or will replicate the harsh, corrosive and varied conditions of the desalination plants and other plants in which they are installed. In addition, certain components of our PEI turbochargers and pumps are custom-made and may not scale or perform as required in production environments. Accordingly, there is a risk that we may have warranty claims or breach supply agreements due to product defects. We may incur additional operating expenses if our warranty provisions do not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, they could adversely affect our business, financial condition and results of operations. While the number of warranty claims has not been significant to date, we have only offered up to a six year warranty on the ceramic components of our PX products in new sales agreements executed after August 7, 2007, and we have only offered PEI products since December 2009 when we acquired Pump Engineering, LLC. Accordingly, we cannot quantify the error rate of our PEI products and the ceramic components of our PX products with statistical accuracy and cannot assure that a large number of warranty claims will not be filed in a given year. As a result, our operating expenses may increase if a significant or large number of warranty or other claims are filed in any specific year, particularly towards the end of any given warranty period.

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
     Our existing manufacturing facilities are capable of meeting current demand and demand for the foreseeable future. However, the future growth of our business depends on our ability to successfully expand our manufacturing, research and development and technical testing facilities. In November 2009, we relocated to a new office and manufacturing facility in San Leandro, California, in which the company also plans to house its ceramics manufacturing operations. That space is still being built out and ceramic throughput capacity is expected to be available in 2011. If the build-out is delayed, our ceramics production capability could be limited, which could adversely affect our operating results.
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
     Sales of our products have to date been denominated principally in U.S. dollars. If the U.S. dollar strengthens against most other currencies, it will effectively increase the price of our products in the currency of the countries in which our customers are located. This may result in our customers seeking lower-priced suppliers, which could adversely impact our margins and operating results. A larger portion of our international revenue may be denominated in foreign currencies in the future, which would subject us to increased risks associated with fluctuations in foreign exchange rates.

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
     In December 2009, we acquired privately-held competitor Pump Engineering, LLC and, in the future, we may invest in other companies, technologies or assets. We may not realize the expected benefits from our past or future acquisitions. We may not be able to find other suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot assure that they will ultimately strengthen our competitive or financial position or that they will not be viewed negatively by customers, financial markets, investors or the media. Acquisitions could also result in shareholder dilution or significant acquisition-related charges for restructuring, share-based compensation and the amortization of purchased technology and intangible assets. Expenses resulting from impairment of acquired goodwill, intangible assets and purchased technology could also increase over time if the fair value of those assets decreases. A future change in our market conditions, a downturn in our business, or a long-term decline in the quoted market price of our stock may result in a reduction of the fair value of acquisition-related assets. Any such impairment of goodwill or intangible assets could harm our operating results and financial condition. In addition, when we make an acquisition, we may have to assume some or all of that entity’s liabilities which may include liabilities that are not fully known at the time of the acquisition. Future acquisitions may reduce our cash available for operations and other uses. If we continue to make acquisitions, we may require additional cash or use shares of our common stock as payment, which would cause dilution for our existing stockholders.
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
Insiders and principal stockholders will likely have significant influence over matters requiring stockholder approval.
     Our directors, executive officers and other principal stockholders beneficially own, in the aggregate, a substantial amount of our outstanding common stock. Although they do not have majority control of the outstanding stock, these stockholders will likely have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.
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
Item 6. Exhibits

Exhibit No.	Description
10.19.3	Third Amendment to Loan and Security Agreement dated May 28, 2010, between the Company and Citibank, N.A.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Registrant: Energy Recovery, Inc.

By:	/s/ G. G. PIQUE G. G. Pique	President and Chief Executive Officer (Principal Executive Officer)	August 6, 2010

/s/ THOMAS D. WILLARDSON		Chief Financial Officer	August 6, 2010

Thomas D. Willardson		(Principal Financial Officer)

Exhibit List

Exhibit No.	Description
10.19.3	Third Amendment to Loan and Security Agreement dated May 28, 2010, between the Company and Citibank, N.A.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d--14(a), as
Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d--14(a), as
Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial officer Pursuant to 18 U.S.C. Section
1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.