Form 10-Q
period 2010-09-30
Energy Recovery, Inc.
filed 2010-11-08
CIK 1421517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of November 1, 2010, there were 52,481,109 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and par value)
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$56,802	$59,115
Restricted cash	5,650	5,271
Accounts receivable, net of allowance for doubtful accounts of $26 and $196 at September 30, 2010 and December 31, 2009, respectively	6,209	12,683
Unbilled receivables, current	1,868	5,544
Inventories	12,080	10,359
Deferred tax assets, net	1,416	1,466
Prepaid expenses and other current assets	4,234	1,741

Total current assets	88,259	96,179
Restricted cash, non-current	2,277	5,555
Property and equipment, net	22,866	16,958
Goodwill	12,790	12,790
Other intangible assets, net	8,937	10,987
Deferred tax assets, non-current, net	447	447
Other assets, non-current	41	53

Total assets	$135,617	$142,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,675	$1,952
Accrued expenses and other current liabilities	7,168	9,492
Income taxes payable	38	350
Accrued warranty reserve	883	605
Deferred revenue	4,016	4,628
Current portion of long-term debt	128	265
Current portion of capital lease obligations	182	203

Total current liabilities	14,090	17,495
Long-term debt	117	246
Capital lease obligations, non-current	231	369
Other non-current liabilities	1,812	3,890

Total liabilities	16,250	22,000

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 52,479,358 and 51,215,653 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	52	51
Additional paid-in capital	111,084	108,626
Notes receivable from stockholders	(38)	(90)
Accumulated other comprehensive loss	(75)	(66)
Retained earnings	8,344	12,448

Total stockholders’ equity	119,367	120,969

Total liabilities and stockholders’ equity	$135,617	$142,969

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenue	$6,921	$9,545	$32,840	$31,280
Cost of revenue	4,537	3,387	16,470	11,251

Gross profit	2,384	6,158	16,370	20,029
Operating expenses:
General and administrative	4,018	3,043	12,773	9,705
Sales and marketing	1,860	1,634	5,962	4,795
Research and development	1,252	779	2,943	2,409

Total operating expenses	7,130	5,456	21,678	16,909

Income (loss) from operations	(4,746)	702	(5,308)	3,120
Interest expense	(15)	(10)	(53)	(34)
Other non-operating income (expense), net	78	30	(21)	59

Income (loss) before provision for income taxes	(4,683)	722	(5,382)	3,145
Provision for (benefit from) income taxes	(833)	172	(1,278)	1,112

Net income (loss)	$(3,850)	$550	$(4,104)	$2,033

Earnings (loss) per share:
Basic	$(0.07)	$0.01	$(0.08)	$0.04

Diluted	$(0.07)	$0.01	$(0.08)	$0.04

Number of shares used in per share calculations:
Basic	52,447	50,160	51,923	50,120

Diluted	52,447	52,584	51,923	52,614

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$(4,104)	$2,033
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,785	626
Interest accrued on notes receivables from stockholders	(2)	(4)
Share-based compensation	2,028	1,815
Net unrealized loss (gain) on foreign currency transactions	36	(458)
Excess tax benefit from share-based compensation arrangements	(31)	—
Provision for doubtful accounts	(154)	(7)
Provision for warranty claims	447	55
Valuation adjustments for excess or obsolete inventory	216	59
Amortization of inventory acquisition valuation step-up	870	—
Other non-cash adjustments	(112)	—
Changes in operating assets and liabilities:
Accounts receivable	6,672	10,765
Unbilled receivables	3,652	325
Inventories	(2,805)	(2,076)
Deferred tax assets, net	50	(182)
Prepaid and other assets	(2,484)	(1,280)
Accounts payable	53	(1,852)
Accrued expenses and other liabilities	(3,359)	(812)
Income taxes payable	(280)	(1,497)
Deferred revenue	(612)	(2,451)

Net cash provided by operating activities	3,866	5,059

Cash Flows From Investing Activities
Capital expenditures	(9,097)	(4,635)
Restricted cash	2,899	(5,261)
Other	—	(7)

Net cash used in investing activities	(6,198)	(9,903)

Cash Flows From Financing Activities
Repayment of long-term debt	(266)	(184)
Repayment of capital lease obligation	(159)	(28)
Net proceeds from issuance of common stock	392	297
Excess tax benefit from share-based compensation arrangements	31	—
Repayment of notes receivables from stockholders	54	212

Net cash provided by financing activities	52	297

Effect of exchange rate differences on cash and cash equivalents	(33)	(15)

Net change in cash and cash equivalents	(2,313)	(4,562)
Cash and cash equivalents, beginning of period	59,115	79,287

Cash and cash equivalents, end of period	$56,802	$74,725

Supplemental disclosure of cash flow information
Cash paid for interest	$52	$34

Cash paid for income taxes	$1,646	$3,545

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — The Company and Summary of Significant Accounting Policies
     The Company
     Energy Recovery, Inc. (“the Company”, “ERI”, “we” or “us”) develops, manufactures and sells high-efficiency energy recovery devices for use in seawater desalination. Our products are sold under the trademarks ERI™, PX™, PEI™, Pressure Exchanger™, PX Pressure Exchanger™, Pump Engineering™ and Quadribaric™. Our energy recovery devices make desalination affordable by capturing and reusing the otherwise lost pressure energy from the concentrated seawater reject stream of the desalination process. We also manufacture and sell high pressure pumps and circulation pumps for use in desalination. Our products are developed and manufactured in the United States of America (“U.S.”) at our headquarters in San Leandro, California, and at a facility in New Boston, Michigan. Additionally, the Company has direct sales offices and technical support centers in Madrid, Dubai, and Shanghai.
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
     In connection with preparing the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.

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
Note 2 — Goodwill and Other Intangible Assets
     In December 2009, the Company acquired 100% of the equity interests of Pump Engineering, LLC, a private US company and supplier of energy recovery technology and pumps for use in the global desalination market. The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. As of September 30, 2010, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Pump Engineering, LLC.
     The Company’s intangible assets include intangible assets acquired in the acquisition of Pump Engineering, LLC and costs related to the Company’s development of patents. The following is a summary of the Company’s identifiable intangible assets as of September 30, 2010 and December 31, 2009, respectively (in thousands, except useful life data):

	September 30, 2010
	Gross		Accumulated	Net	Weighted
	Carrying	Accumulated	Impairment	Carrying	Average
	Amount	Amortization	Losses	Amount	Useful Life
Developed Technology	$6,100	$(508)	$—	$5,592	10
Non-compete agreements	1,310	(355)	—	955	4
Backlog	1,300	(1,082)	—	218	1
Trademarks	1,200	(50)	—	1,150	20
Customer relationships	990	(252)	—	738	5
Patents	585	(270)	(31)	284	18

	$11,485	$(2,517)	$(31)	$8,937	9

	December 31, 2009
	Gross		Accumulated	Net	Weighted
	Carrying	Accumulated	Impairment	Carrying	Average
	Amount	Amortization	Losses	Amount	Useful Life
Developed Technology	$6,100	$(51)	$—	$6,049	10
Non-compete agreements	1,310	(35)	—	1,275	4
Backlog	1,300	(108)	—	1,192	1
Trademarks	1,200	(5)	—	1,195	20
Customer relationships	990	(17)	—	973	5
Patents	585	(251)	(31)	303	18

	$11,485	$(467)	$(31)	$10,987	9

Note 3 — Earnings (Loss) per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(3,850)	$550	$(4,104)	$2,033

Denominator:
Weighted average common shares outstanding	52,447	50,160	51,923	50,120
Effect of dilutive securities:
Stock options	—	528	—	582
Warrants	—	1,896	—	1,912

Total shares for purpose of calculating diluted earnings (loss) per share	52,447	52,584	51,923	52,614

Earnings (loss) per share:
Basic	$(0.07)	$0.01	$(0.08)	$0.04

Diluted	$(0.07)	$0.01	$(0.08)	$0.04

     The following potential common shares were excluded from the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Restricted awards*	59	60	59	20
Stock options	4,054	2,877	4,054	2,196
Warrants	970	—	970	—

*	Includes restricted stock and restricted stock units.
Note 4 — Supplemental Financial Information
Restricted Cash
     The Company has pledged cash in connection with irrevocable standby letters of credit, an equipment promissory note, and contingent payments resulting from a business acquisition. The Company has deposited corresponding amounts into money market and non-interest bearing accounts at two financial institutions for these items as follows (in thousands):

	September 30,	December 31,
	2010	2009
Contingent and other consideration for acquisition of Pump Engineering, LLC	$4,604	$5,500
Collateral for irrevocable standby letters of credit	3,066	4,968
Collateral for equipment promissory note	257	358

	$7,927	$10,826

     As part of the acquisition of Pump Engineering, LLC in December 2009, the Company recognized a liability of $5.5 million related to contingent and other consideration arrangements. During the third quarter of 2010, $900,000 of $2.0 million in contingent consideration attributable to general representations and warranties was released from escrowed funds for the settlement reached between the former owners of Pump Engineering, LLC and another party. Restricted cash in an amount equal to the remaining contingent and other consideration was reflected on the Company’s consolidated balance sheet as of September 30, 2010.

     Inventories
     Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$5,937	$6,394
Work in process	3,186	1,848
Finished goods	2,957	2,117

	$12,080	$10,359

     Property and Equipment
     Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Machinery and equipment	$12,542	$4,508
Office equipment, furniture, and fixtures	2,124	1,943
Automobiles	40	40
Software	340	312
Leasehold improvements	9,198	4,754
Buildings	2,215	2,215
Land	210	210
Construction in progress	211	5,567

	26,880	19,549
Less: accumulated depreciation and amortization	(4,014)	(2,591)

	$22,866	$16,958

     Construction in progress balance of $211,000 at September 30, 2010 was primarily related to a small number of manufacturing, engineering, and facility related projects. As of September 30, 2010, none of the assets related to the construction in progress have been placed in service and therefore have not yet been subject to depreciation or amortization. The Company expects to complete these projects within the next three months and estimates the costs to complete construction to be less than $50,000 as of September 30, 2010.
     Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Payroll and commissions payable	$2,211	$3,166
Contingent and other consideration for acquisition, current portion	3,600	2,500
Capital projects	234	1,193
Professional fees	213	770
Inventory in transit	66	512
Collaboration fees	—	102
Other accrued expenses and current liabilities	844	1,249

	$7,168	$9,492

Non-Current Liabilities
     Non-current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Contingent and other consideration for acquisition, non-current	$1,000	$3,000
Deferred rent expense, non-current	812	890

	$1,812	$3,890

Note 5 — Long-Term Debt and Capital Leases
     Long-Term Debt
     As of September 30, 2010, long term debt consisted of one equipment promissory note payable. Future minimum principal payments due under this long-term debt arrangement consist of the following (in thousands):

September 30,
2010
2010 (remaining three months)	$32
2011	128
2012	85

$245

     During the first quarter of 2010, the Company paid the remaining balance of two promissory notes for a total of $148,000, including accrued interest. The promissory notes consisted of a vehicle note payable and an unsecured note payable which the Company had assumed in a business combination in December 2009.
     Effective February 2009, the Company entered into a new loan and security agreement with a financial institution. This agreement was amended in May 2010 which increased the total available credit line from $15.0 million to $16.0 million. Under the amended agreement, the Company is allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the advances and the collateral do not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%. As of September 30, 2010, there were no advances drawn on this line of credit. The amended agreement expires in May 2012 and is collateralized by substantially all of the Company’s assets. The Company is subject to certain financial and administrative covenants under this agreement. As of September 30, 2010, the Company was in compliance with these covenants.
     During the periods presented, the Company provided certain customers with irrevocable standby letters of credit to secure its obligations for the delivery of products, performance guarantees and warranty commitments in accordance with sales arrangements. These letters of credit are collateralized by the Company’s credit line or restricted cash and generally terminate within 12 to 36 months from issuance. At September 30, 2010 and December 31, 2009, amounts outstanding on letters of credit collateralized by the Company’s line of credit totaled approximately $7.2 million and $6.4 million, respectively.
     Capital Leases
     Future minimum payments under capital leases consist of the following (in thousands):

September 30,
2010
2010 (remaining three months)	$48
2011	207
2012	138
2013	65

Total future minimum lease payments	458
Less: amount representing interest	(45)

Present value of net minimum capital lease payments	413
Less: current portion	(182)

Long-term portion	$231

Note 6 — Equity
Warrant Exercise
     During the third quarter of 2010, warrants to purchase 1,104,122 shares of common stock were exercised at a price of $0.20 per share. As of September 30, 2010, 970,000 warrants remain outstanding with a weighted average exercise price of $0.88 per share and a weighted average remaining life of 4.1 years.
Share-based Compensation Expense
     For the three and nine months ended September 30, 2010 and 2009, the Company recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenue	$48	$71	$142	$139
General and administrative	445	486	1,341	1,039
Sales and marketing	165	253	427	463
Research and development	61	93	118	174

	$719	$903	$2,028	$1,815

     As of September 30, 2010, total unrecognized compensation cost related to non-vested share-based awards, net of forfeitures, was $6.0 million, which is expected to be recognized as expense over a weighted-average period of approximately 2.6 years.
Note 7 — Income Taxes
     The Company’s effective tax rate for the nine months ended September 30, 2010 and 2009 was 24% and 35%, respectively. These effective tax rates differ from the U.S. statutory rate principally due to the effect of state income taxes and non-deductible share-based compensation relative to pretax income, offset in part with respect to 2009 by deductions related to manufacturing and credits related to research and development. The change in the effective tax rate from the comparable period in the prior year was principally due to the proportion of non-deductible share-based compensation in 2010 versus 2009 relative to forecasted pre-tax loss and pre-tax income during those years, respectively. There have been no other material changes to the Company’s income tax position during the nine months ended September 30, 2010.
Note 8 — Commitments and Contingencies
     Operating Lease Obligations
     The Company leases facilities under fixed non-cancelable operating leases that expire on various dates through November 2019. Future minimum lease payments consist of the following (in thousands):

September 30,
2010
2010 (remaining three months)	$412
2011	1,558
2012	1,528
2013	1,563
2014	1,559
Thereafter	7,467

$14,087

     Product Warranty
     The Company sells products with a limited warranty for a period ranging from one to six years. The Company accrues for warranty costs based on estimated product failure rates, historical activity and expectations of future costs. The Company periodically evaluates and adjusts the warranty costs to the extent actual warranty costs vary from the original estimates.
     The following table summarizes the activity related to the product warranty liability during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance, beginning of period	$850	$295	$605	$270
Warranty costs charged to cost of revenue	119	18	447	55
Utilization of warranty	(86)	(1)	(169)	(13)

Balance, end of period	$883	$312	$883	$312

     Purchase Obligations
     The Company enters into purchase order arrangements with its vendors. At September 30, 2010, there are open purchase orders for which the Company has not yet received the related goods or services. The majority of these purchase order arrangements are related to various key raw materials and components parts and are subject to change based on the Company’s sales demand forecasts. The Company has the right to cancel most of these arrangements prior to the date of delivery. At September 30, 2010, the Company had approximately $4.2 million of cancelable and $0.3 million of noncancelable open purchase order arrangements related primarily to materials and parts.
     The Company has entered into supply agreements with certain vendors in order to manage the cost and availability of key raw materials. These agreements are subject to minimum annual purchase requirements and are generally noncancelable. Under these agreements, the Company has committed to future raw materials minimum purchases as follows (in thousands):

September 30,
2010
2010 (remaining three months)	$—
2011	2,000
2012	1,600
2013	2,100

$5,700

Guarantees
     The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, generally limited to personal injury and property damage caused by the Company’s employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2010 and December 31, 2009.

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

	September 30,	December 31,
	2010	2009
Standby letters of credit issued under credit facility	$7,200	$6,435
Standby letters of credit collateralized by restricted cash	2,968	4,779

	$10,168	$11,214

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
Note 9 — Business Segment and Geographic Information
     The Company manufactures and sells high efficiency energy recovery products and related services and operates under one segment. The Company’s chief operating decision maker is the chief executive officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that it has one reportable segment.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Domestic revenue	$511	$415	$2,821	$1,837
International revenue	6,410	9,130	30,019	29,443

Total revenue	$6,921	$9,545	$32,840	$31,280

Revenue by country:
Cyprus	16%	—%	3%	—%
Spain	12	*	6	5
Australia	5	*	43	6
Israel	2	33	2	32
Algeria	—	27	*	25
Venezuela	—	17	—	5
Others	65	23	46	27

Total	100%	100%	100%	100%

*	Less than 1%.
     Approximately 99% of the Company’s long-lived assets were located in the United States at September 30, 2010 and December 31, 2009.
Note 10 — Concentrations
     Three customers, U.T.E. Desaladora Tenes (a Befesa Agua entity), Nirosoft Industries Ltd., and Veolia Water and its affiliated entities accounted for approximately 30%, 15% and 11%, respectively, of the Company’s accounts receivable at September 30, 2010. As of December 31, 2009, two customers, Acciona Agua and Southern Seawater JV (a joint venture led by Valoriza Agua and Tecnicas Reunidas) accounted for approximately 27% and 13% of the Company’s trade accounts receivable, respectively.

     Revenue from customers representing 10% or more of net revenue varies from period to period. For the three months ended September 30, 2010, Nirosoft Industries Ltd., accounted for approximately 16% of the Company’s net revenue. For the three months ended September 30, 2009, IDE Technologies, Ltd., Acciona Agua, Via Maris Desalination Ltd., and UTE Cap Djinet, a consortium of Inima (Grupo OHL) and Aqualia (Grupo FCC) accounted for approximately 11%, 17%, 21% and 27% of the Company’s net revenue, respectively.
     For the nine months ended September 30, 2010, Thiess Degremont J.V. (a joint venture of Thiess Pty Ltd. and Degremont S.A.) and Acciona Agua accounted for approximately 32% and 9% of the Company’s net revenue, respectively. For the nine months ended September 30, 2009, IDE Technologies, Ltd. accounted for approximately 30% of net revenue and two consortiums formed by Inima and Aqualia, UTE Mostaganem and UTE Cap Djinet, accounted for approximately 17% and 8% of the Company’s net revenue, respectively.
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
     The framework for measuring fair value provides a hierarchy that prioritizes the inputs to valuation techniques used in measuring fair value as follows
Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
Level 3 — Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.
     Cash and restricted cash are measured at fair value on a recurring basis using market prices on active markets for identical securities (Level 1). The carrying amounts of accounts receivable, accounts payable and other accrued expenses approximate fair value because of the short maturity of those instruments.
Note 12 — Related Party Transactions
     In August 2010, the Company granted 29,500 shares of restricted stock to a member of its board of directors in exchange for consulting services. The restricted shares will vest ratably on a quarterly basis for one year from the date of grant. As a result, the Company recognized $15,000 in related compensation expense for the quarter ended September 30, 2010. As of September 30, 2010, total unrecognized compensation cost related to the restricted stock was $92,000, which is expected to be recognized over the next three quarters.

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
     Forward-looking statements in this report include, without limitation, statements about the following:
•	our belief that our energy recovery devices make seawater reverse osmosis and other fluid processes in which our devices are used a more affordable means of production;

•	our objective of finding new applications for our technology outside of desalination, expanding and enhancing our offerings for the desalination industry, and developing new products for new markets;

•	our plan to manufacture a portion of our ceramics components internally;

•	our expectation that our expenditures for research and development will increase;

•	our expectation that we will continue to rely on sales of our energy recovery devices for a substantial portion of our revenue;

•	our expectation that a significant portion of our annual sales will continue to occur during the fourth quarter;

•	our expectation that sales outside of the United States will remain a significant portion of our revenue;

•	our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months and our expectation that we will be able to obtain a waiver relating to a covenant in our credit agreement discussed below under “Liquidity and Capital Resources”; and

•	our expectation that, as we expand our international sales, a portion of our revenue could continue to be denominated in foreign currencies.
     All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Part II, Item 1A: Risk Factors” and are based on information available to us as of November 5, 2010. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Part II, Item 1A: Risk Factors,” and our results disclosed from time to time in our reports on Forms 10-K, 10-Q and 8-K and our Annual Reports to Stockholders.
     The following should be read in conjunction with the condensed financial statements and related notes included in “Part I, Item 1: Financial Statements” of this quarterly report and the consolidated financial statements and related notes included in our Annual Report on Form 10-K as filed on March 15, 2010.
Overview
     We are in the business of designing, developing and manufacturing energy recovery devices and pumps for seawater reverse osmosis desalination. Our company was founded in 1992 and we introduced the initial version of our energy recovery device, the PX, in early 1997. In December 2009, we acquired Pump Engineering, LLC, which manufactures centrifugal energy recovery devices, known as turbochargers, and high pressure pumps.

     A majority of our net revenue typically has been generated by sales to large engineering, procurement and construction firms, which are involved with the design and construction of larger desalination plants. Sales to these firms often involve a long sales cycle, which can range from 6 to 16 months. A single large desalination project can generate an order for numerous energy recovery devices and generally represents an opportunity for significant revenue. We also sell our devices to original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer energy recovery devices per plant and have shorter sales cycles.
     Due to the fact that a single order for our energy recovery devices by a large engineering, procurement and construction firm for a particular plant may represent significant revenue, we can experience significant fluctuations in net revenue from quarter to quarter and from year to year. In addition, our engineering, procurement and construction firm customers tend to order a significant amount of equipment for delivery in the fourth quarter and, as a consequence, a significant portion of our annual sales typically occurs during that quarter.
     A limited number of our customers accounts for a substantial portion of our net revenue and accounts receivables. Revenue from customers representing 10% or more of total revenue varies from period to period. For the three and nine months ended September 30, 2010, one customer accounted for approximately 16% and two customers accounted for approximately 41% of our net revenue, respectively. For the three and nine months ended September 30, 2009, four customers accounted for approximately 76% and three customers accounted for approximately 55% of our net revenue, respectively. No other customers accounted for more than 10% of the Company’s net revenue during any of these periods.
     During the three and nine months ended September 30, 2010 and 2009, most of our revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our revenue for the foreseeable future.
     Our revenue is principally derived from the sales of our energy recovery devices. We also derive revenue from the sale of high pressure and circulation pumps, which we manufacture and sell in connection with our energy recovery devices for use in desalination plants. We also receive incidental revenue from the sale of spare parts and from services, such as product support, that we provide to our customers.
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
Third Quarter of 2010 Compared to Third Quarter of 2009
Results of Operations
     The following table sets forth certain data from our historical operating results as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
					Change
	2010		2009		Increase /(Decrease)
Results of Operations:*
Net revenue	$6,921	100.0%	$9,545	100.0%	$(2,624)	(27)%
Cost of revenue	4,537	65.6%	3,387	35.5%	1,150	34%

Gross profit	2,384	34.4%	6,158	64.5%	(3,774)	(61)%
Operating expenses:
General and administrative	4,018	58.1%	3,043	31.9%	975	32%
Sales and marketing	1,860	26.9%	1,634	17.1%	226	14%
Research and development	1,252	18.1%	779	8.2%	473	61%

Total operating expenses	7,130	103.0%	5,456	57.2%	1,674	31%

Income (loss) from operations	(4,746)	(68.6)%	702	7.4%	(5,448)	(776)%
Interest expense	(15)	(0.2)%	(10)	(0.1)%	5	50%
Other non-operating income (expense), net	78	1.1%	30	0.3%	48	160%

Income (loss) before provision for income taxes	(4,683)	(67.7)%	722	7.6%	(5,405)	(749)%
Provision for (benefit from) income taxes	(833)	(12.0)%	172	1.8%	(1,005)	(584)%

Net income (loss)	$(3,850)	(55.6)%	$550	5.8%	$(4,400)	(800)%

*	Percentages are subject to rounding.

     Net Revenue
     Our net revenue decreased $2.6 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease was primarily due to a decrease in shipments of PX devices for large projects during the current quarter compared to the same period last year. The decrease in net revenue was partially offset by revenue generated from sales of turbochargers and high-pressure pumps by our recently acquired subsidiary, Pump Engineering, Inc. and an increase in the average sales price of the PX devices primarily due a shift in the PX device product mix during the third quarter of 2010.
     For the three months ended September 30, 2010, the sales of PX devices and related products and services accounted for approximately 56% of our revenue and sales of turbochargers and pumps accounted for approximately 44%. For the three months ended September 30, 2009, the sales of PX devices and related products and services accounted for approximately 95% of our revenue and sales of pumps accounted for approximately 5%. Turbochargers and related high pressure pumps were not part of our product offerings during the three months ended September 30, 2009.
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

	Three Months Ended
	September 30,
	2010	2009
Domestic revenue	$511	$415
International revenue	6,410	9,130

Total revenue	$6,921	$9,545

Revenue by country:
Cyprus	16%	*	%
Spain	12	*
Israel	2	33
Algeria	—	27
Venezuela	—	17
Others	70	23

Total	100%	100%

*	Less than 1%.
     Gross Profit
     The following table reflects the impact of product sales activities to our overall gross margin for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2010			2009
	PX and Related			PX and Related
	Products and	Turbochargers		Products and
	Services	and Pumps	Total	Services	Pumps (1)	Total
Net revenue	$3,905	$3,016	$6,921	$9,044	$501	$9,545
Cost of revenue	1,990	2,547	4,537	3,042	345	3,387

Gross margin	$1,915	$469	$2,384	$6,002	$156	$6,158
Gross margin %	49%	16%	34%	66%	31%	65%

(1)	Turbochargers and related high pressure pumps were not part of our product offerings during the three months ended September 30, 2009.

     Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. The largest component of our cost of revenue is raw materials, primarily ceramic materials. For the three months ended September 30, 2010, gross profit as a percentage of net revenue was 34%. For the three months ended September 30, 2009, gross profit as a percentage of net revenue was 65%. The decrease in gross margin as a percentage of net revenue was largely due to a shift of product sales to turbochargers and high-pressure pumps as a result of our acquisition of Pump Engineering, LLC in late 2009. In addition to the shift in product sales, additional overhead costs related to our PX devices and circulation pumps also served to negatively impact margins in the third quarter of 2010 over the comparable period in the prior year. The increased overhead costs were attributed largely to the underutilization of our newly expanded manufacturing facility.
     Share-based compensation expense included in cost of revenue was $48,000 and $71,000 for the three months ended September 30, 2010 and September 30, 2009, respectively.
     Future gross profit as a percentage of net revenue is highly dependent on the product and customer mix of our future sales. Accordingly, we are not able to predict our future gross profit percentages with certainty.
     General and Administrative Expense
     General and administrative expense increased by $975,000, or 32%, to $4.0 million for the three months ended September 30, 2010 from $3.0 million for the three months ended September 30, 2009. The increase of general and administrative expense was attributable primarily to the amortization of acquired intangible assets related to the acquisition of Pump Engineering, LLC and an increase in occupancy costs related to our new corporate headquarters. General and administrative expense as a percentage of our net revenue increased to 58% for the three months ended September 30, 2010 from 32% for the three months ended September 30, 2009 as general and administrative costs increased period over period as described above while net revenue decreased.
     General and administrative average headcount increased to 41 for the third quarter of 2010 from 36 for the third quarter of 2009 largely as a result of the acquisition of Pump Engineering, LLC in December 2009. Increased compensation and employee benefit costs related to this increase in headcount were largely offset by the effects of cost cutting measures implemented at our corporate headquarters in 2010.
     Of the $975,000 net increase in general and administrative expense, increases of $677,000 related to amortization of intangible assets, $297,000 related to occupancy costs, $239,000 related to changes in bad debt and other reserves, and $66,000 related to local taxes and other administrative costs. These increases in costs were offset in part by decreases of $232,000 related to professional and other services, $37,000 related to compensation and employee-related benefits, and $35,000 related to credit risk insurance. Share-based compensation expense included in general and administrative expense was $445,000 for the three months ended September 30, 2010 and $486,000 for the three months ended September 30, 2009.
     Sales and Marketing Expense
     Sales and marketing expense increased by $226,000, or 14%, to $1.9 million for the three months ended September 30, 2010 from $1.7 million for the three months ended September 30, 2009. This increase was primarily related to an increase in promotional and advertising efforts and an increase in sales and marketing average headcount as a result of the Pump Engineering acquisition in December 2009. Sales and marketing average headcount increased to 25 for the third quarter of 2010 from 22 for the third quarter of 2009. As a percentage of our net revenue, sales and marketing expense increased to 27% for the three months ended September 30, 2010 compared to 17% for the three months ended September 30, 2009, primarily due to lower net revenue for the current period.

     Of the $226,000 increase in sales and marketing expense for the three months ended September 30, 2010, $143,000 related to promotional and advertising expenses and $106,000 related to compensation, employee-related benefits, and commissions to outside sales representatives. These increases in costs were offset in part by a decrease of $23,000 related to occupancy costs. Share-based compensation expense included in sales and marketing expense was $165,000 for the three months ended September 30, 2010 and $253,000 for the three months ended September 30, 2009.
     Research and Development Expense
     Research and development expense increased by $473,000, or 61%, to $1.3 million for the three months ended September 30, 2010 from $0.8 million for the three months ended September 30, 2009. Research and development expense as a percentage of our net revenue increased to 18% for the three months ended September 30, 2010 from 8% for the three months ended September 30, 2009 as research and development expense increased for those periods while net revenue decreased.
     Average headcount in our research and development department increased to 18 for the third quarter of 2010 from 11 for the third quarter of 2009, primarily due to the acquisition of Pump Engineering, LLC in December 2009. Share-based compensation expense included in research and development expense was $61,000 for three months ended September 30, 2010 and $93,000 for the three months ended September 30, 2009.
     Of the $473,000 increase in research and development expense for the three months ended September 30, 2010, $273,000 related to an increase in research and development direct project costs and $200,000 related to increased compensation and employee-related benefits as a result of our acquisition of Pump Engineering, LLC in December 2009.
     We anticipate that our research and development expenditures will increase substantially in the future as we expand and diversify our product offerings.
     Non-operating Income, Net
     Non-operating net income changed favorably by $43,000 to $63,000 for the three months ended September 30, 2010 from $20,000 for the three months ended September 30, 2009. The change was primarily due to a $61,000 favorable change in net foreign currency gains, resulting from a decrease in foreign currency denominated contracts and a favorable change in foreign currency rates for the three months ended September 30, 2010. The favorable increase was partially offset by a decrease in interest income of $13,000 resulting from lower interest rates and lower cash balances during the third quarter of 2010 and an increase in interest expense of $5,000 as a result of additional capital leases and debt acquired in a business combination in December 2009.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Results of Operations
     The following table sets forth certain data from our historical operating results as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
					Change
	2010		2009		Increase /(Decrease)
Results of Operations:*
Net revenue	$32,840	100.0%	$31,280	100.0%	$1,560	5%
Cost of revenue	16,470	50.2%	11,251	36.0%	5,219	46%

Gross profit	16,370	49.8%	20,029	64.0%	(3,659)	(18)%
Operating expenses:
General and administrative	12,773	38.9%	9,705	31.0%	3,068	32%
Sales and marketing	5,962	18.2%	4,795	15.3%	1,167	24%
Research and development	2,943	9.0%	2,409	7.7%	534	22%

Total operating expenses	21,678	66.0%	16,909	54.1%	4,769	28%

Income (loss) from operations	(5,308)	(16.2)%	3,120	10.0%	(8,428)	(270)%
Interest expense	(53)	(0.2)%	(34)	(0.1)%	19	56%
Other non-operating income (expense), net	(21)	(0.1)%	59	0.2%	(80)	(136)%

Income (loss) before provision for income taxes	(5,382)	(16.4)%	3,145	10.1%	(8,527)	(271)%
Provision for (benefit from) income taxes	(1,278)	(3.9)%	1,112	3.6%	(2,390)	(215)%

Net income (loss)	$(4,104)	(12.5)%	$2,033	6.5%	$(6,137)	(302)%

*	Percentages are subject to rounding.

     Net Revenue
     Our net revenue increased $1.6 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase was primarily due to net revenue generated from sales of turbochargers and high-pressure pumps by our recently acquired subsidiary, Pump Engineering, Inc. The increase in revenue was partially offset by a decrease in PX devices shipped during the first nine months of 2010 when compared to the first nine months of 2009 due to the timing of larger projects, as well as a decrease in the average sales price.
     For the nine months ended September 30, 2010, the sales of PX devices and related products and services accounted for approximately 71% of our revenue and sales of turbochargers and pumps accounted for approximately 29%. For the nine months ended September 30, 2009, the sales of PX devices and related products and services accounted for approximately 95% of our revenue and sales of pumps accounted for approximately 5%. Turbochargers and related high pressure pumps were not part of our product offerings during the nine months ended September 30, 2009.
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

	Nine Months Ended
	September 30,
	2010	2009
Domestic revenue	$2,821	$1,837
International revenue	30,019	29,443

Total revenue	$32,840	$31,280

Revenue by country:
Australia	43%	6%
Israel	2	32
Algeria	*	25
Others	52	37

Total	100%	100%

*	Less than 1%.

     Gross Profit
     The following table reflects the impact of product sales activities to our overall gross margin for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2010			2009
	PX and Related			PX and Related
	Products and	Turbochargers		Products and
	Services	and Pumps	Total	Services	Pumps (1)	Total
Net revenue	$23,437	$9,403	$32,840	$29,721	$1,559	$31,280
Cost of revenue	9,134	7,336	16,470	10,074	1,177	11,251

Gross margin	$14,303	$2,067	$16,370	$19,647	$382	$20,029
Gross margin %	61%	22%	50%	66%	25%	64%

(1)	Turbochargers and related high pressure pumps were not part of our product offerings during the nine months ended September 30, 2009.
     Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. The largest component of our cost of revenue is raw materials, primarily ceramic materials. For the nine months ended September 30, 2010, gross profit as a percentage of net revenue was 50%. For the nine months ended September 30, 2009, gross profit as a percentage of net revenue was 64%.
     The decrease in gross margin as a percentage of net revenue was due to a shift of product sales to turbochargers and high-pressure pumps as a result of our acquisition of Pump Engineering, LLC in late 2009. In addition to the shift in product sales, additional overhead costs related to our PX devices also served to negatively impact margins in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increased overhead costs were attributed largely to the underutilization of our newly expanded manufacturing facility. Finally, the amortization of the inventory valuation step-up stemming from our acquisition of Pump Engineering, LLC served to negatively impact gross margin in the first nine months of 2010 over the comparable period in the prior year by $0.9 million. Share-based compensation expense included in cost of revenue was $142,000 and $139,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively.
     Future gross profit as a percentage of net revenue is highly dependent on the product and customer mix of our future sales. Accordingly, we are not able to predict our future gross profit percentages with certainty.
     General and Administrative Expense
     General and administrative expense increased by $3.1 million, or 32%, to $12.8 million for the nine months ended September 30, 2010 from $9.7 million for the nine months ended September 30, 2009. The increase of general and administrative expense was attributable primarily to the amortization of acquired intangible assets related to the acquisition of Pump Engineering, LLC and an increase in occupancy costs related to our new corporate headquarters. General and administrative expense as a percentage of our net revenue increased to 39% for the nine months ended September 30, 2010 from 31% for the nine months ended September 30, 2009 as general and administrative costs increased period over period while net revenue decreased.
     General and administrative average headcount increased to 41 for the first nine months of 2010 from 35 for the first nine months of 2009 largely as a result of the acquisition of Pump Engineering, LLC in December 2009. Increased compensation and employee benefit costs related to this increase in headcount were largely offset by the effects of cost cutting measures implemented at our corporate headquarters in 2010.
     The $3.1 million increase in general and administrative expense was primarily due to $2.0 million for the amortization of acquired intangible assets and $1.1 million related to increased occupancy costs. Other increases of $0.2 million related to compensation and employee-related benefits and $0.3 million related to local taxes, credit risk insurance and other administrative costs were offset by decreases in bad debt and other reserve expense of $0.2 million, professional service fees of $0.2 million, and value-added taxes

(VAT) of $0.1 million. Share-based compensation expense included in general and administrative expense was $1.3 million for the nine months ended September 30, 2010 and $1.0 million for the nine months ended September 30, 2009.
     Sales and Marketing Expense
     Sales and marketing expense increased by $1.2 million, or 24%, to $6.0 million for the nine months ended September 30, 2010 from $4.8 million for the nine months ended September 30, 2009. This increase was primarily related to an increase in sales and marketing average headcount as a result of the Pump Engineering acquisition in December 2009. Sales and marketing average headcount increased to 26 for the first nine months of 2010 from 21 for the first nine months of 2009. As a percentage of our net revenue, sales and marketing expense was 18% for the nine months ended September 30, 2010 and 15% for the nine months ended September 30, 2009 due to a decrease in net revenue while sales and marketing costs increased.
     Of the $1.2 million net increase in sales and marketing expense for the nine months ended September 30, 2010, $975,000 related to compensation, employee-related benefits and commissions to outside sales representatives and $226,000 related to other sales and marketing costs. The increases were partially offset by a decrease of $34,000 related to occupancy costs. Share-based compensation expense included in sales and marketing expense was $427,000 for the nine months ended September 30, 2010 and $463,000 for the nine months ended September 30, 2009.
     We expect that our future sales and marketing expense will increase in absolute dollars as we continue to develop our sales and marketing operations.
     Research and Development Expense
     Research and development expense increased by $0.5 million, or 22%, to $2.9 million for the nine months ended September 30, 2010 from $2.4 million for the nine months ended September 30, 2009. Research and development expense as a percentage of our net revenue increased to 9% for the nine months ended September 30, 2010 from 8% for the nine months ended September 30, 2009 primarily due to the decrease in net revenue, while costs slightly increased.
     Average headcount in our research and development department increased to 17 for the first nine months of 2010 from 10 for the first nine months of 2009, primarily due to the acquisition of Pump Engineering, LLC in December 2009. Although the increase in average headcount contributed to an increase in employee-related expense in the current period compared to the same period last year, the increase was partially offset by a reduction in research and development consulting and direct project costs. Share-based compensation expense included in research and development expense was $118,000 for nine months ended September 30, 2010 and $174,000 for the nine months ended September 30, 2009.
     Of the $0.5 million increase, increases of $422,000 related to compensation and employee-related benefits, $254,000 related to occupancy and other miscellaneous costs and $35,000 related to research and development direct project costs, were partially offset by a decrease of $177,000 related to consulting and professional service.
     We anticipate that our research and development expenditures will increase significantly in the future as we expand and diversify our product offerings.
     Non-operating Income (Expense), Net
     Non-operating income (expense), net, changed unfavorably by $99,000 to $(74,000) net expense for the nine months ended September 30, 2010 from $25,000 non-operating net income for the nine months ended September 30, 2009. The variance was primarily due to a decrease of $77,000 in interest income, resulting from lower interest rates and lower cash balances, and an increase of $19,000 in interest expense, resulting from capital leases and debt acquired in the purchase of Pump Engineering LLC, during the first nine months of 2010 compared to the first nine months of 2009. The remaining $3,000 variance largely related to an unfavorable change in net foreign currency losses period over period.

Liquidity and Capital Resources
Overview
     Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services and borrowings under our credit facility. From January 1, 2005 through September 30, 2010, we issued common stock for aggregate net proceeds of $83.7 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.
     As of September 30, 2010, our principal sources of liquidity consisted of cash and cash equivalents of $56.8 million, which are invested primarily in money market funds, and accounts receivable of $6.2 million.
     Under a loan and security agreement with a financial institution, amended in May 2010, we are allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the outstanding advances and collateral do not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%. As of September 30, 2010, there were no advances drawn under this line of credit. The amended agreement expires in May 2012 and is collateralized by substantially all of the company’s assets. As of September 30, 2010, we were in compliance with all financial and administrative covenants under this agreement.
     We are expecting to report a net loss for our 2010 fiscal year. Section 6.6(c) of the Loan and Security Agreement between Citibank, N.A. and our company sets forth a covenant that requires our company to meet a minimum net income requirement for the fiscal year. The covenant would not be satisfied if we report a net loss for the fiscal year. We are currently in discussion with Citibank seeking a waiver for this matter. As of September 30, 2010, $7.2 million of the $16.0 million credit line has been utilized as collateral for outstanding irrevocable standby letters of credit, and there are no outstanding draws or other outstanding balance on the credit line. Although there is no assurance that we will be successful in obtaining the waiver, our cash and cash equivalents balance of $56.8 million at September 30, 2010 significantly exceeds the amount of credit utilized to date, and we expect that we will be able to resolve the matter with Citibank or, if necessary, under alternative arrangements, without a material adverse effect on our company.
     During the periods presented, we provided certain customers with irrevocable standby letters of credit to secure our obligations for the delivery of products, performance guarantees and warranty commitments in accordance with sales arrangements. Some of these letters of credit were issued under our revolving line of credit. The letters of credit generally terminate within 12 to 36 months from issuance. As of September 30, 2010, the amounts outstanding on irrevocable letters of credit collateralized under our credit agreement totaled approximately $7.2 million.
     Cash Flows from Operating Activities
     Net cash provided by operating activities was $3.9 million and $5.1 million for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, net loss of $(4.1) million was adjusted to $3.0 million by non-cash items totaling $7.1 million. For the nine months ended September 30, 2009, net income of $2.0 million was adjusted to $4.1 million by non-cash items totaling $2.1 million. Non-cash items primarily include depreciation, amortization, unrealized gains and losses on foreign exchange, share-based compensation, provisions for doubtful accounts and warranty reserves, adjustments for excess and obsolete inventory, and changes in acquisition valuation allowances. Changes in assets and liabilities created a net cash inflow effect of approximately $0.9 million for the nine months ended September 30, 2010 and approximately $0.9 million for the nine months ended September 30, 2009. Net changes in assets and liabilities are primarily attributable to changes in inventory as a result of the timing of order processing and product shipments, changes in accounts receivable and unbilled receivables as a result of timing of invoices and collections for large projects, and changes in prepaid expenses and accrued liabilities as a result of the timing of payments to employees, vendors and other third parties.
     Cash Flows from Investing Activities
     Cash flows used in investing activities primarily relate to capital expenditures to support our growth, as well as increases in our restricted cash used to collateralize our letters of credit.
     Net cash used in investing activities was $6.2 million and $9.9 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease of $3.7 million in net cash used for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to the release of approximately $2.0 million in restricted cash that had been used to collateralize standby letters of credit and an equipment loan and $0.9 million that had been held in escrow for contingent payments related to the acquisition of Pump Engineering, LLC during the current period compared to a net increase in restricted cash of $5.3 million during the nine months ended September 30, 2009. The favorable variance was partially offset by an increase of $4.5 million in cash used for capital expenditures to support seismic upgrades and the build-out of ceramics manufacturing capabilities at our primary manufacturing facility during the first nine months of 2010 compared to the first nine months of 2009.
     Cash Flows from Financing Activities
     Net cash provided by financing activities was $52,000 and $297,000 for the nine months ended September 30, 2010 and 2009, respectively. The $245,000 decrease in net cash flows from financing activities is due to an increase of $213,000 in debt and capital lease payments — a result of assuming additional notes payable and capital leases in a December 2009 business combination — and a decrease of $158,000 in repayments of promissory notes by stockholders for the current period compared to the prior period. The decrease in cash flows provided by financing activities is slightly offset by $126,000 related to stock option and warrant exercises period over period and by excess tax benefits related to share-based compensation arrangements.
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
Contractual Obligations
     We lease facilities under fixed non-cancelable operating leases that expire on various dates through 2019. The total of the future minimum lease payments under these leases as of September 30, 2010 is $14.1 million. For additional information, see Note 8 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements.
     In the course of our normal operations, we also entered into purchase commitments with our suppliers for various key raw materials and components parts. The purchase commitments covered by these arrangements are subject to change based on our sales forecasts for future deliveries. As of September 30, 2010, we had approximately $4.2 million of cancelable and $0.3 million of noncancelable open purchase commitments primarily related to materials and parts.
     We have entered into supply agreements with certain vendors in order to manage the cost and availability of key raw materials. These agreements are subject to minimum annual purchase requirements and are generally noncancelable. Under these agreements, the Company has committed to future raw materials minimum purchases as follows (in thousands):

September 30,
2010
2010 (remaining three months)	—
2011	$2,000
2012	1,600
2013	2,100

$5,700

     We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of September 30, 2010, we believe that our exposure related to these guarantees and indemnities as of September 30, 2010 was not material.

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
     Interest Rate Risk
     At September 30, 2010, we had cash and cash equivalents totaling $56.8 million and restricted cash totaling $7.9 million. These amounts were invested primarily in a money market fund backed by U.S. Treasury securities. The unrestricted cash and cash equivalents are held for working capital purposes, capital expenditures and possible future acquisitions. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future interest income.
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
     (b) Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Our isobaric and turbine energy recovery devices have historically accounted for a high percentage of our revenue. We expect that the revenue from these products will continue to account for most of our revenue in the foreseeable future. Any factors adversely affecting the demand for desalination, including changes in weather patterns, increased precipitation in areas of high human population density, new technology for producing fresh water, increased water conservation or reuse, political changes, changes in the global economy, or changes in industry or local regulations, would reduce the demand for our energy recovery products and services and would cause a significant decline in our revenue. Similarly, any factors adversely affecting the demand for energy recovery products in reverse osmosis desalination, including, new energy technology or reduced energy costs, new methods of desalination that reduce pressure and energy requirements, improvements in membrane technology would reduce the demand for our energy recovery devices and would cause a significant decline in our revenue. Some of the factors that may affect sales of our energy recovery devices may be out of our control.
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
     Planned seawater reverse osmosis desalination projects can be cancelled or postponed due to delays in, or failure to obtain, approval, financing or permitting for plant construction because of political factors, adverse and increasingly uncertain financial conditions or other factors, especially in countries with political unrest. Even though we may have a signed contract to provide a certain number of energy recovery devices by a certain date, shipments may be suspended or delayed at the request of customers. Such shipping delays negatively impact our results of operations and revenue. As a result of these factors, we have experienced and may in the future experience significant variability in our revenue, on both an annual and a quarterly basis.
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
     Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. Since a single order for our energy recovery devices may represent significant revenue, we have experienced significant fluctuations in revenue from quarter to quarter and year to year and we expect such fluctuations to continue. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock would likely decline substantially.
     In addition, factors that may affect our operating results include, among others:
•	fluctuations in demand, sales cycles and pricing levels for our products and services;

•	the cyclical nature of equipment purchasing for planned reverse osmosis desalination plants, which typically results in increased product shipments in the fourth quarter;

•	changes in customers’ budgets for desalination plants and the timing of their purchasing decisions;

•	adverse changes in the local or global financing conditions facing our customers;

•	delays or postponements in the construction of desalination plants;

•	our ability to develop, introduce and timely ship new products and product enhancements that meet customer demand and contractual and technical requirements, including scheduled delivery dates, performance tests and product certifications;

•	the ability of our customers to obtain other key plant components such as high pressure pumps or membranes;

•	our ability to implement scalable internal systems for reporting, order processing, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to maintain efficient factory throughput in our new facility and minimize overhead given significant variability in orders from quarter to quarter and year to year;

•	unpredictability of governmental regulations and political decision-making as to the approval or building of a desalination plant;

•	our ability to control costs, including our operating expenses;

•	our ability to purchase key components, including ceramics, from third party suppliers;

•	our ability to compete against other companies that offer energy recovery solutions;

•	our ability to attract and retain highly skilled employees, particularly those with relevant industry experience; and

•	general economic conditions in our domestic and international markets, including conditions that affect the valuation of the U.S. dollar against other currencies.

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
The success of our business depends in part on our ability to enhance existing products, develop new products for desalination, diversify into new markets by finding new applications for existing products or by developing or acquiring new technology.
     Our future success depends in part on our ability to enhance and scale existing products, and develop new products, for desalination, to find new applications for existing products and services and to develop or acquire new products and services for new markets. While new or enhanced products and services have the potential to meet specified needs of new or existing markets, their pricing may not meet customer expectations and they may not compete favorably with products and services of current or potential competitors. New products may be delayed or cancelled if they do not meet specifications, performance test requirements or quality standards, or perform as expected in a production environment. Product designs also may not scale as expected. We may have difficulty finding new markets for our existing technology or developing or acquiring new products for new markets. Customers may not accept or be slow to adopt new products and services and potential new markets may be too costly to penetrate. In addition, we may not be able to offer our products and services at prices that meet customer expectations without increasing our costs and eroding our margins. If we are unable to develop competitive new products and open new cost-effective markets, our business and results of operations will be adversely affected.
Our plans to manufacture a portion of our ceramic components may prove to be more costly or less reliable than outsourcing.
     We currently outsource the production of our ceramic components to a limited number of ceramic vendors. To diversify our supply of ceramics and retain more control over our intellectual property, we are continuing our efforts to develop a portion of our ceramic needs in house. If we are less efficient at producing our ceramic components or are unable to achieve required yields that are equal to or greater than the vendors to which we outsource, then our cost of revenue may be adversely affected. If we are unable ramp-up the internal production of our ceramics parts on schedule or manufacture these parts in-house cost-effectively and/or one of our ceramics suppliers goes out of business, we may be exposed to increased risk of supply chain disruption and capacity shortages and our business and financial results, including our cost of goods sold and margins may be adversely affected. During the ramp-up phase of bringing our ceramics facility on line, we expect our cost of goods sold to be negatively affected until we optimize production throughput.
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
     A significant portion of our annual sales typically occurs during the fourth quarter, which we believe generally reflects engineering, procurement and construction firm customer buying patterns. A downturn in the market and delays in, or cancellation of, expected sales during the fourth quarter would reduce our quarterly and annual revenue from what we anticipated. Such a reduction might cause our quarterly and annual revenue or quarterly and annual operating results to fall below the expectations of investors and securities analysts or below any guidance we may provide to the market, causing the price of our common stock to decline.
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
     Our existing manufacturing facilities are capable of meeting current demand and demand for the foreseeable future. However, the future growth of our business depends on our ability to successfully expand our manufacturing, research and development and technical testing facilities. In November 2009, we relocated to a new office and manufacturing facility in San Leandro, California, in which the company plans to house its ceramics manufacturing operations. Ceramic throughput capacity is expected to be available in 2011. If our ceramics production capability does not meet expectations, our operating results could be adversely affected.
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
     The manufacture of our products is highly technical and some designs and components of our turbochargers and pumps are custom-made. Our products may contain latent defects or flaws. We test our products prior to commercial release and during such testing have discovered and may in the future discover flaws and defects that need to be resolved prior to release. Resolving these flaws and defects can take a significant amount of time and prevent our technical personnel from working on other important tasks. In addition, our products have contained and may in the future contain one or more flaws that were not detected prior to commercial release to our customers. Some flaws in our products may only be discovered after a product has been installed and used by customers. Any flaws or defects discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty. Our contracts with our customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld or for reasons of good long-term customer relations, we may not be willing to enforce. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be harmed.

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
Registrant: Energy Recovery, Inc.

By:	/s/ G. G. PIQUE	President and Chief Executive Officer	November 5, 2010
	G. G. Pique	(Principal Executive Officer)

	/s/ THOMAS D. WILLARDSON	Chief Financial Officer	November 5, 2010
	Thomas D. Willardson	(Principal Financial Officer)

Exhibit List

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.