Form 10-K
period 2010-12-31
Energy Recovery, Inc.
filed 2011-03-15
CIK 1421517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates amounted to $133.0 million on June 30, 2010.

The number of shares of the registrant’s common stock outstanding as of March 7, 2011 was 52,603,629.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held in June 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

Item 1.	Business

Overview

Energy Recovery, Inc. develops, manufactures and sells high-efficiency energy recovery devices and pumps primarily for use in seawater desalination. Our products make desalination affordable by reducing energy costs. We have one operating segment, the manufacture and sale of high-efficiency energy recovery products and pumps and related parts and services. Additional information on segment reporting is contained in Note 11 of Notes to the Consolidated Financial Statements in this Form 10-K.

During fiscal year 2010, we successfully integrated the operations of our new subsidiary, Pump Engineering, Inc. (“PEI”), which we acquired in December 2009. We consolidated our sales, support engineering and corporate services organizations and aligned our manufacturing activities to the same operational and quality standards. We also completed the build-out of our ceramics factory in San Leandro, California, and commissioned all major pieces of equipment. Although the industry down-turn prevented us from ramping up our ceramics production as planned, we still expect to manufacture a substantial portion of our ceramics needs in-house by the end of 2011. We expect our investment in the material science and manufacturing of ceramics to advance product quality and to reduce production costs as production volume increases. For a discussion of risks attendant to our planned in-house manufacture of some ceramic components of our PX devices, see “Risk Factors — Our plans to manufacture a portion of our ceramic components may prove to be more costly or less reliable than outsourcing,” in Item 1A, which is incorporated herein by reference.

Despite the slow-down in our industry, we continued to strengthen our competitive position as the leading supplier of energy recovery devices for desalination. In 2010, we manufactured and shipped the world’s largest turbochargers for the world’s largest desalination plant in Magtaa, Algeria. Our newest and most advanced pressure exchanger product to date, the PX-300, also gained market acceptance and was sold for both large and small projects. We expect this product to represent a higher percentage of our net revenue in 2011. In 2010, we continued to focus engineering resources on enhancing our turbochargers, PX devices and pump offerings. We also initiated the development of several new product lines for applications outside desalination. We anticipate that at least one of these products will advance to beta testing in 2011.

In 2011, we expect that the desalination industry will continue to experience the delayed effects of the global economic downturn, which is likely to affect our revenue, especially revenue from sales of products for large desalination projects, manufacturing through-put and profitability for 2011.

Our company was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001. We became a public company in July 2008. The company has five wholly owned subsidiaries: Osmotic Power, Inc., Energy Recovery, Inc. International, Energy Recovery Iberia, S.L., ERI Energy Recovery Ireland Ltd. and Pump Engineering, Inc. They were incorporated in September 2005, July 2006, September 2006, April 2010 and November 2009, respectively.

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

Our Products

We make energy recovery devices and high pressure and circulation pumps primarily for use in seawater desalination plants that use reverse osmosis technology. Our products are sold under the trademarks

AquaBoldtm, AquaSpiretm, ERItm, PXtm, Pressure Exchangertm, PX Pressure Exchangertm, PEItm, Pump Engineeringtm and Quadribarictm. Our energy recovery products reduce plant operating costs by capturing and reusing the otherwise lost pressure energy from the reject stream of the desalination process. Use of energy recovery devices can reduce energy consumption by up to an estimated 60% compared to desalination without energy recovery. By reducing energy costs, our devices increase the cost-competitiveness of reverse osmosis desalination compared to other means of fresh water production, including thermal desalination. Our pumps are designed for high efficiency and complement the operation of our energy recovery devices.

Energy Recovery Devices.  We develop and sell two main lines of energy recovery devices: PX Pressure Exchanger devices and turbochargers. Each line includes a range of models and sizes to address the breadth of required process flow rates, plant designs and sizes.

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

High Pressure and Circulation Pumps.  We manufacture and sell high pressure feed, circulation and booster pumps for use with our energy recovery devices in reverse osmosis desalination plants. Our current line of pumps includes the AquaBold series (AquaBold 2x3x5, AquaBold 3x4x7 and AquaBold 4x6x9); the AquaSpire series (AquaSpire-300, AquaSpire-450, AquaSpire-600, AquaSpire-900, AquaSpire-1200, AquaSpire-1800, AaquaSpire-2400, AquaSpire-3600, AquaSpire-4800, AquaSpire-7200 and AquaSpire-9600) and a line of small circulation pumps.

Technical Support and Replacement Parts.  We provide engineering and technical support to customers during product installation and plant commissioning. We also offer replacement parts and services for our PX devices and turbochargers . Our PX devices and turbochargers are also used to retrofit or replace older energy recovery devices in existing desalination plants.

Customers

Our customers include a limited number of major international engineering, procurement and construction firms which design and build large desalination plants, and a number of original equipment manufacturers (OEMs), companies that supply equipment and packaged solutions for small to medium-sized desalination plants.

Large engineering, procurement and construction firms.  Historically, most of our revenue has come from sales of products to the large engineering, procurement and construction firms worldwide that have the required desalination expertise to engineer, undertake procurement for, construct and sometimes own and operate large desalination plants or mega-projects. We work with these firms to specify our products for their plants. The time between project tender to product shipment can range from six to 16 months. Each mega-project typically represents a revenue opportunity of between $2 million to $10 million.

A limited number of these engineering, procurement and construction firms account for 10% or more of our net revenue. For the year ended December 31, 2010, two customers — Thiess Degremont J.V. (a joint venture of Thiess Pty Ltd. and Degremont S.A.) and Hydrochem (S) Pte Ltd (a Hyflux company) — accounted for approximately 23% and 12% of our net revenue, respectively. For the year ended December 31, 2009, three customers — IDE Technologies, Ltd., Acciona Agua, and UTE Mostaganem (a consortium of Inima and Aqualia) — accounted for approximately 20%, 11%, and 11% of our net revenue, respectively. For the year ended December 31, 2008, two customers accounted for approximately 16% and 11% of our net revenue — Hyflux Limited and Befesa Agua S.A. (including affiliated joint ventures), respectively. No other customers accounted for more than 10% of our total revenue during any of this period.

Original Equipment Manufacturers.  We also sell our products and services to suppliers of pumps and other water-related equipment for assembly and use in small to medium-sized desalination plants located in hotels, power plants, cruise ships, farm operations, island bottlers, and small municipalities. These original equipment manufacturers also purchase our products for “quick water” or emergency water solutions. In this market, the time from project tender to shipment ranges from one to three months.

Competition

The market for energy recovery devices and pumps in desalination plants is competitive. As the demand for fresh water increases and the market expands, we expect competition to persist and intensify.

We have two main competitors for our energy recovery devices: Flowserve Corporation (Flowserve) based in Irving, Texas and Fluid Equipment Development Company (FEDCO) based in Monroe, Michigan. We compete with these companies on the basis of price, technology, materials, efficiency and life cycle maintenance costs. We believe that our products have a competitive advantage, even though these companies may offer competing products at prices lower than ours, because we believe that our products are the most cost-effective energy recovery devices for reverse osmosis desalination over time.

In the market for large desalination projects, our PX devices and large turbochargers compete primarily with Flowserve’s DWEER product. We believe that our PX devices have a competitive advantage over the DWEER because they are made with highly durable and corrosion-proof ceramic parts, have a simple design with one moving part, have a small physical footprint, provide system redundancy and scaling capability, and offer lower life cycle maintenance costs. We believe our large turbocharger products have a competitive advantage over the DWEER product, particularly in countries where energy costs are low and upfront capital costs are a key factor in purchase decisions, because our turbocharger products have lower upfront capital costs, a simple design with one moving part, a small physical footprint and a long operating life which leads to low total life cycle costs.

In the market for small to medium-sized desalination plants, our products compete with Flowserve’s Pelton turbines and FEDCO turbochargers. We believe that our PX devices have a competitive advantage over these products because our devices provide up to 98% energy transfer efficiency, have lower life cycle maintenance costs, and are made of highly durable and corrosion-proof ceramic parts. We believe that our turbochargers compete favorably with Pelton turbines on the basis of efficiency and price, and that our turbochargers have design advantages over competing turbochargers that enhance efficiency and serviceability.

In the market for high pressure pumps, our products compete with pumps manufactured by Clyde Union Ltd. based in Glasgow, Scotland; FEDCO, Flowserve, Duchting Pumpen Maschinenfabrik GmbH & Co KG based in Witten, Germany; KSB Aktiengesellschaft based in Frankenthal, Germany; Torishima Pump Mfg. Co., Ltd. based in Osaka, Japan and Sulzer Pumps, Ltd. based in Winterthur, Switzerland and other companies. We believe that our pump products have a competitive advantage over these competitive products because our pumps are developed specifically for reverse osmosis desalination, are highly efficient and feature product lubricated bearings.

Sales and Marketing

We market and sell our products directly to customers through our sales organization and, in some countries, through authorized, independent sales agents. In 2010, we integrated our PEI and ERI sales operations. Our current sales organization now has two groups, the Mega-Projects Group, which is responsible for sales of our PX devices and large turbochargers for desalination projects exceeding 50,000 cubic meters per day; and our OEM Group, which is responsible for sales of PX devices, turbochargers and pumps for plants designed to produce less than 50,000 cubic meters per day.

A significant portion of our revenue is from outside of the United States. Sales in the United States represented 7.3%, 6.4%, and 6.7% of our net revenue for the fiscal years 2010, 2009, and 2008, respectively. Additional geographical information regarding our net revenues is included in Note 11 to the Consolidated Financial Statements in this Form 10-K.

Since many of the large engineering, procurement, and construction firms that specialize in large projects are located in the Mediterranean region, we have a sales and technical center in Madrid, Spain. Our office in Dubai, United Arab Emirates serves the Middle East where many desalination plants and key engineering, procurement and construction firms are located. We also have a sales office in Shanghai, China to address this emerging market for our energy recovery products. We have U.S. sales offices in California and Michigan.

Manufacturing

We have manufacturing facilities in San Leandro, California where our PX devices are made, assembled and tested, and in New Boston, Michigan where our turbochargers and pumps are manufactured and tested. We purchase unfinished ceramic components for our PX products from several suppliers and in 2010, we started to produce some ceramic components in our new ceramics factory in our San Leandro facility. For our PX devices, we depend on two suppliers for our vessel housing and a single supplier for stainless steel castings. For our turbochargers and pumps, we rely on a limited number of foundries for castings. We finish machining and assemble in-house all ceramic components of our PX devices and many components of our turbochargers and pumps to protect the proprietary nature of our methods of manufacturing and product designs and to maintain quality standards.

For a discussion of risks attendant to our manufacturing activities, see “Risk Factors — We depend on a limited number of suppliers for some of our components. If our suppliers are not able to meet our demand and/or requirements, our business could be harmed,” and “Risk Factors — We depend on a limited number of vendors for our supply of ceramics, which is a key component of our PX products. If any of our ceramics vendors cancels its commitments or is unable to meet our demand and/or requirements, our business could be harmed,” in Item 1A, which is incorporated herein by reference. For a discussion of risks attendant to our planned in-house manufacture of some ceramic components of our PX devices, see “Risk Factors — Our plans to manufacture a portion of our ceramic components may prove to be more costly or less reliable than outsourcing,” in Item 1A, which is incorporated herein by reference.

Research and Development

Design, quality and innovation are key facets of our corporate culture. Our development efforts are focused on enhancing our existing energy recovery devices and pumps for the desalination market and advancing our know-how in the material science and manufacturing of ceramics. In 2010, our engineering work also led to the development of several potential new product lines for applications inside and outside of seawater desalination. Research and development expense totaled $3.9 million for 2010, $3.0 million for 2009, and $2.4 million for 2008. We expect research and development costs to increase in the future as we continue to advance our existing technology and to develop new energy recovery and efficiency-enhancing solutions for markets outside seawater desalination.

For a discussion of risks attendant to our research and development activities, see “Risk Factors — The success of our business depends in part on our ability to enhance and scale our existing products, develop new products for desalination, and diversify into new markets by developing or acquiring new technology,” in Item 1A, which is incorporated herein by reference.

Intellectual Property

We seek patent protection for new technology, inventions and improvements that are likely to be incorporated into our products. We rely on trade secret law and contractual safeguards to protect the proprietary tooling, processing techniques and other know-how used in the production of our products.

We have ten U.S. patents and sixteen patents outside the U.S. that are counterparts of several of the U.S. patents. The U.S. patents expire between 2011 and 2027, and the corresponding international patents expire at various dates through 2021. We have also applied for five additional U.S. patents and there are thirty-six pending foreign applications corresponding to the U.S. patents and patent applications and two pending international applications.

We have registered the following trademarks with the United States Patent and Trademark office: “ERI,” “PX,” “PX Pressure Exchanger,” “Pressure Exchanger,” the ERI logo and “Making Desalination Affordable.” We have also applied for and received registrations in international trademark offices.

For a discussion of risks attendant to intellectual property rights, see “Risk Factors — If we are unable to protect our technology or enforce our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights,” in Item 1A, which is incorporated herein by reference.

Employees

As of December 31, 2010, we had 129 employees: 46 in manufacturing; 40 in corporate services and management; 25 in sales and marketing; and 18 in engineering/ research and development. Fifteen (15) of these employees were located outside of the United States. We also from time to time engage a relatively small number of independent contractors. We have not experienced any work stoppages. Our employees are not unionized.

Item 1A.	Risk Factors

Almost all of our revenue is derived from sales of energy recovery devices and pumps used in reverse osmosis desalination; a decline in demand for desalination or the reverse osmosis method of desalination will reduce demand for our products and will cause our sales and revenue to decline.

Products for the desalination market have historically accounted for a high percentage of our revenue. We expect that the revenue from these products will continue to account for most of our revenue in the foreseeable future. Any factors adversely affecting the demand for desalination, including changes in weather patterns, increased precipitation in areas of high human population density, new technology for producing fresh water, increased water conservation or reuse, political changes and unrest, changes in the global economy, or changes in industry or governmental regulations, would reduce the demand for our energy recovery products and services and would cause a significant decline in our revenue. Similarly, any factors adversely affecting the demand for energy recovery products in reverse osmosis desalination, including, new energy technology or reduced energy costs, new methods of desalination that reduce pressure and energy requirements, improvements in membrane technology would reduce the demand for our energy recovery devices and would cause a significant decline in our revenue. Some of the factors that may affect sales of our energy recovery devices and pumps may be out of our control.

We depend on the construction of new desalination plants for revenue, and as a result, our operating results have experienced, and may continue to experience, significant variability due to volatility in capital spending, availability of project financing, and other factors affecting the water desalination industry.

We derive substantially all of our revenue from sales of products and services used in desalination plants for municipalities, hotels, resorts and agricultural operations in dry or drought-ridden regions of the world. The demand for our products may decrease if the construction of desalination plants declines for political, economic or other factors, especially in these regions. Other factors that could affect the number and capacity of desalination plants built or the timing of their completion include: the availability of required engineering and design resources, a weak global economy, shortage in the supply of credit and other forms of financing, changes in government regulations, permitting requirements or priorities, or reduced capital spending for desalination. Each of these factors could result in reduced or uneven demand for our products. Pronounced variability or delays in the construction of desalination plants or reductions in spending for desalination could negatively impact our sales and revenue and make it difficult for us to accurately forecast our future sales and revenue, which could lead to increased inventory and use of working capital.

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

Planned seawater reverse osmosis desalination projects can be cancelled or postponed due to delays in, or failure to obtain, approval, financing or permitting for plant construction because of political factors, including political unrest in key desalination markets, such as the Middle East, or adverse and increasingly uncertain financial conditions or other factors. Even though we may have a signed contract to provide a certain number of energy recovery devices by a certain date, shipments may be suspended or delayed at the request of customers. Such shipping delays negatively impact our results of operations and revenue. As a result of these factors, we have experienced and may in the future experience significant variability in our revenue, on both an annual and a quarterly basis.

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

There are a limited number of large engineering, procurement and construction firms in the desalination industry and these customers account for a substantial portion of our net revenue. One or more of these customers represents 10% or more of our total revenue each year and the customers in this category vary from year to year. See Note 12 — “Concentrations” to the Consolidated Financial Statements regarding the impact of customer concentrations on our Consolidated Financial Statements. Since we do not have long-term contracts with these large customers but sell to them on a purchase order or project basis, these orders may be postponed or delayed on short or no notice. If any of these customers reduces or delays its purchases, cancels a project, decides not to specify our products for future projects, fails to attract and retain qualified engineers and other staff, fails to pay amounts due us, experiences financial difficulties or reduced demand for its services, we may not be able to replace that lost business and our projected revenue may significantly decrease, which will adversely affect our financial condition and future growth.

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

Given the specialized nature of our business, we must hire highly skilled professionals for certain positions with industry-specific experience. Given the relative recent growth in the reverse osmosis desalination industry, the number of qualified candidates for certain positions is limited. Our ability to grow depends on recruiting and retaining skilled employees with relevant experience, competing with larger, often better known companies and offering competitive total compensation packages. Our failure to retain existing or attract future talented and experienced key personnel could harm our business.

The success of our business depends in part on our ability to enhance and scale our existing products, develop new products for desalination, diversify into new markets by developing or acquiring new technology and to generate and fulfill sales orders for new products.

Our future success depends in part on our ability to enhance and scale existing products and to develop new products for desalination and applications outside desalination. While new or enhanced products and services have the potential to meet specified needs of new or existing markets, their pricing may not meet customer expectations and they may not compete favorably with products and services of current or potential competitors. New products may be delayed or cancelled if they do not meet specifications, performance requirements or quality standards, or perform as expected in a production environment. Product designs also may not scale as expected. We may have difficulty finding new markets for our existing technology or developing or acquiring new products for new markets. Customers may not accept or be slow to adopt new products and services and potential new markets may be too costly to penetrate. In addition, we may not be able to offer our products and services at prices that meet customer expectations without increasing our costs and eroding our margins. We may also have difficulty executing plans to break into new markets, expanding our operations to successfully manufacture new products or scaling our operations to accommodate increased business. If we are unable to develop competitive new products, open new cost-effective markets, and scale our business to support increased sales and new markets, our business and results of operations will be adversely affected.

Our plans to manufacture a portion of our ceramic components may prove to be more costly or less reliable than outsourcing.

We outsource the production of our ceramic components to a limited number of ceramic vendors. In 2010, to diversify our supply of ceramics and retain more control over our intellectual property, we developed our own ceramics plant at our headquarters in San Leandro, California to manufacture some of our ceramics components. If we are less efficient at producing our ceramic components or are unable to achieve required yields that are equal to or greater than the vendors to which we outsource, then our cost of manufacturing may be adversely affected. If we are unable ramp-up the internal production of our ceramics parts or manufacture these parts in-house cost-effectively and/or one of our ceramics suppliers goes out of business, we may be exposed to increased risk of supply chain disruption and capacity shortages and our business and financial results, including our cost of goods sold and margins may be adversely affected. During the ramp-up phase of bringing our ceramics facility on line, we expect our cost of goods sold to be negatively affected until we optimize production throughput.

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

We rely on a limited number of vendors to produce ceramics components for our PX products. If any of our ceramic suppliers were to have financial difficulties, cancel or materially change their commitments with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products and we are unable to make up that shortfall through in-house production, we could lose customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition.

We depend on a limited number of suppliers for some of our components. If our suppliers are not able to meet our demand and/or requirements, our business could be harmed.

We rely on a limited number of suppliers to produce vessel housings and stainless steel castings for our PX devices and castings for our PEI turbochargers and pumps. Our reliance on a limited number of manufacturers for these parts involves a number of risks, including reduced control over delivery schedules, quality assurance, manufacturing yields, production costs and lack of guaranteed production capacity or product supply. We do not have long term supply agreements with these suppliers and instead secure manufacturing availability on a purchase order basis. Our suppliers have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacities of these suppliers and our suppliers may reallocate capacity to other customers, even during periods of high demand for our products. We have in the past experienced and may in the future experience quality control issues and delivery delays with our suppliers due to factors such as high industry demand or the inability of our vendors to consistently meet our quality or delivery requirements. If our suppliers were to cancel or materially change their commitments with us or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition. We may qualify additional suppliers in the future which would require time and resources. If we do not qualify additional suppliers, we may be exposed to increased risk of capacity shortages due to our complete dependence on our current supplier.

We are subject to risks related to product defects, which could lead to warranty claims in excess of our warranty provisions or result in a significant or a large number of warranty or other claims in any given year.

We provide a warranty for our PX and PEI brand products for a period of one to two years and provide up to a 6 year warranty for the ceramic components of our PX brand products. As our ceramics technology evolves, we may increase the ceramics warranty beyond 6 years. We test our products in our manufacturing facilities through a variety of means. However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market, or will replicate the harsh, corrosive and varied conditions of the desalination plants and other plants in which they are installed. In addition, certain components of our turbochargers and pumps are custom-made and may not scale or perform as required in production environments. Accordingly, there is a risk that we may have significant warranty claims or breach supply agreements due to product defects. We may incur additional operating expenses if our warranty provisions do not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, they could adversely affect our business, financial condition and results of operations. While the number of warranty claims has not been significant to date, we have only offered up to a six year warranty on the ceramic components of our PX products in new sales agreements executed after August 7, 2007, and we have only offered PEI products since December 2009 when we acquired Pump Engineering, LLC. Accordingly, we cannot quantify the error rate of our products and the ceramic components of our PX products with statistical accuracy and cannot assure that a large number of warranty claims will not be filed in a given year. As a result, our operating expenses may increase if a significant or large number of warranty or other claims are filed in any specific year, particularly towards the end of any given warranty period.

If we are unable to protect our technology or enforce our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.

Our competitive position depends on our ability to establish and maintain proprietary rights in our technology and to protect our technology from copying by others. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which may offer only limited protection. We hold a limited number of United States patents and patents outside the U.S. that are counterparts to several of the U.S. patents and when their terms expire, we could become more vulnerable to increased competition. We do not hold issued patents in many of the countries where competing products are used though we do have pending applications in countries where we have substantial sales activity. Accordingly, the protection of our intellectual property in some of those countries may be limited. We also do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated. Moreover, while we believe our remaining issued patents are essential to the protection of our technology, the rights granted under any of our issued patents or patents that may be issued in the future may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. In addition, our granted patents may not prevent misappropriation of our technology, particularly in foreign countries where intellectual property laws may not protect our proprietary rights as fully as those in the United States. This may render our patents impaired or useless and ultimately expose us to currently unanticipated competition. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of management resources, either of which could harm our business.

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

Our business entails significant costs that are fixed or difficult to reduce in the short-term while demand for our products is variable and subject to downturns, which may adversely affect our operating results.

Our business requires investments in facilities, equipment, R&D and training that are either fixed or difficult to reduce or scale in the short term. At the same time, the market for our products is variable and has experienced downturns due to factors such as economic recessions, increased precipitation, uncertain global financial markets, and political changes, many of which are outside our control. During periods of reduced product demand, we may experience periods of excess manufacturing capacity, resulting in high overhead , which may cause gross margin, cash flow and profitability to vary in the short and long term. Similarly, while we believe that our existing manufacturing facilities are capable of meeting current demand and demand for the foreseeable future, the continued success of our business depends on our ability to expand our manufacturing, research and development and testing facilities to meet market needs. If we are unable to respond timely to an increase in demand, our revenue, gross margin, cash flow and profitability may be adversely affected.

If we need additional capital to fund future growth, it may not be available on favorable terms, or at all.

We have historically relied on outside financing to fund our operations, capital expenditures and expansion. In our initial public offering in July 2008, we issued approximately 10,000,000 shares of common stock at $8.50 per share before underwriting discount and issuing expenses. We may require additional capital from equity or debt financing in the future to fund our operations, or respond to competitive pressures or strategic opportunities. We may not be able to secure such additional financing on favorable terms, or at all. The terms of additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences or privileges senior to those of existing or future holders of our common stock. If we are unable to obtain necessary financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

If foreign and local government entities no longer guarantee and subsidize, or are willing to engage in, the construction and maintenance of desalination plants and projects, the demand for our products would decline and adversely affect our business.

Our products are used in seawater reverse osmosis desalination plants which are often constructed and maintained with local, regional or national government guarantees and subsidies, including tax-free bonds. The rate of construction of desalination plants depends on each governing entity’s willingness and ability to obtain and allocate funds for such projects, which capabilities may be affected by the current weak global financial system and credit market and the weak global economy. In addition, some desalination projects in the Middle East and North Africa have been funded by budget surpluses resulting from once high crude oil and natural gas prices. Since prices for crude oil and natural gas vary, governments in those countries may not have the necessary funding for such projects and may cancel the projects or divert funds allocated for them to other projects. Political unrest, coups or changes in government administrations may also result in policy or priority changes that may also cause governments to cancel, delay or re-contract planned or ongoing projects. Government embargoes may also prohibit sales into certain countries. As a result, the demand for our products could decline and negatively affect our revenue base, our overall profitability and pace of our expected growth. For example, in late 2009, the Algerian government increased the percentage of required government ownership in desalination plants, which led to the cancellation of the government’s contract with a large U.K. engineering, procurement and construction firm and the cancellation or delay in sales of our products.

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

Our international contracts and operations subject us to a variety of additional risks, including:

•	political and economic uncertainties, which the current global economic crisis may exacerbate;

•	uncertainties related to the application of local contract and other laws, including reduced protection for intellectual property rights;

•	trade barriers and other regulatory or contractual limitations on our ability to sell and service our products in certain foreign markets;

•	difficulties in enforcing contracts, beginning operations as scheduled and collecting accounts receivable, especially in emerging markets;

•	increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	competing with non-U.S. companies not subject to the U.S. Foreign Corrupt Practices Act;

•	difficulty in attracting, hiring and retaining qualified personnel; and

•	increasing instability in the capital markets and banking systems worldwide, especially in developing countries, that may limit project financing availability for the construction of desalination plants.

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

As a public company, SEC rules require that we maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of published financial statements in accordance with generally accepted accounting principles, or GAAP, in the United States. Accordingly, we are required to document and test our internal controls and procedures to assess the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. In the future, we may identify material weaknesses and deficiencies which we may not be able to remediate in a timely manner. Our acquisition of Pump Engineering, LLC and possible future acquisitions may increase this risk by expanding the scope and nature of operations over which we must develop and maintain internal control over financial reporting. If there are material weaknesses or deficiencies in our internal control, we will not be able to conclude that we have maintained effective internal control over financial reporting or our independent registered public accounting firm may not be able to issue an unqualified report on the effectiveness of our internal control over financial reporting. As a result, our ability to report our financial results on a timely and accurate basis may be adversely affected and investors may lose confidence in our financial information, which in turn could cause the market price of our common stock to decrease. We may also be required to restate our financial statements from prior periods. In addition, testing and maintaining internal control will require increased management time and resources. Any failure to maintain effective internal control over financial reporting could impair the success of our business and harm our financial results and you could lose all or a significant portion of your investment. If we have material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform to GAAP. These accounting principles are subject to interpretation by the SEC and various other bodies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the interpretation of our current practices may adversely affect our reported financial results or the way we conduct our business.

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

Item 4.	[Reserved]

PART II

Item 5.	Market for the Registrant’s Common Stock Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since July 2, 2008, our common stock has been quoted on the Nasdaq Global Market under the symbol “ERII”.

The following table sets forth the high and low sales prices of our common stock for the periods indicated.

	High	Low

2009
First Quarter	$8.67	$4.50
Second Quarter	$8.79	$5.60
Third Quarter	$7.40	$4.89
Fourth Quarter	$7.28	$5.40
2010
First Quarter	$7.25	$5.75
Second Quarter	$6.40	$3.15
Third Quarter	$4.23	$3.08
Fourth Quarter	$3.99	$3.30

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

Stockholders

As of March 8, 2011, there were approximately 83 stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

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

COMPARISON OF 30 MONTH CUMULATIVE TOTAL RETURN*
Among Energy Recovery Inc., The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 7/2/08 in stock or 6/30/08 in index, including reinvestment of dividends. Fiscal year ending December 31.

	6/30/08 or
	7/2/08(1)	12/31/08	12/31/09	12/31/10
Energy Recovery, Inc.	100.00	77.11	69.99	37.23
NASDAQ Composite	100.00	68.38	99.29	116.72
Peer Group	100.00	62.14	89.14	100.52

(1)	The index measurement date is 6/30/08; stock measurement dates are 7/2/08

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

During the period from the offering through December 31, 2010, we used approximately $20.0 million, including amounts held in escrow, for the acquisition of Pump Engineering, LLC.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006

Consolidated Statement of Income Data:
Net revenue	$45,853	$47,014	$52,119	$35,414	$20,058
Cost of revenue	23,781	17,595	18,933	14,852	8,131

Gross profit	22,072	29,419	33,186	20,562	11,927
Operating expenses:
General and administrative	17,038	13,756	11,321	4,299	3,372
Sales and marketing	8,205	6,472	6,549	5,230	3,648
Research and development	3,943	3,041	2,415	1,705	1,267
Gain on fair value remeasurement	(2,147)	—	—	—	—

Total operating expenses	27,039	23,269	20,285	11,234	8,287

Income (loss) from operations	(4,967)	6,150	12,901	9,328	3,640
Other income (expense):
Interest expense	(73)	(46)	(79)	(105)	(77)
Interest and other income (expense)	(194)	54	873	517	58

Income (loss) before provision for (benefit from) income taxes	(5,234)	6,158	13,695	9,740	3,621
Provision for (benefit from) income taxes	(1,626)	2,472	5,032	3,947	1,239

Net income (loss)	$(3,608)	$3,686	$8,663	$5,793	$2,382

Earnings (loss) per share-basic	$(0.07)	$0.07	$0.19	$0.15	$0.06
Earnings (loss) per share-diluted	$(0.07)	$0.07	$0.18	$0.14	$0.06
Number of shares used in per share calculations:
Basic	52,072	50,166	44,848	39,060	38,018
Diluted	52,072	52,644	47,392	41,433	40,244

	As of December 31,
	2010	2009	2008	2007(1)	2006(1)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$55,338	$59,115	$79,287	$240	$42
Total assets	133,917	142,969	120,612	28,227	17,937
Long-term liabilities	2,770	4,505	420	620	234
Total liabilities	13,117	22,000	13,613	8,166	9,810
Total stockholders’ equity	120,800	120,969	106,999	20,061	8,127

(1)	Certain prior period balances have been reclassified to conform to the current period presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements in this report include, without limitation, statements about the following:

•	our plan to enhance our existing energy recovery devices and to develop and manufacture new and enhanced versions of these devices;

•	our belief that sales of our PX-300 device will represent a higher percentage of our net revenue in 2011;

•	our belief that the ceramics components of our PX device will result in low life cycle maintenance costs and that our turbocharger devices have long operating lives;

•	our objective of finding new applications for our technology and developing new products for use outside of desalination;

•	our expectation that our 2011 revenue, especially revenue derived from sales of products to large desalination projects, will be impacted by the effects of the global economic downturn and credit crises;

•	our belief that our products are the most cost effective energy recovery devices over time;

•	our plan to manufacture a portion of our ceramics components internally and our expectation that in-house production of ceramics will reduce production costs;

•	our expectation that our expenditures for research and development will increase;

•	our expectation that we will continue to rely on sales of our energy recovery devices for a substantial portion of our revenue;

•	our belief that our current facilities will be adequate through 2011;

•	our expectation that sales outside of the United States will remain a significant portion of our revenue;

•	our expectation that future sales and marketing expense will increase as revenues increase;

•	our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months; and

•	our expectation that, as we expand our international sales, a small portion of our revenue could continue to be denominated in foreign currencies.

All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Item 1A: Risk Factors” and are based on information available to us as of March 14, 2011. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Item 1A: Risk Factors,” and our results disclosed from time to time in our reports on Forms 10-Q and 8-K and our Annual Reports to Stockholders.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this report.

Overview

We are in the business of designing, developing and manufacturing energy recovery devices for seawater reverse osmosis desalination. Our company was founded in 1992 and we introduced the initial version of our Pressure Exchangertm energy recovery device in early 1997. In December 2009, we acquired Pump

Engineering, LLC, which manufactures centrifugal energy recovery devices, known as turbochargers, and high pressure pumps.

A significant portion of our net revenue typically has been generated by sales to a limited number of large engineering, procurement and construction firms, which are involved with the design and construction of larger desalination plants. Sales to these firms often involve a long sales cycle, which can range from 6 to 16 months. A single large desalination project can generate an order for numerous energy recovery devices and generally represents an opportunity for significant revenue. We also sell our devices to many small to medium size original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer energy recovery devices per plant and have shorter sales cycles.

Due to the fact that a single order for our energy recovery devices by a large engineering, procurement and construction firm for a particular plant may represent significant revenue, we often experience significant fluctuations in net revenue from quarter to quarter and from year to year. In addition, historically our engineering, procurement and construction firm customers tend to order a significant amount of equipment for delivery in the fourth quarter and, as a consequence, a significant portion of our annual sales typically occurs during that quarter. In fiscal year 2010, the fourth quarter revenues did not reflect as high of a percentage of the annual revenues as in past years due to shipment delays caused by customer project delays.

A limited number of our customers account for a substantial portion of our net revenue and accounts receivables. Revenue from customers representing 10% or more of total revenue varies from period to period. For the year ended December 31, 2010, two customers accounted for approximately 35% of our net revenue, for the year ended December 31, 2009, three customers accounted for approximately 42% of our net revenue, and for the year ended December 31, 2008, two customers accounted for approximately 27% of our net revenue. No other customers accounted for more than 10% of the Company’s net revenue during any of these periods. See Note 12 — “Concentrations” in the Notes to Consolidated Financial Statements for further customer concentration detail.

During the years ended December 31, 2010, 2009 and 2008, most of our revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our revenue for the foreseeable future.

Our revenue is principally derived from the sales of our energy recovery devices. We also derive revenue from the sale of our high pressure and circulation pumps, which we manufacture and sell in connection with our energy recovery devices for use in desalination plants. We also receive incidental revenue from the sale of spare parts and from services, including start-up and commissioning services, that we provide for our customers. We expect our revenue in 2011 to be affected by the delayed effects of the global economic downturn on our industry.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition, warranty costs, share-based compensation, inventory valuation, allowances for doubtful accounts, income taxes (including our evaluation of the need for any valuation allowance on our deferred tax assets), valuation of goodwill and other intangible assets, and our evaluation and measurement of contingencies, including contingent consideration.

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

Property and Equipment

Property and equipment is recorded at cost and reduced by accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are generally three to ten years. We own our manufacturing facility in New Boston, Michigan, which is depreciated over an estimated useful life of 39 years. A small portion of our manufacturing equipment was acquired under capital lease obligations. These assets are amortized over periods consistent with depreciation of owned assets of similar types, generally five to seven years. Certain equipment used in the development and manufacturing of ceramic components is generally depreciated over estimated useful lives of up to ten years. Leasehold improvements represent remodeling and retrofitting costs for leased office and manufacturing space and are depreciated over the shorter of either the estimated useful lives or the term of the lease using the straight-line method. Software purchased for internal use consists primarily of amounts paid for perpetual licenses to third party software providers and are depreciated over the estimated useful lives, generally three to five years. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

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

Acquired intangible assets with determinable useful lives are amortized on a straight-line or accelerated basis over the estimated periods benefited, ranging from one to 20 years. Acquired intangible assets with contractual terms are generally amortized over their respective legal or contractual lives. Customer relationships and other noncontractual intangible assets with determinable lives are amortized over periods generally ranging from five to 20 years. Patents developed internally are recorded at cost and amortized on a straight-line basis over their expected useful life of 16 to 20 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. Goodwill is not amortized, but is evaluated annually for impairment or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. As of December 31, 2010 and 2009, acquired intangibles, including goodwill, relate to the acquisition of Pump Engineering, LLC during the fourth quarter of 2009. See Note 4. — “Goodwill and Intangible Assets” to the Consolidated Financial Statements included in this report for further discussion of intangible assets.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable and accrued expenses, accounts payable, and debt. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.

Fair Value Measurements

We follow the authoritative guidance for fair value measurements and disclosures, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

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

Our cash and restricted cash balances are measured at fair value on a recurring basis using market prices on active markets for identical securities (Level 1). The carrying amounts of accounts receivable, accounts payable and other accrued expenses approximate fair value because of the short maturity of those instruments. The carrying amount of the contingent consideration arising from our acquisition of Pump Engineering, LLC is measured at fair value on a recurring basis using unobservable inputs in which little or no market activity exists (Level 3). We estimate fair value of the contingent consideration based on an assessment of the weighted probability of payment under various scenarios.

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

Share-Based Compensation

We measure and recognize share-based compensation expense based on the fair value measurement for all share-based payment awards made to our employees and directors, including restricted stock units, restricted shares and employee stock options, over the requisite service period — generally the vesting period of the awards — for awards expected to vest. The fair value of restricted stock units and restricted stock is based on our stock price on the date of grant. The fair value of stock options is calculated on the date of grant using the Black-Scholes option-pricing model, which requires a number of complex assumptions, including expected life, expected volatility, risk-free interest rate, and dividend yield. The estimation of awards that will ultimately vest requires judgment and, to the extent actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised. See Note 9 — “Share-Based Compensation” to the Consolidated Financial Statements included in this report for further discussion of share-based compensation.

Foreign Currency

Our reporting currency is the U.S. dollar, while the functional currencies of our foreign subsidiaries are their respective local currencies. The asset and liability accounts of our foreign subsidiaries are translated from their local currencies at the rates in effect at the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Gains and losses resulting from the translation of our subsidiary balance sheets are recorded as a component of accumulated other comprehensive income. Realized gains and losses from foreign currency transactions are recorded in other income and expense in the Consolidated Statements of Operations.

Income Taxes

Current tax assets and liabilities are based upon an estimate of taxes refundable or payable for each of the jurisdictions in which the company is subject to tax. In the ordinary course of business there is inherent uncertainty in quantifying income tax positions. We assess income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. When applicable, associated interest and penalties are recognized as a component of income tax expense. Accrued interest and penalties are included within the related tax asset or liability on the Consolidated Balance Sheets.

Deferred income taxes are provided for temporary differences arising from differences in basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining whether and to what extent any valuation allowance is needed on our deferred tax assets. At December 31, 2010 and 2009, we have not provided any valuation allowance against our deferred tax assets, based on our evaluation of the weight of available evidence including available taxable income in prior carry back years and our five year history of profitability (2005 through 2009). During 2010, we incurred an operating and net loss and we expect such losses to continue into 2011 as our industry seeks to recover from the global downturn. To the extent that we continue to incur operating and net losses in future periods and recovery of our industry is delayed beyond our expectations, the resulting continuing losses over time will increase the likelihood that our judgments regarding the realizability of our deferred tax assets will change and that we will at some point determine that it is more likely than not that some portion or possibly all of our deferred tax assets are not realizable, which will require us to record a valuation allowance which in turn will adversely affect our future results of operations.

Our operations are subject to income and transaction taxes in the U.S. and in foreign jurisdictions. Significant estimates and judgments are required in determining our worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

Results of Operations

2010 Compared to 2009

The following table sets forth certain data from our historical operating results as a percentage of revenue for the years indicated:

	For the Year Ended December 31,
					Change
	2010		2009		Favorable (Unfavorable)

Results of Operations: (1)
Net revenue	$45,853	100%	$47,014	100%	$(1,161)	(2)%
Cost of revenue	23,781	52%	17,595	37%	(6,186)	(35)%

Gross profit	22,072	48%	29,419	63%	(7,347)	(25)%
Operating expenses:
General and administrative	17,038	37%	13,756	29%	(3,282)	(24)%
Sales and marketing	8,205	18%	6,472	14%	(1,733)	(27)%
Research and development	3,943	9%	3,041	6%	(902)	(30)%
Gain on fair value remeasurement	(2,147)	(5)%	—	0%	2,147	100%

Total Operating Expenses	27,039	59%	23,269	49%	(3,770)	(16)%

Income (loss) from operations	(4,967)	(11)%	6,150	13%	(11,117)	(181)%
Other income (expense):
Interest expense & finance charges	(73)	*	(46)	*	(27)	(59)%
Interest and other income (expense)	(194)	*	54	*	(248)	(459)%

Net income (loss) before provision for income tax	(5,234)	(11)%	6,158	13%	(11,392)	(185)%
Provision for (benefit from) income tax expense	(1,626)	(4)%	2,472	5%	4,098	166%

Net Income (Loss)	$(3,608)	(8)%	$3,686	8%	$(7,294)	(198)%

*	Less than 1%.

(1)	Percentages may not add up to 100% due to rounding.

Net Revenue

Our net revenue decreased by $1.2 million, or 2%, to $45.9 million for the year ended December 31, 2010 from $47.0 million for the year ended December 31, 2009. Revenues from the sales of PX devices and related products and services decreased by approximately $17.3 million while revenues from the sales of turbochargers and pumps increased by approximately $16.1 million. The decrease in revenue from sales of PX devices was primarily due to the timing of larger orders, a global decline in the construction of new projects, and competition. Additionally, there was a slight decrease in the average sales price of PX units during fiscal year 2010. The increase in revenue from sales of turbochargers and pumps was primarily due to a full year of shipments by our subsidiary, Pump Engineering, Inc., which was acquired late in the fourth quarter of 2009, and the timing of larger orders. Revenues from the sales of our turbochargers and related products had a very small impact on our 2009 revenue base, totaling only $0.2 million for the 2009 fiscal year.

For the year ended December 31, 2010, the sales of PX devices and related products and services accounted for approximately 61% of our revenue and sales of turbochargers and pumps accounted for approximately 39%. For the year ended December 31, 2009, the sales of PX devices and related products and services accounted for approximately 96% of our revenue and sales of turbochargers and pumps accounted for approximately 4%. Turbochargers and related high pressure pumps, manufactured by our subsidiary, Pump Engineering, Inc., had a negligible impact on our product offerings in 2009 as the subsidiary was acquired late in the fourth quarter of 2009.

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

	Years Ended December 31,
	2010	2009

Domestic net revenue	$3,334	$3,022
International net revenue	42,519	43,992

Total net revenue	$45,853	$47,014

Revenue by country:
Australia	31%	19%
Algeria	12	24
Israel	2	21
Others	55	36

Total	100%	100%

The impact of the current global economic climate on future demand for our products is uncertain. The weakening global economy may cause our customers to delay or cancel plans for future orders of our products.

Gross Profit

The following table reflects the impact of product sales activities to our overall gross margin for the periods indicated (in thousands, except percentages):

	Years Ended December 31,
	2010			2009
	PX and Related			PX and Related
	Products and	Turbochargers		Products and	Turbochargers
	Services	and Pumps	Total	Services	and Pumps(1)	Total

Net revenue	$27,850	$18,003	$45,853	$45,091	$1,923	$47,014
Cost of revenue	11,262	12,519	23,781	16,041	1,554	17,595

Gross profit	$16,588	$5,484	$22,072	$29,050	$369	$29,419
Gross margin %	60%	30%	48%	64%	19%	63%

(1)	Turbochargers and related high pressure pumps had a negligible impact on overall gross profit as a percentage of revenue in fiscal year 2009 as the acquisition of Pump Engineering, LLC occurred late in the fourth quarter of 2009.

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. The largest component of our cost of revenue is raw materials, primarily ceramic materials. For the year ended December 31, 2010, gross profit as a percentage of net revenue was 48%, as compared to 63% for the year ended December 31, 2009.

The decrease in gross profit as a percentage of net revenue was primarily due to a shift of product sales to lower margin turbochargers and high-pressure pumps, a result of our acquisition of Pump Engineering, LLC in late 2009, and an increase in overhead costs related to our PX devices, largely attributed to the underutilization of our newly expanded manufacturing facility. Additionally, the amortization of an inventory valuation step-up of $0.9 million, stemming from our acquisition of Pump Engineering, LLC, and a slight decline in the average selling prices of our PX devices also served to negatively impact gross margin in fiscal year 2010.

Future gross profit is highly dependent on the product and customer mix of our net revenues, overall market demand and competition, and the volume of production in our own ceramics factory and our assembly operations that determines our operating leverage. Accordingly, we are not able to predict our future gross profit levels with certainty. In addition, our recent production facility expansion will continue to have a negative impact to our margins if our production volume does not increase in the foreseeable future.

General and Administrative Expense

General and administrative expense increased by $3.3 million, or 24%, to $17.0 million for the year ended December 31, 2010 from $13.8 million for the year ended December 31, 2009. The increase of general and administrative expense was attributable primarily to the amortization of acquired intangible assets and an increase in general and administrative headcount related to the acquisition of Pump Engineering, LLC in December 2009 and an increase in occupancy costs related to our new corporate headquarters. General and administrative expense as a percentage of our net revenue increased to 37% for the year ended December 31, 2010 from 29% for the year ended December 31, 2009 as general and administrative costs increased period over period while net revenue decreased.

Of the $3.3 million net increase in general and administrative expense, increases of $2.4 million related to amortization of intangible assets, $1.2 million related to occupancy costs, $0.5 million related to compensation and employee-related benefits, and $0.2 million related to local taxes and other administrative costs. These increases in costs were offset in part by decreases of $0.6 million related to professional and other services, $0.3 million related to changes in bad debt and other reserves, and $0.1 million related to Value Added Taxes (VAT). Share-based compensation expense included in general and administrative expense was $1.8 million for the year ended December 31, 2010 and $1.5 million for the year ended December 31, 2009.

General and administrative average headcount increased to 40 for the year ended December 31, 2010 from 36 for the prior year largely as a result of the acquisition of Pump Engineering, LLC in December 2009. Increased compensation and employee benefit costs related to this increase in headcount were largely offset by the effects of cost cutting measures implemented at our corporate headquarters in 2010.

Sales and Marketing Expense

Sales and marketing expense increased by $1.7 million, or 27%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. This increase was primarily related to an increase in sales and marketing headcount as a result of the Pump Engineering acquisition in December 2009. Sales and marketing average headcount increased to 26 for the year ended December 31, 2010 from 22 for the year ended December 31, 2009. As a percentage of our net revenue, sales and marketing expense increased to 18% for the year ended December 31, 2010 from 14% for the year ended December 31, 2009, primarily due to lower net revenue for the current period.

The $1.7 million net increase in sales and marketing expense for the year ended December 31, 2010 was primarily related to increases in compensation, employee-related benefits, and commissions to outside sales representatives as a result of the acquisition of Pump Engineering, LLC in December 2009. Sales and marketing headcount increased due to the acquisition. Additionally, Pump Engineering has historically relied on outside sales agents rather than inside sales representatives to generate sales, resulting in higher commission rates. Share-based compensation expense included in sales and marketing expense was $599,000 for the year ended December 31, 2010 and $488,000 for the year ended December 31, 2009.

Research and Development Expense

Research and development expense increased by $0.9 million, or 30%, to $3.9 million for the year ended December 31, 2010 from $3.0 million for the year ended December 31, 2009. Research and development expense as a percentage of our net revenue increased to 9% for the year ended December 31, 2010 compared to 6% for the year ended December 31, 2009, as research and development expense increased for those periods while net revenue decreased.

Of the $0.9 million increase in research and development expense for the year ended December 31, 2010, $0.4 million related to increased compensation and employee-related benefits as a result of our acquisition of Pump Engineering, LLC in December 2009, $0.2 million related to increased occupancy costs and consulting and professional fees, and $0.3 million related to an increase in research and development direct project costs.

Average headcount in our research and development department increased to 17 for the year ended December 31, 2010 from 11 for the year ended December 31, 2009, primarily due to the acquisition of Pump Engineering, LLC in December 2009. Share-based compensation expense included in research and development expense was $214,000 for year ended December 31, 2010 and $246,000 for the year ended December 31, 2009.

We anticipate that our research and development expenditures will increase substantially in the future as we expand and diversify our product offerings.

Gain on Fair Value Remeasurement

We acquired Pump Engineering, LLC in December 2009. Under the business combinations guidance of U.S. GAAP, we initially recognized a liability of $5.5 million as an estimate of the acquisition date fair value of contingent and other consideration, consisting of $3.5 million of contingent consideration subject to pay-out to the sellers upon the acquired company’s achievement of certain milestones and $2.0 of other consideration securing the sellers’ indemnification obligations. The fair value measurement of the $3.5 million of contingent consideration was based on the weighted probability of achievement, as of the acquisition date, that the milestones would be achieved. In the fourth quarter of 2010, some of the milestones were not met. Accordingly, we remeasured the contingent consideration at $1.4 million to reflect its estimated fair value at December 31, 2010 and recognized a gain of $2.1 million in our Consolidated Statement of Operations. See

Note 3 — “Business Combinations” to the Consolidated Financial Statements included in this report for further discussion of the gain on fair value remeasurement.

Non-operating Income (Expense), Net

Non-operating income (expense), net, changed unfavorably by $275,000 to $(267,000) of other net expense for the year ended December 31, 2010 from $8,000 of other net income for the year ended December 31, 2009. The unfavorable variance was primarily due to a loss of $0.1 million on the sale of equipment in 2010, a decrease of $0.1 million in interest income and a decrease of $0.1 million increase in net foreign currency losses year over year.

2009 Compared to 2008

The following table sets forth certain data from our historical operating results as a percentage of revenue for the years indicated:

	For the Year Ended December 31,
					Change
	2009		2008		Favorable (Unfavorable)

Results of Operations: (1)
Net revenue	$47,014	100%	$52,119	100%	$(5,105)	(10)%
Cost of revenue	17,595	37%	18,933	36%	1,338	7%

Gross profit	29,419	63%	33,186	64%	(3,767)	(11)%
Operating expenses:
General and administrative	13,756	29%	11,321	22%	(2,435)	(22)%
Sales and marketing	6,472	14%	6,549	13%	77	1%
Research and development	3,041	6%	2,415	5%	(626)	(26)%

Total Operating Expenses	23,269	49%	20,285	39%	(2,984)	(15)%

Income from operations	6,150	13%	12,901	25%	(6,751)	(52)%
Other income (expense):
Interest expense & finance charges	(46)	*	(79)	*	33	42%
Interest and other income	54	*	873	2%	(819)	(94)%

Net income before provision for income tax	6,158	13%	13,695	26%	(7,537)	(55)%
Provision for income tax expense	2,472	5%	5,032	10%	2,560	51%

Net Income	$3,686	8%	$8,663	17%	$(4,977)	(57)%

*	Less than 1%.

(1)	Percentages may not add up to 100% due to rounding.

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

Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, excess and obsolete inventory expense, and manufactured components. The largest component of our cost of revenue is raw materials, primarily ceramic materials, which we obtain from several suppliers. For the year ended December 31, 2009, gross profit as a percentage of net revenue was 63%, as compared to 62% for the year ended December 31, 2008 when adjusting for a one-time reversal of a warranty provision in 2008 for the amount of $688,000, or 1%. The slight increase in gross profit as a percentage of net revenue, when adjusting for the one-time warranty provision reversal in 2008, was largely due to a higher average selling price during the year ended December 31, 2009, as compared to the prior year, resulting largely from increased sales of our higher-capacity PX-260 devices on a net basis. The benefits of the higher average selling price in 2009 vs. 2008, however, was largely offset by an increase in period overhead costs associated with the opening of our new manufacturing facility in November 2009 and, to a lesser extent, an increase in ceramics materials costs in 2009. Pump Engineering, Inc.’s gross margin during the 11-day post acquisition stub period had a negligible impact on our overall gross margin percentage in 2009 as the merger of the companies occurred late in the fourth quarter of 2009.

General and Administrative Expense

General and administrative expense increased by $2.4 million, or 22%, to $13.8 million for the year ended December 31, 2009 from $11.3 million for the year ended December 31, 2008. As a percentage of net revenue, general and administrative expense was 29% for the year ended December 31, 2009 and 22% for the year ended December 31, 2008. The increase of general and administrative expense was attributable primarily to the increase in general and administrative headcount to support our growth in operations and to support the requirements for operating as a public company. The average number of administrative employees was 36 for the year ended December 31, 2009 compared to 24 for the prior year.

Of the $2.4 million increase in general and administrative expense, compensation and employee-related benefits comprised of $2.1 million of the increase, followed by a $0.6 million increase in occupancy and other administrative costs, a $0.2 million increase in intangibles amortization due to the recent Pump Engineering, LLC acquisition and an increase of $0.2 million in bad debt expense. Professional services and Value Added Taxes (VAT), on the other hand, partially offset the administrative increases above by $0.4 million and $0.3 million, respectively. Share-based compensation expense included in general and administrative expense was $1.5 million for the year ended December 31, 2009 and $512,000 for the year ended December 31, 2008.

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

The $0.1 million net decrease in sales and marketing expense for the year ended December 31, 2009 was made up of a number of components. Increases in base compensation and related benefit costs of $1.0 million in 2009 were offset by decreases in commissions earned by employees and outside representatives of $1.0 million during the period. Additionally, there was a decrease in outside service promotional costs of $0.2 million during the year offset in part by an increase in facility and other marketing support costs of $0.1 million. Share-based compensation expense included in sales and marketing expense was $488,000 for the year ended December 31, 2009 and $279,000 for the year ended December 31, 2008.

Research and Development Expense

Research and development expense increased by $0.6 million, or 26%, to $3.0 million for the year ended December 31, 2009 from $2.4 million for the year ended December 31, 2008. Of the $0.6 million increase, compensation and employee-related benefits accounted for $0.6 million and occupancy and other miscellaneous costs accounted for $0.2 million, offset partially by a decrease in consulting and professional service fees of $0.2 million. As a percentage of our net revenue, research and development expense increased to 7% for the year ended December 31, 2009 compared to 5% for the year ended December 31, 2008. The increase in research and development cost in 2009 was attributable primarily to our ceramics initiative.

Our average headcount in the research and development department increased to eleven for the year ended December 31, 2009 from eight for the comparable period in the prior year. Share-based compensation expense included in research and development expense was $246,000 for year ended December 31, 2009 and $140,000 for the year ended December 31, 2008.

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

Liquidity and Capital Resources

Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services and borrowings under our credit facility. From January 1, 2005 through December 31, 2010, we issued common stock for aggregate net proceeds of $83.9 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of December 31, 2010, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $55.3 million, which are invested primarily in money market funds, and accounts receivable of $9.6 million. In July 2008, we received approximately $76.7 million of net proceeds from our IPO.

In February 2009, we terminated a March 2008 credit agreement (“2008 credit agreement”) with a financial institution and transferred $9.1 million in cash to a restricted cash account as collateral for outstanding irrevocable standby letters of credit that were collateralized by the credit agreement as of the date of its termination and collateral for the outstanding equipment promissory note. During the years ended December 31, 2010 and 2009, $2.0 million and $6.8 million of the restricted cash was released, respectively. As of December 31, 2010, $2.3 million remains restricted as collateral for the remaining outstanding irrevocable standby letters of credit issued under the terminated 2008 credit agreement.

Upon the termination of the 2008 credit agreement, a new Loan and Security Agreement between Citibank, N.A. and our company (“2009 loan and security agreement”) became effective. The new agreement, as amended in May 2010, allows us to draw advances up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the outstanding advances and collateral do not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%. The amended agreement expires in May 2012 and is collateralized by substantially all of our assets.

As of December 31, 2010, we were non-compliant with two financial covenants related to the 2009 loan and security agreement. Section 6.6(c) of the loan and security agreement sets forth a covenant that requires our company to meet a minimum net income requirement for the fiscal year. The covenant was not satisfied due to a net loss that we reported for the 2010 fiscal year. Additionally, we were non-compliant with one financial covenant related to the timing of financial reporting. We are in discussion with Citibank seeking a waiver for this matter. As of December 31, 2010, $7.6 million of the $16.0 million credit line has been utilized as collateral for outstanding irrevocable standby letters of credit, there are no outstanding draws or other outstanding balance on the credit line, and the unutilized credit line balance of $8.4 million remains available for our use. Although there is no assurance that we will be successful in obtaining the waiver, our cash and cash equivalents balance of $55.3 million at December 31, 2010 significantly exceeds the amount of credit utilized to date and we expect that we will be able to resolve the matter with Citibank or, if necessary, obtain alternative arrangements without a material adverse effect on our company.

During the years ended December 31, 2010 and 2009, we provided certain customers with irrevocable standby letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements. These standby letters of credit were issued primarily under our 2009 loan and security agreement. The standby letters of credit generally terminate within 12 to 36 months from issuance. As of December 31, 2010, the amounts outstanding on irrevocable standby letters of credit collateralized under our credit agreement totaled approximately $7.6 million.

We have unbilled receivables pertaining to customer contractual holdback provisions, whereby we invoice the final installment due under a sales contract 12 to 24 months after the product has been shipped to the customer and revenue has been recognized. The customer holdbacks represent amounts intended to provide a form of security for the customer rather than a form of long-term financing; accordingly, these receivables have not been discounted to present value. At December 31, 2010 and 2009, we had $2.3 million and $5.5 million of current unbilled receivables, respectively.

On March 28, 2007, we entered into a $1.0 million equipment promissory note. The equipment promissory note bears an interest rate of 7.81% and matures in September 2012. The amounts outstanding on the equipment promissory note as of December 31, 2010 and 2009 were $213,000 and $341,000, respectively.

On December 1, 2005, we entered into a $222,000 fixed-rate installment note, or fixed note, with a maturity date of December 15, 2010. The fixed note bears an annual interest rate of 10%. These notes are secured by our accounts receivable, inventories, property, equipment and other general intangibles except for intellectual property. The amounts outstanding on the fixed note as of December 31, 2008 was $89,000. In February 2009, we paid the remaining balance of the fixed promissory note for a total of $83,000, including accrued interest.

Cash Flows from Operating Activities

Net cash provided by operating activities was $1.7 million and $12.8 million for the years ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009, net loss of $(3.6) million and net income of $3.7 million, respectively, were adjusted to $4.1 million and $7.2 million, respectively, by non-cash items totaling $7.7 million and $3.5 million, respectively. Non-cash adjustments include depreciation, amortization, unrealized gains and losses on foreign exchange, share-based compensation, provisions for doubtful accounts, warranty reserves and excess and obsolete inventory reserves. In 2010, non-cash items also included a $2.1 million gain related to the fair value remeasurement of contingent consideration for the 2009 acquisition of Pump Engineering, LLP.

The net cash in(out)flow effect from changes in assets and liabilities was approximately $(2.4) million and $5.6 million for the years ended December 31, 2010 and 2009, respectively. Net changes in assets and liabilities are primarily attributable to changes in inventory as a result of the timing of order processing and product shipments, changes in accounts receivable and unbilled receivables as a result of timing of invoices and collections for large projects, and changes in prepaid expenses and accrued liabilities as a result of the timing of payments to employees, vendors and other third parties.

Net cash provided by operating activities was $12.8 million and $1.4 million for the years ended December 31, 2009 and 2008, respectively. For the years ended December 31, 2009 and 2008, cash provided by net income of $3.7 million and $8.7 million, respectively, was adjusted to $7.2 million and $10.1 million, respectively, by non-cash items (depreciation, amortization, unrealized gains and losses on foreign exchange, share-based compensation, provisions for doubtful accounts, warranty reserves and excess and obsolete inventory) totaling $3.5 million and $1.4 million, respectively. The net cash in(out)flow effect from changes in assets and liabilities was approximately $5.6 million and $(8.7) million for the years ended December 31, 2009 and 2008, respectively. See above for factors contributing to changes in assets and liabilities.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to company acquisitions, capital expenditures to support our growth, as well as increases in our restricted cash used to collateralize our letters of credit.

Net cash used in investing activities was $5.5 million and $31.9 million for the years ended December 31, 2010, and 2009, respectively. The decrease of $26.4 million in net cash used by investing activities was primarily attributable to the purchase of Pump Engineering, LLC in 2009, which resulted in a cash payment, net of cash acquired, of $13.6 million. Additionally, during fiscal year 2010, restricted cash of $0.9 million, related to the acquisition of Pump Engineering, LLC, and restricted cash of $3.0 million, used to collateralize outstanding irrevocable standby letters of credit, were released. Comparatively, there was a net increase in restricted cash of $10.5 million — $5.5 million related to escrow amounts for the acquisition of Pump Engineering, LLC and $5.0 million for use as collateral of standby letters of credit during fiscal year 2009. The decreases in cash used in investing activities in 2010 compared to 2009 were slightly offset by an increase in capital expenditures of $1.8 million during 2010 for the completion of seismic upgrades and the build out of a ceramics manufacturing capabilities at our headquarters.

Net cash (used in) provided by investing activities was $(31.9) million and $0.7 million for the years ended December 31, 2009, and 2008, respectively. The increase in net cash used by investing activities was primarily attributable to the purchase of Pump Engineering, LLC, which resulted in a cash payment of $14.5 million ($13.6 million, net of cash acquired), and a $5.5 million transfer to restricted cash. Additionally, transfers to restricted cash to cover remaining outstanding irrevocable standby letters of credit issued under terminated credit agreements also served to increase our cash use in 2009 over 2008. Lastly, the balance of the cash use increase in 2009 over 2008 stemmed from our capital expenditure increase of $3.9 million to support the initial build-out of our new integrated manufacturing and administrative facility, which commenced operation in November 2009, and $3.2 million to support seismic upgrades and the build-out of ceramics manufacturing capabilities at our new facility, which was completed in 2010.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $0.1 million and $(1.1) million for the years ending December 31, 2010 and 2009, respectively. The favorable change in net cash flows from financing activities is primarily due the repayment of $1.6 million of long-term debt obligations in December 2009 owed by our subsidiary, Pump Engineering, Inc. and an increase of $0.2 million in proceeds received for warrant and stock option exercises. Favorable changes in financing cash flows were slightly offset by an increase in capital lease payments of $0.2 million, a decrease in collections on promissory notes of $0.2 million, and a decrease in excess tax benefits related to share-based compensation arrangements of $0.2 million.

Net cash (used in) provided by financing activities was $(1.1) million and $77.1 million for the years ending December 31, 2009 and 2008, respectively. The decrease in net cash flows from financing activities is primarily due to the receipt of IPO net proceeds of $76.7 million in July 2008. Additionally, in December 2009, we repaid $1.7 million of long-term debt obligations owed by our subsidiary, Pump Engineering, Inc. Remaining changes in financing cash use include a decrease in repayments of promissory notes by stockholders of $0.4 million, partially offset by excess tax benefits related to share-based compensation arrangements of $0.3 million.

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

Contractual Obligations

We lease facilities and equipment under fixed non-cancelable operating leases that expire on various dates through 2019. We have purchased property and equipment under capital leases and notes payable. We have entered into purchase commitments with a vendor for the purchase and installation of specialized ceramics manufacturing equipment of which approximately $0.2 million is remaining as of December 31, 2010. We expect to receive and install this equipment during the first quarter of 2011. Additionally, we have entered into a supply agreement with a vendor in order to manage the cost and availability of key raw materials. The agreement is subject to minimum annual purchase requirements and is noncancelable. Lastly, in the course of our normal operations, we also entered into purchase commitments with our suppliers for various key raw materials and component parts. The purchase commitments covered by these arrangements are subject to change based on our sales forecasts for future deliveries.

The following is a summary of our contractual obligations as of December 31, 2010 (in thousands):

	Payments Due by Period
	Operating	Capital	Notes	Purchase
Payments Due During Year Ending December 31,	Leases	Leases(1)	Payable	Obligations(2)	Total

2011	1,579	176	128	5,587	7,470
2012	1,529	111	85	1,600	3,325
2013	1,563	46	—	1,600	3,209
2014	1,559	—	—	—	1,559
2015	1,477	—	—	—	1,477
Thereafter	5,990	—	—	—	5,990

	$13,697	$333	$213	$8,787	$23,030

(1)	Present value of net minimum capital lease payments is $304, as reflected on the balance sheet.

(2)	Includes $0.2 million related to specialized equipment orders, $5.2 million related to minimum purchase commitments under supply agreements, and $3.4 million related to open purchase orders for materials and supplies.

This table excludes agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of December 31, 2010, we believe that our exposure related to these guarantees and indemnities as of December 31, 2010 was not material.

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

Foreign Currency Risk

Currently, the majority of our revenue contracts have been denominated in United States dollars. In some circumstances, we have priced certain international sales in Euros. The amount of revenue recognized denominated in Euros amounted to $2.1 million, zero, and $7.1 million in 2010, 2009, and 2008, respectively. We experienced a net foreign currency gain (loss) of approximately $(152,000), $(44,000), and $220,000 related to our revenue contracts for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Interest Rate Risk

We had unrestricted cash and cash equivalents totaling $55.3 million, $59.1 million, and $79.3 million at December 31, 2010, 2009, and 2008, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income.

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
San Leandro, California

We have audited the accompanying consolidated balance sheets of Energy Recovery, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule (“schedule”) listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Recovery, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Energy Recovery, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
March 14, 2011

ENERGY RECOVERY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In thousands, except share data and par value)

ASSETS
Current assets:
Cash and cash equivalents	$55,338	$59,115
Restricted cash	4,636	5,271
Accounts receivable, net of allowance for doubtful accounts of $44 and $196 at December 31, 2010 and 2009, respectively	9,649	12,683
Unbilled receivables, current	2,278	5,544
Inventories	9,772	10,359
Deferred tax assets, net	2,097	1,466
Prepaid expenses and other current assets	4,428	1,741

Total current assets	88,198	96,179
Restricted cash, non-current	2,244	5,555
Property and equipment, net	22,314	16,958
Goodwill	12,790	12,790
Other intangible assets, net	8,352	10,987
Deferred tax assets, non-current, net	—	447
Other assets, non-current	19	53

Total assets	$133,917	$142,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,429	$1,952
Accrued expenses and other current liabilities	5,248	9,492
Income taxes payable	13	350
Accrued warranty reserve	1,028	605
Deferred revenue	2,341	4,628
Current portion of long-term debt	128	265
Current portion of capital lease obligations	160	203

Total current liabilities	10,347	17,495
Long-term debt	85	246
Capital lease obligations, non-current	144	369
Deferred tax liabilities, non-current, net	317	—
Other non-current liabilities	2,224	3,890

Total liabilities	13,117	22,000

Commitments and Contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 52,596,170 and 51,215,653 shares issued and outstanding at December 31, 2010 and 2009, respectively	53	51
Additional paid-in capital	112,025	108,626
Notes receivable from stockholders	(38)	(90)
Accumulated other comprehensive loss	(80)	(66)
Retained earnings	8,840	12,448

Total stockholders’ equity	120,800	120,969

Total liabilities and stockholders’ equity	$133,917	$142,969

See accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2010	2009	2008
	(In thousands, except per share data)

Net revenue	$45,853	$47,014	$52,119
Cost of revenue	23,781	17,595	18,933

Gross profit	22,072	29,419	33,186
Operating expenses:
General and administrative	17,038	13,756	11,321
Sales and marketing	8,205	6,472	6,549
Research and development	3,943	3,041	2,415
Gain on fair value remeasurement	(2,147)	—	—

Total operating expenses	27,039	23,269	20,285

Income (loss) from operations	(4,967)	6,150	12,901
Other income (expense):
Interest expense	(73)	(46)	(79)
Interest and other income (expense)	(194)	54	873

Income (loss) before provision for income taxes	(5,234)	6,158	13,695
Provision for (benefit from) income taxes	(1,626)	2,472	5,032

Net Income (loss)	$(3,608)	$3,686	$8,663

Earnings (loss) per share:
Basic	$(0.07)	$0.07	$0.19
Diluted	$(0.07)	$0.07	$0.18
Number of shares used in per share calculations:
Basic	52,072	50,166	44,848

Diluted	52,072	52,644	47,392

See accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS)
Years Ended December 31, 2010, 2009 and 2008

				Notes	Accumulated	Retained
			Additional	Receivable	Other	Earnings	Total
	Common Stock		Paid-in	from	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit)	Equity
	(In thousands)

Balance at December 31, 2007	39,777	$40	$20,762	$(835)	$(5)	$99	$20,061
Net income	—	—	—	—	—	8,663	8,663
Foreign currency translation adjustments	—	—	—	—	(39)	—	(39)

Comprehensive income	—	—	—	—	—	—	8,624

Issuance of common stock	10,238	10	76,717	(20)	—	—	76,707
Interest on notes receivable from stockholders	—	—	—	(15)	—	—	(15)
Repayment of notes receivable from stockholders	—	—	—	574	—	—	574
Stock option income tax benefit	—	—	14	—	—	—	14
Employee share-based compensation	1	—	936	—	—	—	936
Non-employee share-based compensation	—	—	98	—	—	—	98

Balance at December 31, 2008	50,016	50	98,527	(296)	(44)	8,762	106,999
Net income	—	—	—	—	—	3,686	3,686
Foreign currency translation adjustments	—	—	—	—	(22)	—	(22)

Comprehensive income	—	—	—	—	—	—	3,664

Issuance of common stock	1,200	1	7,483	—	—	—	7,484
Interest on notes receivable from stockholders	—	—	—	(6)	—	—	(6)
Repayment of notes receivable from stockholders	—	—	—	212	—	—	212
Stock option income tax benefit	—	—	232	—	—	—	232
Employee share-based compensation	—	—	2,354	—	—	—	2,354
Non-employee share-based compensation	—	—	30	—	—	—	30

Balance at December 31, 2009	51,216	51	108,626	(90)	(66)	12,448	120,969
Net income (loss)	—	—	—	—	—	(3,608)	(3,608)
Foreign currency translation adjustments	—	—	—	—	(14)	—	(14)

Comprehensive income (loss)	—	—	—	—	—	—	(3,622)

Issuance of common stock	1,380	2	555	—	—	—	557
Interest on notes receivable from stockholders	—	—	—	(2)	—	—	(2)
Repayment of notes receivable from stockholders	—	—	—	54	—	—	54
Stock option income tax benefit	—	—	60	—	—	—	60
Employee share-based compensation	—	—	2,785	—	—	—	2,785
Non-employee share-based compensation	—	—	(1)	—	—	—	(1)

Balance at December 31, 2010	52,596	$53	$112,025	$(38)	$(80)	$8,840	$120,800

See accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash Flows From Operating Activities
Net income (loss)	$(3,608)	$3,686	$8,663
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,204	1,183	522
Impairment of intangible assets	11	—	—
Loss on disposal of fixed assets	56	—	—
Interest accrued on notes receivables from stockholders	(2)	(6)	(15)
Share-based compensation	2,774	2,409	1,034
Loss (gain) on foreign currency transactions	158	(444)	373
Excess tax benefit from share-based compensation arrangements	(16)	(41)	—
Provision for doubtful accounts	(136)	161	7
Provision for warranty claims	846	88	(495)
Valuation adjustments for excess or obsolete inventory	224	63	26
Amortization of inventory acquisition valuation step-up	870	46	—
Gain on fair value remeasurement	(2,147)	—	—
Other non-cash adjustments	(137)	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,106	8,961	(7,622)
Unbilled receivables	3,239	1,330	(2,687)
Inventories	(506)	1,883	(3,728)
Deferred tax assets and liabilities, net	133	(39)	(674)
Prepaid and other assets	(2,656)	(509)	(624)
Accounts payable	(140)	(1,716)	573
Accrued expenses and other liabilities	(3,110)	36	3,223
Income taxes payable	(335)	(1,313)	517
Deferred revenue	(2,130)	(2,961)	2,271

Net cash provided by operating activities	1,698	12,817	1,364

Cash Flows From Investing Activities
Capital expenditures	(9,527)	(7,687)	(667)
Proceeds from sale of capitalized assets	36	—	—
Acquisition, net of cash acquired	—	(13,640)	—
Restricted cash	3,946	(10,561)	1,322
Other	—	(6)	(5)

Net cash (used in) provided by investing activities	(5,545)	(31,894)	650

Cash Flows From Financing Activities
Repayment of long-term debt	(298)	(1,895)	(172)
Repayment of capital lease obligation	(268)	(38)	(37)
Net proceeds from issuance of common stock	557	384	76,707
Excess tax benefit from share-based compensation arrangements	76	272	—
Repayment of notes receivable from stockholders	54	212	574

Net cash provided by (used in) financing activities	121	(1,065)	77,072

Effect of exchange rate differences on cash and cash equivalents	(51)	(30)	(39)

Net change in cash and cash equivalents	(3,777)	(20,172)	79,047
Cash and cash equivalents, beginning of period	59,115	79,287	240

Cash and cash equivalents, end of period	$55,338	$59,115	$79,287

Supplemental disclosure of cash flow information
Cash paid for interest	$73	$49	$75

Cash paid for income taxes	$835	$3,589	$5,144

Supplemental disclosure of non-cash transactions
Issuance of common stock related to acquisition of a business	$—	$7,100	$—

Capitalization of construction in progress related to lease allowance	$—	$1,000	$—

Issuance of common stock in exchange for notes receivable from stockholders	$—	$—	$20

Purchases of property and equipment in trade accounts payable and accrued expenses and other liabilities	$327	$1,812	$—

See accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business

Energy Recovery, Inc. (“the Company”, “ERI”, “we” or “us”) develops, manufactures and sells high-efficiency energy recovery devices for use in seawater desalination. Our products are sold under the trademarks ERItm, PXtm, PEItm, Pressure Exchangertm, PX Pressure Exchangertm, Pump Engineeringtm and Quadribarictm. Our energy recovery devices make desalination affordable by capturing and reusing the otherwise lost pressure energy from the concentrated seawater reject stream of the desalination process. We also manufacture and sell high pressure pumps and circulation pumps for use in desalination. Our products are developed and manufactured in the United States of America (“U.S.”) at our headquarters in San Leandro, California, and at our facility in New Boston, Michigan. Additionally, the Company has direct sales offices and technical support centers in Madrid, Dubai, and Shanghai.

The Company was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001. Shares of the Company began trading publicly in July 2008. The Company has five wholly owned subsidiaries: Osmotic Power, Inc., Energy Recovery, Inc. International, Energy Recovery Iberia, S.L., ERI Energy Recovery Ireland Ltd. and Pump Engineering, Inc. They were incorporated in September 2005, July 2006, September 2006, April 2010 and November 2009, respectively.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. The Company’s most significant estimates and judgments involve the determination of revenue recognition, allowance for doubtful accounts, allowance for product warranty, valuation of stock options, valuation of goodwill and acquired intangible assets, useful lives for depreciation and amortization, valuation adjustments for excess and obsolete inventory, deferred taxes and valuation allowances on deferred tax assets and evaluation and measurement of contingencies, including contingent consideration. Actual results could differ materially from those estimates.

Reclassifications and Revisions

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current period presentation.

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

Property and Equipment

Property and equipment is recorded at cost and reduced by accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are generally three to ten years. The Company owns a manufacturing facility in New Boston, Michigan, which is depreciated over an estimated useful life of 39 years. A small portion of the Company’s manufacturing equipment was acquired under capital lease obligations. These assets are amortized over periods consistent with depreciation of owned assets of similar types, generally five to seven years. Certain equipment used in the development and manufacturing of ceramic components is generally depreciated over estimated useful lives of up to ten years. Leasehold improvements represent remodeling and retrofitting costs for leased office and manufacturing space and are depreciated over the shorter of either the estimated useful lives or the term of the lease using the straight-line method. Software purchased for internal use consists primarily of amounts paid for perpetual licenses to third party software providers and are depreciated over the estimated useful lives, generally three to five years. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

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

Acquired intangible assets with determinable useful lives are amortized on a straight-line or accelerated basis over the estimated periods benefited, ranging from one to 20 years. Acquired intangible assets with contractual terms are generally amortized over their respective legal or contractual lives. Customer relationships, developed technology and other noncontractual intangible assets with determinable lives are amortized over periods ranging from five to 20 years. Patents developed by the Company are recorded at cost and amortized on a straight-line basis over their expected useful life of 16 to 20 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. Goodwill is not amortized, but is evaluated annually for impairment or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. As of December 31, 2010 and 2009, acquired intangibles, including goodwill, relate to the acquisition of Pump Engineering, LLC during the fourth quarter of 2009. See Note 4. “Goodwill and Intangible Assets” for further discussion of intangible assets.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses (including contingent consideration), and debt. The carrying amounts for these financial instruments reported in the Consolidated Balance Sheets approximate their fair values. See Fair Value Measurements below for further discussion of fair value.

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

Cash and restricted cash of approximately $62.2 million at December 31, 2010 are measured at fair value on a recurring basis using market prices on active markets for identical securities (Level 1). The carrying amounts of accounts receivable, accounts payable and other accrued expenses approximate fair value because of the short maturity of those instruments. The carrying amount of the contingent consideration arising from the Company’s acquisition of Pump Engineering, LLC is measured at fair value on a recurring basis using unobservable inputs in which little or no market activity exists (Level 3). The estimated fair value of the contingent consideration is determined based on an assessment of the weighted probability of payment under various scenarios.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets or	Observable	Unobservable
	December 31,	Liabilities	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$55,338	$55,338	$—	$—
Restricted Cash	6,880	6,880	—	—

Total	$62,218	$62,218	$—	$—

Liabilities:
Contingent consideration	$1,353	$—	$—	$1,353

Total	$1,353	$—	$—	$1,353

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets or	Observable	Unobservable
	December 31,	Liabilities	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$59,115	$59,115	$—	$—
Restricted Cash	10,826	10,826	—	—

Total	$69,941	$69,941	$—	$—

Liabilities:
Contingent consideration	$3,500	$—	$—	$3,500

Total	$3,500	$—	$—	$3,500

A reconciliation of the beginning and ending balances for financial assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 is as follows (in thousands):

Contingent
Consideration

Beginning balance	$3,500
Less total realized gains(1)	(2,147)

Ending balance	$1,353

(1)	Reported in the consolidated statement of operations within the caption Gain on Fair Value Remeasurement

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

Share-Based Compensation

The Company measures and recognizes share-based compensation expense based on the fair value measurement for all share-based payment awards made to our employees and directors, including restricted stock units, restricted stock, and employee stock options, over the requisite service period — generally the vesting period of the awards — for awards expected to vest. The fair value of restricted stock units and restricted stock is based on our stock price on the date of grant. The fair value of stock options is calculated on the date of grant using the Black-Scholes option-pricing model, which requires a number of complex assumptions, including expected life, expected volatility, risk-free interest rate, and dividend yield. The estimation of awards that will ultimately vest requires judgment and, to the extent actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised. See Note 9, “Share-Based Compensation,” for further discussion of share-based compensation.

Foreign Currency

The Company’s reporting currency is the U.S. dollar, while the functional currencies of the Company’s foreign subsidiaries are their respective local currencies. The asset and liability accounts of the Company’s foreign subsidiaries are translated from their local currencies at the rates in effect at the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Gains and losses resulting from the translation of our subsidiary balance sheets are recorded as a component of accumulated other comprehensive income. Realized gains and losses from foreign currency transactions are recorded in other income and expense in the Consolidated Statements of Operations.

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

Deferred income taxes are provided for temporary differences arising from differences in basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining whether and to what extent any valuation allowance is needed on the deferred tax assets. At December 31, 2010 and 2009, the Company has not provided any valuation allowance on the deferred tax assets, based on management’s evaluation of the weight of available evidence, including available taxable income in prior carry back years and the Company’s five year history of profitability (2005 through 2009). During 2010, the Company incurred an operating and net loss and the Company expects such losses to continue into 2011 as the industry in which we operate seeks to recover from the global downturn. To the extent that the Company continues to incur operating and net losses in future periods and recovery of our industry is delayed beyond management’s expectations, the resulting continuing losses over time will increase the likelihood that management’s judgments regarding the realizability of the deferred tax assets will change and that management will at some point determine that it is more likely than not that some portion or possibly all of the deferred tax assets are not realizable, which will require the Company to record a valuation allowance which in turn will adversely affect the Company’s future results of operations. See Note 14, “Income Taxes,” for further information on income taxes.

The Company’s operations are subject to income and transaction taxes in the U.S. and in foreign jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

Recent Accounting Pronouncements

Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued an amendment to its previously released guidance on revenue arrangements with multiple deliverables. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. Additionally, the guidance replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable, eliminates the use of the residual value method for determining the allocation of arrangement consideration, and requires expanded disclosures. The guidance becomes effective for the Company for revenue arrangements entered into or materially modified on or after January 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company does not expect the application of this standard to have a material impact on its Consolidated Financial Statements.

Fair Value Measures and Disclosures

During January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements. This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques. The new disclosures are required in interim and annual reporting periods beginning after December 15, 2009, except the disclosures relating to Level 3 activity are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Effective December 27, 2009, we have adopted the provisions relating to Level 1 and Level 2 disclosures and such provisions did not have a material impact on our consolidated financial statements. We do not expect the provisions relating to Level 3 disclosures to have a material impact on our consolidated financial statements.

Business Combinations

In December 2010, the FASB issued a new standard addressing the disclosure of supplemental pro forma information for business combinations that occur during the current year. The new standard requires public entities that present comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The standard is effective for the Company as of January 1,

2011. The Company does not expect the application of this standard to have a material impact on its Consolidated Financial Statements.

Note 3.	Business Combination

Effective December 21, 2009, the Company acquired 100% of the equity interests of Pump Engineering, LLC, a private US company and supplier of energy recovery technology and pumps for use in the global desalination market, for $26.2 million, net of cash acquired. Named Pump Engineering, Inc. (“PEI”) post-acquisition, the new subsidiary has continued to develop and manufacture energy-recovery devices, known as turbochargers, and efficient high pressure pumps for brackish and seawater reverse osmosis desalination. The Company’s acquisition of Pump Engineering, LLC is aligned with the Company’s growth strategy of expanding product offerings and addressing potential new markets.

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

Under the revised business combinations accounting guidance, which became effective for the Company on January 1, 2009, the Company initially recognized a liability of $5.5 million as an estimate of the acquisition date fair value of contingent and other consideration, consisting of $3.5 million of contingent consideration and $2.0 of other consideration pertaining to certain indemnification provisions. The $3.5 million estimated fair value initially assigned to the contingent consideration was based on the weighted probability of achievement of certain base performance milestones. These base performance milestones were tied to (i) achieving certain minimum product energy efficiency metrics; (ii) meeting certain product delivery time schedules; and (iii) meeting certain product warranty metrics. In initially measuring the fair value of the contingent consideration, the Company placed a high degree of probability that the base performance criteria would be met, based among other things on the nature of the performance criteria and the Company’s due diligence performed at the time of the acquisition. Notwithstanding the foregoing, during the fourth quarter of 2010, two of these base performance milestones were not met; accordingly, the Company remeasured the contingent consideration at $1.4 million to reflect its fair value at December 31, 2010 and recognized a gain of $2.1 million in the consolidated statements of operations, which is presented within the caption Gain on Fair Value Remeasurement. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $3.5 million. The fair value of the contingent consideration arrangement of $1.4 million at December 31, 2010 and $3.5 million at December 31, 2009 was estimated based on an assessment of the weighted probability of payment under various scenarios. That measure is based on significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. As of December 31, 2010, the Company changed its assumptions regarding the weighted probability of outcomes with respect to the base performance metrics to reflect the fact that two of the performance metrics were not met during the fourth quarter of 2010.

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

$27,100

The fair value of accounts receivable acquired on December 21, 2009 was $742,000. The gross contractual amount of these accounts receivable was $808,000, of which $66,000 was not expected to be collected.

The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The goodwill recognized is attributable primarily to future revenue generation resulting from expanded product lines and new markets and is expected to be deductible for income tax purposes over a period of 15 years. As of December 31, 2010, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Pump Engineering, LLC. See Note 4 — “Goodwill and Intangible Assets” for further discussion of goodwill.

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

$10,900

For the year ended December 31, 2009, the Company recognized$292,000 of acquisition related costs that were included in general and administrative expense in the Consolidated Statements of Operations. No acquisition related costs were incurred during the year ended December 31, 2010.

Financial results for the Pump Engineering subsidiary have been included in our Consolidated Statement of Operations since December 21, 2009. The amount of Pump Engineering revenue and earnings included in our consolidated income statement for 2009 was not material.

The following represents the unaudited pro forma consolidated income statement as if Pump Engineering, LLC had been included in the consolidated results of the company for the years ended December 31, 2009 and 2008 as follows (in thousands):

	Years Ended December 31,
	2009	2008
	(Unaudited)

Net revenue	$54,475	$61,467
Earnings	$2,142	$6,933

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Pump Engineering, LLC to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, equipment and intangible assets had been applied on January 1, 2009, together with the consequential tax effects.

Note 4.	Goodwill and Intangible Assets

Goodwill

Goodwill as of December 31, 2010 is the result of the Company’s acquisition of Pump Engineering, LLC in December 2009. There were no gross goodwill amounts prior to this acquisition. The Company performs an annual impairment test of goodwill during its fiscal fourth quarter using a fair value approach. No impairment of goodwill was identified during the fourth quarter of fiscal 2010.

The change in the net carrying amount of goodwill is as follows (in thousands):

Goodwill at January 1, 2009	$—
Goodwill acquired	12,790

12,790
Accumulated impairment losses	—

Goodwill at December 31, 2009	12,790
Accumulated impairment losses	—

Goodwill at December 31, 2010	$12,790

Other Intangible Assets

The components of identifiable intangible assets, all of which are finite-lived, were as follows (in thousands):

	December 31, 2010
	Gross		Accumulated	Net	Weighted
	Carrying	Accumulated	Impairment	Carrying	Average
	Amount	Amortization	Losses	Amount	Useful Life

Developed Technology	$6,100	$(659)	$—	$5,441	10
Non-compete agreements	1,310	(461)	—	849	4
Backlog	1,300	(1,300)	—	—	1
Trademarks	1,200	(65)	—	1,135	20
Customer relationships	990	(330)	—	660	5
Patents	585	(276)	(42)	267	18

	$11,485	$(3,091)	$(42)	$8,352	9

	December 31, 2009
	Gross		Accumulated	Net	Weighted
	Carrying	Accumulated	Impairment	Carrying	Average
	Amount	Amortization	Losses	Amount	Useful Life

Developed Technology	$6,100	$(51)	$—	$6,049	10
Non-compete agreements	1,310	(35)	—	1,275	4
Backlog	1,300	(108)	—	1,192	1
Trademarks	1,200	(5)	—	1,195	20
Customer relationships	990	(17)	—	973	5
Patents	585	(251)	(31)	303	18

	$11,485	$(467)	$(31)	$10,987	9

During 2010, the Company determined that capitalized costs associated with a patent application were impaired as a result of the rejection of the application by the U.S. Patent and Trademark office. Accordingly, the Company recorded an impairment charge of $11,000 in general and administrative expense for the year ended December 31. 2010. Accumulated impairment losses at December 31, 2010 (including a $31,000 impairment loss from 2007) aggregate to $42,000. No other material impairments of intangible assets were identified during the periods presented.

Amortization of intangibles was approximately $2,624,000, $241,000 and $29,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Future estimated amortization expense on intangible assets is as follows (in thousands):

December 31,

2011	$1,360
2012	1,047
2013	981
2014	902
2015	695
Thereafter	3,367

$8,352

Note 5.	Other Financial Information

Restricted Cash

The Company has pledged cash in connection with irrevocable standby letters of credit, an equipment promissory note, and contingent payments resulting from a business acquisition. The Company has deposited corresponding amounts into money market and non-interest bearing accounts at two financial institutions for these items as follows (in thousands):

	December 31,
	2010	2009

Contingent and other consideration for acquisition (see Note 3)	$4,605	$5,500
Collateral for irrevocable standby letters of credit (see Note 15)	2,051	4,968
Collateral for equipment promissory note (see Note 6)	224	358

	$6,880	$10,826

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31,
	2010	2009

Accounts receivable	$9,693	$12,879
Less: allowance for doubtful accounts	(44)	(196)

	$9,649	$12,683

Unbilled Receivables

The Company has unbilled receivables pertaining to customer contractual holdback provisions, whereby the Company invoices the final retention payment(s) due under its sales contracts in periods generally ranging from 12 to 24 months after the product has been shipped to the customer and revenue has been recognized.

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2010	2009

Raw materials	$5,866	$6,394
Work in process	831	1,848
Finished goods	3,075	2,117

	$9,772	$10,359

Excess and obsolete valuation adjustments included in inventory at December 31, 2010 and 2009 were $337,000 and $195,000, respectively.

Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2010	2009

Other accounts receivable: carryback tax refund	$1,609	$—
Prepaid income taxes	708	—
Deferred cost of goods sold	902	432
Supplier advances	596	509
Other prepaid expenses and current assets	613	800

	$4,428	$1,741

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009

Machinery and equipment	$12,260	$4,508
Office equipment, furniture, and fixtures	2,201	1,943
Automobiles	40	40
Software	397	312
Leasehold improvements	9,291	4,754
Buildings	2,215	2,215
Land	210	210
Construction in progress	537	5,567

	27,151	19,549
Less: accumulated depreciation and amortization	(4,837)	(2,591)

	$22,314	$16,958

Depreciation and amortization expense related to property and equipment, including equipment acquired under capital leases, was approximately $2.6 million, $0.9 million, and $0.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Construction in progress costs at December 31, 2010 related primarily to the construction of specialized manufacturing equipment. As of December 31, 2010, none of the assets related to construction in progress have been placed in service and therefore have not yet been subject to depreciation or amortization. The Company estimates the costs to complete construction in progress to be approximately $220,000 as of December 31, 2010 and expects to complete construction within the next 6 months.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2010	2009

Payroll and commissions payable	$2,543	$3,166
Contingent consideration and other for acquisition, current portion	1,453	2,500
Capital projects	246	1,193
Professional fees	286	770
Other current liabilities	720	1,863

	$5,248	$9,492

Non-Current Liabilities

Non-current liabilities consisted of the following (in thousands):

	December 31,
	2010	2009

Contingent and other consideration for acquisition, non-current	$1,000	$3,000
Deferred rent expense, non-current	1,067	890
Deferred revenue, non-current	157	—

	$2,224	$3,890

Revenue by Product Category

The Company manufactures and sells high-efficiency energy recovery products, high pressure pumps and related parts and services under one operating segment (see Note 11 — “Business Segment and Geographic Information”). Although the Company operates under one segment, it categorizes revenue based on type of energy recovery device and its related products and services. The following table reflects revenue by product category for the periods indicated (in thousands):

	Years Ended
	December 31,
	2010	2009(1)	2008(1)

PX devices and related products and services	$27,850	$45,091	$50,428
Turbochargers and pumps	18,003	1,923	1,691

	$45,853	$47,014	$52,119

(1)	Turbochargers and certain high-pressure pumps were not part of the Company’s product offerings until the acquisition of Pump Engineering, LLC in December 2009.

Advertising Expense

Advertising expense is charged to operations in the year in which it is incurred. Total advertising expense amounted to $112,000, $130,000, and $103,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 6.	Long-Term Debt and Capital Leases

Long-term debt consisted of the following (in thousands):

	December 31,
	2010	2009

Promissory notes payable	$213	$511
Less: current portion	(128)	(265)

Long-term debt	$85	$246

Future minimum principal payments due under long-term debt arrangements consist of the following (in thousands):

December 31,
2010

2011	$128
2012	85

$213

Notes Payable and Lines of Credit

In December 2005, the Company entered into an agreement with a financial institution for a $222,000 fixed-rate-installment note (“fixed promissory note”) carrying an annual interest rate of 10% and, as amended, a $3.5 million revolving note (“revolving note”) carrying an annual interest rate of LIBOR plus 2.5%. These notes were secured by the Company’s accounts receivable, inventories, property, equipment and other general intangibles except for intellectual property.

In April 2006, the Company entered into a loan and security agreement (“loan and security agreement”) with its financial institution for a $2.0 million credit facility (“credit facility”), secured by the Company’s cash and cash equivalents, accounts receivable, inventory, property and other general intangibles except for intellectual property. The credit facility held an interest rate of LIBOR plus 2.5%.

The revolving note and the loan and security agreement were terminated during the first quarter of 2008. The fixed promissory note was fully repaid during the first quarter of 2009.

In March 2007, the Company entered into a $1.0 million equipment promissory note (“equipment promissory note”). The equipment promissory note has an interest rate of cost of funds plus 2.75% and matures in September 2012. As of December 31, 2010 and 2009, the amount outstanding on the equipment promissory note was $213,000 and $341,000, respectively. The interest rate for the equipment promissory note at December 31, 2010 and 2009 was 7.81%.

In March 2008, the Company entered into a new credit agreement (“2008 credit agreement”) with a financial institution. The 2008 credit agreement, as amended, allowed borrowings of up to $12.0 million on a revolving basis at LIBOR plus 2.75%. This agreement was terminated during the first quarter of 2009.

As a result of terminating the 2008 credit agreement, the Company was required to transfer $9.1 million in cash to a restricted cash account as collateral for outstanding irrevocable standby letters of credit that were collateralized by the credit agreement as of the date of its termination. The Company was also required to restrict cash as collateral for the outstanding balance on the equipment promissory note. As of December 31, 2010, $6.8 million of this restricted cash had been released.

Upon the termination of the 2008 credit agreement, a new loan and security agreement (“2009 loan and security agreement”) with another financial institution became effective. The 2009 loan and security agreement, as amended, provides a total available credit line of $16.0 million. Under the amended agreement, the Company is allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the advances and the collateral do not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%. As of December 31, 2010, $7.6 million of the $16.0 million credit line had been utilized as collateral for outstanding irrevocable standby letters of credit and there were no outstanding draws or other outstanding balance on the credit line. The amended agreement expires in May 2012 and is collateralized by substantially all of the Company’s assets.

The Company is subject to certain financial and administrative covenants under the 2009 loan and security agreement. As of December 31, 2010, the Company was non-compliant with two financial covenants under this credit agreement. Section 6.6(c) of the 2009 loan and security agreement sets forth a covenant that requires our company to meet a minimum net income requirement for the fiscal year. The covenant was not satisfied due to a net loss reported for the 2010 fiscal year. Additionally, the Company was non-compliant with one financial covenant related to the timing of financial reporting. The Company is in discussion with Citibank seeking a waiver for this matter. As of December 31, 2010, $7.6 million of the $16.0 million credit line has been utilized as collateral for outstanding irrevocable standby letters of credit, there were no outstanding draws or other outstanding balance on the credit line, and the unutilized credit line balance of $8.4 million was available for the Company’s. Although there is no assurance that the Company will be successful in obtaining the waiver, our cash and cash equivalents balance of $55.3 million at December 31, 2010 significantly exceeds the amount of credit utilized to date and management expects that it will be able to resolve the matter with Citibank or, if necessary, obtain alternative arrangements with other financial institutions, without a material adverse effect on the Company.

In December 2009, the Company acquired Pump Engineering, LLC. As of the date of acquisition, the Company assumed Pump Engineering’s outstanding long-term debt obligations which included a mortgage, a term loan and two promissory notes. The Company paid the mortgage and term loan in full prior to December 31, 2009 for $1.7 million in principal and accrued interest. The promissory notes consisted of a vehicle promissory note issued by a financial institution and an unsecured promissory note issued by an investment group. During the first quarter of 2010, the Company paid the remaining balance of the two promissory notes for a total of $148,000, including accrued interest.

During the periods presented, the Company provided certain customers with irrevocable standby letters of credit to secure its obligations for the delivery of products, performance guarantees and warranty commitments in accordance with sales arrangements. These letters of credit are collateralized by the Company’s credit line or restricted cash and generally terminate within 12 to 36 months from issuance. At December 31, 2010 and December 31, 2009, amounts outstanding on letters of credit collateralized by the Company’s line of credit totaled approximately $7.6 million and $6.4 million, respectively. See Note 15, “Commitments and Contingencies,” for further discussion of standby letters of credit.

Capital Leases

The Company leases certain equipment under agreements classified as capital leases. The terms of the lease agreements generally range up to five years. Costs and accumulated depreciation of equipment under capital leases were $680,000 and $105,000 as of December 31, 2010, respectively. As of December 31, 2009, costs and accumulated depreciation of equipment under capital leases were $932,000 and $144,000, respectively.

Future minimum payments under capital leases consist of the following (in thousands):

December 31,
2010

2011	$176
2012	111
2013	46

Total future minimum lease payments	333
Less: amount representing interest	(29)

Present value of net minimum capital lease payments	304
Less: current portion	(160)

Long-term portion	$144

Note 7.	Defined Contribution Plan

The Company has a 401(k) defined contribution plan for all employees over age 18. Generally, employees can defer up to 20% of their compensation through payroll withholdings into the plan. The Company can make discretionary matching contributions. The Company made contributions of $176,000, $131,000, and $105,000 during the years ended December 31, 2010, 2009 and 2008, respectively.

Note 8.	Stockholders’ Equity

Preferred Stock

The Company has the authority to issue 10,000,000 shares of $0.001 par value preferred stock. The Company’s board of directors has the authority, without action by the Company’s stockholders, to designate and issue shares of preferred stock in one or more series. The board of directors is also authorized to designate the rights, preferences, and voting powers of each series of preferred stock, any or all of which may be greater than the rights of the common stock including restrictions of dividends on the common stock, dilution of the voting power of the common stock, reduction of the liquidation rights of the common stock, and delaying or preventing a change in control of the Company without further action by the stockholders. To date, the board of directors has not designated any rights, preference or powers of any preferred stock and as of December 31, 2010 and 2009, no shares of preferred stock were issued or outstanding.

Common Stock

The Company has the authority to issue 200,000,000 shares of $0.001 par value common stock. Subject to the preferred rights of the holders of shares of any class or series of preferred stock as provided by the board of directors with respect to any such class or series of preferred stock, the holders of the common stock shall be entitled to receive dividends, as and when declared by the board of directors. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after the distribution or payment to the holders of shares of any class or series of preferred stock as provided by the board of directors with respect to any such class or series of preferred stock, the remaining assets of the Company available for distribution to stockholders shall be distributed among and paid to the holders of common stock ratably in proportion to the number of shares of common stock held by them respectively. As of December 31, 2010 and 2009, 52,596,170 and 51,215,653 shares were issued and outstanding, respectively.

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

Warrants

As of December 31, 2010, the Company had outstanding warrants to purchase an aggregate of 970,000 shares of the Company’s common stock at prices ranging from $0.20 to $1.00 per share. The warrants, issued in 2002 through 2005, are fully exercisable over a 10 year term, expiring in 2012 through 2015. The outstanding warrants include a warrant issued in November 2005 to an executive officer of the Company to purchase 150,000 shares of common stock at $1.00 per share.

During the year ended December 31, 2010, warrants to purchase 1,104,122 shares of common stock were exercised for cash at a price of $0.20 per share. The proceeds received by the Company from these exercises totaled $221,000. During the years ended December 31, 2009 and 2008, no warrants were exercised.

A summary of the Company’s warrant activity for the years ended (in thousands, except exercise prices and contractual life data):

	Years Ended
	December 31,
	2010	2009	2008

Outstanding, beginning of period	2,074	2,074	2,074
Exercised during the period	(1,104)	—	—
Cancelled during the period	—	—	—
Issued during the period	—	—	—

Outstanding, end of period	970	2,074	2,074

Weighted average exercise price of warrants outstanding at end of period	$0.88	$0.52	$0.52
Weighted average remaining contractual life, in years, of warrants outstanding at end of period	3.8	3.7	4.7

Note 9.	Share-Based Compensation

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

In July 2008, the Company’s board of directors adopted the 2008 Equity Incentive Plan (“2008 Plan”). The 2008 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other share-based awards. Under this plan, the board of directors is authorized to reserve for issuance up to 2,500,000 shares of common stock each year, not to exceed 10,000,000 shares. As of December 31, 2010, 6,400,000 shares of common stock have been reserved for issuance under this plan.

Effective July 2008, the 2008 Plan is the only plan under which shares may be reserved for issuance. Shares available for grant at December 31, 2010 and 2009 were 2,997,094 and 997,234, respectively.

Pursuant to Section 3.2 of the 2008 Plan, on January 1, 2011, an additional 2,500,000 were automatically reserved for issuance under the 2008 Plan.

Stock Option Activity

The following table summarizes the stock option activity under the Company’s stock option plans:

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (in Years)	Value(2)
	(In thousands)

Balance 12/31/07	1,280,608	$2.38	8.6	$3,355
Granted	1,367,078	$8.27	—	—
Exercised	(26,511)	$1.96	—	—
Forfeited	(89,189)	$4.78	—	—

Balance 12/31/08	2,531,986	$5.48	8.6	$6,593

Granted	1,772,400	$7.04	—	—
Exercised	(199,935)	$1.92	—	—
Forfeited	(270,096)	$6.75	—	—

Balance 12/31/09	3,834,355	$6.30	8.5	$4,674

Granted	834,600	$3.82	—	—
Exercised	(232,056)	$1.44	—	—
Forfeited	(371,594)	$7.53	—	—

Balance 12/31/10	4,065,305	$5.95	7.2	$947

Vested and exercisable as of December 31, 2010	1,875,247	$5.87	6.76	$819

Vested and exercisable as of December 31, 2010 and expected to vest thereafter(1)	3,842,366	$5.98	7.17	$929

(1)	Options that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of ASC 718, “Compensation — Stock Compensation.”

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s stock as of December 31, 2010 of $3.66 per share.

The weighted average per share fair value of options granted to employees for the years ended December 31, 2010, 2009 and 2008 was $1.93, $3.42 and $3.87, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2010, 2009, and 2008 was $726,000, $951,000, and $108,000, respectively. As of December 31, 2010, total unrecognized compensation cost related to non-vested options was $5.9 million, which is expected to be recognized as expense over a weighted-average period of approximately 2.5 years.

In February 2011, the Company’s board of directors appointed a new Chief Executive Officer (CEO). Upon board approval, the new CEO was granted 800,000 stock options. The options vest over a period of four years and carry an exercise price of $3.41.

Restricted Stock Awards

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

In August 2010, the Company granted 29,500 shares of restricted stock to a member of its board of directors in exchange for consulting services. The restricted shares vest ratably on a quarterly basis for one year from the date of grant.

The following table summarizes the restricted stock activity under the Company’s stock option plans:

		Weighted
		Average
		Grant-Date Fair
	Shares	Value
	(Per share)

Balance at December 31, 2008	—	$—
Awarded	60,000	$7.13
Vested	—	$—
Forfeited	(8,000)	$7.13

Balance at December 31, 2009	52,000	$7.13

Awarded	29,500	$3.63
Vested	(22,247)	$5.97
Forfeited	(10,000)	$7.13

Outstanding at December 31, 2010	49,253	$5.56

As of December 31, 2010, total unrecognized compensation cost related to non-vested restricted stock units was $253,000, which is expected to be recognized as expense over a weighted-average period of approximately 2.0 years.

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

In February 2005, both vested and unvested options to purchase 4,293,958 shares of common stock were exercised by the signing of full recourse promissory notes totaling $948,000. The notes bear an initial interest rate of 3.76%. The interest rate on the notes was deemed to be a below market rate of interest, resulting in a deemed modification to the exercise price of the options. As a result, the Company accounted for these options as variable option awards using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), part of “grandfathered GAAP” under the new Codification, until the employees were vested in the award.

For the year ended December 31, 2008, the Company recorded $155,000 of share-based compensation related to options exercised with promissory notes. As of December 31, 2008, all shares issued and outstanding due to the early exercise of stock options were fully vested and no longer subject to the Company’s right of repurchase and no further expense was recorded.

The promissory notes related to the exercise of the unvested shares and the corresponding aggregate exercise price for these shares were recorded as notes receivable from stockholders. Of the $948,000 of promissory notes, $552,000 were issued by executive officers and directors. As of December 31, 2008, all notes issued by executive officers and directors were paid in full. The remaining outstanding balances of the full recourse promissory notes at December 31, 2010 and 2009 is $38,000 and $90,000, respectively.

Stock Based Compensation — Fair Value

In addition to option compensation expense incurred for the modified options, the Company applied ASC 718, “Compensation — Stock Compensation,” during the years ended December 31, 2010, 2009 and

2008 and recognized related compensation expense of $2.8 million, $2.4 million and $0.9 million, respectively, related to stock-options and restricted stock units.

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

Forfeitures:  The Company estimates forfeitures at the time of grant, and revises those estimates periodically in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If the Company’s actual forfeiture rate is materially different from its estimate, the share-based compensation expense could be significantly different from what the Company has recorded in the current period.

Stock Price (prior to July 2008):  The absence of an active market for its common stock prior to July 2008 required management and the board of directors to estimate the fair value of its common stock for purposes of granting options and for determining share-based compensation expense for options granted prior to July 2008. In response to these requirements, management and the board of directors estimated the fair market common stock price based on factors such as the price of the most recent common stock sales to investors, the valuations of comparable companies, the status of the Company’s development and sales efforts, its cash and working capital amounts, revenue growth, and additional objective and subjective factors relating to its business on an annual basis.

Share-Based Compensation — Employee Stock Options and Restricted Stock Awards

The estimated grant date fair values of stock options granted to employees were calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Years Ended December 31,
	2010	2009	2008

Weighted average expected life	4 years	5 years	5 years
Weighted average expected volatility	63%	54%	48%
Risk-free interest rate	1.00 — 2.31%	1.36 — 2.85%	1.55 — 3.41%
Weighted average dividend yield	0%	0%	0%

Share-based compensation expense related to the fair value measurement of awards granted to employees was allocated as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Cost of revenue	$190	$186	$103
General and administrative	1,772	1,459	419
Sales and marketing	599	488	274
Research and development	214	246	140

	$2,775	$2,379	$936

Share-Based Compensation — Non-Employee Stock Options

The Company accounts for awards granted to non-employees other than members of the Company’s board of directors in accordance with and ASC 505-50, “Equity-Based Payments to Non-Employees.” which requires such awards to be recorded at their fair value on the measurement date using the Black-Scholes option-pricing model. The measurement of share-based compensation is subject to periodic adjustment as the underlying awards vest.

The fair value of stock options issued to consultants was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Years Ended December 31,
	2010	2009	2008

Expected life	7 — 8 years	6 — 9 years	1 — 10 years
Weighted average expected volatility	63%	57%	48%
Risk-free interest rate	1.85 — 3.57%	1.60 — 3.40%	1.55 — 2.46%
Weighted average dividend yield	0%	0%	0%

Share-based compensation expense related to awards granted to non-employees was allocated as follows (in thousands):

	Years Ended
	December 31,
	2010	2009	2008

General and administrative	$(1)	$30	$93
Sales and marketing	—	—	5

	$(1)	$30	$98

Note 10.	Earnings (Loss) Per Share

Net earnings (loss) are divided by the weighted average number of common shares outstanding during the year to calculate basic net earnings (loss) per common share. Diluted net earnings (loss) per common share are calculated to give effect to stock options and other share-based awards. The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Years Ended
	December 31,
	2010	2009	2008

Numerator:
Net income (loss)	$(3,608)	$3,686	$8,663

Denominator:
Weighted average common shares outstanding	52,072	50,166	44,848
Effect of dilutive securities:
Nonvested shares	—	—	5
Restricted stock units	—	1	—
Stock options	—	568	635
Warrants	—	1,909	1,904

Total shares for purpose of calculating diluted net earnings (loss) per share	52,072	52,644	47,392

Earnings (loss) per share:
Basic	$(0.07)	$0.07	$0.19

Diluted	$(0.07)	$0.07	$0.18

The following potential common shares were excluded from the computation of diluted net earnings (loss) per share because their effect would have been anti-dilutive (in thousands):

	Years Ended
	December 31,
	2010	2009	2008

Restricted awards*	49	28	—
Warrants	970	—	—
Stock options	4,053	2,366	669

*	Includes restricted stock and restricted stock units.

Subsequent issuance of potential common shares

In February 2011, the Company granted 800,000 stock options to its newly appointed chief executive officer. The options vest over a four-year period and expire 10 years from the grant date.

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

	Years Ended
	December 31,
	2010	2009	2008

Domestic revenue	$3,334	$3,022	$3,517
International revenue	42,519	43,992	48,602

Total revenue	$45,853	$47,014	$52,119

Revenue by country:
Australia	31%	19%	3%
Algeria	12	24	24
Spain	8	3	16
China	3	4	11
Israel	2	21	2
Others	44	29	44

Total	100%	100%	100%

Approximately 99% of the Company’s long-lived assets were located in the United States at December 31, 2010 and 2009.

Note 12.	Concentrations

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

Three customers, Hydrochem (S) Pte Ltd (a Hyflux company), UTE Desaldora Qingdao (a Befesa Agua entity), and Nirosoft Industries Ltd. accounted for approximately 22%, 16%, and 10% of the Company’s trade accounts receivable, respectively, at December 31, 2010. As of December 31, 2009, two customers, Acciona Agua and Southern Seawater JV (a joint venture of Valoriza and Sadyt) accounted for approximately 27% and 13% of the Company’s trade accounts receivable, respectively.

Revenue from customers representing 10% or more of total revenue varies from year to year. For the year ended December 31, 2010, two customers — Thiess Degremont J.V. (a joint venture of Thiess Pty Ltd. and

Degremont S.A.) and Hydrochem (S) Pte Ltd (a Hyflux company) — accounted for approximately 23% and 12% of the Company’s net revenue, respectively. For the year ended December 31, 2009, IDE Technologies, Ltd., Acciona Agua, and UTE Mostaganem — a consortium of Inima (Grupo OHL) and Aqualia (Grupo FCC) — accounted for approximately 20%, 11%, and 11% of the Company’s net revenue, respectively. For the year ended December 31, 2008, two customers accounted for approximately 16% and 11% of the Company’s net revenue: Hyflux Limited and Befesa Agua S.A. (including affiliated joint ventures), respectively. No other customer accounted for more than 10% of the Company’s net revenue during any of these periods.

Note 13.	Related Party Transactions

In August 2010, the Company granted 29,500 shares of restricted stock to a member of its board of directors in exchange for consulting services. The Company recognized $42,000 in related compensation expense for the year ended December 31, 2010. See Note 9 — “Share-Based Compensation” for further information.

The Company entered into a supply agreement with Piedmont Pacific Corporation, a company owned by James Medanich, a former director of the Company. Charges incurred under this supply agreement amounted to $26,000, $66,000 and $14,000 for the years ending December 31, 2010, 2009 and 2008, respectively. There were no payments due to this vendor as of December 31, 2010 and December 31, 2009. The Company believes that the transactions under the supply agreement were conducted as if consummated on an arm’s-length basis between two independent parties.

In 2008, the Company entered into a consulting agreement with Darby Engineering, LLC (invoiced as Think Mechanical, LLC), a firm owned by Peter Darby, a former director of the Company. Expenses incurred under this consulting agreement totaled $38,000 and $119,000 for the years ended December 31, 2009 and 2008, respectively. No expenses were incurred under this agreement for the year ended December 31, 2010. There were no amounts payable under this agreement as of December 31, 2010 and 2009. The Company believes that the transactions under the consulting agreement were conducted as if consummated on an arm’s-length basis between two independent parties.

Note 14.	Income Taxes

The components of the provision for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008

Current tax (benefit) expense:
Federal	$(1,807)	$2,405	$4,817
State	46	110	803
Foreign	3	(4)	86

	$(1,758)	$2,511	$5,706

Deferred tax benefit:
Federal	365	(125)	(612)
State	(233)	86	(62)

	$132	$(39)	$(674)

Total (benefit) provision for income taxes	$(1,626)	$2,472	$5,032

A reconciliation of income taxes computed at the statutory federal income tax rate to the (benefit) provision for income taxes included in the accompanying statements of income is as follows (in thousands, except percentages):

	Years Ended December 31,
	2010	2009	2008

U.S. federal taxes at statutory rate	(34)%	35%	35%
State income taxes, net of federal benefit	(5)%	2	3
Share-based compensation	10%	7	2
Other	(2)%	(4)	(3)

Effective tax rate	(31)%	40%	37%

Total deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2010	2009

Deferred tax assets:
Net operating loss carry forwards	$190	$191
Acquired intangibles	759	74
Accruals and reserves	2,990	2,261
Goodwill	—	101
Research and development credit carryforwards	175	—

Total deferred tax assets	$4,114	$2,627

Deferred tax liabilities:
Depreciation on property and equipment	$(1,201)	$(409)
Unrecognized gain on translation of foreign currency receivables	(123)	(175)
Goodwill	(1,010)	—
California single sales factor impact	—	(101)
§481(a) Adjustment — Unicap	—	(29)

Total deferred tax liabilities	$(2,334)	$(714)

Net deferred tax assets	$1,780	$1,913

As reported on the balance sheet:
Current assets, net	$2,097	$1,466
Non-current assets (liabilities), net	(317)	447

Net deferred tax assets	$1,780	$1,913

The Company had net deferred tax assets of approximately $1.8 million and $1.9 million at December 31, 2010 and 2009, respectively, relating principally to accrued expenses, acquired intangibles (including goodwill), fixed asset and inventory. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers, among other things, available taxable income in prior carry back years and projected future taxable income in light of the Company’s five year history of profitability (2005-2009) in making this assessment. Based upon the weight of available evidence, management has determined it is more likely than not that the Company will realize the benefits of these differences at December 31, 2010 and 2009; accordingly, no valuation allowance has been provided.

At December 31, 2010 and 2009, the Company had net operating loss carry-forwards of approximately $504,000 for both years for federal and $993,000 and $252,000, respectively, for California. The net operating loss carry-forwards, if not utilized, will begin to expire in 2012 for federal and 2014 for California purposes. Utilization of the net operating loss carry-forwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation will result in the expiration of the net operating loss carry-forwards before utilization. Management has estimated the amount which may ultimately be realized and recorded deferred tax assets accordingly.

On January 1, 2007, the Company adopted new accounting guidance as issued by the FASB related to unrecognized tax benefits. As a result of the implementation of this guidance, the Company recognized no increase in the liability for unrecognized tax benefits, and there were no unrecognized income tax benefits during the tax years ended December 31, 2010.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There are no accrued interest or penalties associated with any unrecognized tax benefits as of December 31, 2010 and 2009.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years from 1996 to 2010 remain open in various taxing jurisdictions.

Note 15.	Commitments and Contingencies

Lease Obligations

The Company leases facilities under fixed non-cancelable operating leases that expire on various dates through July 2019. Future minimum lease payments consist of the following (in thousands):

December 31,
2010

2011	$1,579
2012	1,529
2013	1,563
2014	1,559
2015	1,477
Thereafter	5,990

$13,697

Total rent and lease expense $1.9 million, $0.9 million, and $0.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Warranty

Changes in the Company’s accrued warranty reserve and the expenses incurred under its warranties were as follows (in thousands):

	Years Ended
	December 31,
	2010	2009	2008

Balance, beginning of period	$605	$270	$868
Warranty reserve acquired in business combination	—	267	—
Warranty costs charged to cost of revenue, including extended warranty costs	846	88	193
Utilization of warranty	(423)	(20)	(103)
Reduction of extended warranty reserve	—	—	(688)

Balance, end of period	$1,028	$605	$270

During 2008, the Company reduced the accrued warranty reserve by $688,000 to reflect the cancellation of an extended product warranty contract and the related elimination of the estimated warranty liability.

Purchase Obligations

The Company had purchase order arrangements with its vendors for which it had not received the related goods or services at December 31, 2010 and at December 31, 2009. These arrangements are subject to change based on the Company’s sales demand forecasts and the Company has the right to cancel the arrangements prior to the date of delivery. The majority of these purchase order arrangements were related to various key raw materials and components parts. As of December 31, 2010, the Company had approximately $3.4 million of open cancelable purchase order arrangements related primarily to materials and parts.

During 2010, the Company entered into a noncancelable purchase commitment with a vendor for the purchase and installation of specialized manufacturing equipment. The Company expects to receive the equipment during the first quarter of 2011. As of December 31, 2010, the remaining commitment under this purchase order was approximately $207,000.

The Company has entered into a noncancelable supply agreement with a vendor in order to manage the cost and availability of key raw materials. Under this agreement, the Company has committed to future minimum annual purchases of raw materials as follows (in thousands):

December 31,
2010

2011	$2,000
2012	1,600
2013	1,600

$5,200

Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, generally limited to personal injury and property damage caused by the Company’s employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2010 and December 31, 2009.

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

	December 31,
	2010	2009

Standby letters of credit issued under credit facility	$7,565	$6,435
Standby letters of credit collateralized by restricted cash	1,954	4,779

	$9,519	$11,214

Employee Agreements

The Company had agreements with certain executives governing the terms of their employment for certain periods. All but two of these agreements expired during 2008. One of the remaining two agreements, with the Company’s chief executive officer, expired in December 2009. The remaining employment agreement, with the Company’s Executive Vice President of Sales and Marketing who is based in Spain, remains in effect for an indefinite period of time, as is customary under local law.

Litigation

The Company is not party to any material litigation, and the Company is not aware of any pending or threatened litigation against it that the Company believes would adversely affect its business, operating results, financial condition or cash flows. However, in the future, the Company may be subject to legal proceedings in the ordinary course of business.

Note 16.	Subsequent Events

In February 2011, the Company announced the retirement of its Chief Executive Officer, GG Pique. Mr. Pique will remain an employee through spring 2011 to assist with the leadership transition and will continue to receive his base salary and standard Company benefits. At the end of his employment, he will be engaged on a consulting basis as an advisor to the Board of Directors. In this role, he will be paid an annual fee of $25,000 and his stock options will continue to vest. He will remain on the Board of Directors through June 2011, the end of his current term. In addition, the Compensation Committee of the Company’s Board of Directors approved cash retirement compensation for Mr. Pique in the amount of $565,000.

See Note 9 — “Share-Based Compensation” for discussion of stock options granted to the newly appointed chief executive officer during the first quarter of 2011.

All events or transactions that occurred after December 31, 2010 up through the date that these financial statements are issued have been evaluated. During this period, there were no material recognizable subsequent events. Other than as disclosed above, there were no material unrecognizable subsequent events.

Note 17.	Supplementary Data — Quarterly Financial Data (unaudited)

The following table presents certain unaudited consolidated quarterly financial information for each of the eight fiscal quarters in the period ended December 31, 2010. This quarterly information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for these quarterly periods are not necessarily indicative of the operating results for a full year or any future period.

QUARTERLY FINANCIAL DATA (unaudited)

	Three Months Ended,
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(In thousands, except per share amounts)

Quarterly Results of Operations*
Net revenue	$13,013	$6,921	$13,304	$12,615	$15,734	$9,545	$9,089	$12,646
Gross profit	5,702	2,384	6,628	7,358	9,390	6,158	5,798	8,073
Operating expenses:
General administrative	4,265	4,018	4,339	4,416	4,051	3,043	3,508	3,154
Sales and marketing	2,243	1,860	2,142	1,960	1,677	1,634	1,651	1,510
Research and development	1,000	1,252	863	828	632	779	826	804
Gain on fair value remeasurement	(2,147)	—	—	—	—	—	—	—

Income (loss) from operations	$341	$(4,746)	$(716)	$154	$3,030	$702	$(187)	$2,605

Net income (loss)	$496	$(3,850)	$(322)	$68	$1,653	$550	$(71)	$1,554

Earnings (loss) per share:
Basic	$0.01	$(0.07)	$(0.01)	$0.00	$0.03	$0.01	$(0.00)	$0.03
Diluted	$0.01	$(0.07)	$(0.01)	$0.00	$0.03	$0.01	$(0.00)	$0.03

*	Quarterly results may not add up to annual results due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Accounting Firm

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the assessment using those criteria, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

The Company’s independent registered public accountants, BDO USA, LLP, audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and have issued an audit report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Energy Recovery, Inc
San Leandro, California

We have audited Energy Recovery, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Energy Recovery, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Energy Recovery, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Energy Recovery, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
March 14, 2011

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

The information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held June 10, 2011, to be filed by the Company with the SEC (the “Proxy Statement”).

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

(a) The following documents are included as part of this Annual Report on Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

			Changes in
		Additions	Estimates
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Costs and		Balance at
Description	Period	Expenses	Expenses(1)	Deductions(2)	End of Period
	(In thousands)

Year Ended December 31, 2008
Allowance for doubtful accounts	121	75	(68)	(69)	59
Year Ended December 31, 2009
Allowance for doubtful accounts	59	204	(43)	(24)	196
Year Ended December 31, 2010
Allowance for doubtful accounts	196	47	(183)	(16)	44

(1)	Collections of previously reserved accounts

(2)	Uncollectible accounts written off, net of recoveries

All other schedules have been omitted because the information required to be presented in them is not applicable or is shown in the Consolidated Financial Statements or related notes.

(3) Exhibit Index

See Exhibit Index immediately follow the signature page for a list of exhibits filed or incorporated by reference as a part of this report.

(b) Exhibit.

See Exhibits listed under Item 15(a) (3).

(c) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements, or notes there to, or in the Exhibits listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Leandro, State of California, on the 14th day of March 2011.

ENERGY RECOVERY, INC.

By:	/s/ THOMAS S. ROONEY, JR.
Thomas S. Rooney, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS S. ROONEY, JR. Thomas S. Rooney, Jr.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2011

/s/ THOMAS D. WILLARDSON Thomas D. Willardson	Chief Financial Officer (Principal Financial Officer)	March 14, 2011

/s/ DENO G. BOKAS Deno G. Bokas	Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2011

/s/ HANS PETER MICHELET Hans Peter Michelet	Executive Chairman	March 14, 2011

/s/ G.G. PIQUE G.G. Pique	Director	March 14, 2011

/s/ ARVE HANSTVEIT Arve Hanstveit	Director	March 14, 2011

/s/ FRED OLAV JOHANNESSEN Fred Olav Johannessen	Director	March 14, 2011

/s/ DOMINIQUE TREMPONT Dominique Trempont	Director	March 14, 2011

/s/ PAUL M. COOK Paul M. Cook	Director	March 14, 2011

/s/ MARIE-ELISABETH PATÉ-CORNELL Marie-Elisabeth Paté-Cornell	Director	March 14, 2011

/s/ ROBERT MAO Robert Mao	Director	March 14, 2011

EXHIBIT INDEX

Exhibit			Incorporated by Reference					Filed
Number		Exhibit Description	Form	File No.	Exhibit		Filing Date		Herewith

2.1		Agreement and Plan of Merger dated as of December 2, 2009, by and among the Company, CFE Acquisition Corporation, Pump Engineering, LLC, Roy Radakovich and U.S. Bank, National Association.	8-K	001-34112	2.1		12/8/2009
3.1		Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 7, 2008.	10-K	001-34112	3.1		3/27/2009
3.2		Amended and Restated Bylaws, effective as of July 8, 2008.	10-K	001-34112	3.2		3/27/2009
10	.1*	Form of Indemnification Agreement between the Company and its directors and officers.	S-1/A	333-150007	10.1		5/12/2008
10	.2*	2001 Stock Option Plan of the Company and form of Stock Option Agreement thereunder.	S-1	333-150007	10.2		4/1/2008
10	.3*	2002 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.	S-1	333-150007	10.3		4/1/2008
10	.4*	2004 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.	S-1	333-150007	10.4		4/1/2008
10	.5*	2006 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.	S-1	333-150007	10.5		4/1/2008
10	.6*	Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.	S-1	333-150007	10	.5.1	4/1/2008
10	.7*	Second Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.	S-1	333-150007	10	.5.2	4/1/2008
10	.8*	2008 Equity Incentive Plan of the Company and form of Stock Option Agreement thereunder.	S-1/A	333-150007	10.6		5/12/2008
10	.9*	Amendment to 2008 Equity Incentive Plan of the Company.	S-1/A	333-150007	10	.6.1	6/27/2008
10	.10*	Employment Agreement dated March 1, 2006, between the Company and G.G. Pique.	S-1	333-150007	10.7		4/1/2008
10	.11*	Amendment to Employment Agreement dated January 1, 2008, between the Company and G.G. Pique.	S-1	333-150007	10	.7.1	4/1/2008
10	.12*	Amendment to Employment Agreement dated May 28, 2008, between the Company and G.G. Pique.	S-1/A	333-150007	10	.7.2	6/9/2008
10	.13*	Amendment to Employment Agreement dated December 31, 2008, between the Company and G.G. Pique.	10-K	001-34112	10	.7.3	3/27/09
10.14		Independent Contractor Agreement dated January 23, 2008, between the Company and Darby Engineering LLC.	S-1	333-150007	10.12		4/1/2008

Exhibit		Incorporated by Reference					Filed
Number	Exhibit Description	Form	File No.	Exhibit		Filing Date		Herewith

10.15	Lease Agreement dated February 28, 2005, between the Company and 2101 Williams Associates, LLC.	S-1	333-150007	10.13		4/1/2008
10.16	Amendment to Lease Agreement dated October 3, 2005, between the Company and 2101 Williams Associates, LLC.	S-1	333-150007	10	.13.1	4/1/2008
10.17	Second Amendment to Lease Agreement dated January 4, 2006, between the Company and 2101 Williams Associates, LLC.	S-1	333-150007	10	.13.2	4/1/2008
10.18	Third Amendment to Lease Agreement dated September 26, 2006, between the Company and 2101 Williams Associates, LLC.	S-1	333-150007	10	.13.3	4/1/2008
10.19	Lease Agreement dated February 15, 2008, between the Company and Beretta Investment Group.	S-1	333-150007	10.14		4/1/2008
10.20	Lease Agreement dated August 7, 2006, between Energy Recovery Iberia, S.L. and REGUS Business Centre.	S-1	333-150007	10.15		4/1/2008
10.21	Loan and Security Agreement dated March 27, 2008, between the Company and Comerica Bank.	S-1/A	333-150007	10.16		5/12/2008
10.22	First Modification to Loan and Security Agreement dated March 27, 2008, between the Company and Comerica Bank.	S-1/A	333-150007	10	.16.1	5/12/2008
10.23	Second Modification to Loan and Security Agreement dated May 29, 2008, between the Company and Comerica Bank.	S-1/A	333-150007	10	.16.2	6/9/2008
10.24	Third Modification to Loan and Security Agreement dated September 18, 2008, between the Company and Comerica Bank.	10-Q	001-34112	10	.16.3	11/12/2008
10.25	Fourth Modification to Loan and Security Agreement dated December 23, 2008, between the Company and Comerica Bank.	10-K	001-34112	10	.16.4	3/27/2009
10.26	Modified Industrial Gross Lease Agreement dated November 25, 2008, between the Company and Doolittle Williams, LLC.	10-K	001-34112	10.17		3/27/2009
10.27	First Amendment to Modified Industrial Gross Lease dated May 28, 2009, between the Company and Doolittle Williams, LLC.	10-Q	001-34112	10	.17.1	8/7/2009
10.28	Second Amendment to Modified Industrial Gross Lease dated June 26, 2009, between the Company and Doolittle Williams, LLC.	10-Q	001-34112	10	.17.2	8/7/2009
10.29	Lease Agreement dated September 1, 2008, between Energy Recovery Iberia, S.L. and Lambaesis, S.L.	10-K	001-34112	10.18		3/27/2009
10.30	Loan and Security Agreement dated January 7, 2009, between the Company and Citibank, N.A.	10-Q	001-34112	10.19		5/8/2009

Exhibit			Incorporated by Reference					Filed
Number		Exhibit Description	Form	File No.	Exhibit		Filing Date		Herewith

10.31		First Amendment to Loan and Security Agreement dated February 17, 2009, between the Company and Citibank, N.A.	10-K	001-34112	10	.19.1	3/15/2010
10.32		Second Amendment to Loan and Security Agreement dated December 21, 2009, between the Company and Citibank, N.A.	10-K	001-34112	10	.19.2	3/15/2010
10.33		Third Amendment to Loan and Security Agreement dated May 28, 2010, between the Company and Citibank, N.A.	10-Q	001-34112	10	.19.3	8/6/2010
10.34		Pledge and Security Agreement dated February 17, 2009, between the Company and Comerica Bank.	10-Q	001-34112	10.20		5/8/2009
10	.35*	Energy Recovery, Inc. Change in Control Severance Plan.	10-Q	001-34112	10.21		8/7/2009
10	.36*	Employment Agreement dated August 1, 2007, between the Company and Borja Sanchez-Blanco.	10-Q	001-34112	10.22		5/7/2010
10	.37*	Wage Structure Change Agreement dated December 30, 2009, between the Company and Borja Sanchez-Blanco.	10-Q	001-34112	10	.22.1	5/7/2010
10	.38*	Offer Letter dated February 14, 2011, to Thomas Rooney.	8-K	001-34112	99.2		2/15/2011
10	.39*	First Amendment to the Energy Recovery, Inc. Change in Control Severance Plan dated February 17, 2011.						X
10	.40*	G.G. Pique Resignation Acceptance and Separation Package dated February 14, 2011.						X
14.1		Code of Ethics.	10-K	001-34112	14.1		3/27/2009
21.1		List of subsidiaries of the Company.						X
23.1		Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.						X
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
32.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

*	Indicates management compensatory plan, contract or arrangement.