Form 10-Q
period 2011-03-31
Energy Recovery, Inc.
filed 2011-05-06
CIK 1421517

eri

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to __________

Commission File Number: 001-34112

Energy Recovery, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0616867
(State of Incorporation)	(IRS Employer Identification No.)

1717 Doolittle Drive	94577
San Leandro, CA 94577	(Zip Code)
(Address of Principal Executive Offices)

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

As of April 30, 2011, there were 52,609,423 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and par value)
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$52,589	$55,338
Restricted cash	4,634	4,636
Accounts receivable, net of allowance for doubtful accounts of $34 and $44 at March 31, 2011 and December 31, 2010, respectively	8,507	9,649
Unbilled receivables, current	4,979	2,278
Inventories	9,408	9,772
Deferred tax assets, net	2,097	2,097
Prepaid expenses and other current assets	4,607	4,428
Total current assets	86,821	88,198
Restricted cash, non-current	1,380	2,244
Property and equipment, net	21,900	22,314
Goodwill	12,790	12,790
Other intangible assets, net	8,006	8,352
Other assets, non-current	2	19
Total assets	$130,899	$133,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,304	$1,429
Accrued expenses and other current liabilities	5,385	5,248
Income taxes payable	20	13
Accrued warranty reserve	867	1,028
Deferred revenue	619	2,341
Current portion of long-term debt	128	128
Current portion of capital lease obligations	129	160
Total current liabilities	8,452	10,347
Long-term debt	53	85
Capital lease obligations, non-current	60	144
Deferred tax liabilities, non-current, net	317	317
Deferred revenue, non-current	286	157
Other non-current liabilities	2,073	2,067
Total liabilities	11,241	13,117
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 52,608,629 and 52,596,170 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	53	53
Additional paid-in capital	112,653	112,025
Notes receivable from stockholders	(38)	(38)
Accumulated other comprehensive loss	(92)	(80)
Retained earnings	7,082	8,840
Total stockholders’ equity	119,658	120,800
Total liabilities and stockholders’ equity	$130,899	$133,917

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Net revenue	$10,367	$12,615
Cost of revenue	5,703	5,257
Gross profit	4,664	7,358
Operating expenses:
General and administrative	4,057	3,733
Sales and marketing	2,070	1,960
Research and development	1,029	828
Amortization of intangible assets	346	683
Total operating expenses	7,502	7,204
Income (loss) from operations	(2,838)	154
Interest expense	(20)	(21)
Other non-operating income (expense), net	194	(18)
Income (loss) before provision from income taxes	(2,664)	115
Provision for (benefit from) income taxes	(906)	47
Net income (loss)	$(1,758)	$68
Earnings (loss) per share:
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00
Number of shares used in per share calculations:
Basic	52,586	51,243
Diluted	52,586	53,652

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$(1,758)	$68
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,204	1,126
Loss on disposal of fixed assets	77	—
Interest accrued on notes receivables from stockholders	—	(1)
Share-based compensation	607	597
Net unrealized (gain) loss on foreign currency transactions	(188)	14
Excess tax benefit from share-based compensation arrangements	—	(25)
Recoveries of doubtful accounts	(10)	(28)
Provision for warranty claims	77	121
Valuation adjustments for excess or obsolete inventory	225	101
Amortization of inventory acquisition valuation step-up	—	422
Other non-cash adjustments	(31)	(25)
Changes in operating assets and liabilities:
Accounts receivable	1,325	(2,844)
Unbilled receivables	(2,651)	(618)
Inventories	139	(2,858)
Deferred tax assets and liabilities, net	—	(1)
Prepaid and other assets	(164)	(534)
Accounts payable	(174)	1,292
Accrued expenses and other liabilities	(291)	(1,929)
Income taxes payable	5	(275)
Deferred revenue	(1,594)	910
Net cash used in operating activities	(3,202)	(4,487)
Cash Flows From Investing Activities
Capital expenditures	(339)	(4,199)
Proceeds from sale of capitalized assets	55	—
Restricted cash	866	122
Net cash provided by (used in) investing activities	582	(4,077)
Cash Flows From Financing Activities
Repayment of long-term debt	(32)	(202)
Repayment of capital lease obligation	(115)	(51)
Net proceeds from issuance of common stock	18	148
Excess tax benefit from share-based compensation arrangements	—	25
Repayment of notes receivables from stockholders	—	55
Net cash used in financing activities	(129)	(25)
Effect of exchange rate differences on cash and cash equivalents	—	(15)
Net decrease in cash and cash equivalents	(2,749)	(8,604)
Cash and cash equivalents, beginning of period	55,338	59,115
Cash and cash equivalents, end of period	$52,589	$50,511

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Energy Recovery, Inc. (“the Company”, “ERI”, “we” or “us”) develops, manufactures and sells high-efficiency energy recovery devices for use in seawater desalination. Our products are sold under the trademarks ERITM, PXTM, PEITM, Pressure ExchangerTM, PX Pressure ExchangerTM, Pump EngineeringTM and QuadribaricTM. Our energy recovery devices make desalination affordable by capturing and reusing the otherwise lost pressure energy from the concentrated seawater reject stream of the desalination process. We also manufacture and sell high pressure pumps and circulation pumps for use in desalination. Our products are developed and manufactured in the United States of America (“U.S.”) at our headquarters in San Leandro, California, and at our facility in New Boston, Michigan. Additionally, we have direct sales offices and technical support centers in Madrid, Dubai, and Shanghai.

The Company was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001. Shares of our common stock began trading publicly in July 2008. We have five wholly-owned subsidiaries: Osmotic Power, Inc., Energy Recovery, Inc. International, Energy Recovery Iberia, S.L., Pump Engineering, Inc., and ERI Energy Recovery Ireland Ltd. incorporated in September 2005, July 2006, September 2006, November 2009, and April 2010, respectively.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires our management to make judgments, estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Our most significant estimates and judgments involve the determination of revenue recognition, allowance for doubtful accounts, allowance for product warranty, valuation of stock options, valuation of goodwill and acquired intangible assets, useful lives for depreciation and amortization, valuation adjustments for excess and obsolete inventory, deferred taxes and valuation allowances on deferred tax assets. Actual results could differ materially from those estimates.

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying Condensed Consolidated Financial Statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The December 31, 2010 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP; however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on March 15, 2011.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Our presentation of certain expenses and liabilities in our Condensed Consolidated Financial Statements has changed from prior periods. In our Condensed Consolidated Statements of Operations, amortization expense recorded in connection with finite-lived intangible assets was previously included in the caption “General and Administrative” and is now included in the caption “Amortization of Intangible Assets.” In our Condensed Consolidated Balance Sheets, deferred service revenue that is expected to be realized more than twelve months from the balance sheet date was previously included in the caption “Other Non-current Liabilities” and is now included in the caption “Deferred Revenue, Non-current.” We believe that these changes provide a more meaningful presentation of our operating expenses and long-term obligations. Amounts presented for the three months ended March 31, 2010 and as of December 31, 2010 have been reclassified to conform to the current presentation.

Recently Adopted Accounting Guidance

On January 1, 2011, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on revenue arrangements with multiple deliverables. The guidance is effective for revenue arrangements entered into or materially modified on or after January 1, 2011. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance eliminates the use of the residual value method for determining the allocation of arrangement consideration and includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Adoption of the new guidance did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

During the quarter ended March 31, 2011, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 that affect our results of operations, financial condition, liquidity or disclosures.

Note 2 — Goodwill and Other Intangible Assets

In December 2009, we acquired 100% of the equity interests of Pump Engineering, LLC, a private US company and supplier of energy recovery technology and pumps for use in the global desalination market. The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. As of March 31, 2011, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Pump Engineering, LLC.

Our intangible assets include intangible assets acquired in the acquisition of Pump Engineering, LLC and costs related to our development of patents. The following is a summary of our identifiable intangible assets as of March 31, 2011 and December 31, 2010, respectively (in thousands, except useful life data):

	March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed Technology	$6,100	$(813)	$—	$5,287
Non-compete agreements	1,310	(566)	—	744
Trademarks	1,200	(80)	—	1,120
Customer relationships	990	(396)	—	594
Patents	585	(282)	(42)	261
	$10,185	$(2,137)	$(42)	$8,006

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed Technology	$6,100	$(659)	$—	$5,441
Non-compete agreements	1,310	(461)	—	849
Trademarks	1,200	(65)	—	1,135
Customer relationships	990	(330)	—	660
Patents	585	(276)	(42)	267
	$10,185	$(1,791)	$(42)	$8,352

Note 3 — Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income (loss)	$(1,758)	$68
Denominator:
Weighted average common shares outstanding	52,586	51,243
Effect of dilutive securities:
Restricted stock units		4
Stock options	—	500
Warrants	—	1,905
Total shares for purpose of calculating diluted earnings (loss) per share	52,586	53,652
Earnings (loss) per share:
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00

The following potential common shares were excluded from the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2011	2010
Restricted awards*	37	—
Stock options**	4,543	2,672
Warrants	970	—
____________

*        Includes restricted stock and restricted stock units.
**      For 2010, this represents options where the exercise price was higher than the average stock price during the period.

Note 4 — Other Financial Information

Inventories

Our inventories consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$5,015	$5,866
Work in process	2,262	831
Finished goods	2,131	3,075
	$9,408	$9,772

Revenue by Product Category

The Company manufactures and sells high-efficiency energy recovery products, high pressure pumps and related parts and services under one operating segment (see Note 9 — “Business Segment and Geographic Information”). Although the Company operates under one segment, it categorizes revenue based on type of energy recovery device and its related products and services. The following table reflects revenue by product category for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
PX devices and related products and services	$8,779	$10,378
Turbochargers and pumps	1,588	2,237
	$10,367	$12,615

Note 5 — Long-Term Debt and Capital Leases

Long-Term Debt

As of March 31, 2011, long term debt consisted of one equipment promissory note payable. Future minimum principal payments due under this long-term debt arrangement consist of the following (in thousands):

March 31, 2011
2011 (remaining nine months)	$96
2012	85
$181

Effective February 2009, we entered into a loan and security agreement with a financial institution. This agreement was amended in May 2010 which increased the total available credit line from $15.0 million to $16.0 million. Under the amended agreement, we are allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the advances and the collateral do not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%. As of March 31, 2011, there were no advances drawn on this line of credit. The amended agreement expires in May 2012 and is collateralized by substantially all of our assets.

We are subject to certain financial and administrative covenants under the 2009 loan and security agreement. As of March 31, 2011, we were non-compliant with a financial covenant under this credit agreement. Section 6.6(c) of the 2009 loan and security agreement sets forth a covenant that requires our company to meet a minimum net income requirement for the fiscal year. The covenant was not satisfied due to a net loss reported for the 2010 fiscal year. As a result, we may be requested by the bank to provide cash collateral for our outstanding standby letters of credit that are currently collateralized by our line of credit. We continue to have discussions with the bank and are considering alternative arrangements including cancellation of the credit line and utilizing available cash to collateralize outstanding standby letters of credit. We have no borrowings under the line and have used the line of credit exclusively for the issuance of standby letters of credit. We believe that our cash and cash equivalents significantly exceed the amount of collateral needed to support the outstanding standby letters of credit and that using the cash to collateralize outstanding standby letters of credit will not have a material adverse effect on our financial position or results of operations.

During the periods presented, we provided certain customers with irrevocable standby letters of credit to secure our obligations for the delivery of products, performance guarantees and warranty commitments in accordance with sales arrangements. These letters of credit are collateralized by our credit line or restricted cash and generally terminate within 12 to 36 months from issuance. At March 31, 2011 and December 31, 2010, amounts outstanding on letters of credit collateralized by our line of credit totaled approximately $8.0 million and $7.6 million, respectively.

Capital Leases

Future minimum payments under capital leases consist of the following (in thousands):

March 31, 2011
2011 (remaining nine months)	$104
2012	79
2013	17
Total future minimum lease payments	200
Less: amount representing interest	(11)
Present value of net minimum capital lease payments	189
Less: current portion	(129)
Long-term portion	$60

Note 6 — Equity

Share-based Compensation Expense

For the three months ended March 31, 2011 and 2010, we recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$41	$48
General and administrative	390	412
Sales and marketing	136	128
Research and development	40	9
	$607	$597

As of March 31, 2011, total unrecognized compensation cost related to non-vested share-based awards, net of estimated forfeitures, was $5.5 million, which is expected to be recognized as expense over a weighted-average period of approximately 2.5 years.

In February 2011, our board of directors appointed a new Chief Executive Officer (CEO). Upon board approval, the new CEO was granted 800,000 stock options. The options vest over a period of four years and carry an exercise price of $3.41.

In April 2011, our board of directors appointed a new Chief Financial Officer (CFO). Pending approval by the board, the new CFO will receive a grant of 400,000 stock options.

Note 7 — Income Taxes

Our effective tax rate for the three months ended March 31, 2011 and 2010 was 34% and 41%, respectively. These effective tax rates differ from the U.S. statutory rate principally due to the effect of state income taxes and non-deductible share-based compensation relative to pretax income, offset in part with respect to 2010 by deductions related to manufacturing and credits related to research and development. The change in the effective tax rate from the comparable period in the prior year was principally due to our forecasted pre-tax loss position for full year 2011 as of the end of the first quarter of 2011 versus a forecasted pretax income position for full year 2010 as of the end of the first quarter of 2010. There have been no other material changes to our income tax position during the three months ended March 31, 2011.

Note 8 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancelable operating leases that expire on various dates through November 2019. Future minimum lease payments consist of the following (in thousands):

March 31, 2011
2011 (remaining nine months)	$1,179
2012	1,529
2013	1,563
2014	1,559
2015	1,477
Thereafter	5,990
$13,297

Product Warranty

We sell products with a limited warranty for a period ranging from one to six years. We accrue for warranty costs based on estimated product failure rates, historical activity and expectations of future costs. Periodically, we evaluate and adjust the warranty costs to the extent actual warranty costs vary from the original estimates.

The following table summarizes the activity related to the product warranty liability during the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$1,028	$605
Warranty costs charged to cost of revenue	77	121
Utilization of warranty	(238)	(18)
Balance, end of period	$867	$708

Purchase Obligations

We enter into purchase order arrangements with our vendors. As of March 31, 2011, there are open purchase orders for which we have not yet received the related goods or services. The majority of these purchase order arrangements are related to various key raw materials and components parts and are subject to change based on our sales demand forecasts. We have the right to cancel most of these arrangements prior to the date of delivery. As of March 31, 2011, we had approximately $3.2 million of cancelable open purchase order arrangements related primarily to materials and parts and $0.1 million of noncancelable open purchase order arrangements related to manufacturing equipment.

Additionally, we have entered into a noncancelable supply agreement with a vendor in order to manage the cost and availability of key raw materials and components. Under this agreement, we have committed to future minimum annual purchases of raw materials and components as follows (in thousands):

March 31, 2011
2011 (remaining nine months)	$1,400
2012	1,600
2013	1,600
$4,600

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, there are no liabilities recorded for these agreements as of March 31, 2011 and December 31, 2010.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts ranging from 10% to 30% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication and operating performance of the PX device. These guarantees are generally standby letters of credit and remain in place for periods ranging from 12 to 36 months which relate to the underlying product warranty period. The standby letters of credit are issued under our credit facility or are collateralized by restricted cash, as follows (amounts in thousands):

	March 31, 2011	December 31, 2010
Standby letters of credit issued under credit facility	$7,971	$7,565
Standby letters of credit collateralized by restricted cash	1,163	1,954
	$9,134	$9,519

Litigation

We are not currently a party to any material litigation and are not aware of any pending or threatened litigation against us that we believe would adversely affect our business, operating results, financial condition or cash flows. However, in the future, we may be subject to legal proceedings in the ordinary course of business.

Note 9 — Business Segment and Geographic Information

We manufacture and sell high efficiency energy recovery products and related services and operate under one segment. Our chief operating decision maker is the chief executive officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable segment.

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

	Three Months Ended March 31,
	2011	2010
Domestic revenue	$873	$1,192
International revenue	9,494	11,423
Total revenue	$10,367	$12,615

Revenue by country:
India	27%	3%
China	17	3
Cyprus	11	—
Spain	10	8
Australia	*	54
Others	35	32
Total	100%	100%
____________

*      Less than 1%.

Approximately 99% of our long-lived assets were located in the United States at March 31, 2011 and December 31, 2010.

Note 10 — Concentrations

Three customers, UTE Desaladora Qingdao (a Befesa Agua entity), IDE Technologies Ltd., and Hydrochem (S) Pte Ltd (a Hyflux company) accounted for approximately 19%, 15% and 15%, respectively, of our accounts receivable at March 31, 2011. As of December 31, 2010, three customers, Hydrochem (S) Pte Ltd (a Hyflux company), UTE Desaladora Qingdao (a Befesa Agua entity), and Nirosoft Industries Ltd. accounted for approximately 22%, 16%, and 10% of our trade accounts receivable, respectively.

Revenue from customers representing 10% or more of net revenue varies from period to period. For the three months ended March 31, 2011, IDE Technologies Ltd. and UTE Desaladora Qingdao (a Befesa Agua entity) accounted for approximately 38% and 16% of our net revenue, respectively.  For the three months ended March 31, 2010, Thiess Degremont J.V. (a joint venture of Thiess Pty Ltd and Degremont S.A.) and Acciona Agua accounted for approximately 28% and 24% of our net revenue, respectively.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$52,589	$52,589	$—	$—
Restricted Cash	6,014	6,014	—	—
Total	$58,603	$58,603	$—	$—
Liabilities:
Contingent consideration*	$1,353	$—	$—	$1,353
Total	$1,353	$—	$—	$1,353

		Fair Value Measurement at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$55,338	$55,338	$—	$—
Restricted Cash	6,880	6,880	—	—
Total	$62,218	$62,218	$—	$—
Liabilities:
Contingent consideration*	$1,353	$—	$—	$1,353
Total	$1,353	$—	$—	$1,353
____________

*        Included in Accrued Expenses and Other Current Liabilities

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this item and in other items of this Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

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

Forward-looking statements in this report include, without limitation, statements about the following:

•	our belief that our energy recovery devices make seawater reverse osmosis and other fluid processes in which our devices are used offer a more affordable means of production;

•	our objective of finding new applications for our technology outside of desalination, expanding and enhancing our offerings for the desalination industry, and developing new products for new markets;

•	our plan to manufacture a portion of our ceramics components internally;

•	our expectation that our expenditures for research and development will increase;

•	our expectation that we will continue to rely on sales of our energy recovery devices for a substantial portion of our revenue;

•	our expectation that sales outside of the United States will remain a significant portion of our revenue;

•	our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months; and

•	our expectation that a portion of our revenue could continue to be denominated in foreign currencies.

All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Part II, Item 1A: Risk Factors” and are based on information available to us as of May 6, 2011. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Part II, Item 1A: Risk Factors,” and our results disclosed from time to time in our reports on Forms 10-K, 10-Q and 8-K and our Annual Reports to Stockholders.

The following should be read in conjunction with the condensed financial statements and related notes included in “Part I, Item 1: Financial Statements” of this quarterly report and the consolidated financial statements and related notes included in our Annual Report on Form 10-K as filed on March 15, 2011.

Overview

We are in the business of designing, developing and manufacturing energy recovery devices for seawater reverse osmosis desalination. Our company was founded in 1992 and we introduced the initial version of our Pressure Exchanger(TM) energy recovery device in early 1997. In December 2009, we acquired Pump Engineering, LLC, which manufactures centrifugal energy recovery devices, known as turbochargers, and high pressure pumps.

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

Due to the fact that a single order for our energy recovery devices by a large engineering, procurement and construction firm for a particular plant may represent significant revenue, we often experience significant fluctuations in net revenue from quarter to quarter and from year to year. Historically, our engineering, procurement and construction firm customers tended to order a significant amount of equipment for delivery in the fourth quarter and, as a consequence, a significant portion of our annual sales occured during that quarter. In fiscal year 2010, the fourth quarter revenues did not reflect as high of a percentage of the annual revenues as in past years due to shipment delays caused by customer project delays.

A limited number of our customers accounts for a substantial portion of our net revenue and accounts receivable. Revenue from customers representing 10% or more of net revenue varies from period to period. For the three months ended March 31, 2011, IDE Technologies Ltd. and UTE Desaladora Qingdao (a Befesa Agua entity) accounted for approximately 38% and 16% of our net revenue, respectively.  For the three months ended March 31, 2010, Thiess Degremont J.V. (a joint venture of Thiess Pty Ltd and Degremont S.A.) and Acciona Agua accounted for approximately 28% and 24% of our net revenue, respectively. No other customers accounted for more than 10% of our net revenue during any of these periods.

During the three months ended March 31, 2011 and 2010, most of our revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our revenue for the foreseeable future.

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

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition, warranty costs, share-based compensation, inventory valuation, allowances for doubtful accounts, income taxes and the valuation of deferred tax assets, and valuation of goodwill and other intangible assets.

First Quarter of 2011 Compared to First Quarter of 2010

Results of Operations

The following table sets forth certain data from our historical operating results as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2011		2010		Change Increase / (Decrease)
Results of Operations:**
Net revenue	$10,367	100%	$12,615	100%	$(2,248)	(18)%
Cost of revenue	5,703	55%	5,257	42%	446	8%
Gross profit	4,664	45%	7,358	58%	(2,694)	(37)%
Operating expenses:
General and administrative	4,057	39%	3,733	30%	324	9%
Sales and marketing	2,070	20%	1,960	16%	110	6%
Research and development	1,029	10%	828	7%	201	24%
Amortization of intangible assets	346	3%	683	5%	(337)	(49)%
Total operating expenses	7,502	72%	7,204	57%	298	4%
Income (loss) from operations	(2,838)	(27)%	154	1%	(2,992)	*
Interest expense	(20)	(0)%	(21)	(0)%	1	5%
Other non-operating income (expense), net	194	2%	(18)	(0)%	212	*
Income (loss) before provision for income taxes	(2,664)	(26)%	115	1%	(2,779)	*
Provision for (benefit from) income taxes	(906)	(9)%	47	0%	(953)	*
Net income (loss)	$(1,758)	(17)%	$68	1%	$(1,826)	*
____________

*       Not meaningful
**       Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue decreased $2.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease was primarily due to a decrease in shipments of turbochargers and pumps, a decrease in the average sales price of the PX devices, and a decrease in aftermarket parts and services during the current quarter compared to the same period last year.

For the three months ended March 31, 2011, the sales of PX devices and related products and services accounted for approximately 85% of our revenue and sales of turbochargers and pumps accounted for approximately 15%. For the three months ended March 31, 2010, the sales of PX devices and related products and services accounted for approximately 82% of our revenue and sales of turbochargers and pumps accounted for approximately 18%.

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

	Three Months Ended March 31,
	2011	2010
Domestic revenue	$873	$1,192
International revenue	9,494	11,423
Total revenue	$10,367	$12,615

Revenue by country:
India	27%	3%
China	17	3
Cyprus	11	—
Spain	10	8
Australia	*	54
Others	35	32
Total	100%	100%
____________

*     Less than 1%.

Gross Profit

The following table reflects the impact of product sales activities to our overall gross margin for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2011			2010
	PX and Related Products and Services	Turbochargers and Pumps	Total	PX and Related Products and Services	Turbochargers and Pumps	Total
Net revenue	$8,779	$1,588	$10,367	$10,378	$2,237	$12,615
Cost of revenue	4,367	1,336	5,703	3,701	1,556	5,257
Gross margin	$4,412	$252	$4,664	$6,677	$681	$7,358
Gross margin %	50%	16%	45%	64%	30%	58%

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. The largest component of our cost of revenue is raw materials, primarily ceramic materials. For the three months ended March 31, 2011, gross profit as a percentage of net revenue was 45%. For the three months ended March 31, 2010, gross profit as a percentage of net revenue was 58%.

The decrease in gross profit as a percentage of net revenue for the three months ended March 31, 2011 as compared to the same period last year was primarily due to a decrease in the average sales prices of our PX devices and an increase in overhead costs related to our PX devices, turbochargers, and pumps, largely attributed to the underutilization of our manufacturing facilities in the first quarter of 2011 as compared to the first quarter of 2010.

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

General and Administrative Expense

General and administrative expense increased by $324,000, or 9%, to $4.0 million for the three months ended March 31, 2011 from $3.7 million for the three months ended March 31, 2010. General and administrative expense as a percentage of our net revenue increased to 39% for the three months ended March 31, 2011 from 30% for the three months ended March 31, 2010 as general and administrative costs increased period over period as described above while net revenue decreased.

General and administrative average headcount decreased to 36 for the first quarter of 2011 from 41 for the first quarter of 2010 largely as a result of reductions in force at our corporate headquarters during late 2010 and early 2011. In February 2011, our Chief Executive Officer (CEO) announced his retirement and our board of directors appointed a new Chief Executive Officer (CEO). General and administrative costs increased as a result of non-recurring expenses related to the retirement of the former CEO and the appointment of a new CEO. This increase was partially offset by a decrease in compensation and employee benefit costs related to the overall decrease in headcount.

Of the $324,000 net increase in general and administrative expense, increases of $639,000 related to compensation and employee-related benefits and $10,000 related to local taxes and other administrative costs. These increases in costs were offset in part by decreases of $186,000 related to professional and other services and $139,000 related to occupancy costs. Share-based compensation expense included in general and administrative expense was $390,000 for the three months ended March 31, 2011 and $412,000 for the three months ended March 31, 2010.

Sales and Marketing Expense

Sales and marketing expense increased by $110,000, or 6%, to $2.1 million for the three months ended March 31, 2011 from $2.0 million for the three months ended March 31, 2010. Sales and marketing average headcount remained static at 27 for the first quarters of 2011 and 2010. As a percentage of our net revenue, sales and marketing expense increased to 20% for the three months ended March 31, 2011 compared to 16% for the three months ended March 31, 2010, primarily due to lower net revenue for the current period.

Of the $110,000 increase in sales and marketing expense for the three months ended March 31, 2011, an increase of $122,000 related primarily to commissions to outside sales representatives was slightly offset by a decrease of $12,000 in promotional, occupancy and other costs. Share-based compensation expense included in sales and marketing expense was $136,000 for the three months ended March 31, 2011 and $128,000 for the three months ended March 31, 2010.

Research and Development Expense

Research and development expense increased by $201,000, or 24%, to $1.0 million for the three months ended March 31, 2011 from $0.8 million for the three months ended March 31, 2010. Research and development expense as a percentage of our net revenue increased to 10% for the three months ended March 31, 2011 from 7% for the three months ended March 31, 2010 as research and development expense increased for those periods while net revenue decreased.

Average headcount in our research and development department remained relatively static at 14 for the first quarter of 2011 compared to 15 for the first quarter of 2010. Share-based compensation expense included in research and development expense was $40,000 for three months ended March 31, 2011 and $9,000 for the three months ended March 31, 2010.

Of the $201,000 increase in research and development expense for the three months ended March 31, 2011, increases of $205,000, primarily related to labor costs associated with test runs of our internally developed ceramics formulations, and $51,000, related to research and development direct project costs, were slightly offset by a decrease in occupancy costs of $55,000.

We anticipate that our research and development expenditures will increase substantially in the future as we expand and diversify our product offerings.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. These intangible assets include developed technology, non-compete agreements, backlog, trademarks, and customer relationships. Amortization expense decreased by $337,000 during the first quarter of 2011 compared to the first quarter of 2010 due to backlog being fully amortized during fiscal year 2010.

Non-operating Income, Net

Non-operating income (expense), net, changed favorably by $213,000 to $174,000 of other net income for the three months ended March 31, 2011 from $(39,000) of other net expense for the three months ended March 31, 2010. The favorable variance was primarily due to $268,000 in net foreign currency gains recorded during the first quarter of 2011 compared to $(23,000) in net foreign currency losses recorded during the first quarter of 2010, primarily a result of a favorable change in exchange rates and an increase in Euro-denominated sales contracts. The favorable impact of net foreign currency gains during the three months ended March 31, 2011 was slightly offset by a loss of $77,000 on the sale of equipment during the first quarter of 2011 and decrease of $1,000 in interest income.

Liquidity and Capital Resources

Overview

Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services and borrowings under our credit facility. From January 1, 2005 through March 31, 2011, we issued common stock for aggregate net proceeds of $83.9 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of March 31, 2011, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $52.6 million, which are invested primarily in money market funds, and accounts receivable of $8.5 million.

Under a loan and security agreement with a financial institution, amended in May 2010, we are allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the outstanding advances and collateral do not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%. As of March 31, 2011, there were no advances drawn under this line of credit. The amended agreement expires in May 2012 and is collateralized by substantially all of the company’s assets.

During the periods presented, we provided certain customers with irrevocable standby letters of credit to secure our obligations for the delivery of products, performance guarantees and warranty commitments in accordance with sales arrangements. Some of these letters of credit were issued under our revolving line of credit. The letters of credit generally terminate within 12 to 36 months from issuance. As of March 31, 2011, the amounts outstanding on irrevocable letters of credit collateralized under our credit agreement totaled approximately $8.0 million.

We are subject to certain financial and administrative covenants under the 2009 loan and security agreement. As of March 31, 2011, we were non-compliant with a financial covenant under this credit agreement. Section 6.6(c) of the 2009 loan and security agreement sets forth a covenant that requires our company to meet a minimum net income requirement for the fiscal year. The covenant was not satisfied due to a net loss reported for the 2010 fiscal year. As a result, we may be requested by the bank to provide cash collateral for our outstanding standby letters of credit that are currently collateralized by our line of credit. We continue to have discussions with the bank and are considering alternative arrangements including cancellation of the credit line and utilizing available cash to collateralize outstanding standby letters of credit. We have no borrowings under the line and have used the line of credit exclusively for the issuance of standby letters of credit. We believe that our cash and cash equivalents significantly exceed  the amount of collateral needed to support the outstanding standby letters of credit and that using the cash to collateralize outstanding standby letters of credit will not have a material adverse effect on our financial position or results of operations.

Cash Flows from Operating Activities

Net cash used in operating activities was $3.2 million and $4.5 million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, net loss of $(1.8) million and net income of $0.1 million, respectively, were adjusted to $0.2 million and $2.4 million, respectively, by non-cash items totaling $2.0 million and $2.3 million, respectively. Non-cash adjustments primarily include depreciation, amortization, unrealized gains and losses on foreign exchange, share-based compensation, provisions for doubtful accounts, warranty reserves and excess and obsolete inventory reserves.

The net cash outflow effect from changes in assets and liabilities was approximately $(3.4) million and $(6.9) million for the three months ended March 31, 2011 and 2010, respectively. Net changes in assets and liabilities are primarily attributable to changes in inventory as a result of the timing of order processing and product shipments, changes in accounts receivable and unbilled receivables as a result of timing of invoices and collections for large projects, and changes in prepaid expenses and accrued liabilities as a result of the timing of payments to employees, vendors and other third parties.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, as well as increases in our restricted cash used to collateralize our letters of credit.

Net cash provided by (used in) investing activities was $0.6 million and $(4.1) million for the three months ended March 31, 2011 and 2010, respectively. The favorable variance of $4.7 million in cash flows from investing activities for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to a decrease in capital expenditures of $3.9 million for seismic upgrades and the build-out of ceramics capabilities at our new facility, an increase of $0.7 million in the release of restricted cash that had been used to collateralize standby letters of credit, and proceeds of $0.1 million from the sale of capital assets.

Cash Flows from Financing Activities

Net cash used in financing activities was $129,000 and $25,000 for the three months ended March 31, 2011 and 2010, respectively. The $104,000 decrease in net cash flows from financing activities was primarily due to decreases in proceeds from stock option and warrant exercises, excess tax benefits related to share-based compensation arrangements, and repayments of promissory notes by stockholders during the first quarter of 2011 compared to the first quarter of 2010.  In addition, capital lease payments increased during the current quarter due to an accelerated pay off of an equipment lease. These unfavorable variances were partially offset by a decrease in debt payments during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as a result of paying off two notes payable during the first quarter of 2010.

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

Contractual Obligations

We lease facilities under fixed non-cancelable operating leases that expire on various dates through 2019. The total of the future minimum lease payments under these leases as of March 31, 2011 is $13.3 million. For additional information, see Note 8 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements.

In the course of our normal operations, we also entered into purchase commitments with our suppliers for various key raw materials and components parts. The purchase commitments covered by these arrangements are subject to change based on our sales forecasts for future deliveries. As of March 31, 2011, we had approximately $3.2 million of cancelable open purchase order arrangements related primarily to materials and parts and $0.1 million of noncancelable open purchase order arrangements related to manufacturing equipment.

We have entered into a supply agreement with a vendor in order to manage the cost and availability of key raw materials and components. The agreement is subject to minimum annual purchase requirements and is noncancelable. Under this agreement, we have committed to raw material and component minimum purchases as follows (in thousands):

March 31, 2011
2011 (remaining nine months)	$1,400
2012	1,600
2013	1,600
$4,600

We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of March 31, 2011, we believe that our exposure related to these guarantees and indemnities as of March 31, 2011 was not material.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in non-U.S. currency exchange rates and interest rates in Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Interest Rate Risk

At March 31, 2011, we had cash and cash equivalents totaling $52.6 million and restricted cash totaling $6.0 million. These amounts were invested primarily in a money market fund backed by U.S. Treasury securities. The unrestricted cash and cash equivalents are held for working capital purposes, capital expenditures and possible future acquisitions. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future interest income.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are a limited number of large engineering, procurement and construction firms in the desalination industry and these customers account for a substantial portion of our net revenue. One or more of these customers represents 10% or more of our total revenue each year and the customers in this category vary from year to year. See Note 10 — "Concentrations" to the Condensed Consolidated Financial Statements regarding the impact of customer concentrations on our Condensed Consolidated Financial Statements. Since we do not have long-term contracts with these large customers but sell to them on a purchase order or project basis, these orders may be postponed or delayed on short or no notice. If any of these customers reduces or delays its purchases, cancels a project, decides not to specify our products for future projects, fails to attract and retain qualified engineers and other staff, fails to pay amounts due us, experiences financial difficulties or reduced demand for its services, we may not be able to replace that lost business and our projected revenue may significantly decrease, which will adversely affect our financial condition and future growth.

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

In addition, factors that may affect our operating results include, among others:

•	fluctuations in demand, sales cycles and pricing levels for our products and services;

•	the cyclical nature of equipment purchasing for planned reverse osmosis desalination plants, which historically resulted in increased product shipments in the fourth quarter in most years;

•	changes in customers' budgets for desalination plants and the timing of their purchasing decisions;

•	adverse changes in the local or global financing conditions facing our customers;

•	delays or postponements in the construction of desalination plants;

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

Given the specialized nature of our business, we must hire highly skilled professionals for certain positions with industry-specific experience. Given the nature of the reverse osmosis desalination industry, the number of qualified candidates for certain positions is limited. Our ability to grow depends on recruiting and retaining skilled employees with relevant experience, competing with larger, often better known companies and offering competitive total compensation packages. Our failure to retain existing or attract future talented and experienced key personnel could harm our business.

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

A significant portion of our annual sales historically occurred in most years during the fourth quarter, which we believe generally reflects engineering, procurement and construction firm customer buying patterns. A downturn in the market and delays in, or cancellation of, expected sales during the fourth quarter would reduce our quarterly and annual revenue from what we anticipated. Such a reduction might cause our quarterly and annual revenue or quarterly and annual operating results to fall below the expectations of investors and securities analysts or below any guidance we may provide to the market, causing the price of our common stock to decline.

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

Our products are used in seawater reverse osmosis desalination plants which are often constructed and maintained with local, regional or national government guarantees and subsidies, including tax-free bonds. The rate of construction of desalination plants depends on each governing entity's willingness and ability to obtain and allocate funds for such projects, which capabilities may be affected by the current weak global financial system and credit market and the weak global economy. In addition, some desalination projects in the Middle East and North Africa have been funded by budget surpluses resulting from once high crude oil and natural gas prices. Since prices for crude oil and natural gas vary, governments in those countries may not have the necessary funding for such projects and may cancel the projects or divert funds allocated for them to other projects. Political unrest, coups or changes in government administrations may also result in policy or priority changes that may also cause governments to cancel, delay or re-contract planned or ongoing projects. Government embargoes may also prohibit sales into certain countries. As a result, the demand for our products could decline and negatively affect our revenue base, our overall profitability and pace of our expected growth. For example, in late 2009, the Algerian government increased the percentage of required government ownership in desalination plants, which led to the cancellation of the government's contract with a large U.K. engineering, procurement and construction firm and the cancellation or delay in sales of our products.

Our products are highly technical and may contain undetected flaws or defects which could harm our business and our reputation and adversely affect our financial condition.

The manufacture of our products is highly technical and some designs and components of our turbochargers and pumps are custom-made. Our products may contain latent defects or flaws. We test our products prior to commercial release and during such testing have discovered and may in the future discover flaws and defects that need to be resolved prior to release. Resolving these flaws and defects can take a significant amount of time and prevent our technical personnel from working on other important tasks. In addition, our products have contained and may in the future contain one or more flaws that were not detected prior to commercial release to our customers. Some flaws in our products may only be discovered after a product has been installed and used by customers. Any flaws or defects discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty. Our contracts with our customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld or for reasons of good long-term customer relations, we may not be willing to enforce. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and adversely affect the market's perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be harmed.

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

In December 2009, we acquired privately-held competitor Pump Engineering, LLC and, in the future, we may invest in other companies, technologies or assets. We may not realize the expected benefits from our past or future acquisitions. We may not be able to find other suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot assure that they will ultimately strengthen our competitive or financial position or that they will not be viewed negatively by customers, financial markets, investors or the media. Acquisitions could also result in shareholder dilution or significant acquisition-related charges for restructuring, share-based compensation and the amortization of purchased technology and intangible assets. Expenses resulting from impairment of acquired goodwill, intangible assets and purchased technology could also increase over time if the fair value of those assets decreases. A future change in our market conditions, a downturn in our business, or a long-term decline in the quoted market price of our stock may result in a reduction of the fair value of acquisition-related assets. Any such impairment of goodwill or intangible assets could harm our operating results and financial condition. In addition, when we make an acquisition, we may have to assume some or all of that entity's liabilities which may include liabilities that are not fully known at the time of the acquisition. Future acquisitions may reduce our cash available for operations and other uses. If we continue to make acquisitions, we may require additional cash or use shares of our common stock as payment, which would cause dilution for our existing stockholders.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Exhibits

Exhibit No.	Description
10.41*	Offer Letter dated April 13, 2011, to Alexander Buehler.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Energy Recovery, Inc.

By:	/s/ THOMAS S. ROONEY, JR.	President and Chief Executive Officer	May 6, 2011
	Thomas S. Rooney, Jr.	(Principal Executive Officer)

/s/ THOMAS D. WILLARDSON	Chief Financial Officer (Principal Financial Officer)	May 6, 2011
Thomas D. Willardson

Exhibit List

Exhibit No.	Description
10.41*	Offer Letter dated April 13, 2011, to Alexander Buehler.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Indicates management compensatory plan, contract or arrangement.