Form 10-Q
period 2011-06-30
Energy Recovery, Inc.
filed 2011-08-08
CIK 1421517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

As of July 31, 2011, there were 52,636,714 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and par value)
(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$50,396	$55,338
Restricted cash	4,465	4,636
Accounts receivable, net of allowance for doubtful accounts of $89 and $44 at June 30, 2011 and December 31, 2010, respectively	8,375	9,649
Unbilled receivables, current	4,211	2,278
Inventories	9,704	9,772
Deferred tax assets, net	2,097	2,097
Prepaid expenses and other current assets	6,528	4,428
Total current assets	85,776	88,198
Restricted cash, non-current	1,067	2,244
Property and equipment, net	21,382	22,314
Goodwill	12,790	12,790
Other intangible assets, net	7,660	8,352
Other assets, non-current	2	19
Total assets	$128,677	$133,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,741	$1,429
Accrued expenses and other current liabilities	5,836	5,248
Income taxes payable	26	13
Accrued warranty reserve	763	1,028
Deferred revenue	330	2,341
Current portion of long-term debt	128	128
Current portion of capital lease obligations	119	160
Total current liabilities	8,943	10,347
Long-term debt	21	85
Capital lease obligations, non-current	37	144
Deferred tax liabilities, non-current, net	317	317
Deferred revenue, non-current	216	157
Other non-current liabilities	2,079	2,067
Total liabilities	11,613	13,117
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 52,636,004 and 52,596,170 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	53	53
Additional paid-in capital	113,387	112,025
Notes receivable from stockholders	(23)	(38)
Accumulated other comprehensive loss	(97)	(80)
Retained earnings	3,744	8,840
Total stockholders’ equity	117,064	120,800
Total liabilities and stockholders’ equity	$128,677	$133,917

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	$6,632	$13,304	$16,999	$25,919
Cost of revenue	4,304	6,676	10,007	11,933
Gross profit	2,328	6,628	6,992	13,986
Operating expenses:
General and administrative	4,325	3,656	8,382	7,389
Sales and marketing	2,009	2,142	4,079	4,102
Research and development	871	863	1,900	1,691
Amortization of intangible assets	345	683	691	1,366
Total operating expenses	7,550	7,344	15,052	14,548
Loss from operations	(5,222)	(716)	(8,060)	(562)
Interest expense	(5)	(17)	(25)	(38)
Other non-operating income (expense), net	61	(81)	255	(99)
Loss before provision from income taxes	(5,166)	(814)	(7,830)	(699)
Benefit from income taxes	(1,828)	(492)	(2,734)	(445)
Net loss	$(3,338)	$(322)	$(5,096)	$(254)

Basic and diluted net loss per share	$(0.06)	$(0.01)	$(0.10)	$(0.00)

Shares used in computing basic and diluted net loss per share	52,605	52,078	52,592	51,661

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(5,096)	$(254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,407	2,266
Loss on disposal of fixed assets	77	—
Interest accrued on notes receivables from stockholders	(1)	(1)
Share-based compensation	1,314	1,308
Net unrealized (gain) loss on foreign currency transactions	(228)	96
Excess tax benefit from share-based compensation arrangements	4	(31)
Provisions for (recoveries of) doubtful accounts	45	(161)
Provision for warranty claims	253	327
Valuation adjustments for excess or obsolete inventory	51	167
Amortization of inventory acquisition valuation step-up	—	850
Other non-cash adjustments	12	(51)
Changes in operating assets and liabilities:
Accounts receivable	1,392	(2,106)
Unbilled receivables	(1,862)	2,076
Inventories	17	(2,865)
Deferred tax assets and liabilities, net	—	(1)
Prepaid and other assets	(2,081)	(1,733)
Accounts payable	295	1,260
Accrued expenses and other liabilities	61	(1,903)
Income taxes payable	13	(268)
Deferred revenue	(1,952)	(479)
Net cash used in operating activities	(5,279)	(1,503)
Cash Flows From Investing Activities
Capital expenditures	(898)	(6,566)
Proceeds from sale of capitalized assets	55	—
Restricted cash	1,348	958
Net cash provided by (used in) investing activities	505	(5,608)
Cash Flows From Financing Activities
Repayment of long-term debt	(64)	(234)
Repayment of capital lease obligation	(149)	(107)
Net proceeds from issuance of common stock	45	392
Excess tax benefit from share-based compensation arrangements	—	31
Repayment of notes receivables from stockholders	16	54
Net cash (used in) provided by financing activities	(152)	136
Effect of exchange rate differences on cash and cash equivalents	(16)	(31)
Net decrease in cash and cash equivalents	(4,942)	(7,006)
Cash and cash equivalents, beginning of period	55,338	59,115
Cash and cash equivalents, end of period	$50,396	$52,109

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Energy Recovery, Inc. (“the Company”, “ERI”, “we” or “us”) develops, manufactures and sells high-efficiency energy recovery devices for use in seawater desalination. Our products are sold under the trademarks ERITM, PXTM, PEITM, Pressure ExchangerTM, PX Pressure ExchangerTM, Pump EngineeringTM and QuadribaricTM. Our energy recovery devices make desalination affordable by capturing and reusing the otherwise lost pressure energy from the concentrated seawater reject stream of the desalination process. We also manufacture and sell high-pressure pumps and circulation pumps for use in desalination. Our products are developed and manufactured in the United States of America (“U.S.”) at our headquarters in San Leandro, California, and at our facility in New Boston, Michigan. Additionally, we have direct sales offices and technical support centers in Madrid, Dubai, and Shanghai.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires our management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our most significant estimates and judgments involve the determination of revenue recognition, allowance for doubtful accounts, allowance for product warranty, valuation of stock options, valuation of goodwill and acquired intangible assets, useful lives for depreciation and amortization, valuation adjustments for excess and obsolete inventory, deferred taxes and valuation allowances on deferred tax assets. Actual results could differ materially from those estimates.

Basis of Presentation

Our condensed consolidated financial statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Our presentation of certain expenses and liabilities in our condensed consolidated financial statements has changed from prior periods. In our condensed consolidated statements of operations, amortization expense recorded in connection with finite-lived intangible assets was previously included in the caption “General and Administrative” and is now included in the caption “Amortization of Intangible Assets.” In our condensed consolidated balance sheets, deferred service revenue that is expected to be realized more than twelve months from the balance sheet date was previously included in the caption “Other Non-current Liabilities” and is now included in the caption “Deferred Revenue, Non-current.” We believe that these changes provide a more meaningful presentation of our operating expenses and long-term obligations. Amounts presented for the three and six months ended June 30, 2010 and as of December 31, 2010 have been reclassified to conform to the current presentation.

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

Recent Accounting Guidance Not Yet Adopted

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment is effective for us in 2012 and will be applied retrospectively. This amendment will change the manner in which we present comprehensive income.

Note 2 — Goodwill and Other Intangible Assets

In December 2009, we acquired 100% of the equity interests of Pump Engineering, LLC, a private US company and supplier of energy recovery technology and pumps for use in the global desalination market. The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. As of June 30, 2011, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Pump Engineering, LLC.

Our intangible assets include intangible assets acquired in the acquisition of Pump Engineering, LLC and costs related to our development of patents. The following is a summary of our identifiable intangible assets as of June 30, 2011 and December 31, 2010, respectively (in thousands, except useful life data):

	June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed Technology	$6,100	$(966)	$—	$5,134
Non-compete agreements	1,310	(671)	—	639
Trademarks	1,200	(95)	—	1,105
Customer relationships	990	(462)	—	528
Patents	585	(289)	(42)	254
	$10,185	$(2,483)	$(42)	$7,660

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed Technology	$6,100	$(659)	$—	$5,441
Non-compete agreements	1,310	(461)	—	849
Trademarks	1,200	(65)	—	1,135
Customer relationships	990	(330)	—	660
Patents	585	(276)	(42)	267
	$10,185	$(1,791)	$(42)	$8,352

Note 3 — Net Loss Per Share

Basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period.

Potentially dilutive securities are excluded from the calculation of earnings or loss per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three and Six Months Ended June 30,2
	2011	2010
Restricted awards1	25	42
Stock options	4,689	3,622
Warrants	970	970
____________
1       Includes restricted stock and restricted stock units.
2      Amounts are not weighted.

Note 4 — Other Financial Information

Restricted Cash

The Company has pledged cash in connection with irrevocable standby letters of credit, an equipment promissory note, and contingent payments resulting from a business acquisition. The Company has deposited corresponding amounts into money market and non-interest bearing accounts at two financial institutions for these items as follows (in thousands):

	June 30, 2011	December 31, 2010
Contingent and other consideration for acquisition of Pump Engineering, LLC	$4,603	$4,605
Collateral for irrevocable standby letters of credit	772	2,051
Collateral for equipment promissory note	157	224
	$5,532	$6,880

In July 2011, $1.1 million in contingent consideration attributable to general representations and warranties was released from escrowed funds and remitted to the former owners of Pump Engineering, LLC, in accordance with the terms of the purchase agreement.

Inventories

Our inventories consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$4,877	$5,866
Work in process	2,096	831
Finished goods	2,731	3,075
	$9,704	$9,772

Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Prepaid income taxes and carryback tax refund	$5,078	$2,317
Deferred cost of goods sold	—	902
Supplier advances	643	596
Other prepaid expenses and current assets	807	613
	$6,528	$4,428

Revenue by Product Category

The Company manufactures and sells high-efficiency energy recovery products, high-pressure pumps and related parts and services under one operating segment (see Note 9 — “Business Segment and Geographic Information”). Although the Company operates under one segment, it categorizes revenue based on type of energy recovery device and its related products and services. The following table reflects revenue by product category for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
PX devices and related products and services	$3,061	$9,154	$11,840	$19,532
Turbochargers and pumps	3,571	4,150	5,159	6,387
	$6,632	$13,304	$16,999	$25,919

Note 5 — Long-Term Debt and Capital Leases

Long-Term Debt

As of June 30, 2011, long-term debt consisted of one equipment promissory note payable. Future minimum principal payments due under this long-term debt arrangement consist of the following (in thousands):

June 30, 2011
2011 (remaining six months)	$64
2012	85
$149

We are party to a line of credit agreement with a financial institution. Under this credit agreement, we are allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the outstanding advances and collateral do not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%.

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

Effective July 2011, the credit agreement was amended, requiring us to maintain a cash collateral balance equal to at least 101% of the face amount of all outstanding letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances. As of June 30, 2011, the amounts outstanding on irrevocable letters of credit collateralized under our credit agreement totaled approximately $7.0 million. There were no advances drawn under this line of credit as of June 30, 2011.

We are subject to certain financial and administrative covenants under this credit agreement. As of June 30, 2011, we were non-compliant with a financial covenant under this credit agreement. Section 6.6(c) of the 2009 loan and security agreement sets forth a covenant that requires our company to meet a minimum net income requirement for the fiscal year. The covenant was not satisfied due to a net loss reported for the 2010 fiscal year. In July 2011, the lender granted a waiver for this non-compliance. Additionally, effective July 2011, this financial covenant was removed pursuant to the amended agreement terms.

Capital Leases

Future minimum payments under capital leases consist of the following (in thousands):

June 30, 2011
2011 (remaining six months)	$67
2012	79
2013	17
Total future minimum lease payments	163
Less: amount representing interest	(7)
Present value of net minimum capital lease payments	156
Less: current portion	(119)
Long-term portion	$37

Note 6 — Equity

Stock Repurchase Program

In June 2011, our board of directors authorized a stock repurchase program under which up to five million shares of our outstanding common stock may be repurchased over the next 12 months at the discretion of management.  No shares have been purchased to date under this program.

Share-based Compensation Expense

For the three months ended June 30, 2011 and 2010, we recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$36	$47	$77	$95
General and administrative	459	483	849	895
Sales and marketing	161	133	297	261
Research and development	51	48	91	57
	$707	$711	$1,314	$1,308

As of June 30, 2011, total unrecognized compensation cost related to non-vested share-based awards, net of estimated forfeitures, was $4.7 million, which is expected to be recognized as expense over a weighted-average period of approximately 2.5 years.

In February 2011, our board of directors appointed a new Chief Executive Officer (CEO). Upon board approval, the new CEO was granted 800,000 stock options. The options vest over a period of four years and carry an exercise price of $3.41.

In April 2011, our board of directors appointed a new Chief Financial Officer (CFO). Upon board approval, the new CFO was granted 400,000 stock options. The options vest over a period of four years and carry an exercise price of $2.58.

Note 7 — Income Taxes

Our effective tax rate for the six months ended June 30, 2011 and 2010 was 35% and 64%, respectively. These effective tax rates differ from the U.S. statutory rate principally due to the effect of state income taxes and non-deductible share-based compensation relative to pretax income or loss, offset in part with respect to 2010 by deductions related to manufacturing and credits related to research and development. The change in the effective tax rate from the comparable period in the prior year was principally due to our forecasted pre-tax loss position for full year 2011 as of the end of the second quarter of 2011 versus a forecasted pretax income position for full year 2010 as of the end of the second quarter of 2010. There have been no other material changes to our income tax position during the six months ended June 30, 2011.

Note 8 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancelable operating leases that expire on various dates through November 2019. Future minimum lease payments consist of the following (in thousands):

June 30, 2011
2011 (remaining six months)	$805
2012	1,587
2013	1,563
2014	1,559
2015	1,477
Thereafter	5,990
$12,981

Product Warranty

We sell products with a limited warranty for a period ranging from one to six years. We accrue for warranty costs based on estimated product failure rates, historical activity and expectations of future costs. Periodically, we evaluate and adjust the warranty costs to the extent actual warranty costs vary from the original estimates.

The following table summarizes the activity related to the product warranty liability during the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$867	$708	$1,028	$605
Warranty costs charged to cost of revenue	176	206	253	327
Utilization of warranty	(280)	(64)	(518)	(82)
Balance, end of period	$763	$850	$763	$850

Purchase Obligations

We enter into purchase order arrangements with our vendors. As of June 30, 2011, there are open purchase orders for which we have not yet received the related goods or services. The majority of these purchase order arrangements are related to various key raw materials and components parts and are subject to change based on our sales demand forecasts. We have the right to cancel most of these arrangements prior to the date of delivery. As of June 30, 2011, we had approximately $3.3 million of cancelable open purchase order arrangements related primarily to materials and parts.

Additionally, we have entered into a noncancelable supply agreement with a vendor in order to manage the cost and availability of key raw materials and components. Under this agreement, we have committed to future minimum annual purchases of raw materials and components as follows (in thousands):

June 30, 2011
2011 (remaining six months)	$1,150
2012	1,600
2013	1,600
$4,350

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, there are no liabilities recorded for these agreements as of June 30, 2011 and December 31, 2010.

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

	June 30, 2011	December 31, 2010
Standby letters of credit issued under credit facility	$6,984	$7,565
Standby letters of credit collateralized by restricted cash	495	1,954
	$7,479	$9,519

Litigation

We are not currently a party to any material litigation and are not aware of any pending or threatened litigation against us that we believe would adversely affect our business, operating results, financial condition or cash flows. However, in the future, we may be subject to legal proceedings in the ordinary course of business.

Note 9 — Business Segment and Geographic Information

We manufacture and sell high-efficiency energy recovery products and related services and operate under one segment. Our chief operating decision-maker is the chief executive officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Domestic revenue	$1,018	$1,118	$1,891	$2,310
International revenue	5,614	12,186	15,108	23,609
Total revenue	$6,632	$13,304	$16,999	$25,919

Revenue by country:
United States	15%	8%	11%	9%
Saudi Arabia	12	2	6	1
India	6	2	19	3
Australia	4	53	2	54
China	1	3	11	3
Others*	62	32	51	30
Total	100%	100%	100%	100%
____________
*      Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our net revenue during any of the periods presented.

Approximately 99% of our long-lived assets were located in the United States at June 30, 2011 and December 31, 2010.

Note 10 — Concentrations

Three customers, UTE Desaladora Qingdao (a Befesa Agua entity), UTE Desaladora Marina Baja (a consortium of Degremont S.A., Drago Sub S.A., Rover Alcisa S.A., and Acsa Obras e Infraestructuras S.A.), and IDE Technologies Ltd. accounted for approximately 19%, 12% and 10%, respectively, of our accounts receivable at June 30, 2011. As of December 31, 2010, three customers, Hydrochem (S) Pte Ltd (a Hyflux company), UTE Desaladora Qingdao (a Befesa Agua entity), and Nirosoft Industries Ltd. accounted for approximately 22%, 16%, and 10% of our trade accounts receivable, respectively.

Revenue from customers representing 10% or more of net revenue varies from period to period. For the three months ended June 30, 2011 no customer accounted for more than 10% of our net revenue.  For the three months ended June 30, 2010, Thiess Degremont J.V. (a joint venture of Thiess Pty Ltd and Degremont S.A.) accounted for approximately 53% of the Company’s net revenue. For the six months ended June 30, 2011, IDE Technologies Ltd. and UTE Desaladora Qingdao accounted for approximately 23% and 10% of our net revenue, respectively. For the six months ended June 30, 2010, Thiess Degremont J.V. and Acciona Agua accounted for approximately 41% and 12% of the Company’s net revenue, respectively.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$50,369	$50,369	$—	$—
Restricted Cash	5,532	5,532	—	—
Total	$55,901	$55,901	$—	$—
Liabilities:
Contingent consideration*	$1,353	$—	$—	$1,353
Total	$1,353	$—	$—	$1,353

		Fair Value Measurement at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$55,338	$55,338	$—	$—
Restricted Cash	6,880	6,880	—	—
Total	$62,218	$62,218	$—	$—
Liabilities:
Contingent consideration*	$1,353	$—	$—	$1,353
Total	$1,353	$—	$—	$1,353

____________
*        Included in Accrued Expenses and Other Current Liabilities

Note 12 — Subsequent Events

Consolidation of Manufacturing Operations

In July 2011, we initiated a plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California.  The planned consolidation is expected to reduce costs, improve efficiencies and enhance research and development activities.  We anticipate that the consolidation will result in non-recurring expenses in the current year of approximately $4.7 million. The consolidation of these operations is expected to be completed by December 31, 2011.

In accordance with ASC 360-10, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  If the undiscounted cash flows of the assets are less than their carrying amount, an impairment charge is measured as the difference between the carrying amount and estimated fair value.  Our plan to consolidate our North American operations was an event that required an impairment evaluation of long-lived assets with a net book value of $5.3 million at June 30, 2011. We performed an undiscounted cash flow analysis to determine whether there were any current period impairment charges.  Based on our estimate of undiscounted cash flows, the recoverable values of the related assets exceeded their carrying value and no impairment charge was recognized.   However, since the fair value of certain of these long-lived assets is estimated to be lower than their carrying value, it is reasonably possible that an impairment charge could be recorded in the future if the estimate of undiscounted cash flows changes in the near term or the related assets become held for sale.

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

Forward-looking statements in this report include, without limitation, statements about the following:

●	our belief that our energy recovery devices make seawater reverse osmosis and other fluid processes in which our devices are used a more affordable means of production;

●	our objective of finding new applications for our technology outside of desalination, expanding and enhancing our offerings for the desalination industry, and developing new products for new markets;

●	our plan to manufacture a portion of our ceramics components internally;

●	our expectation that our expenditures for research and development will increase;

●	our expectation that we will continue to rely on sales of our energy recovery devices for a substantial portion of our revenue;

●	our expectation that sales outside of the United States will remain a significant portion of our revenue;

●	our expectation that our margins will be impacted negatively if our production volume does not increase in the foreseeable future;

●	our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months;

●
our expectations and anticipated expenses relating to our plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California, discussed in Note 12 to Notes to Condensed Consolidated Financial Statements (unaudited) and elsewhere in this report; and

●	our expectation that a portion of our revenue could continue to be denominated in foreign currencies.

All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Part II, Item 1A: Risk Factors” and are based on information available to us as of August 5, 2011. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Part II, Item 1A: Risk Factors,” and our results disclosed from time to time in our reports on Forms 10-K, 10-Q and 8-K and our Annual Reports to Stockholders.

The following should be read in conjunction with the condensed consolidated financial statements and related notes included in “Part I, Item 1: Financial Statements” of this quarterly report and the consolidated financial statements and related notes included in our Annual Report on Form 10-K as filed on March 15, 2011.

Overview

We are in the business of designing, developing and manufacturing energy recovery devices for seawater reverse osmosis desalination. Our company was founded in 1992, and we introduced the initial version of our Pressure Exchanger(TM) energy recovery device in early 1997. In December 2009, we acquired Pump Engineering, LLC, which manufactures centrifugal energy recovery devices, known as turbochargers, and high-pressure pumps.

A significant portion of our net revenue typically has been generated by sales to a limited number of large engineering, procurement and construction firms, which are involved with the design and construction of larger desalination plants. Sales to these firms often involve a long sales cycle, which can range from 6 to 16 months. A single large desalination project can generate an order for numerous energy recovery devices and generally represents an opportunity for significant revenue. We also sell our devices to many small- to medium-size original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer energy recovery devices per plant and have shorter sales cycles.

Due to the fact that a single order for our energy recovery devices by a large engineering, procurement and construction firm for a particular plant may represent significant revenue, we often experience significant fluctuations in net revenue from quarter to quarter and from year to year. Historically, our engineering, procurement and construction firm customers tended to order a significant amount of equipment for delivery in the fourth quarter and, as a consequence, a significant portion of our annual sales occurred during that quarter. In fiscal year 2010, the fourth quarter revenues did not reflect as high of a percentage of the annual revenues as in past years due to shipment delays caused by customer project delays.

A limited number of our customers account for a substantial portion of our net revenue and accounts receivable. Revenue from customers representing 10% or more of net revenue varies from period to period. For the three months ended June 30, 2011, no customer accounted for more than 10% of our net revenue.  For the three months ended June 30, 2010, Thiess Degremont J.V. (a joint venture of Thiess Pty Ltd and Degremont S.A.) accounted for approximately 53% of our net revenue. For the six months ended June 30, 2011, IDE Technologies Ltd. and UTE Desaladora Qingdao accounted for approximately 23% and 10% of our net revenue, respectively. For the six months ended June 30, 2010, Thiess Degremont J.V. and Acciona Agua accounted for approximately 41% and 12% of our net revenue, respectively.

During the three and six months ended June 30, 2011 and 2010, most of our revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our revenue for the foreseeable future.

Our revenue is principally derived from the sales of our energy recovery devices. We also derive revenue from the sale of high-pressure and circulation pumps, which we manufacture and sell in connection with our energy recovery devices for use in desalination plants. We also receive incidental revenue from the sale of spare parts and from services, such as product support, that we provide to our customers.

In June 2011, our board of directors authorized a stock repurchase program under which up to five million shares of our outstanding common stock may be repurchased over the next 12 months at the discretion of management.  No shares have been purchased to date under this program.

As of June 30, 2011, we reported net deferred tax assets of approximately $1.8 million in our Condensed Consolidated Balance Sheet. Based on the weight of available evidence as of June 30, 2011, we have determined that it is more likely than not that we will realize the benefits of our deferred tax assets.  The ultimate realization of our deferred tax assets, however, is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible, and as such, the ultimate realization of these future tax benefits is not certain. Should the estimated future taxable income decline or unanticipated losses continue, we may need to establish a valuation allowance against our deferred tax assets to reduce them to an amount that is expected to be realized.

On July 12, 2011, we initiated a plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California.  The planned consolidation is expected to reduce costs, improve efficiencies and enhance research and development activities.  We anticipate that the consolidation will result in non-recurring expenses in the current year of approximately $4.7 million. The consolidation of these operations is expected to be completed by December 31, 2011.

In accordance with accounting guidance related to long-lived assets, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  If the undiscounted cash flows of the assets are less than their carrying amount, an impairment charge is measured as the difference between the carrying amount and estimated fair value.  Our plan to consolidate our North American operations was an event that required an impairment evaluation of long-lived assets with a net book value of $5.3 million at June 30, 2011. We performed an undiscounted cash flow analysis to determine whether there were any current period impairment charges.  Based on our estimate of undiscounted cash flows, the recoverable values of the related assets exceeded their carrying value and no impairment charge was recognized.   However, since the fair value of certain of these long-lived assets is estimated to be lower than their carrying value, it is reasonably possible that an impairment charge could be recorded in the future if the estimate of undiscounted cash flows changes in the near term or the related assets become held for sale.

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

Second Quarter of 2011 Compared to Second Quarter of 2010

Results of Operations

The following table sets forth certain data from our historical operating results as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2011		2010		Change Increase / (Decrease)
Results of Operations:**
Net revenue	$6,632	100%	$13,304	100%	$(6,672)	(50)%
Cost of revenue	4,304	65%	6,676	50%	(2,372)	(36)%
Gross profit	2,328	35%	6,628	50%	(4,300)	(65)%
Operating expenses:
General and administrative	4,325	65%	3,656	27%	669	18%
Sales and marketing	2,009	30%	2,142	16%	(133)	(6)%
Research and development	871	13%	863	6%	8	1%
Amortization of intangible assets	345	5%	683	5%	(338)	(49)%
Total operating expenses	7,550	114%	7,344	55%	206	3%
Loss from operations	(5,222)	(79)%	(716)	(5)%	4,506	*
Interest expense	(5)	(0)%	(17)	(0)%	(12)	(71)%
Other non-operating income (expense), net	61	1%	(81)	(1)%	142	*
Loss before provision for income taxes	(5,166)	(78)%	(814)	(6)%	4,352	*
Benefit from income taxes	(1,828)	(28)%	(492)	(4)%	1,336	*
Net loss	$(3,338)	(50)%	$(322)	(2)%	$3,016	*
____________
*       Not meaningful
**       Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue decreased $6.7 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The decrease was primarily due to a decrease in shipments of PX devices, turbochargers and pumps and, to a lesser extent, a decrease in aftermarket parts and services during the current quarter compared to the same period last year.

For the three months ended June 30, 2011, the sales of PX devices and related products and services accounted for approximately 46% of our revenue and sales of turbochargers and pumps accounted for approximately 54%. For the three months ended June 30, 2010, the sales of PX devices and related products and services accounted for approximately 69% of our revenue and sales of turbochargers and pumps accounted for approximately 31%.

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

	Three Months Ended June 30,
	2011	2010
Domestic revenue	$1,018	$1,118
International revenue	5,614	12,186
Total revenue	$6,632	$13,304

Revenue by country:
United States	15%	8%
Saudi Arabia	12	2
Australia	4	53
Others*	69	37
Total	100%	100%
____________
*      Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our net revenue during any of the periods presented.

Gross Profit

The following table reflects the impact of product sales activities to our overall gross margin for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2011			2010
	PX and Related Products and Services	Turbochargers and Pumps	Total	PX and Related Products and Services	Turbochargers and Pumps	Total
Net revenue	$3,061	$3,571	$6,632	$9,154	$4,150	$13,304
Cost of revenue	1,322	2,982	4,304	3,443	3,233	6,676
Gross margin	$1,739	$589	$2,328	$5,711	$917	$6,628
Gross margin %	57%	16%	35%	62%	22%	50%

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. The largest component of our direct cost of revenue is raw materials, primarily ceramic materials and stainless steel castings. For the three months ended June 30, 2011, gross profit as a percentage of net revenue was 35%. For the three months ended June 30, 2010, gross profit as a percentage of net revenue was 50%.

The decrease in gross profit as a percentage of net revenue for the three months ended June 30, 2011 as compared to the same period last year was primarily due to a change in the product mix during the second quarter of 2011 and an increase in overhead costs related to our PX devices, turbochargers, and pumps, largely attributable to the underutilization of our manufacturing facilities in the second quarter of 2011 as compared to the second quarter of 2010.

Future gross profit is highly dependent on the product and customer mix of our net revenues, overall market demand and competition, and the volume of production in our own ceramics factory and our assembly operations that determines our operating leverage. Accordingly, we are not able to predict our future gross profit levels with certainty. In addition, our recent production facility expansion will continue to have a negative impact on our margins if our production volume does not increase in the foreseeable future.

General and Administrative Expense

General and administrative expense increased by $669,000, or 18%, to $4.3 million for the three months ended June 30, 2011 from $3.7 million for the three months ended June 30, 2010. General and administrative expense as a percentage of our net revenue increased to 65% for the three months ended June 30, 2011 from 27% for the three months ended June 30, 2010 as general and administrative costs increased period over period as described above while net revenue decreased.

General and administrative average headcount decreased to 29 for the second quarter of 2011 from 40 for the second quarter of 2010 largely as a result of reductions in force at our corporate headquarters during late 2010 and early 2011. During the first quarter of 2011 and during the second quarter of 2011, our board of directors appointed a new Chief Executive Officer (CEO) and a new Chief Financial Officer (CFO), respectively. General and administrative costs increased as a result of expenses related to the appointments of the two new officers. This increase was partially offset by a decrease in compensation and employee benefit costs related to the overall decrease in headcount.

Of the $669,000 net increase in general and administrative expense, increases of $624,000 related to compensation and employee-related benefits, $68,000 related to professional and other services, and $191,000 related to bad debt reserves. These increases in costs were offset in part by decreases of $99,000 related to occupancy costs and $115,000 related to other administrative costs. Share-based compensation expense included in general and administrative expense was $459,000 for the three months ended June 30, 2011 and $483,000 for the three months ended June 30, 2010.

Sales and Marketing Expense

Sales and marketing expense decreased by $133,000, or 6%, to $2.0 million for the three months ended June 30, 2011 from $2.1 million for the three months ended June 30, 2010. Sales and marketing average headcount increased to 29 for the second quarter of 2011 from 25 for the second quarter of 2010. As a percentage of our net revenue, sales and marketing expense increased to 30% for the three months ended June 30, 2011 compared to 16% for the three months ended June 30, 2010 largely due to lower net revenue for the current period.

Of the $133,000 decrease in sales and marketing expense for the three months ended June 30, 2011, a decrease of $312,000 related to sales commissions was partially offset by an increase of $179,000 related in promotional, occupancy and other costs. Share-based compensation expense included in sales and marketing expense was $161,000 for the three months ended June 30, 2011 and $133,000 for the three months ended June 30, 2010.

Research and Development Expense

Research and development expense increased by $8,000, or 1%, to $871,000 for the three months ended June 30, 2011 from $863,000 for the three months ended June 30, 2010. Research and development expense as a percentage of our net revenue increased to 13% for the three months ended June 30, 2011 from 6% for the three months ended June 30, 2010 as research and development expense remained relatively static for those periods while net revenue decreased.

Average headcount in our research and development department decreased to 10 for the second quarter of 2011 compared to 16 for the second quarter of 2010 primarily due to reclassification of ceramics personnel from development to manufacturing as the ceramics manufacturing facility went online. Share-based compensation expense included in research and development expense was $51,000 for three months ended June 30, 2011 and $48,000 for the three months ended June 30, 2010.

Of the $8,000 increase in research and development expense for the three months ended June 30, 2011, an of increase of $83,000 related to research and development direct project costs was substantially offset by decreases in occupancy costs of $71,000 and other net costs of $4,000.

We anticipate that our research and development expenditures will increase substantially in the future as we expand and diversify our product offerings.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. These intangible assets include developed technology, non-compete agreements, backlog, trademarks, and customer relationships. Amortization expense decreased by $338,000 during the second quarter of 2011 compared to the second quarter of 2010 due to backlog being fully amortized during fiscal year 2010.

Non-operating Income, Net

Non-operating income (expense), net, changed favorably by $154,000, to $56,000 of other net income for the three months ended June 30, 2011 from $(98,000) of other net expense for the three months ended June 30, 2010. The favorable variance was primarily due to $58,000 in net foreign currency gains recorded during the second quarter of 2011 compared to $(85,000) in net foreign currency losses recorded during the second quarter of 2010 and a decrease in interest expense of $12,000.  The favorable change was slightly offset by a decrease in interest income of $1,000.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Results of Operations

The following table sets forth certain data from our historical operating results as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2011		2010		Change Increase / (Decrease)
Results of Operations:**
Net revenue	$16,999	100%	$25,919	100%	$(8,920)	(34)%
Cost of revenue	10,007	59%	11,933	46%	(1,926)	(16)%
Gross profit	6,992	41%	13,986	54%	(6,994)	(50)%
Operating expenses:
General and administrative	8,382	49%	7,389	29%	993	13%
Sales and marketing	4,079	24%	4,102	16%	(23)	(1)%
Research and development	1,900	11%	1,691	7%	209	12%
Amortization of intangible assets	691	4%	1,366	5%	(675)	(49)%
Total operating expenses	15,052	89%	14,548	56%	504	3%
Loss from operations	(8,060)	(47)%	(562)	(2)%	7,498	*
Interest expense	(25)	(0)%	(38)	(0)%	(13)	(34)%
Other non-operating income (expense), net	255	2%	(99)	(0)%	354	*
Loss before provision for income taxes	(7,830)	(46)%	(699)	(3)%	7,131	*
Benefit from income taxes	(2,734)	(16)%	(445)	(2)%	2,289	*
Net loss	$(5,096)	(30)%	$(254)	(1)%	$4,842	*
____________
*       Not meaningful
**       Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue decreased $8.9 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decrease was primarily due to a decrease in shipments of PX devices, turbochargers and pumps and a decrease in aftermarket parts and services during the first six months of 2011 compared to the same period last year.

For the six months ended June 30, 2011, the sales of PX devices and related products and services accounted for approximately 70% of our revenue and sales of turbochargers and pumps accounted for approximately 30%. For the six months ended June 30, 2010, the sales of PX devices and related products and services accounted for approximately 75% of our revenue and sales of turbochargers and pumps accounted for approximately 25%.

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

	Six Months Ended June 30,
	2011	2010
Domestic revenue	$1,891	$2,310
International revenue	15,108	23,609
Total revenue	$16,999	$25,919

Revenue by country:
India	19%	3%
United States	11	9
China	11	3
Australia	2	54
Others*	57	31
Total	100%	100%
____________
*      Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our net revenue during any of the periods presented.

Gross Profit

The following table reflects the impact of product sales activities to our overall gross margin for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2011			2010
	PX and Related Products and Services	Turbochargers and Pumps	Total	PX and Related Products and Services	Turbochargers and Pumps	Total
Net revenue	$11,840	$5,159	$16,999	$19,532	$6,387	$25,919
Cost of revenue	5,688	4,319	10,007	7,145	4,788	11,933
Gross margin	$6,152	$840	$6,992	$12,387	$1,599	$13,986
Gross margin %	52%	16%	41%	63%	25%	54%

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. The largest component of our direct cost of revenue is raw materials, primarily ceramic materials and stainless steel castings. For the six months ended June 30, 2011, gross profit as a percentage of net revenue was 41%. For the six months ended June 30, 2010, gross profit as a percentage of net revenue was 54%.

The decrease in gross profit as a percentage of net revenue for the six months ended June 30, 2011 as compared to the same period last year was primarily due to an increase in overhead costs related to our PX devices, turbochargers, and pumps, largely attributable to the underutilization of our manufacturing facilities in the first six months of 2011 as compared to the first six months of 2010. Underutilization was due in part to a decrease in production output for the current period versus the same period last year and in part to the integration of our new ceramics facility, which went online in 2011.

Future gross profit is highly dependent on the product and customer mix of our net revenues, overall market demand and competition, and the volume of production in our own ceramics factory and our assembly operations that determines our operating leverage. Accordingly, we are not able to predict our future gross profit levels with certainty. In addition, our recent production facility expansion will continue to have a negative impact on our margins if our production volume does not increase in the foreseeable future.

General and Administrative Expense

General and administrative expense increased by $1.0 million, or 13%, to $8.4 million for the six months ended June 30, 2011 from $7.4 million for the six months ended June 30, 2010. General and administrative expense as a percentage of our net revenue increased to 49% for the six months ended June 30, 2011 from 29% for the six months ended June 30, 2010 as general and administrative costs increased period over period while net revenue decreased.

General and administrative average headcount decreased to 32 for the first six months of 2011 from 40 for the first six months of 2010 largely as a result of reductions in force at our corporate headquarters during late 2010 and early 2011. In February 2011, our Chief Executive Officer (CEO) announced his retirement and our board of directors appointed a new Chief Executive Officer (CEO). During the second quarter of 2011, our board of directors appointed a new Chief Financial Officer (CFO). General and administrative costs increased as a result of non-recurring expenses related to the departures of the former CEO and CFO and the appointments of a new CEO and new CFO. This increase was partially offset by a decrease in compensation and employee benefit costs related to the overall decrease in headcount.

Of the $1.0 million net increase in general and administrative expense, increases of $1.3 million related to compensation and employee-related benefits and $0.2 million related to bad debt reserves. These increases in costs were offset in part by decreases of $0.2 million related to occupancy costs, $0.1 million related to professional and other services, and $0.2 million related to other administrative costs. Share-based compensation expense included in general and administrative expense was $0.8 million for the six months ended June 30, 2011 and $0.9 million for the six months ended June 30, 2010.

Sales and Marketing Expense

Sales and marketing expense decreased by $23,000, or 1%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Sales and marketing average headcount increased to 28 for the first six months of 2011 from 26 for the first six months of 2010. As a percentage of our net revenue, sales and marketing expense increased to 24% for the six months ended June 30, 2011 compared to 16% for the six months ended June 30, 2010, primarily due to lower net revenue for the current period.

Of the $23,000 decrease in sales and marketing expense for the six months ended June 30, 2011, a decrease of $159,000 in commissions was significantly offset by increases of $78,000 related to promotional and marketing costs, $20,000 related to employee compensation and benefits, and $38,000 related to occupancy and other costs. Share-based compensation expense included in sales and marketing expense was $297,000 for the six months ended June 30, 2011 and $261,000 for the six months ended June 30, 2010.

Research and Development Expense

Research and development expense increased by $209,000, or 12%, to $1.9 million for the six months ended June 30, 2011 from $1.7 million for the six months ended June 30, 2010. Research and development expense as a percentage of our net revenue increased to 11% for the six months ended June 30, 2011 from 7% for the six months ended June 30, 2010 as research and development expense increased for those periods while net revenue decreased.

Average headcount in our research and development department decreased to 13 for the first six months of 2011 compared to 16 for the first six months of 2010. Share-based compensation expense included in research and development expense was $91,000 for six months ended June 30, 2011 and $57,000 for the six months ended June 30, 2010.

Of the $209,000 increase in research and development expense for the six months ended June 30, 2011, increases of $236,000 primarily related to labor costs associated with test runs of our internally developed ceramics formulation and $129,000 related to research and development direct project costs were partially offset by a decrease in occupancy costs of $126,000 and outside service and other costs of $30,000.

We anticipate that our research and development expenditures will increase substantially in the future as we expand and diversify our product offerings.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. These intangible assets include developed technology, non-compete agreements, backlog, trademarks, and customer relationships. Amortization expense decreased by $675,000 during the first six months of 2011 compared to the first six months of 2010 due to backlog being fully amortized during fiscal year 2010.

Non-operating Income, Net

Non-operating income (expense), net, changed favorably by $367,000 to $230,000 of other net income for the six months ended June 30, 2011 from $(137,000) of other net expense for the six months ended June 30, 2010. The increase in other net income was primarily due to a decrease in interest expense of $13,000 and favorable changes in net foreign currency gains of $434,000.  The favorable change in net foreign currency gains is primarily a result of favorable changes in exchange rates and an increase in Euro-denominated trade receivables during the first six months of 2011 compared to the same period last year. The favorable impact of lower interest expense and increases in net foreign currency gains during the six months ended June 30, 2011 was slightly offset by a loss of $77,000 on the sale of equipment and a decrease of $3,000 in interest income in the current period compared to the same period last year.

Liquidity and Capital Resources

Overview

Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services and borrowings under our credit facility. From January 1, 2005 through June 30, 2011, we issued common stock for aggregate net proceeds of $84.0 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of June 30, 2011, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $50.4 million, which are invested primarily in money market funds, and accounts receivable of $8.4 million.

We are party to a line of credit agreement with a financial institution. Under this credit agreement, we are allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the outstanding advances and collateral do not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%.

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

Effective July 2011, the credit agreement was amended, requiring us to maintain a cash collateral balance equal to at least 101% of the face amount of all outstanding letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances. As of June 30, 2011, the amounts outstanding on irrevocable letters of credit collateralized under our credit agreement totaled approximately $7.0 million. There were no advances drawn under this line of credit as of June 30, 2011.

We are subject to certain financial and administrative covenants under this credit agreement. As of June 30, 2011, we were non-compliant with a financial covenant under this credit agreement. Section 6.6(c) of the 2009 loan and security agreement sets forth a covenant that requires our company to meet a minimum net income requirement for the fiscal year. The covenant was not satisfied due to a net loss reported for the 2010 fiscal year. In July 2011, the lender granted a waiver for this non-compliance. Additionally, effective July 2011, this financial covenant was removed pursuant to the amended agreement terms.

Cash Flows from Operating Activities

Net cash used in operating activities was $(5.3) million and $(1.5) million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, net losses of ($5.1) million and $(0.3) million, respectively, were adjusted to ($1.2) million adjusted net loss and $4.5 million adjusted net income, respectively, by non-cash items totaling $3.9 million and $4.8 million, respectively. Non-cash adjustments primarily include depreciation and amortization, unrealized gains and losses on foreign exchange, share-based compensation, and provisions for doubtful accounts, warranty reserves and excess and obsolete inventory reserves.

The net cash outflow effect from changes in assets and liabilities was approximately $(4.1) million and $(6.0) million for the six months ended June 30, 2011 and 2010, respectively. Net changes in assets and liabilities are primarily attributable to changes in inventory as a result of the timing of order processing and product shipments, changes in accounts receivable and unbilled receivables as a result of timing of invoices and collections for large projects, and changes in prepaid expenses and accrued liabilities as a result of the timing of payments to employees, vendors and other third parties.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, as well as increases in our restricted cash used to collateralize our standby letters of credit.

Net cash provided by (used in) investing activities was $0.5 million and $(5.6) million for the six months ended June 30, 2011 and 2010, respectively. The favorable variance of $6.1 million in cash flows from investing activities for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to a decrease in capital expenditures of $5.7 million for seismic upgrades and the build-out of ceramics capabilities at our new facility and an increase of $0.4 million in the release of restricted cash that had been used to collateralize standby letters of credit.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(152,000) and $136,000 for the six months ended June 30, 2011 and 2010, respectively. The $288,000 change in net cash flows from financing activities was primarily due to decreases in proceeds from stock option and warrant exercises and partly due to decreases in repayments of promissory notes by stockholders and excess tax benefits related to share-based compensation arrangements during the first six months of 2011 compared to the first six months of 2010. In addition, capital lease payments increased during the six months ended June 30, 2011 due to an accelerated pay-off of an equipment lease. These unfavorable variances were partially offset by a decrease in debt payments during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 as a result of paying off two notes payable during the first quarter of 2010.

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

Contractual Obligations

We lease facilities under fixed non-cancelable operating leases that expire on various dates through 2019. The total of the future minimum lease payments under these leases as of June 30, 2011 is $13.0 million. For additional information, see Note 8 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements.

In the course of our normal operations, we also entered into purchase commitments with our suppliers for various key raw materials and components parts. The purchase commitments covered by these arrangements are subject to change based on our sales forecasts for future deliveries. As of June 30, 2011, we had approximately $3.3 million of cancelable open purchase order arrangements related primarily to materials and parts.

We have entered into a supply agreement with a vendor in order to manage the cost and availability of key raw materials and components. The agreement is subject to minimum annual purchase requirements and is noncancelable. Under this agreement, we have committed to raw material and component minimum purchases as follows (in thousands):

June 30, 2011
2011 (remaining six months)	$1,150
2012	1,600
2013	1,600
$4,350

We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of June 30, 2011, we believe that our exposure related to these guarantees and indemnities as of June 30, 2011 was not material.

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

Interest Rate Risk

At June 30, 2011, we had cash and cash equivalents totaling $50.4 million and restricted cash totaling $5.5 million. These amounts were invested primarily in a money market fund backed by U.S. Treasury securities. The unrestricted cash and cash equivalents are held for working capital purposes, capital expenditures and possible future acquisitions. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future interest income.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	the ability of our customers to obtain other key plant components such as high-pressure pumps or membranes;

•	our ability to implement scalable internal systems for reporting, order processing, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to maintain efficient factory throughput in our new facility and minimize overhead given significant variability in orders from quarter to quarter and year to year;

•	unpredictability of governmental regulations and political decision-making as to the approval or building of a desalination plant;

•	our ability to control costs, including our operating expenses;

•	our ability to purchase key components, including ceramics, from third party suppliers;

•	our ability to compete against other companies that offer energy recovery solutions;

•	our ability to attract and retain highly skilled employees, particularly those with relevant industry experience; and

•	general economic conditions in our domestic and international markets, including conditions that affect the valuation of the U.S. dollar against other currencies.

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

We rely on a limited number of suppliers for vessel housings, stainless steel castings and alumina powder for our PX devices and castings for our PEI turbochargers and pumps. Our reliance on a limited number of manufacturers for these supplies involves a number of risks, including reduced control over delivery schedules, quality assurance, manufacturing yields, production costs and lack of guaranteed production capacity or product supply. We do not have long-term supply agreements with these suppliers and instead secure these supplies on a purchase order basis. Our suppliers have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacities of these suppliers and our suppliers may reallocate capacity to other customers, even during periods of high demand for our products. We have in the past experienced and may in the future experience quality control issues and delivery delays with our suppliers due to factors such as high industry demand or the inability of our vendors to consistently meet our quality or delivery requirements. If our suppliers were to cancel or materially change their commitments with us or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition. We may qualify additional suppliers in the future which would require time and resources. If we do not qualify additional suppliers, we may be exposed to increased risk of capacity shortages due to our complete dependence on our current supplier.

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

Our business requires investments in facilities, equipment, R&D and training that are either fixed or difficult to reduce or scale in the short term. At the same time, the market for our products is variable and has experienced downturns due to factors such as economic recessions, increased precipitation, uncertain global financial markets, and political changes, many of which are outside our control. During periods of reduced product demand, we may experience higher relative operating costs and excess manufacturing capacity, resulting in high overhead and lower gross margins and causing cash flow and profitability to decline. Similarly, while we believe that our existing manufacturing facilities are capable of meeting current demand and demand for the foreseeable future, the continued success of our business depends on our ability to expand our manufacturing, research and development and testing facilities to meet market needs. If we are unable to respond timely to an increase in demand, our revenue, gross margin, cash flow and profitability may be adversely affected.

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

Our products are used in seawater reverse osmosis desalination plants which are often constructed and maintained with local, regional or national government guarantees and subsidies, including tax-free bonds. The rate of construction of desalination plants depends on each governing entity's willingness and ability to obtain and allocate funds for such projects, which capabilities may be affected by the current weak global financial system and credit market and the weak global economy. In addition, some desalination projects in the Middle East and North Africa have been funded by budget surpluses resulting from once high crude oil and natural gas prices. Since prices for crude oil and natural gas vary, governments in those countries may not have the necessary funding for such projects and may cancel the projects or divert funds allocated for them to other projects. Political unrest, coups or changes in government administrations, such as recent political changes and unrest in the Middle East, may also result in policy or priority changes that may also cause governments to cancel, delay or re-contract planned or ongoing projects. Government embargoes may also prohibit sales into certain countries. As a result, the demand for our products could decline and negatively affect our revenue base, our overall profitability and pace of our expected growth.

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

Our planned consolidation of our North American operations could disrupt our business, impact our financial results and fail to achieve expected benefits.

Our plan to integrate our Michigan operations into our California manufacturing center is expected to reduce costs, improve efficiencies, and enhance research and development efforts. We may not be able to complete the consolidation on schedule and in accordance with estimated costs.  The consolidation may also result in unexpected business disruption causing delays in the fulfillment of orders and in the recognition of revenue.  Even if the consolidation proceeds as planned, we cannot assure that the consolidation will yield expected cost reductions, economies of scale and efficiencies in research and development.

Our past acquisition and future acquisitions could disrupt our business, impact our margins, cause dilution to our stockholders or harm our financial condition and operating results.

We acquired privately-held Pump Engineering, LLC in late 2009 and, in the future, we may invest in other companies, technologies or assets. We may not realize the expected benefits from our past or future acquisitions. We may not be able to find other suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot assure that they will ultimately strengthen our competitive or financial position or that they will not be viewed negatively by customers, financial markets, investors or the media. Acquisitions could also result in shareholder dilution or significant acquisition-related charges for restructuring, share-based compensation and the amortization of purchased technology and intangible assets. Expenses resulting from impairment of acquired goodwill, intangible assets and purchased technology could also increase over time if the fair value of those assets decreases. A future change in our market conditions, a downturn in our business, or a long-term decline in the quoted market price of our stock may result in a reduction of the fair value of acquisition-related assets. Any such impairment of goodwill or intangible assets could harm our operating results and financial condition. In addition, when we make an acquisition, we may have to assume some or all of that entity's liabilities which may include liabilities that are not fully known at the time of the acquisition. Future acquisitions may reduce our cash available for operations and other uses. If we continue to make acquisitions, we may require additional cash or use shares of our common stock as payment, which would cause dilution for our existing stockholders.

Acquisitions, including our 2009 acquisition of Pump Engineering, LLC, entail a number of risks that could harm our ability to achieve their anticipated benefits. We could have difficulties integrating and retaining key management and other personnel, aligning product plans and sales strategies, coordinating research and development efforts, supporting customer relationships, aligning operations and integrating accounting, order processing, purchasing and other support services. Since acquired companies have different accounting and other operational practices, we may have difficulty harmonizing order processing, accounting, billing, resource management, information technology and other systems company-wide. We may also have to invest more than anticipated in product or process improvements. Especially with acquisitions of privately held or non-US companies, we may face challenges developing and maintaining internal controls consistent with the requirements of the Sarbanes-Oxley Act and US public accounting standards. Acquisitions may also disrupt our ongoing operations, divert management from day-to-day responsibilities and disrupt other strategic, research and development, marketing or sales efforts. Geographic and time zone differences and disparate corporate cultures may increase the difficulties and risks of an acquisition. If integration of our acquired businesses or assets is not successful or disrupts our ongoing operations, acquisitions may increase our expenses, harm our competitive position, adversely impact our operating results and financial condition and fail to achieve anticipated revenue, cost, competitive or other objectives.

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

We anticipate that we will use the remaining net proceeds from our IPO for working capital and other general corporate purposes, including to finance our growth, develop new products, fund capital expenditures, expand our existing business through acquisitions of other businesses, products or technologies, or to fund continuing operations. Pending such uses, we have deposited a substantial amount of the remaining net proceeds in a U.S. Treasury based money market fund. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Exhibits

Exhibit No.	Description
10.42	Fourth Amendment to Loan and Security Agreement dated June 28, 2011, between the Company and Citibank, N.A.

10.43	Control Agreement dated July 7, 2011, between the Company, Citibank, N.A., Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Energy Recovery, Inc.

By:	/s/ THOMAS S. ROONEY, JR.	President and Chief Executive Officer	August 5, 2011
	Thomas S. Rooney, Jr.	(Principal Executive Officer)

	/s/ ALEXANDER J. BUEHLER	Chief Financial Officer	August 5, 2011
	Alexander J. Buehler	(Principal Financial Officer)

Exhibit List

Exhibit No.	Description
10.42	Fourth Amendment to Loan and Security Agreement dated June 28, 2011, between the Company and Citibank, N.A.

10.43	Control Agreement dated July 7, 2011, between the Company, Citibank, N.A., Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.