Form 10-Q
period 2011-09-30
Energy Recovery, Inc.
filed 2011-11-08
CIK 1421517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

As of November 2, 2011, there were 52,644,546 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and par value)
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$45,430	$55,338
Restricted cash	6,674	4,636
Accounts receivable, net of allowance for doubtful accounts of $48 and $44 at September 30, 2011 and December 31, 2010, respectively	3,795	9,649
Unbilled receivables, current	2,173	2,278
Inventories	9,917	9,772
Deferred income taxes	580	2,097
Prepaid expenses and other current assets	4,694	4,428
Total current assets	73,263	88,198
Restricted cash, non-current	3,952	2,244
Property and equipment, net	20,787	22,314
Goodwill	12,790	12,790
Other intangible assets, net	7,314	8,352
Other assets, non-current	2	19
Total assets	$118,108	$133,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,508	$1,429
Accrued expenses and other current liabilities	4,642	5,248
Income taxes payable	21	13
Accrued warranty reserve	744	1,028
Deferred revenue, current	520	2,341
Current portion of long-term debt	117	128
Current portion of capital lease obligations	98	160
Total current liabilities	7,650	10,347
Long-term debt	—	85
Capital lease obligations, non-current	24	144
Deferred income taxes	1,647	317
Deferred revenue, non-current	238	157
Other non-current liabilities	2,085	2,067
Total liabilities	11,644	13,117
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 52,643,129 and 52,596,170 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	53	53
Additional paid-in capital	114,103	112,025
Notes receivable from stockholders	(23)	(38)
Accumulated other comprehensive loss	(87)	(80)
Retained earnings (accumulated deficit)	(7,582)	8,840
Total stockholders’ equity	106,464	120,800
Total liabilities and stockholders’ equity	$118,108	$133,917

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$4,933	$6,921	$21,932	$32,840
Cost of revenue	4,214	4,537	14,221	16,470
Gross profit	719	2,384	7,711	16,370
Operating expenses:
General and administrative	3,571	3,335	11,953	10,724
Sales and marketing	2,291	1,860	6,370	5,962
Research and development	726	1,252	2,626	2,943
Amortization of intangible assets	346	683	1,037	2,049
Restructuring charges	470	—	470	—
Total operating expenses	7,404	7,130	22,456	21,678
Loss from operations	(6,685)	(4,746)	(14,745)	(5,308)
Interest expense	(5)	(15)	(30)	(53)
Other non-operating income (expense), net	(127)	78	128	(21)
Loss before income taxes	(6,817)	(4,683)	(14,647)	(5,382)
Provision for (benefit from) income taxes	4,509	(833)	1,775	(1,278)
Net loss	$(11,326)	$(3,850)	$(16,422)	$(4,104)

Basic and diluted net loss per share	$(0.22)	$(0.07)	$(0.31)	$(0.08)

Shares used in computing basic and diluted net loss per share	52,636	52,447	52,602	51,923

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(16,422)	$(4,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,608	3,785
Loss on disposal of fixed assets	75	—
Interest accrued on notes receivables from stockholders	(1)	(2)
Share-based compensation	2,020	2,028
Net unrealized loss on foreign currency transactions	16	36
Deferred income taxes	2,846	50
Excess tax benefit from share-based compensation arrangements	6	(31)
Provisions for (recoveries of) doubtful accounts	4	(154)
Provision for warranty claims	469	447
Valuation adjustments for excess or obsolete inventory	63	216
Amortization of inventory acquisition valuation step-up	—	870
Other non-cash adjustments	18	(112)
Changes in operating assets and liabilities:
Accounts receivable	5,837	6,672
Unbilled receivables	119	3,652
Inventories	(208)	(2,805)
Prepaid and other assets	(247)	(2,484)
Accounts payable	131	53
Accrued expenses and other liabilities	(1,105)	(3,359)
Income taxes payable	11	(280)
Deferred revenue	(1,740)	(612)
Net cash (used in) provided by operating activities	(4,500)	3,866
Cash Flows From Investing Activities
Capital expenditures	(1,841)	(9,097)
Proceeds from sale of capitalized assets	415	—
Restricted cash	(3,746)	2,899
Net cash used in investing activities	(5,172)	(6,198)
Cash Flows From Financing Activities
Repayment of long-term debt	(96)	(266)
Repayment of capital lease obligation	(182)	(159)
Net proceeds from issuance of common stock	50	392
Excess tax benefit from share-based compensation arrangements	—	31
Collection of notes receivables from stockholders	16	54
Net cash (used in) provided by financing activities	(212)	52
Effect of exchange rate differences on cash and cash equivalents	(24)	(33)
Net decrease in cash and cash equivalents	(9,908)	(2,313)
Cash and cash equivalents, beginning of period	55,338	59,115
Cash and cash equivalents, end of period	$45,430	$56,802

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Energy Recovery, Inc. (“the Company”, “ERI”, “we” or “us”) develops, manufactures and sells high-efficiency energy recovery devices for use in seawater desalination. Our products are sold under the trademarks ERITM, PXTM, PEITM, Pressure ExchangerTM, PX Pressure ExchangerTM, Pump EngineeringTM and QuadribaricTM. Our energy recovery devices make desalination affordable by capturing and reusing the otherwise lost pressure energy from the concentrated seawater reject stream of the desalination process. We also manufacture and sell high-pressure pumps and circulation pumps for use in desalination. Our products are developed and manufactured in the United States of America (“U.S.”) at our headquarters in San Leandro, California, and at our facility in New Boston, Michigan. During the third quarter of 2011, we initiated a restructuring plan to relocate our New Boston operations to San Leandro. Additionally, we have direct sales offices and technical support centers in Madrid, Dubai, and Shanghai.

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

Our presentation of certain expenses and liabilities in our condensed consolidated financial statements has changed from prior periods. In our condensed consolidated statements of operations, amortization expense recorded in connection with finite-lived intangible assets was previously included in the caption “General and Administrative” and is now included in the caption “Amortization of Intangible Assets.” In our condensed consolidated balance sheets, deferred service revenue that is expected to be realized more than twelve months from the balance sheet date was previously included in the caption “Other Non-current Liabilities” and is now included in the caption “Deferred Revenue, Non-current.” We believe that these changes provide a more meaningful presentation of our operating expenses and long-term obligations. Amounts presented for the three and nine months ended September 30, 2010 and as of December 31, 2010 have been reclassified to conform to the current presentation.

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

Recent Accounting Guidance Not Yet Adopted

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other, Testing Goodwill for Impairment.  The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is required. Otherwise, no further testing is required.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This ASU is effective for us in 2012 and will be applied retrospectively. This amendment will change the manner in which we present comprehensive income.

Note 2 — Goodwill and Other Intangible Assets

In December 2009, we acquired 100% of the equity interests of Pump Engineering, LLC, a private US company and supplier of energy recovery technology and pumps for use in the global desalination market. The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. As of September 30, 2011, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Pump Engineering, LLC.

Our intangible assets include intangible assets acquired in the acquisition of Pump Engineering, LLC and costs related to our development of patents. The following is a summary of our identifiable intangible assets as of September 30, 2011 and December 31, 2010, respectively (in thousands, except useful life data):

	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed Technology	$6,100	$(1,120)	$—	$4,980
Non-compete agreements	1,310	(776)	—	534
Trademarks	1,200	(110)	—	1,090
Customer relationships	990	(528)	—	462
Patents	585	(295)	(42)	248
	$10,185	$(2,829)	$(42)	$7,314

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed Technology	$6,100	$(659)	$—	$5,441
Non-compete agreements	1,310	(461)	—	849
Trademarks	1,200	(65)	—	1,135
Customer relationships	990	(330)	—	660
Patents	585	(276)	(42)	267
	$10,185	$(1,791)	$(42)	$8,352

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

Potentially dilutive securities are excluded from the calculation of earnings or loss per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three and Nine Months Ended September 30,1
	2011	2010
Restricted awards	16	59
Stock options	4,918	4,054
Warrants	970	970
____________
1      Amounts are not weighted.

Note 4 — Other Financial Information

Restricted Cash

The Company has pledged cash in connection with irrevocable standby letters of credit, an equipment promissory note, and contingent payments resulting from a business acquisition. The Company has deposited corresponding amounts into money market and non-interest-bearing accounts at two financial institutions for these items as follows (in thousands):

	September 30, 2011	December 31, 2010
Contingent and other consideration for acquisition of Pump Engineering, LLC	$3,503	$4,605
Collateral for irrevocable standby letters of credit	7,000	2,051
Collateral for equipment promissory note	123	224
	$10,626	$6,880

In July 2011, $1.1 million in contingent consideration attributable to general representations and warranties was released from escrowed funds and remitted to the former owners of Pump Engineering, LLC, in accordance with the terms of the purchase agreement.

Inventories

Our inventories consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$5,462	$5,866
Work in process	1,631	831
Finished goods	2,824	3,075
	$9,917	$9,772

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
PX devices and related products and services	$2,770	$3,905	$14,609	$23,437
Turbochargers and pumps	2,163	3,016	7,323	9,403
	$4,933	$6,921	$21,932	$32,840

Note 5 — Long-Term Debt and Capital Leases

Long-Term Debt

As of September 30, 2011, long-term debt consisted of one equipment promissory note payable. Future minimum principal payments due under this long-term debt arrangement consist of the following (in thousands):

September 30, 2011
2011 (remaining three months)	$32
2012	85
$117

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

Effective July 2011, the credit agreement was amended, requiring us to maintain a cash collateral balance equal to at least 101% of the face amount of all outstanding letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances. As of September 30, 2011, the amounts outstanding on irrevocable letters of credit collateralized under this credit agreement totaled approximately $6.4 million. There were no advances drawn under this line of credit as of September 30, 2011.

During the periods presented, we provided certain customers with irrevocable standby letters of credit to secure our obligations for the delivery of products, performance guarantees and warranty commitments in accordance with sales arrangements. Most of these letters of credit were issued under our revolving line of credit. The letters of credit generally terminate within 12 to 36 months from issuance.

We are subject to certain financial and administrative covenants under the amended revolving line credit agreement. As of September 30, 2011, we were in compliance with all covenants under the amended agreement.

Capital Leases

Future minimum payments under capital leases consist of the following (in thousands):

September 30, 2011
2011 (remaining three months)	$31
2012	79
2013	17
Total future minimum lease payments	127
Less: amount representing interest	(5)
Present value of net minimum capital lease payments	122
Less: current portion	(98)
Long-term portion	$24

Note 6 — Equity

Stock Repurchase Program

In June 2011, our board of directors authorized a stock repurchase program under which up to five million shares of our outstanding common stock may be repurchased over the next 12 months at the discretion of management.  No shares have been purchased to date under this program.

Share-based Compensation Expense

For the three months ended September 30, 2011 and 2010, we recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

Cost of revenue	$35	$48	$112	$142
General and administrative	438	445	1,287	1,341
Sales and marketing	180	165	477	427
Research and development	53	61	144	118
	$706	$719	$2,020	$2,028

As of September 30, 2011, total unrecognized compensation cost related to non-vested share-based awards, net of estimated forfeitures, was $4.4 million, which is expected to be recognized as expense over a weighted-average period of approximately 2.3 years.

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

In September 2011, the external members of our board of directors were granted an aggregate of 273,294 options in accordance with annual compensation terms approved by the compensation committee of the board of directors.  The options fully vest in June 2012 and carry an exercise price of $2.61.

Note 7 — Income Taxes

As of September 30, 2011, a valuation allowance of approximately $2.8 million was established to reduce our deferred income tax assets to the amount expected to be realized. The valuation allowance represents a provision for uncertainty as to the realization of tax benefits from these deferred income tax assets. We record net deferred income tax assets to the extent we believe that it is more likely than not that these assets will be realized in accordance with generally accepted accounting principles.  In making such a determination, we consider all available positive and negative evidence including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income and available tax planning strategies.  We will continue to evaluate the tax benefit uncertainty and will adjust, if warranted, the valuation allowance in the future periods to the extent that our deferred income tax assets become more likely than not to be realizable. Our effective tax rate for the nine months ended September 30, 2011 and 2010 was 12% and 24%, respectively. These effective tax rates differ from the U.S. statutory rate principally due to the effect of state income taxes and non-deductible share-based compensation, and in 2011, by limitations stemming from a valuation allowance on deferred income tax assets.  The change in the effective tax rate from the comparable period in the prior year was principally due to changes in our forecasted loss and the application of a valuation allowance in the third quarter of 2011.

Note 8 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancelable operating leases that expire on various dates through November 2019. Future minimum lease payments consist of the following (in thousands):

September 30, 2011
2011 (remaining three months)	$382
2012	1,495
2013	1,474
2014	1,492
2015	1,477
Thereafter	5,990
$12,310

Product Warranty

We sell products with a limited warranty for a period ranging from one to six years. We accrue for warranty costs based on estimated product failure rates, historical activity and expectations of future costs. Periodically, we evaluate and adjust the warranty costs to the extent actual warranty costs vary from the original estimates.

The following table summarizes the activity related to the product warranty liability during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$763	$850	$1,028	$605
Warranty costs charged to cost of revenue	216	119	469	447
Utilization of warranty	(235)	(86)	(753)	(169)
Balance, end of period	$744	$883	$744	$883

Purchase Obligations

We enter into purchase order arrangements with our vendors. As of September 30, 2011, there are open purchase orders for which we have not yet received the related goods or services. The majority of these purchase order arrangements are related to various key raw materials and components parts and are subject to change based on our sales demand forecasts. We have the right to cancel most of these arrangements prior to the date of delivery. As of September 30, 2011, we had approximately $2.1 million of cancelable open purchase order arrangements related primarily to materials and parts.

In 2008, we entered into a supply agreement with a vendor in order to manage the cost and availability of key raw materials and components. The agreement was amended in 2010. Under the terms of the amended agreement, we committed to future minimum annual purchases of raw materials and components through 2013.  If annual purchase commitments are not met, a penalty of approximately 35% of the remaining open annual minimum purchase requirement could be assessed by the vendor. In June 2011, due to ongoing quality issues, we notified the vendor of our termination of the agreement for material breach.  At the date of termination of the supply agreement in June 2011, $1.2 million in minimum purchase commitments remained open for fiscal year 2011.  No amounts have been accrued related to this agreement as of September 30, 2011.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, there are no liabilities recorded for these agreements as of September 30, 2011 and December 31, 2010.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts ranging from 10% to 30% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication and operating performance of the PX device. These guarantees are generally irrevocable standby letters of credit and remain in place for periods ranging from 12 to 36 months which relate to the underlying product warranty period. The irrevocable standby letters of credit are collateralized by restricted cash and our credit facility.  Of $6.9 million in outstanding irrevocable standby letters of credit at September 30, 2011, $6.4 million were issued under our credit facility and $0.5 million were issued by another financial institution. The irrevocable standby letters of credit outstanding at September 30, 2011 were collateralized by restricted cash of $7.0 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Domestic revenue	$243	$511	$2,248	$2,821
International revenue	4,690	6,410	19,684	30,019
Total revenue	$4,933	$6,921	$21,932	$32,840

Revenue by country:
India	17%	4%	19%	3%
Saudi Arabia	10	*	7	1
United States	5	7	10	9
Australia	5	5	2	43
Spain	2	12	6	6
Cyprus	*	16	5	3
Others**	61	56	51	35
Total	100%	100%	100%	100%
____________
*     Less than 1%.

**      Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our net revenue during any of the periods presented.

Approximately 99% of our long-lived assets were located in the United States at September 30, 2011 and December 31, 2010.

Note 10 — Concentrations

Two customers, Aquatech Systems (Asia) Pvt. Ltd. and UTE Desaladora Skikda, an affiliated entity of Geida, accounted for approximately 17% and 11%, respectively, of our accounts receivable at September 30, 2011. Geida is a consortium of Befesa Agua, a subsidiary of Abengoa S.A; Cobra-Tedagua, a subsidiary of ACS Actividades de Construcción y Servicios, S.A.; and Sadyt S.A., a subsidiary of Sacyr Vallehermoso, S. A.  As of December 31, 2010, three customers, Hydrochem (S) Pte Ltd (a Hyflux company), UTE Desaladora Qingdao (a Befesa Agua entity), and Nirosoft Industries Ltd. accounted for approximately 22%, 16%, and 10% of our trade accounts receivable, respectively.

Revenue from customers representing 10% or more of net revenue varies from period to period. For the three months ended September 30, 2011, Aquatech Systems (Asia) Pvt. Ltd. accounted for approximately 12% of our net revenue.  For the three months ended September 30, 2010, Nirosoft Industries Ltd. accounted for approximately 16% of our net revenue. For the nine months ended September 30, 2011, IDE Technologies Ltd. accounted for approximately 18% of our net revenue. For the nine months ended September 30, 2010, Thiess Degremont J.V. (a joint venture of Thiess Pty Ltd. and Degremont S.A.) and Acciona Agua accounted for approximately 32% and 9% of our net revenue, respectively.

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$45,430	$45,430	$—	$—
Restricted Cash	10,626	10,626	—	—
Total	$56,056	$56,056	$—	$—
Liabilities:
Contingent consideration*	$1,353	$—	$—	$1,353
Total	$1,353	$—	$—	$1,353

		Fair Value Measurement at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$55,338	$55,338	$—	$—
Restricted Cash	6,880	6,880	—	—
Total	$62,218	$62,218	$—	$—
Liabilities:
Contingent consideration*	$1,353	$—	$—	$1,353
Total	$1,353	$—	$—	$1,353
____________
*        Included in Accrued Expenses and Other Current Liabilities

Note 12 — Restructuring Activities

In July 2011, we initiated a restructuring plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California.  The planned consolidation is expected to reduce costs, improve efficiencies and enhance research and development activities.  For the three and nine months ended September 30, 2011, we have recorded total pre-tax charges of $470,000 related to this plan.  Of these charges, we recorded $408,000 of severance and other personnel costs and $62,000 for other exit costs.

In accordance with ASC 360-10, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  If the undiscounted cash flows of the assets are less than their carrying amount, an impairment charge is measured as the difference between the carrying amount and estimated fair value.  Our plan to consolidate our North American operations was an event that required an impairment evaluation of long-lived assets with a net book value of $5.3 million at September 30, 2011. We performed an undiscounted cash flow analysis to determine whether there were any current period impairment charges.  Based on our estimate of undiscounted cash flows, the recoverable values of the related assets exceeded their carrying value and no impairment charge was recognized; however, since the fair value of certain of these long-lived assets is estimated to be lower than their carrying value, it is reasonably possible that an impairment charge could be recorded in the future if the estimate of undiscounted cash flows changes in the near term or the related assets become held for sale.

The consolidation of these operations is expected to be completed by December 31, 2011. We anticipate that the consolidation will result in additional non-recurring expenses of approximately $2.1 million, as follows (in thousands):

	Amount Incurred in Current Period and to Date1	Remaining Amount Expected to be Incurred	Total Amount Expected to be Incurred
One-time termination benefits and other personnel costs	$408	$323	$731
Loss on sale of assets	—	1,173	1,173
Other exit costs	62	621	683
	$470	$2,117	$2,587
____________
1   Current period represents the three and nine month periods ended September 30, 2011.

The major components of the restructuring charges and the remaining accrual balance relating to the restructuring plan as of September 30, 2011, are as follows (in thousands):

	June 30, 2011	Restructuring Charges	Amounts Utilized	September 30, 2011
One-time termination benefits and other personnel costs	$—	$408	$(66)	$342
Other exit costs	—	62	(62)	—
	$—	$470	$(128)	$342

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

Forward-looking statements in this report include, without limitation, statements about the following:

●	our belief that our energy recovery devices make seawater reverse osmosis and other fluid processes in which our devices are used a more affordable means of production;

●	our objective of finding new applications for our technology outside of desalination, expanding and enhancing our offerings for the desalination industry, and developing new products for new markets;

●	our plan to manufacture most of our ceramics components internally;

●	our expectation that our expenditures for research and development will increase;

●	our expectation that we will continue to rely on sales of our energy recovery devices for a substantial portion of our revenue;

●	our expectation that sales outside of the United States will remain a significant portion of our revenue;

●	our expectation that our margins will be impacted negatively if our production volume does not increase in the foreseeable future;

●	our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months;

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

All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Part II, Item 1A: Risk Factors” and are based on information available to us as of November 7, 2011. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Part II, Item 1A: Risk Factors,” and our results disclosed from time to time in our reports on Forms 10-K, 10-Q and 8-K and our Annual Reports to Stockholders.

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

A significant portion of our net revenue typically has been generated by sales to a limited number of large engineering, procurement and construction firms, which are involved with the design and construction of larger desalination plants. Sales to these firms often involve a long sales cycle, which can range from 6 to 16 months. A single large desalination project can generate an order for numerous energy recovery devices and generally represents an opportunity for significant revenue. We also sell our devices to many small to medium-size original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer energy recovery devices per plant and have shorter sales cycles.

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

A limited number of our customers account for a substantial portion of our net revenue and accounts receivable. Revenue from customers representing 10% or more of net revenue varies from period to period. For the three months ended September 30, 2011, Aquatech Systems (Asia) Pvt. Ltd. accounted for approximately 12% of our net revenue.  For the three months ended September 30, 2010, Nirosoft Industries Ltd. accounted for approximately 16% of our net revenue. For the nine months ended September 30, 2011, IDE Technologies Ltd. accounted for approximately 18% of our net revenue. For the nine months ended September 30, 2010, Thiess Degremont J.V. (a joint venture of Thiess Pty Ltd. and Degremont S.A.) and Acciona Agua accounted for approximately 32% and 9% of our net revenue, respectively.

During the three and nine months ended September 30, 2011 and 2010, most of our revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our revenue for the foreseeable future.

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

In June 2011, our board of directors authorized a stock repurchase program under which up to five million shares of our outstanding common stock may be repurchased through June 2012 at the discretion of management.  As of September 30, 2011, no shares have been purchased under this program.

As of September 30, 2011, a valuation allowance of approximately $2.8 million was established to reduce our deferred income tax assets to the amount expected to be realized. The valuation allowance represents a provision for uncertainty as to the realization of tax benefits from these deferred income tax assets. We record net deferred income tax assets to the extent we believe that it is more likely than not that these assets will be realized in accordance with generally accepted accounting principles.  In making such a determination, we consider all available positive and negative evidence including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income and available tax planning strategies.  We will continue to evaluate the tax benefit uncertainty and will adjust, if warranted, the valuation allowance in the future periods to the extent that our deferred income tax assets become more likely than not to be realizable.

On July 12, 2011, we initiated a plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California.  The planned consolidation is expected to reduce costs, improve efficiencies and enhance research and development activities. For the three and nine months ended September 30, 2011, we have recorded total pre-tax charges of $470,000 related to this plan and we anticipate that the consolidation will result in additional non-recurring expenses of approximately $2.1 million. The consolidation of these operations is expected to be completed by December 31, 2011.

In accordance with accounting guidance related to long-lived assets, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  If the undiscounted cash flows of the assets are less than their carrying amount, an impairment charge is measured as the difference between the carrying amount and estimated fair value.  Our plan to consolidate our North American operations was an event that required an impairment evaluation of long-lived assets with a net book value of approximately $5.3 million at September 30, 2011. We performed an undiscounted cash flow analysis to determine whether there were any current period impairment charges.  Based on our estimate of undiscounted cash flows, the recoverable values of the related assets exceeded their carrying value and no impairment charge was recognized.   However, since the fair value of certain of these long-lived assets is estimated to be lower than their carrying value, it is reasonably possible that an impairment charge could be recorded in the future if the estimate of undiscounted cash flows changes in the near term or the related assets become held for sale.

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition, warranty costs, share-based compensation, inventory valuation, allowances for doubtful accounts, income taxes and valuation of goodwill and other intangible assets.

Third Quarter of 2011 Compared to Third Quarter of 2010

Results of Operations

The following table sets forth certain data from our historical operating results as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2011		2010		Change Increase / (Decrease)
Results of Operations:**
Net revenue	$4,933	100%	$6,921	100%	$(1,988)	(29)%
Cost of revenue	4,214	85%	4,537	66%	(323)	(7)%
Gross profit	719	15%	2,384	34%	(1,665)	(70)%
Operating expenses:
General and administrative	3,571	72%	3,335	48%	236	7%
Sales and marketing	2,291	46%	1,860	27%	431	23%
Research and development	726	15%	1,252	18%	(526)	(42)%
Amortization of intangible assets	346	7%	683	10%	(337)	(49)%
Restructuring charges	470	10%	—	0%	470	*
Total operating expenses	7,404	150%	7,130	103%	274	4%
Loss from operations	(6,685)	(136)%	(4,746)	(69)%	1,939	41%
Interest expense	(5)	(0)%	(15)	(0)%	(10)	(67)%
Other non-operating income (expense), net	(127)	(3)%	78	1%	(205)	*
Loss before income taxes	(6,817)	(138)%	(4,683)	(68)%	(2,134)	(46)%
Provision for (benefit from) income taxes	4,509	91%	(833)	(12)%	(5,342)	*
Net loss	$(11,326)	(230)%	$(3,850)	(56)%	$7,476	194%
____________
*         Not meaningful
**       Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue decreased $2.0 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The continued global decline in the construction of new projects and ongoing competitive pressures resulted in a reduction in net revenue due to decreased shipments of PX devices, turbochargers and pumps and lower average sales prices of our PX devices during the current quarter compared to the same quarter last year.

During the three months ended September 30, 2011 and 2010, sales of PX devices and related products and services accounted for approximately 56% of our revenue and sales of turbochargers and pumps accounted for approximately 44%.

During the three months ended September 30, 2011 and 2010, a significant portion of our net revenue was attributable to sales outside of the United States.  Revenue attributable to domestic and international sales as a percentage of total net revenue is as follows:

	Three Months Ended September 30,
	2011	2010
Domestic revenue	5%	7%
International revenue	95	93
Total revenue	100%	100%

Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. The largest component of our direct cost of revenue is raw materials, primarily ceramic materials and stainless steel castings. For the three months ended September 30, 2011, gross profit as a percentage of net revenue was 15%. For the three months ended September 30, 2010, gross profit as a percentage of net revenue was 34%.

The decrease in gross profit as a percentage of net revenue for the three months ended September 30, 2011 as compared to the same period last year was primarily due to an increase in overhead costs related to our PX devices, turbochargers, and pumps. The increase in overhead costs was largely attributable to the underutilization of our manufacturing facilities in the third quarter of 2011 as compared to the third quarter of 2010.

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

General and Administrative Expense

General and administrative expense increased by $0.2 million, or 7%, to $3.6 million for the three months ended September 30, 2011. As a percentage of net revenue, general and administrative expense increased to 72% for the three months ended September 30, 2011 from 48% for the three months ended September 30, 2010 as general and administrative costs slightly increased period over period while net revenue decreased.

Of the $236,000 net increase in general and administrative expense, increases of $266,000 related to professional and other services and $48,000 related to compensation and employee-related benefits were offset in part by decreases of $68,000 related to occupancy costs and $10,000 related to other administrative costs. Share-based compensation expense included in general and administrative expense was $438,000 for the three months ended September 30, 2011 and $445,000 for the three months ended September 30, 2010.

General and administrative average headcount decreased to 28 for the third quarter of 2011 from 41 for the third quarter of 2010 largely as a result of reductions in force at our corporate headquarters during late 2010 and early 2011. The decrease in compensation and employee benefit costs resulting from the overall reduction in headcount period over period was largely offset by incremental costs incurred from the appointments of a new Chief Executive Officer (CEO) and a new Chief Financial Officer (CFO) in the first and second quarters of 2011, respectively.

Sales and Marketing Expense

Sales and marketing expense increased by $431,000, or 23%, to $2.3 million for the three months ended September 30, 2011 from $1.9 million for the three months ended September 30, 2010. Sales and marketing average headcount increased to 28 for the third quarter of 2011 from 25 for the third quarter of 2010. As a percentage of our net revenue, sales and marketing expense increased to 46% for the three months ended September 30, 2011 compared to 27% for the three months ended September 30, 2010 due to both lower net revenue and an increase in sales and marketing expense for the current period.

Of the $431,000 increase in sales and marketing expense for the three months ended September 30, 2011, increases of $492,000 in direct and other marketing costs and $138,000 in employee compensation and benefits were partially offset by a decrease of $199,000 related to sales commissions. Share-based compensation expense included in sales and marketing expense was $180,000 for the three months ended September 30, 2011 and $165,000 for the three months ended September 30, 2010.

Research and Development Expense

Research and development expense decreased by $0.5 million, or 42%, to $0.7 million for the three months ended September 30, 2011 from $1.3 million for the three months ended September 30, 2010. Research and development expense as a percentage of our net revenue decreased to 15% for the three months ended September 30, 2011 from 18% for the three months ended September 30, 2010 as the percentage decrease in research and development expense exceeded the percentage decrease in net revenue period over period.

Average headcount in our research and development department decreased to 12 for the third quarter of 2011 compared to 18 for the third quarter of 2010 primarily due to reclassification of ceramics personnel from development to manufacturing as the ceramics manufacturing facility went online. Share-based compensation expense included in research and development expense was $53,000 for three months ended September 30, 2011 and $61,000 for the three months ended September 30, 2010.

The decrease of $526,000 in research and development expense for the three months ended September 30, 2011 consisted of decreases in research and development direct project costs of $252,000, employee compensation and benefits of $184,000, occupancy costs of $75,000, and other net costs of $15,000.

We anticipate that our research and development expenditures will increase in the future as we expand and diversify our product offerings.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. These intangible assets include developed technology, non-compete agreements, backlog, trademarks, and customer relationships. Amortization expense decreased by $337,000 during the third quarter of 2011 compared to the third quarter of 2010 due to backlog being fully amortized during fiscal year 2010.

Restructuring Charges

In July 2011, we initiated a restructuring plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California.  The planned consolidation is expected to reduce costs, improve efficiencies and enhance research and development activities.  For the three months ended September 30, 2011, we have recorded total pre-tax charges of $470,000 related to this plan.  Of these charges, we recorded $408,000 for severance and other personnel costs and $62,000 for other exit costs.

Non-operating Income, Net

Non-operating income (expense), net, changed unfavorably by $195,000 to $(132,000) of other net expense for the three months ended September 30, 2011 from $63,000 of other net income for the three months ended September 30, 2010. The unfavorable variance was primarily due to $(138,000) in net foreign currency losses recorded during the third quarter of 2011 compared to $73,000 in net foreign currency gains recorded during the third quarter of 2010.  The unfavorable change was slightly offset by a decrease in interest expense of $10,000 and an increase in interest income and other income of $6,000.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Results of Operations

The following table sets forth certain data from our historical operating results as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2011		2010		Change Increase / (Decrease)
Results of Operations:**
Net revenue	$21,932	100%	$32,840	100%	$(10,908)	(33)%
Cost of revenue	14,221	65%	16,470	50%	(2,249)	(14)%
Gross profit	7,711	35%	16,370	50%	(8,659)	(53)%
Operating expenses:
General and administrative	11,953	55%	10,724	33%	1,229	11%
Sales and marketing	6,370	29%	5,962	18%	408	7%
Research and development	2,626	12%	2,943	9%	(317)	(11)%
Amortization of intangible assets	1,037	5%	2,049	6%	(1,012)	(49)%
Restructuring charges	470	2%	—	0%	470	*
Total operating expenses	22,456	102%	21,678	66%	778	4%
Loss from operations	(14,745)	(67)%	(5,308)	(16)%	9,437	178%
Interest expense	(30)	(0)%	(53)	(0)%	(23)	(43)%
Other non-operating income (expense), net	128	1%	(21)	(0)%	(149)	*
Loss before income taxes	(14,647)	(67)%	(5,382)	(16)%	9,265	172%
Provision for (benefit from) income taxes	1,775	8%	(1,278)	(4)%	3,053	239%
Net loss	$(16,422)	(75)%	$(4,104)	(12)%	$12,318	300%
____________
*         Not meaningful
**       Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue decreased $10.9 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The continued global decline in the construction of new projects and ongoing competitive pressures resulted in decreased shipments of PX devices, turbochargers and pumps and lower average sales prices of our PX devices during the first nine months of 2011 compared to the same period last year.

For the nine months ended September 30, 2011, the sales of PX devices and related products and services accounted for approximately 67% of our revenue and sales of turbochargers and pumps accounted for approximately 33%. For the nine months ended September 30, 2010, the sales of PX devices and related products and services accounted for approximately 71% of our revenue and sales of turbochargers and pumps accounted for approximately 29%.

During the nine months ended September 30, 2011 and 2010, a significant portion of our net revenue was attributable to sales outside of the United States.  Revenue attributable to domestic and international sales as a percentage of total net revenue is as follows:

	Nine Months Ended September 30,
	2011	2010
Domestic revenue	10%	9%
International revenue	90	91
Total revenue	100%	100%

Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. The largest component of our direct cost of revenue is raw materials, primarily ceramic materials and stainless steel castings. For the nine months ended September 30, 2011, gross profit as a percentage of net revenue was 35%. For the nine months ended September 30, 2010, gross profit as a percentage of net revenue was 50%.

The decrease in gross profit as a percentage of net revenue for the nine months ended September 30, 2011 as compared to the same period last year was primarily due to an increase in overhead costs related to our PX devices, turbochargers, and pumps, largely attributable to the underutilization of our manufacturing facilities in the first nine months of 2011 as compared to the first nine months of 2010. Underutilization was due in part to a decrease in production output for the current period versus the same period last year and in part to the integration of our new ceramics facility, which went online in 2011.

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

General and Administrative Expense

General and administrative expense increased by $1.2 million, or 11%, to $11.9 million for the nine months ended September 30, 2011 from $10.7 million for the nine months ended September 30, 2010. General and administrative expense as a percentage of our net revenue increased to 55% for the nine months ended September 30, 2011 from 33% for the nine months ended September 30, 2010 as general and administrative costs increased period over period while net revenue decreased.

General and administrative average headcount decreased to 32 for the first nine months of 2011 from 41 for the first nine months of 2010 largely as a result of reductions in force at our corporate headquarters during late 2010 and early 2011. In February 2011, our Chief Executive Officer (CEO) announced his retirement and our board of directors appointed a new Chief Executive Officer (CEO). During the second quarter of 2011, our board of directors appointed a new Chief Financial Officer (CFO). General and administrative costs increased as a result of non-recurring expenses related to the departures of the former CEO and CFO and the appointments of a new CEO and new CFO. This increase was partially offset by a decrease in compensation and employee benefit costs related to the overall decrease in headcount.

Of the $1.2 million net increase in general and administrative expense, increases of $1.3 million related to compensation and employee-related benefits, $0.2 million related to bad debt reserves, and $0.1 million related to professional and other services. These increases in costs were offset in part by decreases of $0.3 million related to occupancy costs and $0.1 million related to other administrative costs. Share-based compensation expense included in general and administrative expense was relatively consistent period over period, totaling $1.3 million for each of the nine month periods ended September 30, 2011 and September 30, 2010.

Sales and Marketing Expense

Sales and marketing expense increased by $408,000, or 7%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Sales and marketing average headcount increased to 28 for the first nine months of 2011 from 26 for the first nine months of 2010. As a percentage of our net revenue, sales and marketing expense increased to 29% for the nine months ended September 30, 2011 compared to 18% for the nine months ended September 30, 2010, due primarily to lower net revenue for the current period and, to a lesser extent, the increase in sales and marketing expense.

Of the $408,000 increase in sales and marketing expense for the nine months ended September 30, 2011, increases of $608,000 in direct and other marketing costs and $158,000 in employee compensation and benefits were partially offset by a decrease of $358,000 related to sales commissions. Share-based compensation expense included in sales and marketing expense was $477,000 for the nine months ended September 30, 2011 and $427,000 for the nine months ended September 30, 2010.

Research and Development Expense

Research and development expense decreased by $0.3 million, or 11%, to $2.6 million for the nine months ended September 30, 2011 from $2.9 million for the nine months ended September 30, 2010. Research and development expense as a percentage of our net revenue increased to 12% for the nine months ended September 30, 2011 from 9% for the nine months ended September 30, 2010 as the percentage decrease in research and development expense exceeded the percentage decrease in net revenue period over period.

Average headcount in our research and development department decreased to 13 for the first nine months of 2011 compared to 17 for the first nine months of 2010. Share-based compensation expense included in research and development expense was $144,000 for nine months ended September 30, 2011 and $118,000 for the nine months ended September 30, 2010.

The $317,000 decrease in research and development expense for the nine months ended September 30, 2011 was primarily due to decreases of $202,000 in occupancy costs, $123,000 related to research and development direct project costs, and $44,000 related to other costs. These decreases in expense were slightly offset by an increase in compensation and employee benefits of $52,000.

We anticipate that our research and development expenditures will increase in the future as we expand and diversify our product offerings.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. These intangible assets include developed technology, non-compete agreements, backlog, trademarks, and customer relationships. Amortization expense decreased by $1.0 million during the first nine months of 2011 compared to the first nine months of 2010 due to backlog being fully amortized during fiscal year 2010.

Restructuring Charges

In July 2011, we initiated a restructuring plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California.  The planned consolidation is expected to reduce costs, improve efficiencies and enhance research and development activities.  For the nine months ended September 30, 2011, we have recorded total pre-tax charges of $470,000 related to this plan.  Of these charges, we recorded $408,000 for severance and other personnel costs and $62,000 for other exit costs.

Non-operating Income, Net

Non-operating income (expense), net, changed favorably by $172,000 to $98,000 of other net income for the nine months ended September 30, 2011 from $(74,000) of other net expense for the nine months ended September 30, 2010. The favorable change was primarily due to favorable changes in net foreign currency gains of $224,000 and a decrease in interest expense of $23,000.  The favorable change in net foreign currency gains is primarily a result of favorable changes in exchange rates and an increase in Euro-denominated trade receivables during the first nine months of 2011 compared to the same period last year. The favorable changes in net non-operating income (expense) during the nine months ended September 30, 2011 were slightly offset by a net loss of $75,000 related to sales of equipment.

Liquidity and Capital Resources

Overview

Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services and borrowings under our credit facility. From January 1, 2005 through September 30, 2011, we issued common stock for aggregate net proceeds of $84.0 million. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of September 30, 2011, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $45.4 million, which are invested primarily in money market funds, and accounts receivable of $3.8 million.

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

Effective July 2011, the credit agreement was amended, requiring us to maintain a cash collateral balance equal to at least 101% of the face amount of all outstanding letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances. As of September 30, 2011, the amounts outstanding on irrevocable letters of credit collateralized under our credit agreement totaled approximately $6.4 million and were collateralized by $6.5 million in corresponding restricted cash. There were no advances drawn under this line of credit as of September 30, 2011.

We are subject to certain financial and administrative covenants under the amended revolving line credit agreement. As of September 30, 2011, we were in compliance with all covenants under the amended agreement.

Cash Flows from Operating Activities

Net cash (used in) provided by operating activities was $(4.5) million and 3.9 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, net losses of ($16.4) million and $(4.1) million, respectively, were adjusted to ($7.3) million and $3.0 million, respectively, by non-cash items totaling $9.1 million and $7.1 million, respectively. Non-cash adjustments primarily include depreciation and amortization, unrealized gains and losses on foreign exchange, share-based compensation, the valuation of deferred tax assets and provisions for doubtful accounts, warranty reserves and excess and obsolete inventory reserves.

The net cash inflow effect from changes in assets and liabilities was approximately $2.8 million and $0.9 million for the nine months ended September 30, 2011 and 2010, respectively. Net changes in assets and liabilities are primarily attributable to changes in inventory as a result of the timing of order processing and product shipments, changes in accounts receivable and unbilled receivables as a result of timing of invoices and collections for large projects, and changes in prepaid expenses and accrued liabilities as a result of the timing of payments to employees, vendors and other third parties.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our future growth, as well as increases in our restricted cash used to collateralize our standby letters of credit.

Net cash used in investing activities was $5.2 million and $6.2 million for the nine months ended September 30, 2011 and 2010, respectively. The favorable net change of $1.0 million in cash flows from investing activities for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was due to a decrease in capital expenditures of $7.3 million for seismic upgrades and the build-out of ceramics capabilities at our new facility offset partially by an increase of $6.6 million in restricted cash to collateralize standby letters of credit that previously had been collateralized by a credit line.  Additionally, a favorable variance of $0.4 million resulted from the disposal of miscellaneous equipment in the current period compared to none in the prior period.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(212,000) and $52,000 for the nine months ended September 30, 2011 and 2010, respectively. The $264,000 change in net cash flows from financing activities was primarily due to decreases in proceeds from stock option and warrant exercises and partly due to decreases in repayments of promissory notes by stockholders and excess tax benefits related to share-based compensation arrangements during the first nine months of 2011 compared to the first nine months of 2010. In addition, capital lease payments increased slightly during the nine months ended September 30, 2011 due to an accelerated pay-off of an equipment lease. These unfavorable variances were partially offset by a decrease in debt payments during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 as a result of paying off two notes payable during the first quarter of 2010.

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

Contractual Obligations

We lease facilities under fixed non-cancelable operating leases that expire on various dates through 2019. The total of the future minimum lease payments under these leases as of September 30, 2011 is $12.3 million. For additional information, see Note 8 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements.

In the course of our normal operations, we also entered into purchase commitments with our suppliers for various key raw materials and components parts. The purchase commitments covered by these arrangements are subject to change based on our sales forecasts for future deliveries. As of September 30, 2011, we had approximately $2.1 million of cancelable open purchase order arrangements related primarily to materials and parts.

In 2008, we entered into a supply agreement with a vendor in order to manage the cost and availability of key raw materials and components. The agreement was amended in 2010. Under the terms of the amended agreement, we committed to future minimum annual purchases of raw materials and components through 2013.  If annual purchase commitments are not met, a penalty of approximately 35% of the remaining open annual minimum purchase requirement could be assessed by the vendor. In June 2011, due to ongoing quality issues, we notified the vendor of our termination of the agreement for material breach.  At the date of termination of the supply agreement in June 2011, $1.2 million in minimum purchase commitments remained open for fiscal year 2011.  No amounts have been accrued related to this agreement as of September 30, 2011.

We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of September 30, 2011, we believe that our exposure related to these guarantees and indemnities as of September 30, 2011 was not material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk

At September 30, 2011, we had cash and cash equivalents totaling $45.4 million and restricted cash totaling $10.6 million. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes, capital expenditures and possible future acquisitions. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future interest income.

Concentration of Credit Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from disruptions caused by recent financial market conditions. Currently, our cash and cash equivalents are primarily deposited in money market funds; however, substantially all of our cash and cash equivalents are in excess of federally insured limits at a very limited number of financial institutions. This represents a high concentration of credit risk.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Products for the desalination market have historically accounted for a high percentage of our revenue. We expect that the revenue from these products will continue to account for most of our revenue in the foreseeable future. Any factors adversely affecting the demand for desalination, including changes in weather patterns, increased precipitation in areas of high human population density, new technology for producing fresh water, increased water conservation or reuse, political changes and unrest, changes in the global economy, or changes in industry or governmental regulations would reduce the demand for our energy recovery products and services and would cause a significant decline in our revenue. Similarly, any factors adversely affecting the demand for energy recovery products in reverse osmosis desalination, including new energy technology or reduced energy costs, new methods of desalination that reduce pressure and energy requirements, or improvements in membrane technology would reduce the demand for our energy recovery devices and would cause a significant decline in our revenue. Some of the factors that may affect sales of our energy recovery devices and pumps may be out of our control.

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

Planned seawater reverse osmosis desalination projects can be cancelled or postponed due to delays in, or failure to obtain, approval, financing or permitting for plant construction because of political factors, including political unrest in key desalination markets such as the Middle East or adverse and increasingly uncertain financial conditions or other factors. Even though we may have a signed contract to provide a certain number of energy recovery devices by a certain date, shipments may be suspended or delayed at the request of customers. Such shipping delays negatively impact our results of operations and revenue. As a result of these factors, we have experienced and may in the future experience significant variability in our revenue on both an annual and a quarterly basis.

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

There are a limited number of large engineering, procurement and construction firms in the desalination industry and these customers account for a substantial portion of our net revenue. One or more of these customers represent 10% or more of our total revenue each year and the customers in this category vary from year to year. See Note 10 — "Concentrations" to the condensed consolidated financial statements regarding the impact of customer concentrations on our condensed consolidated financial statements. Since we do not have long-term contracts with these large customers but sell to them on a purchase order or project basis, these orders may be postponed or delayed on short or no notice. If any of these customers reduces or delays its purchases, cancels a project, decides not to specify our products for future projects, fails to attract and retain qualified engineers and other staff, fails to pay amounts due us, or experiences financial difficulties or reduced demand for its services, we may not be able to replace that lost business and our projected revenue may significantly decrease, which will adversely affect our financial condition and future growth.

We face competition from a number of companies that offer competing energy recovery and pump solutions. If any of these companies produce superior technology or offer more cost-effective products, our competitive position in the market could be harmed and our profits may decline.

The market for energy recovery devices and pumps for desalination plants is competitive and evolving. We expect competition, especially competition on price and warranty terms, to persist and intensify as the desalination market grows, and new competitors may enter the market. Some of our current and potential competitors may have significantly greater financial, technical, marketing and other resources, longer operating histories or greater name recognition. They may also be able to devote greater resources to the development, promotion, sale and support of their products and respond more quickly to new technology. These companies may also have more extensive customer bases, broader customer relationships across product lines, or long-standing or exclusive relationships with our current or potential customers. They may also have more extensive products and product lines that would enable them to offer multi-product or packaged solutions or competing products at lower prices or with other more favorable terms and conditions. As a result, our ability to penetrate the market or sustain our market share may be adversely impacted, which would affect our business, operating results and financial condition. In addition, if another one of our competitors were to merge or partner with another company, the change in the competitive landscape could adversely affect our continuing ability to compete effectively.

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

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. Since a single order for our energy recovery devices may represent significant revenue, we have experienced significant fluctuations in revenue from quarter to quarter and year to year, and we expect such fluctuations to continue. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock would likely decline substantially.

In addition, factors that may affect our operating results include, among others:

●	fluctuations in demand, sales cycles and pricing levels for our products and services;

●	the cyclical nature of equipment purchasing for planned reverse osmosis desalination plants, which historically resulted in increased product shipments in the fourth quarter in most years;

●	changes in customers' budgets for desalination plants and the timing of their purchasing decisions;

●	adverse changes in the local or global financing conditions facing our customers;

●	delays or postponements in the construction of desalination plants;

●
our ability to develop, introduce and timely ship new products and product enhancements that meet customer demand and contractual and technical requirements, including scheduled delivery dates, performance tests and product certifications;

●	the ability of our customers to obtain other critical plant components such as high-pressure pumps or membranes;

●	our ability to implement scalable internal systems for reporting, order processing, product delivery, purchasing, billing and general accounting, among other functions;

●	our ability to maintain efficient factory throughput in our new facility and minimize overhead given significant variability in orders from quarter to quarter and year to year;

●	unpredictability of governmental regulations and political decision-making as to the approval or building of a desalination plant;

●	our ability to control costs, including our operating expenses;

●	our ability to purchase critical components, including ceramics, from third-party suppliers;

●	our ability to compete against other companies that offer energy recovery solutions;

●	our ability to attract and retain highly skilled employees, particularly those with relevant industry experience; and

●	general economic conditions in our domestic and international markets, including conditions that affect the valuation of the U.S. dollar against other currencies.

If we are unable to collect unbilled receivables, our operating results will be adversely affected.

Our contracts with large engineering, procurement and construction firms generally contain holdback provisions that delay final installment payments up to 24 months after the product has been shipped and revenue has been recognized. Typically, between 10% and 20%, and in some instances up to 30%, of the revenue we receive pursuant to our customer contracts is subject to such holdback provisions and is accounted for as unbilled receivables until we deliver invoices for payment. Such holdbacks can result in relatively high current and non-current unbilled receivables. If we are unable to invoice and collect these performance holdbacks or if our customers fail to make these payments when due under the sales contracts, our results of operations will be adversely affected.

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

Our future success depends in part on our ability to enhance and scale existing products and to develop new products for desalination and applications outside desalination. While new or enhanced products and services have the potential to meet specified needs of new or existing markets, pricing may not meet customer expectations, and they may not compete favorably with products and services of current or potential competitors. New products may be delayed or cancelled if they do not meet specifications, performance requirements or quality standards, or perform as expected in a production environment. Product designs also may not scale as expected. We may have difficulty finding new markets for our existing technology or developing or acquiring new products for new markets. Customers may not accept or be slow to adopt new products and services and potential new markets may be too costly to penetrate. In addition, we may not be able to offer our products and services at prices that meet customer expectations without increasing our costs and eroding our margins. We may also have difficulty executing plans to break into new markets, expanding our operations to successfully manufacture new products or scaling our operations to accommodate increased business. If we are unable to develop competitive new products, open new cost-effective markets, and scale our business to support increased sales and new markets, our business and results of operations will be adversely affected.

Our plans to manufacture a portion of our ceramic components may prove to be more costly or less reliable than outsourcing.

We outsource the production of our ceramic components to a limited number of ceramic vendors. In 2010, to diversify our supply of ceramics and retain more control over our intellectual property, we developed our own ceramics plant at our headquarters in San Leandro, California to manufacture most of our ceramics components. If we are less efficient at producing our ceramic components or are unable to achieve required yields that are equal to or greater than the vendors to which we outsource, then our cost of manufacturing may be adversely affected. If we are unable to ramp up the internal production of our ceramics parts or manufacture these parts cost-effectively and/or one of our ceramics suppliers goes out of business, we may be exposed to increased risk of supply chain disruption and capacity shortages and our business and financial results, including our cost of goods sold and margins, may be adversely affected. During the ramp-up phase of bringing our ceramics facility on line, we expect our cost of goods sold to be negatively affected until we optimize production throughput.

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

Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our energy recovery products. This education process can be time-consuming and typically involves a significant product evaluation process. While the sales cycle for our OEM customers, which are involved with smaller desalination plants, averages one to three months, the average sales cycle for our international engineering, procurement and construction firm customers, which are involved with larger desalination plants, ranges from nine to 16 months and has, in some cases, extended up to 24 months. In addition, these customers generally must make a significant commitment of resources to test and evaluate our technologies. As a result, our sales process involving these customers is often subject to delays associated with lengthy approval processes that typically accompany the design, testing and adoption of new, technologically complex products. This long sales cycle makes quarter-by-quarter revenue predictions difficult and results in our investing significant resources well in advance of orders for our products.

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

We rely on a limited number of suppliers for vessel housings, stainless steel castings and alumina powder for our PX devices and castings for our PEI turbochargers and pumps. Our reliance on a limited number of manufacturers for these supplies involves a number of risks, including reduced control over delivery schedules, quality assurance, manufacturing yields, production costs and lack of guaranteed production capacity or product supply. We do not have long-term supply agreements with these suppliers and instead secure these supplies on a purchase order basis. Our suppliers have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacities of these suppliers, and our suppliers may reallocate capacity to other customers, even during periods of high demand for our products. We have in the past experienced, and may in the future experience, quality control issues and delivery delays with our suppliers due to factors such as high industry demand or the inability of our vendors to consistently meet our quality or delivery requirements. If our suppliers were to cancel or materially change their commitments with us or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition. We may qualify additional suppliers in the future which would require time and resources. If we do not qualify additional suppliers, we may be exposed to increased risk of capacity shortages due to our complete dependence on current suppliers.

We are subject to risks related to product defects, which could lead to warranty claims in excess of our warranty provisions or result in a significant or a large number of warranty or other claims in any given year.

We provide a warranty for certain products for a period of one to two years and provide up to a six-year warranty for the ceramic components of our PX-branded products. As our ceramics technology evolves, we may increase the ceramics warranty beyond six years. We test our products in our manufacturing facilities through a variety of means. However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market, or will replicate the harsh, corrosive and varied conditions of the desalination plants and other plants in which they are installed. In addition, certain components of our turbochargers and pumps are custom-made and may not scale or perform as required in production environments. Accordingly, there is a risk that we may have significant warranty claims or breach supply agreements due to product defects. We may incur additional operating expenses if our warranty provisions do not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, they could adversely affect our business, financial condition and results of operations. While the number of warranty claims has not been significant to date, we have only offered up to a six-year warranty on the ceramic components of our PX products in new sales agreements executed after August 7, 2007, and we have only offered PEI products since December 2009 when we acquired Pump Engineering, LLC. We cannot quantify the error rate of our products and the ceramic components of our PX products with statistical accuracy and cannot assure that a large number of warranty claims will not be filed in a given year. As a result, our operating expenses may increase if a significant or large number of warranty or other claims are filed in any specific year, particularly towards the end of any given warranty period.

If we are unable to protect our technology or enforce our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.

Our competitive position depends on our ability to establish and maintain proprietary rights in our technology and to protect our technology from copying by others. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which may offer only limited protection. We hold a limited number of United States patents and patents outside the U.S. that are counterparts to several of the U.S. patents and when their terms expire, we could become more vulnerable to increased competition. We do not hold issued patents in many of the countries where competing products are used, though we do have pending applications in countries where we have substantial sales activity. Accordingly, the protection of our intellectual property in some of those countries may be limited. We also do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated. Moreover, while we believe our remaining issued patents are essential to the protection of our technology, the rights granted under any of our issued patents or patents that may be issued in the future may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. In addition, our granted patents may not prevent misappropriation of our technology, particularly in foreign countries where intellectual property laws may not protect our proprietary rights as fully as those in the United States. This may render our patents impaired or useless and ultimately expose us to currently unanticipated competition. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of management resources, either of which could harm our business.

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

Our business entails significant costs that are fixed or difficult to reduce in the short term while demand for our products is variable and subject to downturns, which may adversely affect our operating results.

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

We have historically relied on outside financing to fund our operations, capital expenditures and expansion. In our initial public offering in July 2008, we issued approximately 10,000,000 shares of common stock at $8.50 per share before underwriting discount and issuing expenses. We may require additional capital from equity or debt financing in the future to fund our operations or respond to competitive pressures or strategic opportunities. We may not be able to secure such additional financing on favorable terms or at all. The terms of additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences or privileges senior to those of existing or future holders of our common stock. If we are unable to obtain necessary financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

Historically, we have derived a significant portion of our revenue from customers whose seawater reverse osmosis desalination facilities are outside the United States. Many of these projects are located in emerging growth countries with relatively young or unstable market economies or changing political environments. These countries may be affected significantly by the current weak global economy and unstable credit markets. We also rely on sales and technical support personnel stationed in Spain, Asia and the Middle East, and we expect to continue to add personnel in other countries. Governmental changes, political unrest or reforms, or other disruptions or changes in the business, regulatory or political environments of the countries in which we sell our products or have staff could have a material adverse effect on our business, financial condition and results of operations.

Sales of our products have to date been denominated principally in U.S. dollars. If the U.S. dollar strengthens against most other currencies, it will effectively increase the price of our products in the currency of the countries in which our customers are located. This may result in our customers seeking lower-priced suppliers, which could adversely impact our revenue, margins and operating results. A larger portion of our international revenue may be denominated in foreign currencies in the future, which would subject us to increased risks associated with fluctuations in foreign exchange rates.

Our international contracts and operations subject us to a variety of additional risks, including:

●	political and economic uncertainties, which the current global economic crisis may exacerbate;

●	uncertainties related to the application of local contract and other laws, including reduced protection for intellectual property rights;

●	trade barriers and other regulatory or contractual limitations on our ability to sell and service our products in certain foreign markets;

●	difficulties in enforcing contracts, beginning operations as scheduled and collecting accounts receivable, especially in emerging markets;

●	increased travel, infrastructure and legal compliance costs associated with multiple international locations;

●	competing with non-U.S. companies not subject to the U.S. Foreign Corrupt Practices Act;

●	difficulty in attracting, hiring and retaining qualified personnel; and

●
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

We prepare our financial statements to conform to GAAP. These accounting principles are subject to interpretation by the SEC and various other bodies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the interpretation of our current practices may adversely affect our reported financial results or the manner in which we conduct our business.

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

We acquired privately-held Pump Engineering, LLC in late 2009 and, in the future, we may invest in other companies, technologies or assets. We may not realize the expected benefits from our past or future acquisitions. We may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot assure that they will ultimately strengthen our competitive or financial position or that they will not be viewed negatively by customers, financial markets, investors or the media. Acquisitions could also result in shareholder dilution or significant acquisition-related charges for restructuring, share-based compensation and the amortization of purchased technology and intangible assets. Expenses resulting from impairment of acquired goodwill, intangible assets and purchased technology could also increase over time if the fair value of those assets decreases. A future change in our market conditions, a downturn in our business, or a long-term decline in the quoted market price of our stock may result in a reduction of the fair value of acquisition-related assets. Any such impairment of goodwill or intangible assets could harm our operating results and financial condition. In addition, when we make an acquisition, we may have to assume some or all of that entity's liabilities which may include liabilities that are not fully known at the time of the acquisition. Future acquisitions may reduce our cash available for operations and other uses. If we continue to make acquisitions, we may require additional cash or use shares of our common stock as payment, which would cause dilution for our existing stockholders.

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

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

●	authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;

●	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

●	specify that special meetings of our stockholders can be called only by our board of directors, the chairman of the board, the chief executive officer or the president;

●
establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

●	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered terms;

●	provide that our directors may be removed only for cause;

●	provide that vacancies on our board of directors may be filled only by a majority vote of directors then in office, even though less than a quorum;

●	specify that no stockholder is permitted to cumulate votes at any election of directors; and

●	require a super-majority of votes to amend certain of the above-mentioned provisions.

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

Registrant: Energy Recovery, Inc.

By:	/s/ THOMAS S. ROONEY, JR.	President and Chief Executive Officer	November 7, 2011
	Thomas S. Rooney, Jr.	(Principal Executive Officer)

	/s/ ALEXANDER J. BUEHLER	Chief Financial Officer	November 7, 2011
	Alexander J. Buehler	(Principal Financial Officer)

Exhibit List

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.