Form 10-K
period 2011-12-31
Energy Recovery, Inc.
filed 2012-03-14
CIK 1421517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-34112
Energy Recovery, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	01-0616867
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates amounted to $122.8 million on June 30, 2011.

The number of shares of the registrant’s common stock outstanding as of March 7, 2012 was 52,646,629.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held in June 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  Business

Overview

Energy Recovery, Inc. develops, manufactures and sells high-efficiency energy recovery devices and pumps primarily for use in seawater desalination. Our products make desalination affordable by reducing energy costs. We have one operating segment, which includes the manufacture and sale of high-efficiency energy recovery products and pumps along with related parts and services. Additional information on segment reporting is contained in Note 14 of Notes to the consolidated financial statements in this Form 10-K.

During fiscal year 2011, we completed the consolidation of our two manufacturing plants, closing our facility in Michigan and integrating all production operations at our corporate headquarters and manufacturing center in California.  Likewise, we validated internal production capability for all ceramic components used in PX devices, and we expect that such vertical integration will provide increased utilization and cost savings in 2012.  We also initiated the development of new centrifugal product lines for applications in the oil and gas processing markets.

In February 2011, we appointed Thomas S. Rooney, Jr. as our chief executive officer, and in April 2011, we appointed Alex J. Buehler as our chief financial officer.  Additionally, we appointed three seasoned executives to drive penetration into new markets beyond desalination, with a focus on water market applications outside of desalination, ceramic product development, and products to repurpose pressure energy that is otherwise lost in high-pressure fluid applications in the oil and gas industry.  We also successfully launched a new and improved PX device, known as the PX-Q 300. This new development offers customers equipment that enjoys substantial sound reduction compared to previous versions, thereby improving our competitive position.  At the same time, we refined our value proposition with messaging that reinforces durability, reliability and efficiency guarantees. Finally, we received three new patents related to the PX technology and received approval for the amendment of a prior patent, further strengthening our intellectual property portfolio.

Our company was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001. We became a public company in July 2008. The company has two wholly-owned subsidiaries:  Energy Recovery Iberia, S.L., incorporated in September 2006, and ERI Energy Recovery Ireland Ltd., incorporated in November 2009.  In December 2011, the company merged three subsidiaries -- Osmotic Power, Inc.; Energy Recovery, Inc. International; and Pump Engineering, Inc. -- into the parent company, Energy Recovery, Inc.

The mailing address of our headquarters is 1717 Doolittle Drive, San Leandro, California 94577. Our main telephone number is (510) 483-7370. Additional information about ERI is available on our website at http://www.energyrecovery.com. Information contained on the website is not part of this report.

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

Our Products

We make energy recovery devices and high-pressure and circulation pumps primarily for use in seawater desalination plants that use reverse osmosis technology. Our products are sold under the trademarks AquaBoldTM, AquaSpireTM, ERITM, PXTM, Pressure ExchangerTM, PX Pressure ExchangerTM, PEITM, Pump EngineeringTM and QuadribaricTM. Our energy recovery products reduce plant operating costs by capturing and reusing the otherwise lost pressure energy from the reject stream of the desalination process. Use of energy recovery devices can reduce energy consumption by up to an estimated 60% compared to desalination without energy recovery. By reducing energy costs, our devices increase the cost-competitiveness of reverse osmosis desalination compared to other means of fresh water production, including thermal desalination. Our pumps are designed for high efficiency and complement the operation of our energy recovery devices.

Energy Recovery Devices.  We develop and sell two main lines of energy recovery devices: PX Pressure Exchanger devices and turbochargers. Each line includes a range of models and sizes to address the breadth of required process flow rates, plant designs and sizes.

Our current PX offering includes: the PX-300 and PX-Q300; the 65 series (the PX-260, PX-220 and PX-180); the 4S series (PX-140S, PX-90S, PX-70S, PX-45S and PX-30S) and brackish PX devices (for the desalination of water with a lower concentration of salt than seawater).

Our turbocharger offering includes: the HTCAT series (HTCAT-1800, HTCAT-2400, HTCAT-3600, HTCAT-4800, HTCAT-7200 and HTCAT-9600); the HALO line (HALO-50, HALO-75, HALO-100, HALO-150, HALO-225, HALO-300, HALO-450, HALO-500, HALO-600, HALO-900 and HALO-1200); and the LPT series for brackish water desalination applications (LPT-63, LPT-125, LPT-250, LPT-500, LPT-1000, LPT-2000 and LPT-3200).

High-pressure and Circulation Pumps.  We manufacture and sell high-pressure feed, circulation and booster pumps for use with our energy recovery devices in reverse osmosis desalination plants. Our current line of pumps includes the AquaBold series (AquaBold 2x3x5, AquaBold 3x4x7 and AquaBold 4x6x9); the AquaSpire series (AquaSpire-300, AquaSpire-450, AquaSpire-600, AquaSpire-900, AquaSpire-1200, AquaSpire-1800, AaquaSpire-2400, AquaSpire-3600, AquaSpire-4800, AquaSpire-7200 and AquaSpire-9600) and a line of small circulation pumps.

Technical Support and Replacement Parts.  We provide engineering and technical support to customers during product installation and plant commissioning. We also offer replacement parts and services for our PX devices and turbochargers . Our PX devices and turbochargers are also used to retrofit or replace older energy recovery devices in existing desalination plants.

Customers

Our customers include a limited number of major international engineering, procurement and construction firms which design and build large desalination plants, and a number of original equipment manufacturers (OEMs), which are companies that supply equipment and packaged solutions for small to medium-sized desalination plants.

Large engineering, procurement and construction firms.  A significant portion of our revenue typically has come from sales of products to large engineering, procurement and construction firms worldwide that have the required desalination expertise to engineer, undertake procurement for, construct and sometimes own and operate large desalination plants or mega-projects. We work with these firms to specify our products for their plants. The time between project tender to product shipment can range from six to 16 months. Each mega-project typically represents a revenue opportunity of between $2 million to $10 million.

A limited number of these engineering, procurement and construction firms account for 10% or more of our net revenue. Revenue from customers representing 10% or more of total revenue varies from year to year. For the year ended December 31, 2011, one customer, IDE Technologies Ltd., accounted for approximately 14% of our net revenue. For the year ended December 31, 2010, two customers — Thiess Degremont J.V. (a joint venture of Thiess Pty Ltd. and Degremont S.A.) and Hydrochem (S) Pte Ltd (a Hyflux company) — accounted for approximately 23% and 12% of our net revenue, respectively. For the year ended December 31, 2009, IDE Technologies, Ltd., Acciona Agua, and UTE Mostaganem — a consortium of Inima (Grupo OHL) and Aqualia (Grupo FCC) — accounted for approximately 20%, 11%, and 11% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue during any of these periods.

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

In the market for large desalination projects, our PX devices and large turbochargers compete primarily with Flowserve’s DWEER product. We believe that our PX devices have a competitive advantage over the DWEER devices because they are made with highly durable and corrosion-proof ceramic parts that indicate a design life of 25 years, are warranted for high efficiencies, and offer low life cycle costs.  The PX devices offer maximum plant uptime, optimum scalability with a quick startup, and no required maintenance.  We believe that our large turbocharger products have a competitive advantage over the DWEER product, particularly in countries where energy costs are low and upfront capital costs are a key factor in purchase decisions, because our turbocharger products have lower upfront capital costs, a simple design with one moving part, a small physical footprint and a long operating life which leads to low total life cycle costs.

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

In the market for high-pressure pumps, our products compete with pumps manufactured by Clyde Union Ltd. based in Glasgow, Scotland; FEDCO; Flowserve; Duchting Pumpen Maschinenfabrik GmbH & Co KG based in Witten, Germany; KSB Aktiengesellschaft based in Frankenthal, Germany; Torishima Pump Mfg. Co., Ltd. based in Osaka, Japan; and Sulzer Pumps, Ltd. based in Winterthur, Switzerland and other companies. We believe that our pump products are competitive with these products because our pumps are developed specifically for reverse osmosis desalination, are highly efficient and feature product-lubricated bearings.

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

A significant portion of our revenue is from outside of the United States. Sales in the United States represented 10%, 7%, and 6% of our net revenue for the fiscal years 2011, 2010, and 2009, respectively. Additional geographical information regarding our net revenues is included in Note 14 to the consolidated financial statements in this Form 10-K.

Since many of the large engineering, procurement, and construction firms that specialize in large projects are located in the Mediterranean region, we have sales and technical staff based out of Madrid, Spain. A sales branch in Dubai, United Arab Emirates serves the Middle East where many desalination plants and key engineering, procurement and construction firms are located. We also have a sales office in Shanghai, China to address this emerging market for our energy recovery products. In the U.S., our sales office is located in California.

Manufacturing

We have a manufacturing facility in San Leandro, California, where our PX devices are made, assembled and tested.  In late 2011, we also integrated the manufacturing and testing of our turbochargers and pumps into our manufacturing facility in San Leandro. Prior to the integration, we manufactured and tested our turbochargers and pumps at a manufacturing facility in New Boston, Michigan. We produce the majority of our ceramic components for our PX products in our in-house ceramics manufacturing facility; although, from time to time, we may purchase a small amount of unfinished ceramic components from a supplier. For our PX devices, we depend on two suppliers for our vessel housing and a single supplier for stainless steel castings. For our turbochargers and pumps, we rely on a limited number of foundries for castings. We finish machining and assemble in-house all ceramic components of our PX devices and many components of our turbochargers and pumps to protect the proprietary nature of our methods of manufacturing and product designs and to maintain quality standards.

For a discussion of risks attendant to our manufacturing activities, see “Risk Factors — We depend on a limited number of suppliers for some of our components. If our suppliers are not able to meet our demand and/or requirements, our business could be harmed,” and “Risk Factors — We depend on a limited number of vendors for our supply of ceramic powder, which is a key component of the ceramic components of our PX products.” in Item 1A, which is incorporated herein by reference. For a discussion of risks attendant to our planned in-house manufacture of some ceramic components of our PX devices, see “Risk Factors — Our plans to manufacture a portion of our ceramic components may prove to be more costly or less reliable than outsourcing,” in Item 1A, which is incorporated herein by reference.

Research and Development

Design, quality and innovation are key facets of our corporate culture. Our development efforts are focused on enhancing our existing energy recovery devices and pumps for the desalination market and advancing our know-how in the material science and manufacturing of ceramics. In 2011, our engineering work also led to the development of several potential new product lines for applications inside and outside of seawater desalination. Research and development expense totaled $3.5 million for 2011, $3.9 million for 2010, and $3.0 million for 2009. We expect research and development costs to increase in the future as we continue to advance our existing technology and to develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination.

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

We have ten U.S. patents and sixteen patents outside the U.S. that are counterparts of several of the U.S. patents. The U.S. patents expire between 2015 and 2028, and the corresponding international patents expire at various dates through 2021. Additionally, there are two pending U.S. patent applications, thirty-three pending foreign applications corresponding to the U.S. patents and patent applications, and two pending international applications.

We have registered the following trademarks with the United States Patent and Trademark office: “ERI,” “PX,” “PX Pressure Exchanger,” “Pressure Exchanger,” the ERI logo and “Making Desalination Affordable.” We have also applied for and received registrations in international trademark offices.

For a discussion of risks attendant to intellectual property rights, see “Risk Factors — If we are unable to protect our technology or enforce our intellectual property rights, our competitive position could be harmed, and we could be required to incur significant expenses to enforce our rights,” in Item 1A, which is incorporated herein by reference.

Employees

As of December 31, 2011, we had 96 employees: 32 in manufacturing; 27 in corporate services and management; 25 in sales, services, and marketing; and 12 in engineering, research and development. Fourteen (14) of these employees were located outside of the United States. We also from time to time engage a relatively small number of independent contractors. We have not experienced any work stoppages and our employees are not unionized.

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

We currently derive substantially all of our revenue from sales of products and services used in desalination plants for municipalities, hotels, resorts and agricultural operations in dry or drought-ridden regions of the world. The demand for our products may decrease if the construction of desalination plants declines for political, economic or other factors, especially in these regions. Other factors that could affect the number and capacity of desalination plants built or the timing of their completion include: the availability of required engineering and design resources, a weak global economy, shortage in the supply of credit and other forms of financing, changes in government regulations, permitting requirements or priorities, or reduced capital spending for desalination. Each of these factors could result in reduced or uneven demand for our products. Pronounced variability or delays in the construction of desalination plants or reductions in spending for desalination could negatively impact our sales and revenue and make it difficult for us to accurately forecast our future sales and revenue, which could lead to increased inventory and use of working capital.

Our revenue and growth model depend upon the continued viability and growth of the seawater reverse osmosis desalination industry using current technology.

If there is a downturn in the seawater reverse osmosis desalination industry, our sales would be directly and adversely impacted. Changes in seawater reverse osmosis desalination technology could also reduce the demand for our devices. For example, a reduction in the operating pressure used in seawater reverse osmosis desalination plants could reduce the need for, and viability of, our energy recovery devices. Membrane manufacturers are actively working on low-pressure membranes for seawater reverse osmosis desalination that could potentially be used on a large scale to desalinate seawater at a much lower pressure than is currently necessary.

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

There are a limited number of large engineering, procurement and construction firms in the desalination industry and these customers account for a substantial portion of our net revenue. One or more of these customers represent 10% or more of our total revenue each year and the customers in this category vary from year to year. See Note 15 — "Concentrations" to the condensed consolidated financial statements regarding the impact of customer concentrations on our condensed consolidated financial statements. Since we do not have long-term contracts with these large customers but sell to them on a purchase order or project basis, these orders may be postponed or delayed on short or no notice. If any of these customers reduces or delays its purchases, cancels a project, decides not to specify our products for future projects, fails to attract and retain qualified engineers and other staff, fails to pay amounts due us, or experiences financial difficulties or reduced demand for its services, we may not be able to replace that lost business and our projected revenue may significantly decrease, which will adversely affect our financial condition and future growth.

We face competition from a number of companies that offer competing energy recovery and pump solutions. If any of these companies produce superior technology or offer more cost-effective products, our competitive position in the market could be harmed and our profits may decline.

The market for energy recovery devices and pumps for desalination plants is competitive and evolving. We expect competition, especially competition on price and warranty terms, to persist and intensify as the desalination market grows, and new competitors enter the market. Some of our current and potential competitors may have significantly greater financial, technical, marketing and other resources, longer operating histories or greater name recognition. They may also be able to devote greater resources to the development, promotion, sale and support of their products and respond more quickly to new technology. These companies may also have more extensive customer bases, broader customer relationships across product lines, or long-standing or exclusive relationships with our current or potential customers. They may also have more extensive products and product lines that would enable them to offer multi-product or packaged solutions or competing products at lower prices or with other more favorable terms and conditions. As a result, our ability to sustain our market share may be adversely impacted, which would affect our business, operating results and financial condition. In addition, if another one of our competitors were to merge or partner with another company, the change in the competitive landscape could adversely affect our continuing ability to compete effectively.

Global economic conditions and the current crisis in the financial markets could have an adverse effect on our business and results of operations.

Current economic conditions may continue to negatively impact our business and make forecasting future operating results more difficult and uncertain. A weak global economy may cause our customers to delay product orders or shipments, or delay or cancel planned or new desalination projects, including retrofits, which would reduce our revenue. Turmoil in the financial and credit markets may also make it difficult for our customers to obtain needed project financing, resulting in lower sales. Negative economic conditions may also affect our suppliers, which could impede their ability to remain in business and supply us with parts, resulting in delays in the availability or shipment of our products.  In addition, cash, cash equivalents and short- and long-term investments that we may from time to time hold are typically invested in a range of certificates of deposit, money market funds, government obligations, corporate obligations and other securities summarized in the notes to the consolidated financial statements included in this report. Given the current weak global economy, the potential instability of domestic and foreign financial institutions, and external risks such as the European sovereign debt problems, we cannot be assured that we will not experience losses on our investments, which would adversely affect our financial condition. If current economic conditions persist or worsen and negatively impact the desalination industry, our business, financial condition or results of operations could be materially and adversely affected.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. Since a single order for our energy recovery devices may represent substantial revenue, we have experienced significant fluctuations in revenue from quarter to quarter and year to year, and we expect such fluctuations to continue. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock would likely decline.

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

•
our ability to develop, introduce and timely ship new products and product enhancements that meet customer demand and contractual and technical requirements, including scheduled delivery dates, performance guarantees, product certifications and warranty terms;

•	the ability of our customers to obtain other critical plant components such as high-pressure pumps or membranes;

•	our ability to implement scalable internal systems for reporting, order processing, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to maintain efficient factory throughput in our new facility and minimize overhead given significant variability in orders from quarter to quarter and year to year;

•	unpredictability of governmental regulations and political decision-making as to the approval or building of a desalination plant;

•	our ability to control costs, including our operating expenses;

•	our ability to purchase critical raw materials from third-party suppliers;

•	our ability to compete against other companies that offer energy recovery solutions;

•	our ability to attract and retain highly skilled employees, particularly those with relevant industry experience; and

•	general economic conditions in our domestic and international markets, including conditions that affect the valuation of the U.S. dollar against other currencies.

If we are unable to collect unbilled receivables, our operating results will be adversely affected.

Our contracts with large engineering, procurement and construction firms generally contain holdback provisions that delay final installment payments up to 24 months after the product has been shipped and revenue has been recognized. Typically, between 10% and 20%, and in some instances up to 30%, of the revenue we receive pursuant to our customer contracts is subject to such holdback provisions and is accounted for as unbilled receivables until we deliver invoices for payment. Such holdbacks can result in relatively high current and non-current unbilled receivables. If we are unable to invoice and collect these performance holdbacks or if our customers fail to make these payments when due under the sales contracts, our results of operations will be adversely affected.\

If we lose key personnel upon whom we are dependent, we may not be able to execute our strategies. Our ability to increase our revenue will depend on hiring highly skilled professionals with industry-specific experience, particularly given the unique and complex nature of our devices.

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

The future success of our business may depend on our ability to diversify into new markets outside desalination while continuing to market, enhance and scale existing desalination products.

We believe that developing new products for applications outside desalination is a necessary strategy to accelerate future growth in our business, as we continue to market, enhance and scale existing desalination products.

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

We have hired and promoted individuals to new executive positions and undertaken other activities to pursue new markets beyond desalination.  We may incur significant personnel and development expenses in these efforts without assurance as to when or if new products will contribute to revenue or be profitable.

Our plans to manufacture ceramic components may prove to be more costly or less reliable than outsourcing.

We previously outsourced the production of our ceramic components to a limited number of ceramic vendors. In 2011, to diversify our supply of ceramics, insure the availability of a reliable source of quality ceramic components, and retain more control over our intellectual property, we validated internal production capability at our own ceramics plant at our headquarters in San Leandro, California to manufacture most ceramic products used in PX devices.  We also completed in 2011 the closure of our manufacturing plant in Michigan and integration of all production operations in San Leandro.  We also anticipate that this internal production capacity at one location will reduce costs, improve efficiencies and quality, and enhance research and development efforts.

If we are less efficient at producing our ceramic components or are unable to achieve required yields that are equal to or greater than the vendors to which we previously outsourced, then our cost of manufacturing may be adversely affected. If we are unable to ramp up the internal production of our ceramics parts or manufacture these parts cost-effectively and/or if for any reason we are not able to purchase sufficient raw materials on a timely basis, we may be exposed to capacity shortages, and our business and financial results, including our cost of goods sold and margins, may be adversely affected. In 2011, the expenses associated with completing the integration of our ceramics facility in San Leandro contributed to the decrease in gross profit as a percentage of net revenue in 2011 compared to 2010, and we cannot currently predict whether the integration of our ceramic production at the facility will achieve the supply and cost reduction advantages that we anticipate.  We also cannot predict the degree to which we will achieve future improvement in efficiency or commercial results from research and development efforts.

We do not own sources of, or mine, ceramic raw materials and rely on a limited number of vendors to supply ceramic raw materials for our PX products. If any of our ceramic suppliers were to have financial difficulties, cancel or materially change their commitments with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products and we are unable to make up that shortfall through other sources, we could lose customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition.

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

Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our energy recovery products. This education process can be time-consuming and typically involves a significant product evaluation process. While the sales cycle for our OEM customers, which are involved with smaller desalination plants, averages one to three months, the average sales cycle for our international engineering, procurement and construction firm customers, which are involved with larger desalination plants, ranges from six to 16 months and has, in some cases, extended up to 24 months. In addition, these customers generally must make a significant commitment of resources to test and evaluate our technologies. As a result, our sales process involving these customers is often subject to delays associated with lengthy approval processes that typically accompany the design, testing and adoption of new, technologically complex products. This long sales cycle makes quarter-by-quarter revenue predictions difficult and results in our investing significant resources well in advance of orders for our products.
\

We have historically experienced significant fluctuations in our results of operations on a quarter to quarter basis, and expect that such fluctuations will continue, making it difficult for us and the market to anticipate future results.

We have historically experienced a variety of factors that cause our quarterly results of operations to fluctuate significantly.  In some past years, customer buying patterns led to a significant portion of our sales occurring in the fourth quarter, with the risk that delays, cancellations or other adverse events in the fourth quarter had a substantial negative impact on annual results.  More recently, our results have fluctuated or decreased due to adverse timing of larger orders during the year, the effects of a global decline in new desalination project construction stemming from global economic and financial pressures, and competition.  It is difficult for us and the market to anticipate our future results, and our stock price may be adversely affected by the risks discussed in this paragraph.

We depend on a limited number of suppliers for some of our components. If our suppliers are not able to meet our demand and/or requirements, our business could be harmed.

We rely on a limited number of suppliers for vessel housings, stainless steel castings and alumina powder for our PX devices and castings for our PEI turbochargers and pumps. Our reliance on a limited number of manufacturers for these supplies involves a number of risks, including reduced control over delivery schedules, quality assurance, manufacturing yields, production costs and lack of guaranteed production capacity or product supply. We do not have long-term supply agreements with these suppliers and instead secure these supplies on a purchase order basis. Our suppliers have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacities of these suppliers, and our suppliers may reallocate capacity to other customers, even during periods of high demand for our products. We have in the past experienced, and may in the future experience, quality control issues and delivery delays with our suppliers due to factors such as high industry demand or the inability of our vendors to consistently meet our quality or delivery requirements. If our suppliers were to cancel or materially change their commitments with us or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition. We may qualify additional suppliers in the future which would require time and resources. If we do not qualify additional suppliers, we may be exposed to increased risk of capacity shortages due to our dependence on current suppliers.

We are subject to risks related to product defects, which could lead to warranty claims in excess of our warranty provisions or result in a significant or a large number of warranty or other claims in any given year.

We have historically provided a warranty for certain products for a period of one to two years and provided up to a six-year warranty for the ceramic components of our PX-branded products. Based on the evolution of our ceramics technology, we currently expect to increase the ceramics warranty in certain cases at commercial rates. We test our products in our manufacturing facilities through a variety of means. However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market, or will replicate the harsh, corrosive and varied conditions of the desalination plants and other plants in which they are installed. In addition, certain components of our turbochargers and pumps are custom-made and may not scale or perform as required in production environments. Accordingly, there is a risk that we may have significant warranty claims or breach supply agreements due to product defects. We may incur additional operating expenses if our warranty provisions do not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, they could adversely affect our business, financial condition and results of operations. While the number of warranty claims has not been significant to date, we have only offered up to a six-year warranty on the ceramic components of our PX products in new sales agreements executed after August 7, 2007, and we have only offered PEI products since December 2009 when we acquired Pump Engineering, LLC. We cannot quantify the error rate of our products and the ceramic components of our PX products with statistical accuracy and cannot assure that a large number of warranty claims will not be filed in a given year. As a result, our operating expenses may increase if a significant or large number of warranty or other claims are filed in any specific year, particularly towards the end of any given warranty period.

 If we are unable to protect our technology or enforce our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.

Our competitive position depends on our ability to establish and maintain proprietary rights in our technology and to protect our technology from copying by others. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which may offer only limited protection. We hold a limited number of United States patents and patents outside the U.S. that are counterparts to several of the U.S. patents and when their terms expire, we could become more vulnerable to increased competition. We do not hold issued patents in many of the countries where competing products are used, though we do have pending applications in countries where we have substantial sales activity. Accordingly, the protection of our intellectual property in some of those countries may be limited. We also do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated. Moreover, while we believe our remaining issued patents are essential to the protection of our technology, the rights granted under any of our issued patents or patents that may be issued in the future may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies now or in the future. In addition, our granted patents may not prevent misappropriation of our technology, particularly in foreign countries where intellectual property laws may not protect our proprietary rights as fully as those in the United States. This may render our patents impaired or useless and ultimately expose us to currently unanticipated competition. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of management resources, either of which could harm our business.

For example, earlier in 2011, we filed a lawsuit, and obtained a temporary restraining order, against a former founder of our company who hired two of our employees and, we believe, used our proprietary technology in order to develop a competing product.  Discovery has not been completed, and a trial is currently scheduled for August 2012.  Although we believe we have a strong case in this matter and have obtained the temporary restraining order, we cannot predict with certainty the degree to which we will ultimately prevail in this or other possible future matters involving former employees or others seeking to use our proprietary technology.

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

We are currently involved in legal proceedings, and may be subject to additional future legal proceedings, that may result in material adverse outcomes.

In addition to intellectual property litigation risks discussed above, we are involved, and may become involved in the future, in various commercial and other disputes and related claims and legal proceedings, that arise from time to time in the course of our business.  We believe we have substantial defenses in the matters currently pending.  However, the process of settling or litigating claims is subject to uncertainties, and our views of these matters may change in the future. We are not able in all matters to estimate the amount or range of loss that could result from an outcome adverse to us. We could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations and financial condition.

Please refer to Note 10, Commitments and Contingencies, to our consolidated financial statements included in this report for a description of certain legal proceedings currently pending.

Our business entails significant costs that are fixed or difficult to reduce in the short term while demand for our products is variable and subject to downturns, which may adversely affect our operating results.

Our business requires investments in facilities, equipment, R&D and training that are either fixed or difficult to reduce or scale in the short term. At the same time, the market for our products is variable and has experienced downturns due to factors such as economic recessions, increased precipitation, uncertain global financial markets, and political changes, many of which are outside our control. During periods of reduced product demand, we may experience higher relative costs and excess manufacturing capacity, resulting in high overhead and lower gross margins and causing cash flow and profitability to decline. Similarly, while we believe that our existing manufacturing facilities are capable of meeting current demand and demand for the foreseeable future, the continued success of our business depends on our ability to expand our manufacturing, research and development and testing facilities to meet market needs. If we are unable to respond timely to an increase in demand, our revenue, gross margin, cash flow and profitability may be adversely affected.

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

Our products are used in seawater reverse osmosis desalination plants which are often constructed and maintained with local, regional or national government guarantees and subsidies, including tax-free bonds. The rate of construction of desalination plants depends on each governing entity's willingness and ability to obtain and allocate funds for such projects, which capabilities may be affected by the current weak global financial system and credit market and the weak global economy. In addition, some desalination projects in the Middle East and North Africa have been funded by budget surpluses resulting from once high crude oil and natural gas prices. Since prices for crude oil and natural gas vary, governments in those countries may not have the necessary funding for such projects and may cancel the projects or divert funds allocated for them to other projects. Political unrest, coups or changes in government administrations, such as recent political changes and unrest in the Middle East, may result in policy or priority changes that may also cause governments to cancel, delay or re-contract planned or ongoing projects. Government embargoes may also prohibit sales into certain countries. As a result, the demand for our products could decline and negatively affect our revenue base, our overall profitability and pace of our expected growth.

Our products are highly technical and may contain undetected flaws or defects which could harm our business and our reputation and adversely affect our financial condition.

The manufacture of our products is highly technical and some designs and components of our turbochargers and pumps are custom-made. Our products may contain latent defects or flaws. We test our products prior to commercial release and during such testing have discovered and may in the future discover flaws and defects that need to be resolved prior to release. Resolving these flaws and defects can take a significant amount of time and prevent our technical personnel from working on other important tasks. In addition, our products have contained and may in the future contain one or more flaws that were not detected prior to commercial release to our customers. Some flaws in our products may only be discovered after a product has been installed and used by customers. Any flaws or defects discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty. Our contracts with our customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld or, for reasons of good long-term customer relations, we may not be willing to enforce. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and adversely affect the market's perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be harmed.

Our international sales and operations subject us to additional risks that may adversely affect our operating results.

Historically, we have derived a significant portion of our revenue from customers whose seawater reverse osmosis desalination facilities are outside the United States. Many of these projects are located in emerging growth countries with relatively young or unstable market economies or changing political environments. These countries may be affected significantly by the current weak global economy and unstable credit markets. We also rely on sales and technical support personnel stationed in Europe, Asia and the Middle East, and we expect to continue to add personnel in other countries. Governmental changes, political unrest or reforms, or other disruptions or changes in the business, regulatory or political environments of the countries in which we sell our products or have staff could have a material adverse effect on our business, financial condition and results of operations.

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

•
increasing instability in the capital markets and banking systems worldwide, especially in developing countries, which may limit project financing availability for the construction of desalination plants.

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

As a public company, SEC rules require that we maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of published financial statements in accordance with generally accepted accounting principles, or GAAP, in the United States. Accordingly, we are required to document and test our internal controls and procedures to assess the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. In the future, we may identify material weaknesses and deficiencies which we may not be able to remediate in a timely manner. Our acquisition of Pump Engineering, LLC and possible future acquisitions may increase this risk by expanding the scope and nature of operations over which we must develop and maintain internal control over financial reporting. If there are material weaknesses or deficiencies in our internal control, we will not be able to conclude that we have maintained effective internal control over financial reporting or our independent registered public accounting firm may not be able to issue an unqualified report on the effectiveness of our internal control over financial reporting. As a result, our ability to report our financial results on a timely and accurate basis may be adversely affected and investors may lose confidence in our financial information, which in turn could cause the market price of our common stock to decrease. We may also be required to restate our financial statements from prior periods. In addition, testing and maintaining internal control will require increased management time and resources. Any failure to maintain effective internal control over financial reporting could impair the success of our business and harm our financial results and an investor could lose all or a significant portion of their investment. If we have material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

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

We acquired privately-held Pump Engineering, LLC in late 2009 and, in the future, we may invest in other companies, technologies or assets. We may not realize the expected benefits from our past or future acquisitions. We may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot assure that they will ultimately strengthen our competitive or financial position or that they will not be viewed negatively by customers, financial markets, investors or the media. Acquisitions could also result in shareholder dilution or significant acquisition-related charges for restructuring, share-based compensation and the amortization of purchased technology and intangible assets. Expenses resulting from impairment of acquired goodwill, intangible assets and purchased technology could also increase over time if the fair value of those assets decreases. A future change in our market conditions, a downturn in our business, or a long-term decline in the quoted market price of our stock may result in a reduction of the fair value of acquisition-related assets. Any such impairment of goodwill or intangible assets could harm our operating results and financial condition. In addition, when we make an acquisition, we may have to assume some or all of that entity's liabilities, which may include liabilities that are not fully known at the time of the acquisition. Future acquisitions may reduce our cash available for operations and other uses. If we continue to make acquisitions, we may require additional cash or use shares of our common stock as payment, which would cause dilution for our existing stockholders.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease approximately 170,000 square feet of space in San Leandro, California for product manufacturing, research and development and executive headquarters under a lease that expires in July 2019. We believe this facility will be adequate for our purposes for the foreseeable future.

Item 3.  Legal Proceedings

See Note 10 to the Consolidated Financial Statements in Item 8 of this report, under the heading "Litigation," for a description of two lawsuits pending against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Stock Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since July 2, 2008, our common stock has been quoted on the Nasdaq Global Market under the symbol “ERII”.

The following table sets forth the high and low sales prices of our common stock for the periods indicated.

	High	Low
2010
First Quarter	$7.25	$5.75
Second Quarter	$6.40	$3.15
Third Quarter	$4.23	$3.08
Fourth Quarter	$3.99	$3.30
2011
First Quarter	$4.36	$2.88
Second Quarter	$3.40	$2.35
Third Quarter	$3.30	$2.09
Fourth Quarter	$3.50	$2.25

Dividend Policy

We have never declared or paid any dividends on our capital stock, and we do not currently intend to pay any dividends on our capital stock for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be, subject to applicable law, at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions in loan agreements or other agreements.

Stockholders

As of March 9, 2012, there were approximately 67 stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

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

COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN*
Among Energy Recovery Inc., The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 7/2/08 in stock or 6/30/08 in index, including reinvestment of dividends. Fiscal year ending December 31.

	6/30/08 or 7/2/08(1)	12/31/08	12/31/09	12/31/10	12/31/11
Energy Recovery, Inc.	100.00	77.11	69.99	37.23	26.25
NASDAQ Composite	100.00	68.98	100.02	117.78	116.43
Peer Group	100.00	62.14	89.14	100.52	84.60

(1)	The index measurement date is 6/30/08; stock measurement dates are 7/2/08

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in this Report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Income Data:
Net revenue	$28,047	$45,853	$47,014	$52,119	$35,414
Cost of revenue	20,248	23,781	17,595	18,933	14,852
Gross profit	7,799	22,072	29,419	33,186	20,562
Operating expenses:
General and administrative	16,745	14,471	13,515	11,291	4,280
Sales and marketing	7,997	8,205	6,472	6,549	5,230
Research and development	3,526	3,943	3,041	2,415	1,705
Amortization of intangible assets	1,360	2,624	241	30	19
Loss (gain) on fair value remeasurement	171	(2,147)	—	—	—
Restructuring charges	3,294	—	—	—	—
Total operating expenses	33,093	27,096	23,269	20,285	11,234
Income (loss) from operations	(25,294)	(5,024)	6,150	12,901	9,328
Other income (expense):
Interest expense	(34)	(73)	(46)	(79)	(105)
Other non-operating income (expense), net	184	(137)	54	873	517
Income (loss) before provision for (benefit from) income taxes	(25,144)	(5,234)	6,158	13,695	9,740
Provision for (benefit from) income taxes	1,299	(1,626)	2,472	5,032	3,947
Net income (loss)	$(26,443)	$(3,608)	$3,686	$8,663	$5,793
Earnings (loss) per share - basic	$(0.50)	$(0.07)	$0.07	$0.19	$0.15
Earnings (loss) per share - diluted	$(0.50)	$(0.07)	$0.07	$0.18	$0.14
Number of shares used in per share calculations:
Basic	52,612	52,072	50,166	44,848	39,060
Diluted	52,612	52,072	52,644	47,392	41,433

	As of December 31,
	2011	2010	2009	2008	2007(1)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,507	$55,338	$59,115	$79,287	$240
Total assets	110,713	133,917	142,969	120,612	28,227
Long-term liabilities	3,880	2,770	4,505	420	620
Total liabilities	13,759	13,117	22,000	13,613	8,166
Total stockholders’ equity	96,954	120,800	120,969	106,999	20,061
____________

(1)	Certain prior period balances have been reclassified to conform to the current period presentation.

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

Forward-looking statements in this report include, without limitation, statements about the following:

•	our plan to enhance our existing energy recovery devices and to develop and manufacture new and enhanced versions of these devices;

•	Our belief that sales of our PX-300 and PX-Q300 devices will represent a higher percentage of our net revenue in 2012;

•	our belief that the ceramics components of our PX device will result in low life cycle maintenance costs and that our turbocharger devices have long operating lives;

•	our objective of finding new applications for our technology and developing new products for use outside of desalination;

•	our belief that our products are the most cost effective energy recovery devices over time;

•	our plan to manufacture all or most of our ceramics components internally and our expectation that in-house production of ceramics will reduce production costs;

•	our expectation that our expenditures for research and development will increase;

•	our expectation that we will continue to rely on sales of our energy recovery devices for a substantial portion of our revenue;

•	our belief that our current facilities will be adequate through 2012;

•	our expectation that sales outside of the United States will remain a significant portion of our revenue;

•	our expectation that future sales and marketing expense will increase as revenues increase;

•	our belief that our existing cash and investment balances and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months; and

•	our expectation that, as we expand our international sales, a small portion of our revenue could continue to be denominated in foreign currencies.

All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Item 1A: Risk Factors” and are based on information available to us as of March 13, 2012. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Item 1A: Risk Factors,” and our results disclosed from time to time in our reports on Forms 10-Q and 8-K and our Annual Reports to Stockholders.

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Overview

We are in the business of designing, developing and manufacturing energy recovery devices for seawater reverse osmosis desalination. Our company was founded in 1992, and we introduced the initial version of our Pressure ExchangerTM energy recovery device in early 1997. In December 2009, we acquired Pump Engineering, LLC, which manufactures centrifugal energy recovery devices, known as turbochargers, and high-pressure pumps.

A significant portion of our net revenue typically has been generated by sales to a limited number of large engineering, procurement and construction firms, which are involved with the design and construction of larger desalination plants. Sales to these firms often involve a long sales cycle, which can range from six to 16 months. A single large desalination project can generate an order for numerous energy recovery devices and generally represents an opportunity for significant revenue. We also sell our devices to many small to medium-sized original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer energy recovery devices per plant and have shorter sales cycles.

Due to the fact that a single order for our energy recovery devices by a large engineering, procurement and construction firm for a particular plant may represent significant revenue, we often experience significant fluctuations in net revenue from quarter to quarter and from year to year. In addition, historically our engineering, procurement and construction firm customers tend to order a significant amount of equipment for delivery in the fourth quarter and, as a consequence, a significant portion of our annual sales typically occurs during that quarter. In fiscal years 2010 and 2011, the fourth quarter revenues did not reflect as high of a percentage of the annual revenues as in past years due to the overall lower percentage of sales to engineering, procurement, and construction firms in 2011 and customer project delays in 2010.

A limited number of our customers account for a substantial portion of our net revenue and accounts receivables. Revenue from customers representing 10% or more of total revenue varies from period to period. For the year ended December 31, 2011, one customer accounted for approximately 14% of our net revenue. For the year ended December 31, 2010, two customers accounted for approximately 23% and 12% of our net revenue, respectively. For the year ended December 31, 2009, three customers accounted for approximately 20%, 11%, and 11% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue during any of these periods. See Note 15 — “Concentrations” in the Notes to consolidated financial statements for further customer concentration detail.

During the years ended December 31, 2011, 2010 and 2009, most of our revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our revenue for the foreseeable future.

Our revenue is principally derived from the sale of our energy recovery devices. We also derive revenue from the sale of our high-pressure and circulation pumps, which we manufacture and sell in connection with our energy recovery devices for use in desalination plants.  We also receive incidental revenue from the sale of spare parts and from services, including start-up and commissioning services, that we provide for our customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our consolidated financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition, warranty costs, share-based compensation, inventory valuation, allowances for doubtful accounts, income taxes (including our evaluation of the need for any valuation allowance on our deferred tax assets), valuation of goodwill and other intangible assets, and our evaluation and measurement of contingencies, including contingent consideration.

Cash and Cash Equivalents

We consider all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Our cash and cash equivalents are maintained primarily in demand deposit accounts with large financial institutions and in institutional money market funds. We frequently monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our surplus funds. We have not experienced any credit losses from our cash investments.

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, we consider, among other factors, (1) the aging of the accounts receivable, (2) our historical write-offs, (3) the credit worthiness of each customer and (4) general economic conditions. Account balances are charged off against the allowance when we believe that it is probable the receivable will not be recovered.  Actual write-offs may be in excess of our estimated allowance.

Short-Term and Long-Term Investments

Our short-term and long-term investments consist primarily of investment grade debt securities, all of which are classified as available-for-sale.  Available-for-sale securities are carried at fair value.  Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive income within shareholders’ equity on the consolidated balance sheet. Realized gains and losses on the sale of available-for-sale securities are determined by specific identification of the cost basis of each security.  Long-term investments generally will mature within three years.

Inventories

Inventories are stated at the lower of cost (using the weighted average cost method) or market. We calculate inventory valuation adjustments for excess and obsolete inventories based on current inventory levels, expected useful life and estimated future demand of the products and spare parts.

Property and Equipment

Property and equipment is recorded at cost and reduced by accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are generally three to ten years. A small portion of our manufacturing equipment was acquired under capital lease obligations. These assets are amortized over periods consistent with depreciation of owned assets of similar types, generally five to seven years. Certain equipment used in the development and manufacturing of ceramic components is generally depreciated over estimated useful lives of up to ten years. Leasehold improvements represent remodeling and retrofitting costs for leased office and manufacturing space and are depreciated over the shorter of either the estimated useful lives or the term of the lease using the straight-line method. Software purchased for internal use consists primarily of amounts paid for perpetual licenses to third-party software providers and are depreciated over the estimated useful lives of three to five years. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. We own our manufacturing facility in New Boston, Michigan, which had been depreciated over an estimated useful life of 39 years. As a result of our plan to consolidate our North American manufacturing operations, amounts related to the building and land were classified as held for sale as of December 31, 2011.  Accordingly, we impaired the building and land held for sale by $728,000 in December 2011 to reduce the carrying value to estimated fair value.  See Note 4. — “Other Financial Information” for further details related to the impairment of property held for sale.

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

Acquired intangible assets with determinable useful lives are amortized on a straight-line or accelerated basis over the estimated periods benefited, ranging from one to 20 years. Acquired intangible assets with contractual terms are generally amortized over their respective legal or contractual lives. Customer relationships and other non-contractual intangible assets with determinable lives are amortized over periods generally ranging from five to 20 years. Patents developed internally are recorded at cost and amortized on a straight-line basis over their expected useful life of 16 to 20 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. Goodwill is not amortized, but is evaluated annually for impairment at the reporting unit level or when indicators of a potential impairment are present. Such indicators would include a significant reduction in our market capitalization, a decrease in operating results, or deterioration in our financial positions.  We operate under a single reporting unit and, accordingly, all of our goodwill is associated with the entire company. The annual evaluation for impairment of goodwill is based on our market capitalization. As of December 31, 2011 and 2010, acquired intangibles, including goodwill, relate to the acquisition of Pump Engineering, LLC during the fourth quarter of 2009. See Note 7. — “Goodwill and Intangible Assets” to the consolidated financial statements included in this report for further discussion of intangible assets.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, restricted cash, investments in marketable securities, accounts receivable, accounts payable, and debt. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values. See Note 8 “Fair Value Measurements” for further discussion of fair value.

Revenue Recognition

We recognize revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title occurs, fixed pricing is determinable and collection is reasonably assured. Transfer of title typically occurs upon shipment of the equipment pursuant to a written purchase order or contract. The portion of the sales agreement related to the field services and training for commissioning of a desalination plant is deferred until we have performed such services. We regularly evaluate our revenue arrangements to identify deliverables and to determine whether these deliverables are separable into multiple units of accounting. On January 1, 2011, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on revenue arrangements with multiple deliverables. In accordance with the new guidance, when multiple elements exist in a sales agreement, we allocate revenue to all deliverables based on their relative selling prices. The new guidance provides a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence (“VSOE”), (ii) third-party evidence (“TPE”) if available and when VSOE is not available, and (iii) best estimate of the selling price (“BESP”) if neither VSOE nor TPE is available. We have established VSOE for most of our products and services as a substantial majority of selling prices fall within a narrow range when sold separately. For deliverables with no established VSOE, we use BESP to determine the standalone selling price for such deliverables as TPE is generally not available given that our products contain significant proprietary technology and solutions that differ substantially from our competitors. We have an established process for developing BESP, which incorporates historical selling prices, the effect of market conditions, gross margin objectives, pricing practices, as well as entity-specific factors. We monitor and evaluate estimated selling price on a regular basis to ensure that changes in circumstances are accounted for in a timely manner. We may modify our pricing in the future, which could result in changes to our VSOE and BESP. The services element of our contracts represents an incidental portion of the total contract price. The adoption of the new accounting standard did not have a significant impact on our consolidated financial statements.

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

The specified product performance criteria for our PX device generally pertains to the ability of our product to meet its published performance specifications and warranty provisions, which our products have demonstrated on a consistent basis. This factor, combined with historical performance metrics measured over the past 11 years, provides our management with a reasonable basis to conclude that its PX device will perform satisfactorily upon commissioning of the plant. To ensure this successful product performance, we provide service, consisting principally of supervision of customer personnel and training to the customers during the commissioning of the plant. The installation of the PX device is relatively simple, requires no customization and is performed by the customer under the supervision of our personnel. We defer the value of the service and training component of the contract and recognize such revenue as services are rendered. Based on these factors, our management has concluded that, for sale of PX devices, delivery and performance have been completed when the product has been delivered (title transfers) to the customer.

We perform an evaluation of credit worthiness on an individual contract basis to assess whether collectability is reasonably assured. As part of this evaluation, our management considers many factors about the individual customer, including the underlying financial strength of the customer and/or partnership consortium and management’s prior history or industry-specific knowledge about the customer and its supplier relationships.

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

Under the terms of the retention payment component, we are typically required to issue to the customer a product performance guarantee that takes the form of an irrevocable standby letter of credit, which is issued to the customer approximately 12 to 24 months after the product delivery date. The letter of credit is either collateralized by restricted cash on deposit with a financial institution or funds available through a credit facility. The letter of credit remains in place for the performance period as specified in the contract, which is generally 12 to 36 months and, in some cases, up to 65 months from issuance. The performance period generally runs concurrent with our standard product warranty period. Once the letter of credit has been put in place, we invoice the customer for this final retention payment under the sales contract. During the time between the product delivery and the issuance of the letter of credit, the amount of the final retention payment is classified on the balance sheet as an unbilled receivable, of which a portion may be classified as long-term to the extent that the billable period extends beyond one year. Once the letter of credit is issued, we invoice the customer and reclassify the retention amount from unbilled receivable to accounts receivable where it remains until payment.

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

Shipping and handling charges billed to customers are included in net revenue. The cost of shipping to customers is included in cost of revenue.

Warranty Costs

We sell products with a limited warranty for a period ranging from one to six years. We accrue for warranty costs based on estimated product failure rates, historical activity and expectations of future costs. Periodically, we evaluate and adjust the warranty costs to the extent actual warranty costs vary from the original estimates.

Share-Based Compensation

We measure and recognize share-based compensation expense based on the fair value measurement for all share-based payment awards made to our employees and directors — including restricted stock units, restricted shares and employee stock options — over the requisite service period (typically the vesting period of the awards). The fair value of restricted stock units and restricted stock is based on our stock price on the date of grant. The fair value of stock options is calculated on the date of grant using the Black-Scholes option pricing model, which requires a number of complex assumptions, including expected life, expected volatility, risk-free interest rate, and dividend yield. The estimation of awards that will ultimately vest requires judgment and, to the extent actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised. See Note 13 — “Share-Based Compensation” to the consolidated financial statements included in this report for further discussion of share-based compensation.

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

Income Taxes

Current tax assets and liabilities are based upon an estimate of taxes refundable or payable for each of the jurisdictions in which we are subject to tax. In the ordinary course of business, there is inherent uncertainty in quantifying income tax positions. We assess income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. When applicable, associated interest and penalties are recognized as a component of income tax expense. Accrued interest and penalties are included within the related tax asset or liability on the Consolidated Balance Sheets.

Deferred income taxes are provided for temporary differences arising from differences in basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining whether and to what extent any valuation allowance is needed on our deferred tax assets. In making such a determination, we consider all available positive and negative evidence including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income and available tax planning strategies.  As of December 31, 2011, a valuation allowance of approximately $10.3 million was established to reduce our deferred income tax assets to the amount expected to be realized.  See Note 11 — “Income Taxes” to the consolidated financial statements included in this report for further discussion of the tax valuation allowance.

Our operations are subject to income and transaction taxes in the U.S. and in foreign jurisdictions. Significant estimates and judgments are required in determining our worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

Results of Operations

2011 Compared to 2010

The following table sets forth certain data from our historical operating results as a percentage of revenue for the years indicated:

	For the Year Ended December 31,
	2011		2010		Change Increase (Decrease)
Results of Operations: **
Net revenue	$28,047	100%	$45,853	100%	$(17,806)	(39)%
Cost of revenue	20,248	72%	23,781	52%	(3,533)	(15)%
Gross profit	7,799	28%	22,072	48%	(14,273)	(65)%
Operating expenses:
General and administrative	16,745	60%	14,471	32%	2,274	16%
Sales and marketing	7,997	29%	8,205	18%	(208)	(3)%
Research and development	3,526	13%	3,943	9%	(417)	(11)%
Amortization of intangible assets	1,360	5%	2,624	6%	(1,264)	(48)%
Loss (gain) on fair value remeasurement	171	1%	(2,147)	(5)%	(2,318)	(108)%
Restructuring charges	3,294	12%	—	*	3,294	*
Total operating expenses	33,093	118%	27,096	59%	5,997	22%
Loss from operations	(25,294)	(90)%	(5,024)	(11)%	20,270	403%
Other income (expense):
Interest expense & finance charges	(34)	*	(73)	*	(39)	(53)%
Other non-operating income (expense), net	184	1%	(137)	*	321	234%
Net loss before provision for income tax	(25,144)	(90)%	(5,234)	(11)%	19,910	380%
Provision for (benefit from) income tax expense	1,299	5%	(1,626)	(4)%	(2,925)	(180)%
Net loss	$(26,443)	(94)%	$(3,608)	(8)%	$22,835	633%
____________

*       Not meaningful
**       Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue decreased by $17.8 million, or 39%, to $28.0 million for the year ended December 31, 2011 from $45.8 million for the year ended December 31, 2010. The decrease in revenue was primarily due to decreased shipments of PX devices, turbochargers and pumps resulting from the continued global decline in new construction of large desalination plants, which was further exacerbated in 2011 as compared to 2010 by unanticipated global events such as civil uprisings in the Middle East and the Euro financial crisis.  Additionally, we consolidated our North American operations and transferred our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California.  The transfer of operations resulted in some delays in shipments during the fourth quarter of 2011. Lastly, the average sales prices of our PX devices and turbochargers decreased slightly during 2011 due to product mix and customized configurations.

For the year ended December 31, 2011, the sales of PX devices and related products and services accounted for approximately 66% of our revenue and sales of turbochargers and pumps accounted for approximately 34%. For the year ended December 31, 2010, the sales of PX devices and related products and services accounted for approximately 61% of our revenue and sales of turbochargers and pumps accounted for approximately 39%.

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

	Years Ended December 31,
	2011	2010
Domestic net revenue	$2,798	$3,334
International net revenue	25,249	42,519
Total net revenue	$28,047	$45,853

Revenue by country:
India	18%	3%
United States	10	7
Australia	2	31
Algeria	1	12
Others	69	47
Total	100%	100%

The impact of the current global economic climate on future demand for our products is uncertain.

Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. The largest component of our cost of revenue is raw materials, primarily ceramic materials. For the year ended December 31, 2011, gross profit as a percentage of net revenue was 28%, as compared to 48% for the year ended December 31, 2010.

The decrease in gross profit as a percentage of net revenue was primarily due to underutilization of our manufacturing facilities in 2011 as a result of the decline in product demand during the current year as compared to prior year, the phase-out of our Michigan-based manufacturing facility as part of the consolidation of our North American operations and the integration of our new ceramics facility, which went online in 2011.  To a lesser extent, gross profit decreased in the current year compared to the prior year due to a slight drop in average sales prices due to changes in product mix.

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

General and Administrative Expense

General and administrative expense increased by $2.3 million, or 16%, to $16.7 million for the year ended December 31, 2011 from $14.5 million for the year ended December 31, 2010. General and administrative expense as a percentage of our net revenue increased to 60% for the year ended December 31, 2011 from 32% for the year ended December 31, 2010 as general and administrative costs increased period over period while net revenue decreased.

General and administrative average headcount decreased to 31 for the year ended December 31, 2011 from 40 for the year ended December 31, 2010, largely as a result of reductions in force at our corporate headquarters during late 2010 and early 2011 and reductions in force at our Michigan-based facility during the second half of 2011. In February 2011, our chief executive officer (CEO) announced his retirement, and our board of directors appointed a new CEO. During the second quarter of 2011, our board of directors appointed a new chief financial officer (CFO). General and administrative costs increased primarily as a result of non-recurring expenses related to the departures of the former CEO and CFO and the appointments of a new CEO and new CFO.

Of the $2.3 million net increase in general and administrative expense, increases of $1.4 million related to compensation and employee-related benefits, $0.4 million related to adjustments to bad debt reserves, $0.3 million related to value added taxes, $0.2 million related to professional and other services, and $0.4 million related to other administrative costs. These increases in costs were partially offset by a decrease of $0.4 million related to occupancy costs. Share-based compensation expense included in general and administrative expense was $1.6 million for the year ended December 31, 2011 and $1.8 million for the year ended December 31, 2010.

Sales and Marketing Expense

Sales and marketing expense decreased by $208,000, or 3%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Sales and marketing average headcount increased to 27 for the year ended December 31, 2011 from 26 for the year ended December 31, 2010. As a percentage of our net revenue, sales and marketing expense increased to 29% for the year ended December 31, 2011 from 18% for the year ended December 31, 2010, as the percentage decrease in net revenue exceeded the percentage decrease in sales and marketing expense year over year.

Of the $208,000 net decrease in sales and marketing expense for the year ended December 31, 2011, a decrease of $944,000 related to sales commissions was partially offset by increases of $693,000 in direct and other marketing costs and $43,000 in employee compensation and benefits. Share-based compensation expense included in sales and marketing expense was $591,000 for the year ended December 31, 2011 and $599,000 for the year ended December 31, 2010.

Research and Development Expense

Research and development expense decreased by $0.4 million, or 11%, to $3.5 million for the year ended December 31, 2011 from $3.9 million for the year ended December 31, 2010. Research and development expense as a percentage of our net revenue increased to 13% for the year ended December 31, 2011 compared to 9% for the year ended December 31, 2010, as the percentage decrease in net revenue exceeded the percentage decrease in research and development expense year over year.

Average headcount in our research and development department decreased to 12 for the year ended December 31, 2011 compared to 17 for the year ended December 31, 2010. Share-based compensation expense included in research and development expense was $164,000 for the year ended December 31, 2011 and $214,000 for the year ended December 31, 2010.

The $417,000 decrease in research and development expense for the year ended December 31, 2011 compared to prior year was primarily due to decreases of $251,000 in occupancy costs, $149,000 related to research and development direct project costs, and $53,000 related to other costs. These decreases in expense were slightly offset by an increase in compensation and employee benefits of $36,000.

We anticipate that our research and development expenditures will increase in the future as we expand and diversify our product offering.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. These intangible assets include developed technology, non-compete agreements, backlog, trademarks, and customer relationships. Amortization expense decreased by $1.3 million during the year ended December 31, 2011 compared to the year ended December 31, 2010 due to backlog being fully amortized during fiscal year 2010.

Loss on Fair Value Remeasurement

We acquired Pump Engineering, LLC in December 2009. Under the business combinations guidance of U.S. GAAP, we initially recognized a liability of $5.5 million as an estimate of the acquisition date fair value of contingent and other consideration, consisting of $3.5 million of contingent consideration subject to pay-out to the sellers upon the acquired company’s achievement of certain milestones and $2.0 of other consideration securing the sellers’ indemnification obligations. The fair value measurement of the $3.5 million of contingent consideration was based on the weighted probability of achievement, as of the acquisition date, that the milestones would be achieved. In the fourth quarter of 2010, some of the milestones were not met. Accordingly, we remeasure the estimated fair value contingent consideration on a recurring basis. In December 2011, we remeasured the contingent consideration at $1.5 million to reflect its estimated fair value at December 31, 2011. This was an increase in the estimated fair value compared to $1.4 million at December 31, 2010. We recognized a loss of $171,000 in our Consolidated Statement of Operations as a result of the change in estimated fair value in 2011. See Note 6 — “Business Combinations” to the consolidated financial statements included in this report for further discussion of the loss on fair value remeasurement.

Restructuring Charges

In July 2011, we initiated a restructuring plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California.  The consolidation is expected to reduce costs, improve efficiencies and enhance research and development activities.  For the year ended December 31, 2011, we have recorded total pre-tax charges of $3.1 million related to this plan.  Additionally, we initiated a restructuring plan to reduce operating expenses related to our sales branch office in Spain. For the year ended December 31, 2011, we have recorded total pre-tax charges of $0.2 million related to this plan. See Note 16 — “Restructuring Activities” to the consolidated financial statements included in this report for further discussion of restructuring activities. Both restructuring plans were essentially completed by December 31, 2011 and, with the exception of a continued evaluation of assets held for sale for impairment, we do not expect significant restructuring charges related to these restructuring plans in the future.

Non-operating Income (Expense), Net

Non-operating income (expense), net, changed favorably by $360,000 to $150,000 of other net income for the year ended December 31, 2011 from $(210,000) of other net expense for the year ended December 31, 2010. The favorable change was primarily due to favorable changes in net foreign currency gains of $295,000, an increase in interest income of $31,000, and a decrease in interest expense of $39,000.  The favorable change in net foreign currency gains is primarily a result of favorable changes in exchange rates and an increase in Euro-denominated trade receivables during 2011 compared to last year. The favorable changes in net non-operating income (expense) during the year ended December 31, 2011 were slightly offset by an increase in other non-operating expenses $5,000.

2010 Compared to 2009

The following table sets forth certain data from our historical operating results as a percentage of revenue for the years indicated:

	For the Year Ended December 31,
	2010		2009		Change Increase (Decrease)
Results of Operations: **
Net revenue	$45,853	100%	$47,014	100%	$(1,161)	(2)%
Cost of revenue	23,781	52%	17,595	37%	6,186	35%
Gross profit	22,072	48%	29,419	63%	(7,347)	(25)%
Operating expenses:
General and administrative	14,471	32%	13,515	29%	956	7%
Sales and marketing	8,205	18%	6,472	14%	1,733	27%
Research and development	3,943	9%	3,041	6%	902	30%
Amortization of intangible assets	2,624	6%	241	1%	2,383	*
Gain on fair value remeasurement	(2,147)	(5)%	—	0%	2,147	*
Total Operating Expenses	27,096	59%	23,269	49%	3,827	16%
Income (loss) from operations	(5,024)	(11)%	6,150	13%	(11,174)	(182)%
Other income (expense):
Interest expense & finance charges	(73)	*	(46)	*	27	59%
Other non-operating income (expense), net	(137)	*	54	*	(191)	(354)%
Net income (loss) before provision for income tax	(5,234)	(11)%	6,158	13%	(11,392)	(185)%
Provision for (benefit from) income tax expense	(1,626)	(4)%	2,472	5%	(4,098)	(166)%
Net Income (Loss)	$(3,608)	(8)%	$3,686	8%	$(7,294)	(198)%

*       Not meaningful
**       Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue decreased by $1.2 million, or 2%, to $45.9 million for the year ended December 31, 2010 from $47.0 million for the year ended December 31, 2009. Revenues from the sales of PX devices and related products and services decreased by approximately $17.3 million while revenues from the sales of turbochargers and pumps increased by approximately $16.1 million. The decrease in revenue from sales of PX devices was primarily due to the timing of larger orders, a global decline in the construction of new projects and competition. Additionally, there was a slight decrease in the average sales price of PX units during fiscal year 2010. The increase in revenue from sales of turbochargers and pumps was primarily due to a full year of shipments by our subsidiary, Pump Engineering, Inc., which was acquired late in the fourth quarter of 2009, and the timing of larger orders. Revenues from the sales of our turbochargers and related products had a very small impact on our 2009 revenue base, totaling only $0.2 million for the 2009 fiscal year.

For the year ended December 31, 2010, the sales of PX devices and related products and services accounted for approximately 61% of our revenue and sales of turbochargers and pumps accounted for approximately 39%. For the year ended December 31, 2009, the sales of PX devices and related products and services accounted for approximately 96% of our revenue and sales of turbochargers and pumps accounted for approximately 4%. Turbochargers and related high-pressure pumps, manufactured by our subsidiary, Pump Engineering, Inc., had a negligible impact on our product offering in 2009, as the subsidiary was acquired late in the fourth quarter of 2009.

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

Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. The largest component of our cost of revenue is raw materials, primarily ceramic materials. For the year ended December 31, 2010, gross profit as a percentage of net revenue was 48% as compared to 63% for the year ended December 31, 2009.

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

General and Administrative Expense

General and administrative expense increased by $1.0 million, or 7%, to $14.5 million for the year ended December 31, 2010 from $13.5 million for the year ended December 31, 2009. The increase of general and administrative expense was attributable primarily to increases in general and administrative headcount related to the acquisition of Pump Engineering, LLC in December 2009 and increases in occupancy costs related to our new corporate headquarters. General and administrative expense as a percentage of our net revenue increased to 32% for the year ended December 31, 2010 from 29% for the year ended December 31, 2009, as general and administrative costs increased in 2010 while net revenue decreased.

Of the $1.0 million net increase in general and administrative expense, increases of $1.2 million related to occupancy costs, $0.5 million related to compensation and employee-related benefits, and $0.3 million related to local taxes and other administrative costs. These increases in costs were offset in part by decreases of $0.6 million related to professional and other services, $0.3 million related to changes in bad debt and other reserves, and $0.1 million related to value added taxes. Share-based compensation expense included in general and administrative expense was $1.8 million for the year ended December 31, 2010 and $1.5 million for the year ended December 31, 2009.

General and administrative average headcount increased to 40 for the year ended December 31, 2010 from 36 for the prior year largely as a result of the acquisition of Pump Engineering, LLC in December 2009. Increased compensation and employee benefit costs related to this increase in headcount were largely offset by the effects of cost-cutting measures implemented at our corporate headquarters in 2010.

Sales and Marketing Expense

Sales and marketing expense increased by $1.7 million, or 27%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. This increase was primarily related to an increase in sales and marketing headcount as a result of the Pump Engineering acquisition in December 2009. Sales and marketing average headcount increased to 26 for the year ended December 31, 2010 from 22 for the year ended December 31, 2009. As a percentage of our net revenue, sales and marketing expense increased to 18% for the year ended December 31, 2010 from 14% for the year ended December 31, 2009, as sales and marketing expense increased in 2010 while net revenue decreased.

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

Research and Development Expense

Research and development expense increased by $0.9 million, or 30%, to $3.9 million for the year ended December 31, 2010 from $3.0 million for the year ended December 31, 2009. Research and development expense as a percentage of our net revenue increased to 9% for the year ended December 31, 2010 compared to 6% for the year ended December 31, 2009, as research and development expense increased in 2010 while net revenue decreased.

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

Average headcount in our research and development department increased to 17 for the year ended December 31, 2010 from 11 for the year ended December 31, 2009, primarily due to the acquisition of Pump Engineering, LLC in December 2009. Share-based compensation expense included in research and development expense was $214,000 for the year ended December 31, 2010 and $246,000 for the year ended December 31, 2009.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. These intangible assets include developed technology, non-compete agreements, backlog, trademarks, and customer relationships. Amortization expense in 2009 represented one month of amortization compared to twelve months of amortization in 2010.

Gain on Fair Value Remeasurement

We acquired Pump Engineering, LLC in December 2009. Under the business combinations guidance of U.S. GAAP, we initially recognized a liability of $5.5 million as an estimate of the acquisition date fair value of contingent and other consideration, consisting of $3.5 million of contingent consideration subject to pay-out to the sellers upon the acquired company’s achievement of certain milestones and $2.0 of other consideration securing the sellers’ indemnification obligations. The fair value measurement of the $3.5 million of contingent consideration was based on the weighted probability of achievement, as of the acquisition date, that the milestones would be achieved. In the fourth quarter of 2010, some of the milestones were not met. Accordingly, we remeasured the contingent consideration at $1.4 million to reflect its estimated fair value at December 31, 2010 and recognized a gain of $2.1 million in our Consolidated Statement of Operations. See Note 6 — “Business Combinations” to the consolidated financial statements included in this report for further discussion of the gain on fair value remeasurement.

Non-operating Income (Expense), Net

Non-operating income (expense), net, changed unfavorably by $218,000 to $(210,000) of other net expense for the year ended December 31, 2010 from $8,000 of other net income for the year ended December 31, 2009. The unfavorable variance was primarily due to a decrease of $0.1 million in interest income and a decrease of $0.1 million increase in net foreign currency losses year over year.

Liquidity and Capital Resources

Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services and borrowings under credit facilities. From January 1, 2005 through December 31, 2011, we issued common stock for aggregate net proceeds of $84.0 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of December 31, 2011, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $18.5 million, which are invested primarily in money market funds, short- and long-term investments in marketable debt securities of $22.9 million, and accounts receivable of $6.5 million. We invest cash not needed for current operations predominantly in high-quality investment grade marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We have unbilled receivables pertaining to customer contractual holdback provisions, whereby we invoice the final installment due under a sales contract 12 to 24 months after the product has been shipped to the customer and revenue has been recognized. The customer holdbacks represent amounts intended to provide a form of security for the customer rather than a form of long-term financing; accordingly, these receivables have not been discounted to present value. At December 31, 2011 and 2010, we had $1.1 million and $2.3 million of current unbilled receivables, respectively.

In 2008, we entered into a credit agreement (“2008 credit agreement”) with a financial institution. The 2008 credit agreement, as amended, allowed borrowings of up to $12.0 million on a revolving basis at LIBOR plus 2.75%. This agreement was terminated during the first quarter of 2009. As a result of terminating the 2008 credit agreement, we were required to transfer cash to a restricted cash account as collateral for outstanding irrevocable standby letters of credit that were collateralized by the credit agreement as of the date of its termination. We were also required to restrict cash as collateral for the outstanding balance on our equipment promissory note.  As of December 31, 2011, $519,000 and $89,000 in cash remains restricted under this arrangement for outstanding standby letters of credit and the equipment promissory note, respectively.  These restricted cash amounts are expected to be released at various dates through 2013.

In 2009, we entered into a loan and security agreement (“2009 loan and security agreement”) with another financial institution. The 2009 loan and security agreement, as amended, provides a total available credit line of $16.0 million. Under this credit agreement, we are allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the outstanding advances and collateral do not exceed the total available credit line of $16.0 million.  Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%.  The amended agreement expires in May 2012 and is collateralized by substantially all of our assets.

During the years ended December 31, 2011 and 2010, we provided certain customers with irrevocable standby letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements. These standby letters of credit were issued primarily under our 2009 loan and security agreement. The standby letters of credit generally terminate within 12 to 36 months from issuance. As of December 31, 2011, the amounts outstanding on irrevocable standby letters of credit collateralized under our credit agreement totaled approximately $6.7 million. Effective July 2011, the loan and security agreement was amended, requiring us to maintain a cash collateral balance equal to at least 101% of the face amount of all outstanding letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances.  As of December 31, 2011, restricted cash related to these standby letters of credit was approximately $6.8 million. There were no advances drawn under the line of credit as of December 31, 2011.

We are subject to certain financial and administrative covenants under the amended loan and security agreement. As of December 31, 2011, we were non-compliant with one financial covenant related to the timing of financial reporting. We received a waiver for this noncompliance in January 2012.

Cash Flows from Operating Activities

Net cash (used in) provided by operating activities was $(8.3) million and $1.7 million for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, net losses of $(26.4) million and $(3.6) million, respectively, were adjusted to a net loss of $(11.8) million and net income of $4.2 million, respectively, by non-cash items totaling $14.6 million and $7.8 million, respectively. Non-cash adjustments primarily include depreciation and amortization, gains or losses on acquisition-related contingencies, share-based compensation, asset write-downs and impairments, deferred income taxes, provisions for doubtful accounts, warranty reserves, and excess and obsolete inventory reserves. In 2011, non-cash items also included $2.2 million related to non-cash impairment related restructuring charges.

The net cash effect from changes in operating assets and liabilities was an approximately $3.5 million increase and $(2.5) million decrease for the years ended December 31, 2011 and 2010, respectively. Net changes in assets and liabilities are primarily attributable to changes in inventory as a result of the timing of order processing and product shipments, changes in accounts receivable and unbilled receivables as a result of the timing of invoices and collections for large projects, and changes in prepaid expenses and accrued liabilities as a result of the timing of payments to employees, vendors and other third parties.

Net cash provided by operating activities was $1.7 million and $12.8 million for the years ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009, net loss of $(3.6) million and net income of $3.7 million, respectively, were adjusted to $4.2 million and $7.1 million, respectively, by non-cash items totaling $7.8 million and $3.4 million, respectively. Non-cash adjustments include depreciation, amortization, unrealized gains and losses on foreign exchange, share-based compensation, provisions for doubtful accounts, warranty reserves and excess and obsolete inventory reserves. In 2010, non-cash items also included a $2.1 million gain related to the fair value remeasurement of contingent consideration for the 2009 acquisition of Pump Engineering, LLC.

The net cash effect from changes in operating assets and liabilities was an approximately $(2.5) million decrease and $5.7 million increase for the years ended December 31, 2010 and 2009, respectively. Net changes in assets and liabilities are primarily attributable to changes in inventory as a result of the timing of order processing and product shipments, changes in accounts receivable and unbilled receivables as a result of timing of invoices and collections for large projects, and changes in prepaid expenses and accrued liabilities as a result of the timing of payments to employees, vendors and other third parties.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to company acquisitions, capital expenditures to support our growth, and increases in our restricted cash used to collateralize our letters of credit.

Net cash used in investing activities was $28.2 million and $5.5 million for the years ended December 31, 2011, and 2010, respectively. The increase of $22.7 million in net cash used by investing activities was primarily attributable to our investment of $22.9 million in short-term and long-term financial instruments. We increased restricted cash by $4.0 million during fiscal year, compared to releasing restricted cash of $4.0 million during the prior year.  This $8.0 million change in cash used for restricted cash balances was primarily the result of new requirements to collateralize outstanding irrevocable standby letters of credit under an amended credit line agreement. The increases in cash used in investing activities year over year was partially offset by a decrease in capital expenditures of $7.5 million due to the significant completion of key capital projects in the prior year and an increase of $0.7 million in proceeds from the sale of property and equipment in the current year.

Net cash used in investing activities was $5.5 million and $31.9 million for the years ended December 31, 2010, and 2009, respectively. The decrease of $26.3 million in net cash used by investing activities was primarily attributable to the purchase of Pump Engineering, LLC in 2009, which resulted in a cash payment, net of cash acquired, of $13.6 million. Additionally, during fiscal year 2010, restricted cash of $0.9 million, related to the acquisition of Pump Engineering, LLC, and restricted cash of $3.0 million, used to collateralize outstanding irrevocable standby letters of credit, were released. Comparatively, there was a net increase in restricted cash of $10.5 million — $5.5 million related to escrow amounts for the acquisition of Pump Engineering, LLC and $5.0 million for use as collateral of standby letters of credit during fiscal year 2009. The decreases in cash used in investing activities in 2010 compared to 2009 were slightly offset by an increase in capital expenditures of $1.8 million during 2010 for the completion of seismic upgrades and the build-out of ceramics manufacturing capabilities at our headquarters.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(267,000) and $121,000 for the years ending December 31, 2011 and 2010, respectively. The unfavorable change in net cash flows from financing activities in 2011 compared to 2010 was primarily due to a decrease in cash received from warrant and stock option exercises of $584,000, including excess tax benefits related to share-based compensation arrangements, and a decrease in repayments of notes receivable from shareholders of $38,000. Unfavorable changes were partially offset by a decrease in debt and capital lease payments of $234,000 due to our early payoff of a promissory note in 2010 and several capital leases reaching the end of their terms in late 2010 and early 2011.

Net cash provided by (used in) financing activities was $0.1 million and $(1.1) million for the years ending December 31, 2010 and 2009, respectively. The favorable change in net cash flows from financing activities was primarily due the repayment of $1.6 million of long-term debt obligations in December 2009 owed by our subsidiary, Pump Engineering, Inc. and an increase of $0.2 million in proceeds received for warrant and stock option exercises. Favorable changes in financing cash flows were slightly offset by an increase in capital lease payments of $0.2 million, a decrease in collections on promissory notes of $0.2 million, and a decrease in excess tax benefits related to share-based compensation arrangements of $0.2 million.

Liquidity and Capital Resource Requirements

We believe that our existing resources and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, if any, the expansion of our sales and marketing and research and development activities, the timing and extent of our expansion into new geographic territories, the timing of new product introductions and the continuing market acceptance of our products. We may enter into potential material investments in, or acquisitions of, complementary businesses, services or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

We lease facilities and equipment under fixed non-cancelable operating leases that expire on various dates through 2019. We have purchased property and equipment under capital leases and notes payable. Additionally, in the course of our normal operations, we have entered into cancelable purchase commitments with our suppliers for various key raw materials and component parts. The purchase commitments covered by these arrangements are subject to change based on our sales forecasts for future deliveries.

The following is a summary of our contractual obligations as of December 31, 2011 (in thousands):

	Payments Due by Period
Payments Due During Year Ending December 31,	Operating Leases	Capital Leases(1)	Notes Payable	Purchase Obligations(2)	Total
2012	$1,504	$85	$85	$1,673	$3,347
2013	1,474	18	—	—	1,492
2014	1,560	—	—	—	1,560
2015	1,477	—	—	—	1,477
2016	1,514	—	—	—	1,514
Thereafter	4,476	—	—	—	4,476
	$12,005	$103	$85	$1,673	$13,866

(1)	Present value of net minimum capital lease payments is $100,000, as reflected on the balance sheet.

(2)	Purchase obligations are related to open purchase orders for materials and supplies.

This table excludes agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of December 31, 2011, we believe that our exposure related to these guarantees and indemnities as of December 31, 2011 was not material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Risk

Currently, the majority of our revenue contracts have been denominated in United States dollars. In some circumstances, we have priced certain international sales in Euros. The amount of revenue recognized and denominated in Euros amounted to $1.4 million, $2.1 million, and zero in 2011, 2010, and 2009, respectively. We experienced a net foreign currency gain (loss) of approximately $172,000, $(152,000), and $(44,000) related to our revenue contracts for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Interest Rate Risk and Credit Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents, short-term investments, and long-term investments.  At December 31, 2011, our short-term investments and long-term investments totaled approximately $22.9 million. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in high quality short-term and long-term debt instruments of the U.S. government and its agencies and high-quality corporate issuers. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than three years. A hypothetical 100 basis point increase in interest rates would result in an approximately $120,000 decrease (less than 1%) in the fair value of our fixed-income debt securities as of December 31, 2011.

In addition to interest rate risk, our investments in marketable debt securities are subject to potential loss of value due to counterparty credit risk. To minimize this risk, we invest pursuant to a Board approved investment policy. The policy mandates high credit rating requirements and restricts our exposure to any single corporate issuer by imposing concentration limits.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Energy Recovery, Inc.
San Leandro, California

We have audited the accompanying consolidated balance sheets of Energy Recovery, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule (“schedule”) listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Recovery, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Energy Recovery, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
March 13, 2012

ENERGY RECOVERY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In thousands, except share data and par value)
ASSETS
Current assets:
Cash and cash equivalents	$18,507	$55,338
Restricted cash	5,687	4,636
Short-term investments	11,706	—
Accounts receivable, net of allowance for doubtful accounts of $248 and $44 at December 31, 2011 and 2010	6,498	9,649
Unbilled receivables, current	1,059	2,278
Inventories	7,824	9,772
Deferred tax assets, net	460	2,097
Prepaid expenses and other current assets	4,929	4,428
Total current assets	56,670	88,198
Restricted cash, non-current	5,232	2,244
Long-term investments	11,198	—
Land and building held for sale	1,660	—
Property and equipment, net	16,170	22,314
Goodwill	12,790	12,790
Other intangible assets, net	6,991	8,352
Other assets, non-current	2	19
Total assets	$110,713	$133,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,506	$1,429
Accrued expenses and other current liabilities	6,474	5,248
Income taxes payable	21	13
Accrued warranty reserve	852	1,028
Deferred revenue	859	2,341
Current portion of long-term debt	85	128
Current portion of capital lease obligations	82	160
Total current liabilities	9,879	10,347
Long-term debt	—	85
Capital lease obligations, non-current	18	144
Deferred tax liabilities, non-current, net	1,516	317
Deferred revenue, non-current	261	157
Other non-current liabilities	2,085	2,067
Total liabilities	13,759	13,117
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 52,645,129 and 52,596,170 shares issued and outstanding at December 31, 2011 and 2010	53	53
Additional paid-in capital	114,619	112,025
Notes receivable from stockholders	(23)	(38)
Accumulated other comprehensive loss	(92)	(80)
(Accumulated deficit) retained earnings	(17,603)	8,840
Total stockholders’ equity	96,954	120,800
Total liabilities and stockholders’ equity	$110,713	$133,917

See accompanying Notes to consolidated financial statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Net revenue	$28,047	$45,853	$47,014
Cost of revenue	20,248	23,781	17,595
Gross profit	7,799	22,072	29,419
Operating expenses:
General and administrative	16,745	14,471	13,515
Sales and marketing	7,997	8,205	6,472
Research and development	3,526	3,943	3,041
Amortization of intangible assets	1,360	2,624	241
Loss (gain) on fair value remeasurement	171	(2,147)	—
Restructuring charges	3,294	—	—
Total operating expenses	33,093	27,096	23,269
Income (loss) from operations	(25,294)	(5,024)	6,150
Other income (expense):
Interest expense	(34)	(73)	(46)
Other non-operating income (expense), net	184	(137)	54
Income (loss) before provision for income taxes	(25,144)	(5,234)	6,158
Provision for (benefit from) income taxes	1,299	(1,626)	2,472
Net Income (loss)	$(26,443)	$(3,608)	$3,686
Earnings (loss) per share:
Basic	$(0.50)	$(0.07)	$0.07
Diluted	$(0.50)	$(0.07)	$0.07
Number of shares used in per share calculations:
Basic	52,612	52,072	50,166
Diluted	52,612	52,072	52,644

See accompanying Notes to consolidated financial statements

ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS)
Years Ended December 31, 2011, 2010 and 2009

				Notes	Accumulated	Retained
			Additional	Receivable	Other	Earnings	Total
	Common Stock		Paid-in	from	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit)	Equity
	(In thousands)
Balance at December 31, 2008	50,016	$50	$98,527	$(296)	$(44)	$8,762	$106,999
Net income	—	—	—	—	—	3,686	3,686
Foreign currency translation adjustments	—	—	—	—	(22)	—	(22)
Comprehensive income	—	—	—	—	—	—	3,664
Issuance of common stock	1,200	1	7,483	—	—	—	7,484
Interest on notes receivable from stockholders	—	—	—	(6)	—	—	(6)
Repayment of notes receivable from stockholders	—	—	—	212	—	—	212
Stock option income tax benefit	—	—	232	—	—	—	232
Employee share-based compensation	—	—	2,354	—	—	—	2,354
Non-employee share-based compensation	—	—	30	—	—	—	30
Balance at December 31, 2009	51,216	51	108,626	(90)	(66)	12,448	120,969
Net loss	—	—	—	—	—	(3,608)	(3,608)
Foreign currency translation adjustments	—	—	—	—	(14)	—	(14)
Comprehensive loss	—	—	—	—	—	—	(3,622)
Issuance of common stock	1,380	2	555	—	—	—	557
Interest on notes receivable from stockholders	—	—	—	(2)	—	—	(2)
Repayment of notes receivable from stockholders	—	—	—	54	—	—	54
Stock option income tax benefit	—	—	60	—	—	—	60
Employee share-based compensation	—	—	2,785	—	—	—	2,785
Non-employee share-based compensation	—	—	(1)	—	—	—	(1)
Balance at December 31, 2010	52,596	53	112,025	(38)	(80)	8,840	120,800
Net loss	—	—	—	—	—	(26,443)	(26,443)
Net change in unrealized gains and losses on available-for-sale securities	—	—	—	—	(14)	—	(14)
Foreign currency translation adjustments	—	—	—	—	2	—	2
Comprehensive loss	—	—	—	—	—	—	(26,455)
Issuance of common stock	49	—	49	—	—	—	49
Interest on notes receivable from stockholders	—	—	—	(1)	—	—	(1)
Repayment of notes receivable from stockholders	—	—	—	16	—	—	16
Stock option income tax benefit	—	—	(1)	—	—	—	(1)
Employee share-based compensation	—	—	2,499	—	—	—	2,499
Non-employee share-based compensation	—	—	47	—	—	—	47
Balance at December 31, 2011	52,645	$53	$114,619	$(23)	$(92)	$(17,603)	$96,954

See accompanying Notes to consolidated financial statements

ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows From Operating Activities
Net income (loss)	$(26,443)	$(3,608)	$3,686
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Non-cash restructuring charges	2,202	—	—
Depreciation and amortization	4,791	5,204	1,183
Impairment of intangible assets	—	11	—
Loss on disposal of fixed assets	105	56	—
Amortization (accretion) of premiums/discounts on investments	119	—	—
Interest accrued on notes receivables from stockholders	(1)	(2)	(6)
Share-based compensation	2,544	2,774	2,409
Loss (gain) on foreign currency transactions	69	158	(444)
Deferred income taxes	2,836	133	(39)
Excess tax benefit from share-based compensation arrangements	(1)	(16)	(41)
Provision for (recovery of) doubtful accounts	203	(136)	161
Provision for warranty claims	589	846	88
Valuation adjustments for excess or obsolete inventory	366	224	63
Amortization of inventory acquisition valuation step-up	—	870	46
Loss (gain) on fair value remeasurement	171	(2,147)	—
Write-down of inventories	632	—	—
Other non-cash adjustments	18	(137)	—
Changes in operating assets and liabilities:
Accounts receivable	2,942	3,106	8,961
Unbilled receivables	1,181	3,239	1,330
Inventories	950	(506)	1,883
Prepaid and other assets	(483)	(2,656)	(509)
Accounts payable	108	(140)	(1,716)
Accrued expenses and other liabilities	214	(3,110)	36
Income taxes payable	11	(335)	(1,313)
Deferred revenue	(1,379)	(2,130)	(2,961)
Net cash (used in) provided by operating activities	(8,256)	1,698	12,817
Cash Flows From Investing Activities
Capital expenditures	(1,966)	(9,527)	(7,687)
Proceeds from sale of capitalized assets	770	36	—
Restricted cash	(4,039)	3,946	(10,561)
Purchases of marketable securities	(23,037)	—	—
Acquisition, net of cash acquired	—	—	(13,640)
Other	—	—	(6)
Net cash used in investing activities	(28,272)	(5,545)	(31,894)
Cash Flows From Financing Activities
Repayment of long-term debt	(128)	(298)	(1,895)
Repayment of capital lease obligation	(204)	(268)	(38)
Net proceeds from issuance of common stock	49	557	384
Excess tax benefit from share-based compensation arrangements	—	76	272
Repayment of notes receivable from stockholders	16	54	212
Net cash (used in) provided by financing activities	(267)	121	(1,065)
Effect of exchange rate differences on cash and cash equivalents	(36)	(51)	(30)
Net change in cash and cash equivalents	(36,831)	(3,777)	(20,172)
Cash and cash equivalents, beginning of period	55,338	59,115	79,287
Cash and cash equivalents, end of period	$18,507	$55,338	$59,115
Supplemental disclosure of cash flow information
Cash paid for interest	$34	$73	$49
Cash received for income tax refunds	$669	$872	$500
Cash paid for income taxes	$36	$1,707	$4,089
Supplemental disclosure of non-cash transactions
Issuance of common stock related to acquisition of a business	$—	$—	$7,100
Capitalization of construction in progress related to lease allowance	$—	$—	$1,000
Purchases of property and equipment in trade accounts payable and accrued expenses and other liabilities	$383	$327	$1,812

See accompanying Notes to consolidated financial statements

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business

Energy Recovery, Inc. (“the Company”, “ERI”, “we” or “us”) develops, manufactures and sells high-efficiency energy recovery devices for use in seawater desalination. Our products are sold under the trademarks ERITM, PXTM, PEITM, Pressure ExchangerTM, PX Pressure ExchangerTM, Pump EngineeringTM and QuadribaricTM. Our energy recovery devices make desalination affordable by capturing and reusing the otherwise lost pressure energy from the concentrated seawater reject stream of the desalination process. We also manufacture and sell high-pressure pumps and circulation pumps for use in desalination. Our products are developed and manufactured in the United States of America (“U.S.”) at our headquarters in San Leandro, California. Additionally, we have direct sales and technical support centers in Madrid, Dubai, and Shanghai.

The Company was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001. Shares of our common stock began trading publicly in July 2008. As of December 31, 2011, we had two wholly-owned subsidiaries: Energy Recovery Iberia, S.L (incorporated in September 2006) and ERI Energy Recovery Ireland Ltd. (incorporated in April 2010). In December 2011, we merged three wholly-owned subsidiaries -- Osmotic Power, Inc., Energy Recovery, Inc. International, and Pump Engineering, Inc. -- into our parent company, Energy Recovery, Inc.  These subsidiaries were originally incorporated in September 2005, July 2006, and November 2009, respectively.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include the accounts of Energy Recovery, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires our management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our most significant estimates and judgments involve the determination of revenue recognition, allowance for doubtful accounts, allowance for product warranty, valuation of stock options, valuation of goodwill and acquired intangible assets, useful lives for depreciation and amortization, valuation of long-lived assets, valuation adjustments for excess and obsolete inventory, deferred taxes and valuation allowances on deferred tax assets, and evaluation and measurement of contingencies, including contingent consideration. It is reasonably possible that those estimates could change and, as a result, actual results could differ materially from those estimates.

Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current period presentation. In our consolidated statements of operations, amortization expense recorded in connection with finite-lived intangible assets was previously included in the caption “General and administrative” and is now included in the caption “Amortization of intangible assets.” In our condensed consolidated balance sheets, deferred service revenue that is expected to be realized more than twelve months from the balance sheet date was previously included in the caption “Other non-current liabilities” and is now included in the caption “Deferred revenue, non-current.” We believe that these changes provide a more meaningful presentation of our operating expenses and long-term obligations.

Cash and Cash Equivalents

We consider all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Our cash and cash equivalents are maintained primarily in demand deposit accounts with large financial institutions and in institutional money market funds. We frequently monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our surplus funds. We have not experienced any credit losses from our cash investments.

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, we consider, among other factors: (1) the aging of the accounts receivable, (2) our historical write-offs, (3) the credit worthiness of each customer and (4) general economic conditions. Account balances are charged off against the allowance when we believe that it is probable the receivable will not be recovered.  Actual write-offs may be in excess of our estimated allowance.

Short-Term and Long-Term Investments

Our short-term and long-term investments consist primarily of investment grade debt securities, all of which are classified as available-for-sale.  Available-for-sale securities are carried at fair value.  Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive income within shareholders’ equity on the consolidated balance sheet. Realized gains and losses on the sale of available-for-sale securities are determined by specific identification of the cost basis of each security.  Long-term investments generally will mature within three years.

Inventories

Inventories are stated at the lower of cost (using the weighted average cost method) or market. We calculate inventory valuation adjustments for excess and obsolete inventories based on current inventory levels, expected useful life and estimated future demand of the products and spare parts.

Property and Equipment

Property and equipment is recorded at cost and reduced by accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are generally three to ten years. A small portion of our manufacturing equipment was acquired under capital lease obligations. These assets are amortized over periods consistent with depreciation of owned assets of similar types, generally five to seven years. Certain equipment used in the development and manufacturing of ceramic components is generally depreciated over estimated useful lives of up to ten years. Leasehold improvements represent remodeling and retrofitting costs for leased office and manufacturing space and are depreciated over the shorter of either the estimated useful lives or the term of the lease using the straight-line method. Software purchased for internal use consists primarily of amounts paid for perpetual licenses to third party software providers and are depreciated over the estimated useful lives of three to five years. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. We own our manufacturing facility in New Boston, Michigan, which had been depreciated over an estimated useful life of 39 years. As a result of our plan to consolidate our North American manufacturing operations, amounts related to the building and land were classified as held for sale as of December 31, 2011.  Accordingly, we impaired the building and land held for sale by $728,000 in December 2011 to reduce the carrying value to estimated fair value.  See Note 4. — “Other Financial Information” for further details related to the impairment of property held for sale.

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

Acquired intangible assets with determinable useful lives are amortized on a straight-line or accelerated basis over the estimated periods benefited, ranging from one to 20 years. Acquired intangible assets with contractual terms are generally amortized over their respective legal or contractual lives. Customer relationships and other non-contractual intangible assets with determinable lives are amortized over periods generally ranging from five to 20 years. Patents developed internally are recorded at cost and amortized on a straight-line basis over their expected useful life of 16 to 20 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. Goodwill is not amortized, but is evaluated annually for impairment at the reporting unit level or when indicators of a potential impairment are present. Such indicators would include a significant reduction in our market capitalization, a decrease in operating results, or deterioration in our financial positions.  We operate under a single reporting unit and, accordingly, all of our goodwill is associated with the entire company. The annual evaluation for impairment of goodwill is based on our market capitalization. As of December 31, 2011 and 2010, acquired intangibles, including goodwill, relate to the acquisition of Pump Engineering, LLC during the fourth quarter of 2009. See Note 7. — “Goodwill and Intangible Assets” to the consolidated financial statements included in this report for further discussion of intangible assets.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, restricted cash, investments in marketable securities, accounts receivable, accounts payable, and debt. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values. See Note 8 “Fair Value Measurements” for further discussion of fair value.

Revenue Recognition

We recognize revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title occurs, fixed pricing is determinable and collection is reasonably assured. Transfer of title typically occurs upon shipment of the equipment pursuant to a written purchase order or contract. The portion of the sales agreement related to the field services and training for commissioning of a desalination plant is deferred until we have performed such services. We regularly evaluate our revenue arrangements to identify deliverables and to determine whether these deliverables are separable into multiple units of accounting. On January 1, 2011, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on revenue arrangements with multiple deliverables. In accordance with the new guidance, when multiple elements exist in a sales agreement, we allocate revenue to all deliverables based on their relative selling prices. The new guidance provides a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence (“VSOE”), (ii) third-party evidence (“TPE”) if available and when VSOE is not available, and (iii) best estimate of the selling price (“BESP”) if neither VSOE nor TPE is available. We have established VSOE for most of our products and services as a substantial majority of selling prices fall within a narrow range when sold separately. For deliverables with no established VSOE, we use BESP to determine the standalone selling price for such deliverables as TPE is generally not available given that our products contain significant proprietary technology and solutions that differ substantially from our competitors. We have an established process for developing BESP, which incorporates historical selling prices, the effect of market conditions, gross margin objectives, pricing practices, as well as entity-specific factors. We monitor and evaluate estimated selling price on a regular basis to ensure that changes in circumstances are accounted for in a timely manner. We may modify our pricing in the future, which could result in changes to our VSOE and BESP. The services element of our contracts represents an incidental portion of the total contract price. The adoption of the new accounting standard did not have a significant impact on our consolidated financial statements.

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

The specified product performance criteria for our PX device generally pertains to the ability of our product to meet its published performance specifications and warranty provisions, which our products have demonstrated on a consistent basis. This factor, combined with historical performance metrics measured over the past 11 years, provides our management with a reasonable basis to conclude that its PX device will perform satisfactorily upon commissioning of the plant. To ensure this successful product performance, we provide service, consisting principally of supervision of customer personnel and training to the customers during the commissioning of the plant. The installation of the PX device is relatively simple, requires no customization and is performed by the customer under the supervision of our personnel. We defer the value of the service and training component of the contract and recognize such revenue as services are rendered. Based on these factors, our management has concluded that, for sale of PX devices, delivery and performance have been completed when the product has been delivered (title transfers) to the customer.

We perform an evaluation of credit worthiness on an individual contract basis to assess whether collectability is reasonably assured. As part of this evaluation, our management considers many factors about the individual customer, including the underlying financial strength of the customer and/or partnership consortium and management’s prior history or industry-specific knowledge about the customer and its supplier relationships.

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

Under the terms of the retention payment component, we are typically required to issue to the customer a product performance guarantee that takes the form of an irrevocable standby letter of credit, which is issued to the customer approximately 12 to 24 months after the product delivery date. The letter of credit is either collateralized by restricted cash on deposit with a financial institution or funds available through a credit facility. The letter of credit remains in place for the performance period as specified in the contract, which is generally 12 to 36 months and, in some cases, up to 65 months from issuance. The performance period generally runs concurrent with our standard product warranty period. Once the letter of credit has been put in place, we invoice the customer for this final retention payment under the sales contract. During the time between the product delivery and the issuance of the letter of credit, the amount of the final retention payment is classified on the balance sheet as an unbilled receivable, of which a portion may be classified as long-term to the extent that the billable period extends beyond one year. Once the letter of credit is issued, we invoice the customer and reclassify the retention amount from unbilled receivable to accounts receivable where it remains until payment.

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

Share-Based Compensation

We measure and recognize share-based compensation expense based on the fair value measurement for all share-based payment awards made to our employees and directors — including restricted stock units, restricted shares and employee stock options — over the requisite service period (typically the vesting period of the awards). The fair value of restricted stock units and restricted stock is based on our stock price on the date of grant. The fair value of stock options is calculated on the date of grant using the Black-Scholes option pricing model, which requires a number of complex assumptions, including expected life, expected volatility, risk-free interest rate, and dividend yield. The estimation of awards that will ultimately vest requires judgment and, to the extent actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised. See Note 13 — “Share-Based Compensation” to the consolidated financial statements included in this report for further discussion of share-based compensation.

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

Income Taxes

Current tax assets and liabilities are based upon an estimate of taxes refundable or payable for each of the jurisdictions in which we are subject to tax. In the ordinary course of business, there is inherent uncertainty in quantifying income tax positions. We assess income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. When applicable, associated interest and penalties are recognized as a component of income tax expense. Accrued interest and penalties are included within the related tax asset or liability on the Consolidated Balance Sheets.

Deferred income taxes are provided for temporary differences arising from differences in basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining whether and to what extent any valuation allowance is needed on our deferred tax assets. In making such a determination, we consider all available positive and negative evidence including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income and available tax planning strategies.  As of December 31, 2011, a valuation allowance of approximately $10.3 million was established to reduce our deferred income tax assets to the amount expected to be realized.  See Note 11 — “Income Taxes” to the consolidated financial statements included in this report for further discussion of the tax valuation allowance.

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

Revenue Arrangements with Multiple Deliverables

On January 1, 2011, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on revenue arrangements with multiple deliverables. The guidance is effective for revenue arrangements entered into or materially modified on or after January 1, 2011. Under the new guidance, when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance eliminates the use of the residual value method for determining the allocation of arrangement consideration and includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Adoption of the new guidance did not have a material impact on our financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other, Testing Goodwill for Impairment.  The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary.  If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is required. Otherwise, no further testing is required.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. This ASU is effective for us in 2012 and will be applied retrospectively. Adoption of this ASU will change the manner in which we present comprehensive income and loss.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The provisions of this new disclosure standard are effective January 1, 2012.  Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Note 3.  Earnings (Loss) Per Share

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

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net (loss) income	$(26,443)	$(3,608)	$3,686
Denominator:
Weighted average common shares outstanding	52,612	52,072	50,166
Effect of dilutive securities:
Nonvested shares	—	—	—
Restricted stock units	—	—	1
Stock options	—	—	568
Warrants	—	—	1,909
Total shares for purpose of calculating diluted net earnings (loss) per share	52,612	52,072	52,644
(Loss) earnings per share:
Basic	$(0.50)	$(0.07)	$0.07
Diluted	$(0.50)	$(0.07)	$0.07

The following potential common shares were excluded from the computation of diluted net earnings (loss) per share because their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2011	2010	2009
Restricted awards*	11	49	28
Warrants	970	970	—
Stock options	4,833	4,053	2,366

*	Includes restricted stock and restricted stock units.

Subsequent issuance of potential common shares

During the first two months of 2012, we granted 1,720,228 stock options to certain officers and other employees. See Note 13  “Share-Based Compensation” for further details regarding these grants.

Note 4.  Other Financial Information

Restricted Cash

We have pledged cash in connection with irrevocable standby letters of credit, an equipment promissory note, and contingent payments resulting from a business acquisition. We have deposited corresponding amounts into money market and non-interest bearing accounts at two financial institutions for these items as follows (in thousands):

	December 31,
	2011	2010
Contingent and other consideration for acquisition (see Note 6)	$3,504	$4,605
Collateral for irrevocable standby letters of credit (see Note 10)	7,326	2,051
Collateral for equipment promissory note (see Note 9)	89	224
	$10,919	$6,880

In July 2011, $1.1 million in contingent consideration attributable to general representations and warranties was released from escrowed funds and remitted to the former owners of Pump Engineering, LLC, in accordance with the terms of the purchase agreement.

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31,
	2011	2010
Accounts receivable	$6,746	$9,693
Less: allowance for doubtful accounts	(248)	(44)
	$6,498	$9,649

Unbilled Receivables

We have unbilled receivables pertaining to customer contractual holdback provisions, whereby we invoice the final retention payment(s) due under certain sales contracts in periods generally ranging from 12 to 24 months after the product has been shipped to the customer and revenue has been recognized.

Inventories

Our inventories consisted of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$4,683	$5,866
Work in process	1,550	831
Finished goods	1,591	3,075
	$7,824	$9,772

Excess and obsolete valuation reserves adjustments included in inventory at December 31, 2011 and 2010 were $704,000 and $337,000, respectively.  During the year ended December 31, 2011, we recorded a charge of $632,000 in cost of goods sold for the reduction of inventory resulting from the consolidation of our North American manufacturing operations.  See Note 16 – “Restructuring Activities” for additional details of the consolidation of our North American manufacturing operations.

Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2011	2010
Prepaid income taxes and carryback tax refund	$3,224	$2,317
Deferred cost of goods sold	453	902
Interest receivable	257	—
Supplier advances	180	596
Other prepaid expenses and current assets	815	613
	$4,929	$4,428

Property and Equipment

Property and equipment held for use consisted of the following (in thousands):

	December 31,
	2011	2010
Machinery and equipment	$11,072	$12,260
Office equipment, furniture, and fixtures	1,443	2,201
Automobiles	22	40
Software	503	397
Leasehold improvements	9,284	9,291
Building(1)	—	2,215
Land(1)	—	210
Construction in progress	465	537
	22,789	27,151
Less: accumulated depreciation and amortization	(6,619)	(4,837)
	$16,170	$22,314

(1)	As of December 31, 2011, building and land were classified as held for sale.

As a result of our plan to consolidate our North American manufacturing operations, amounts related to the building and land are classified as held for sale as of December 31, 2011.  We measure long-lived assets held for sale at the lower of carrying amount or estimated fair value. Accordingly, we impaired the building and land held for sale by $728,000 in December 2011 to reduce the carrying value to estimated fair value.  This impairment was recorded as a loss in our consolidated statement of operations in the caption “Restructuring Charges.”  See Note 16 – “Restructuring Activities” for additional details of our North American restructuring plan.

The building and land, located in Michigan, were listed for sale with a commercial agent during 2011. We will continue to assess the estimated fair value of the assets held for sale on an ongoing basis until the assets are sold. Accordingly, we stopped depreciating these assets effective December 2011.

Property held for sale as of December 31, 2011 was as follows:

	Building	Land	Total
Gross value	$2,297	$210	$2,507
Accumulated depreciation	(119)	—	(119)
Impairment	(728)	—	(728)
	$1,450	$210	$1,660

Depreciation and amortization expense related to all property and equipment, including equipment acquired under capital leases and property now classified as held for sale, and was approximately $3.4 million, $2.6 million, and $0.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Construction in progress costs at December 31, 2011 related primarily to leasehold improvements at our primary manufacturing facility to accommodate increased manufacturing functionality and the implementation of specialized ceramics manufacturing equipment. As of December 31, 2011, none of the assets related to construction in progress have been placed in service and therefore have not yet been subject to depreciation or amortization. We estimate the costs to complete construction in progress to be approximately $150,000 as of December 31, 2011 and expect to complete construction within the first quarter of 2012.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Payroll and commissions payable	$3,593	$2,543
Contingent consideration and other for acquisition, current portion	524	1,453
Other accrued expenses and current liabilities	2,357	1,252
	$6,474	$5,248

Non-Current Liabilities

Non-current liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Contingent and other consideration for acquisition, non-current	$1,000	$1,000
Deferred rent expense, non-current	1,085	1,067
	$2,085	$2,067

Revenue by Product Category

We manufacture and sell high-efficiency energy recovery products, high-pressure pumps and related parts and services under one operating segment (see Note 14 — “Business Segment and Geographic Information”). Although we operate under one segment, we categorize revenue based on type of energy recovery device and its related products and services. The following table reflects revenue by product category for the periods indicated (in thousands):

	Years Ended December 31,
	2011	2010	2009(1)
PX devices and related products and services	$18,540	$27,850	$45,091
Turbochargers and pumps	9,507	18,003	1,923
	$28,047	$45,853	$47,014

(1)	Turbochargers and certain high-pressure pumps were not part of our product offerings until the acquisition of Pump Engineering, LLC in December 2009.

Advertising Expense

Advertising expense is charged to operations in the year in which it is incurred. Total advertising expense amounted to $32,000, $112,000, and $130,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 5.  Investments

Our short-term and long-term investments are all classified as available-for-sale.  There were no sales of available-for-sale securities during the years ended December 31, 2011, 2010, and 2009.

Available-for-sale securities at December 31, 2011 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments
Certificates of deposit	$750	$—	$—	$750
Commercial paper	1,000	—	—	1,000
State and local government obligations	1,611	—	(3)	1,608
Corporate notes and bonds	8,353	1	(6)	8,348
	$11,714	$1	$(9)	$11,706
Long-term investments
Agency obligations	$750	$—	$—	$750
State and local government obligations	2,032	1	(1)	2,032
Corporate notes and bonds	8,422	7	(13)	8,416
	$11,204	$8	$(14)	$11,198
	$22,918	$9	$(23)	$22,904

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of December 31, 2011 are shown below by contractual maturity (in thousands):

	December 31, 2011
	Amortized Cost	Fair Value
Due in one year or less	$9,706	$9,701
Due after one year through three years	13,212	13,203
	$22,918	$22,904

We did not hold any short-term or long-term investments as of December 31, 2010.

Note 6.  Business Combination

Effective December 21, 2009, we acquired 100% of the equity interests of Pump Engineering, LLC, a private U.S. company and supplier of energy recovery technology and pumps for use in the global desalination market, for $26.2 million, net of cash acquired. Subsequent to the acquisition of Pump Engineering, LLC, we have continued to develop and manufacture energy-recovery devices, known as turbochargers, and efficient high-pressure pumps for brackish and seawater reverse osmosis desalination. Our acquisition of Pump Engineering, LLC is aligned with our growth strategy of expanding product offerings and addressing potential new markets.

The acquisition-date fair value of the consideration transferred totaled $27.1 million, which consisted of the following (in thousands):

Cash	$14,500
Common stock (1,000,000 shares)	7,100
Contingent and other consideration due to seller	5,500
$27,100

The fair value of the 1,000,000 common shares issued was determined based on the closing market price of our common shares on the acquisition date.

Under the revised business combinations accounting guidance, which became effective for us on January 1, 2009, we initially recognized a liability of $5.5 million as an estimate of the acquisition date fair value of contingent and other consideration, consisting of $3.5 million of contingent consideration and $2.0 of other consideration pertaining to certain indemnification provisions.

The $3.5 million estimated fair value initially assigned to the contingent consideration was based on the weighted probability of achievement of certain base performance milestones. These base performance milestones were tied to (i) achieving certain minimum product energy efficiency metrics; (ii) meeting certain product delivery time schedules; and (iii) meeting certain product warranty metrics. In initially measuring the fair value of the contingent consideration, we placed a high degree of probability that the base performance criteria would be met, based among other things on the nature of the performance criteria and our due diligence performed at the time of the acquisition. Notwithstanding the foregoing, during the fourth quarter of 2010, two of these base performance milestones were not met; accordingly, we remeasured the contingent consideration at $1.4 million to reflect its fair value at December 31, 2010 and recognized a gain of $2.1 million in our consolidated statement of operations, presented within the caption “Loss (gain) on fair value remeasurement.” We remeasure the estimated fair value of contingent consideration on a recurring basis. In December 2011, we remeasured the contingent consideration at $1.5 million to reflect its estimated fair value at December 31, 2011 and recognized a loss of $171,000 in our consolidated statement of operations within the caption “Loss (gain) on fair value remeasurement” as a result of the change in estimated fair value in 2011. The potential undiscounted amount of all future payments that we could be required to make under the contingent consideration arrangement is between $0 and $3.5 million. The fair value of the contingent consideration arrangement of $1.5 million at December 31, 2011 and $1.4 million at December 31, 2010 was estimated based on an assessment of the weighted probability of payment under various scenarios. That measure is based on significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs.

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

The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The goodwill recognized is attributable primarily to future revenue generation resulting from expanded product lines and new markets and is expected to be deductible for income tax purposes over a period of 15 years. As of December 31, 2011, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Pump Engineering, LLC. See Note 7 — “Goodwill and Intangible Assets” for further discussion of goodwill.

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
$10,900

For the year ended December 31, 2009, we recognized $292,000 of acquisition related costs that were included in general and administrative expense in the Consolidated Statement of Operations. No acquisition related costs were incurred subsequent to fiscal year 2009.

Financial results for the Pump Engineering subsidiary have been included in our Consolidated Statement of Operations since December 21, 2009. The amount of Pump Engineering revenue and earnings included in our consolidated income statement for 2009 was not material.

The following represents the unaudited pro forma consolidated income statement as if Pump Engineering, LLC had been included in our consolidated results for the year ended December 31, 2009 as follows (in thousands):

Year Ended December 31,
2009
(Unaudited)
Net revenue	$54,475
Earnings	$2,142

These amounts have been calculated after applying our accounting policies and adjusting the results of Pump Engineering, LLC to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, equipment and intangible assets had been applied on January 1, 2009, together with the consequential tax effects.

Note 7.  Goodwill and Intangible Assets

Goodwill

Goodwill as of December 31, 2011 is the result of our acquisition of Pump Engineering, LLC in December 2009. There were no goodwill amounts prior to this acquisition in 2009. We perform an annual impairment test of goodwill during our fiscal fourth quarter at the reporting unit level using a fair value approach. No impairment of goodwill has been recorded in the accompanying financial statements.

The net carrying amount of goodwill is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance, beginning of period	$12,790	$12,790	$—
Goodwill acquired	—	—	12,790
Accumulated impairment losses	—	—	—
Balance, end of period	$12,790	$12,790	$12,790

Other Intangible Assets

The components of identifiable intangible assets, all of which are finite-lived, were as follows (in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted Average Useful Life
Developed Technology	$6,100	$(1,271)	$—	$4,829	10
Non-compete agreements	1,310	(861)	—	449	4
Backlog	1,300	(1,300)	—	—	1
Trademarks	1,200	(125)	—	1,075	20
Customer relationships	990	(594)	—	396	5
Patents	585	(301)	(42)	242	18
	$11,485	$(4,452)	$(42)	$6,991	9

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted Average Useful Life
Developed Technology	$6,100	$(659)	$—	$5,441	10
Non-compete agreements	1,310	(461)	—	849	4
Backlog	1,300	(1,300)	—	—	1
Trademarks	1,200	(65)	—	1,135	20
Customer relationships	990	(330)	—	660	5
Patents	585	(276)	(42)	267	18
	$11,485	$(3,091)	$(42)	$8,352	9

During 2010, we determined that capitalized costs associated with a patent application were impaired as a result of the rejection of the application by the U.S. Patent and Trademark office. Accordingly, we recorded an impairment charge of $11,000 in general and administrative expense for the year ended December 31. 2010. Accumulated impairment losses at December 31, 2011 (including a $31,000 impairment loss from 2007) aggregate to $42,000. No other material impairments of intangible assets were identified during the periods presented.

Amortization of intangibles was approximately $1.4 million, $2.6 million, and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Future estimated amortization expense on intangible assets is as follows (in thousands):

December 31,
2012	$1,047
2013	981
2014	902
2015	695
2016	691
Thereafter	2,675
$6,991

Note 8.  Fair Value Measurements

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

Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 — Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own estimates of assumptions that market participants would use in pricing an asset or liability.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to the short-term maturity of those instruments. For our investments in available-for-sale securities, if quoted prices in active markets for identical investments are not available to determine fair value (Level 1), then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly (Level 2). The investments included in Level 2 consist primarily of certificates of deposit, commercial paper, and municipal, corporate and agency obligations. The carrying amount of the contingent consideration arising from our acquisition of Pump Engineering, LLC is measured at fair value on a recurring basis using unobservable inputs in which little or no market activity exists (Level 3). The estimated fair value of the contingent consideration is determined based on an assessment of the weighted probability of payment under various scenarios.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$22,904	$—	$22,904	$—
Total	$22,904	$—	$22,904	$—
Liabilities:
Contingent consideration	$1,524	$—	$—	$1,524
Total	$1,524	$—	$—	$1,524

		Fair Value Measurement at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$1,353	$—	$—	$1,353
Total	$1,353	$—	$—	$1,353

A reconciliation of the beginning and ending balances for financial assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010 is as follows (in thousands):

Contingent Consideration
Beginning balance	$3,500
Gain due to change in fair value(1)	(2,147)
Balance, December 31, 2010	$1,353
Loss due to change in fair value (1)	171
Balance, December 31, 2011	$1,524

(1)	Reported in the consolidated statement of operations within the caption Loss (Gain) on Fair Value Remeasurement

Fair Value of Assets Held for Sale

As of December 31, 2011, we had assets held for sale of $1.7 million related to our Michigan manufacturing facility. The assets primarily included a building and land. The fair value of these assets was determined based on level 3 inputs, including sales data for similar properties. Losses recognized in fiscal year 2011 due to fair value measurements using level 3 inputs was $0.7 million. We had no assets held for sale as of December 31, 2010. The fair value of assets held for sale, measured on a nonrecurring basis, is as follows (in thousands):

	Year ended December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets held for sale	$1,660	$—	$—	$1,660	$(728)

Note 9.  Long-Term Debt and Capital Leases

Notes Payable

In March 2007, we entered into a $1.0 million equipment promissory note (“equipment promissory note”). The equipment promissory note has an interest rate of cost of funds plus 2.75% and matures in September 2012. The interest rate for the equipment promissory note at December 31, 2011 and 2010 was 7.81%. As of December 31, 2011 and 2010, the amount outstanding on the equipment promissory note was as follows (in thousands):

	December 31,
	2011	2010
Promissory notes payable	$85	$213
Less: current portion	(85)	(128)
Long-term debt, non-current portion	$—	$85

Capital Leases

We lease certain equipment under agreements classified as capital leases. The terms of the lease agreements generally range up to five years. As of December 31, 2011, costs and accumulated depreciation of equipment under capital leases were $449,000 and $134,000, respectively. As of December 31, 2010, costs and accumulated depreciation of equipment under capital leases were $680,000 and $105,000, respectively.

Future minimum payments under capital leases consist of the following (in thousands):

December 31, 2011
2012	$85
2013	18
Total future minimum lease payments	103
Less: amount representing interest	(3)
Present value of net minimum capital lease payments	100
Less: current portion	(82)
Long-term portion	$18

Lines of Credit

In 2008, we entered into a credit agreement (“2008 credit agreement”) with a financial institution. The 2008 credit agreement, as amended, allowed borrowings of up to $12.0 million on a revolving basis at LIBOR plus 2.75%. This agreement was terminated during the first quarter of 2009. As a result of terminating the 2008 credit agreement, we were required to transfer cash to a restricted cash account as collateral for outstanding irrevocable standby letters of credit that were collateralized by the credit agreement as of the date of its termination. We were also required to restrict cash as collateral for the outstanding balance on our equipment promissory note.  As of December 31, 2011, $519,000 and $89,000 in cash remains restricted under this arrangement for outstanding standby letters of credit and the equipment promissory note, respectively.  These restricted cash amounts are expected to be released at various dates through 2013.

In 2009, we entered into a loan and security agreement (“2009 loan and security agreement”) with another financial institution. The 2009 loan and security agreement, as amended, provides a total available credit line of $16.0 million. Under this credit agreement, we are allowed to draw advances up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the outstanding advances and collateral do not exceed the total available credit line of $16.0 million.  Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%.  The amended agreement expires in May 2012 and is collateralized by substantially all of our assets.

Effective July 2011, the credit agreement was further amended, requiring us to maintain a cash collateral balance equal to at least 101% of the face amount of all outstanding letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances.  There were no advances drawn under this line of credit as of December 31, 2011.  As of December 31, 2011, the amounts outstanding on irrevocable letters of credit collateralized under this credit agreement totaled approximately $6.7 million. See Note 10, “Commitments and Contingencies,” for further discussion of standby letters of credit.

We are subject to certain financial and administrative covenants under the amended revolving line credit agreement. As of December 31, 2011, we were non-compliant with one financial covenant related to the timing of financial reporting. In January 2012, we received a waiver for this noncompliance.

Note 10.  Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancelable operating leases that expire on various dates through July 2019. Future minimum lease payments consist of the following (in thousands):

December 31, 2011
2012	$1,504
2013	1,474
2014	1,560
2015	1,477
2016	1,514
Thereafter	4,476
$12,005

Total rent and lease expense was $1.6 million, $1.9 million, and $0.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Warranty

Changes in our accrued warranty reserve and the expenses incurred under our warranties were as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance, beginning of period	$1,028	$605	$270
Warranty reserve acquired in business combination	—	—	267
Warranty costs charged to cost of revenue	589	846	88
Utilization of warranty	(765)	(423)	(20)
Balance, end of period	$852	$1,028	$605

Purchase Obligations

We have purchase order arrangements with our vendors for which we have not received the related goods or services as of December 31, 2011. These arrangements are subject to change based on our sales demand forecasts and we have the right to cancel the arrangements prior to the date of delivery. The majority of these purchase order arrangements were related to various key raw materials and components parts. As of December 31, 2011, we had approximately $1.7 million of open cancelable purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2011 and December 31, 2010.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts ranging from 10% to 30% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication and operating performance of the PX device. These guarantees are generally irrevocable standby letters of credit and remain in place for periods ranging from 12 to 36 months, which relate to the underlying product warranty period. The irrevocable standby letters of credit are collateralized by restricted cash and our credit facility as follows (in thousands):

	December 31,
	2011	2010
Standby letters of credit collateralized by credit facility	$—	$7,565
Standby letters of credit collateralized by restricted cash(1)	7,234	1,954
	$7,234	$9,519

(1)
Cash collateral balances generally require a premium equal to approximately 1.0% to 5.0 % of the amount of the corresponding standby letter of credit.  As a result, the balance of restricted cash related to standby letters of credit at December 31, 2011 and 2010 totals $7.3 million and $2.1 million, respectively.

Litigation

Supplier Agreement

We are a defendant in a claim made by a vendor related to a supply agreement.  This lawsuit was filed December 14, 2011, entitled “Morgan Technical Ceramics Auburn, Inc. v. Energy Recovery, Inc.,” in the Alameda County Superior Court of California. In 2008, we entered into a supply agreement with a vendor in order to manage the cost and availability of key raw materials and components. The agreement was amended in 2010. Under the terms of the amended agreement, we committed to future minimum annual purchases of raw materials and components through 2013.  If annual purchase commitments are not met, a penalty of approximately 35% of the remaining open annual minimum purchase requirement could be assessed by the vendor. In June 2011, due to ongoing quality issues, we notified the vendor of our termination of the agreement for material breach by the vendor.  While we believe that we have meritorious defenses against the suit, the ultimate resolution of this matter, which is expected to occur within one year, could result in a loss ranging from $0 to $1.5 million in excess of the amount accrued.

Contingent Consideration

We are a defendant in a claim made by the former shareholders of Pump Engineering, LLC.  This lawsuit was filed August 8, 2011, entitled “Roy Radakovich, as representative on behalf of former shareholders of Pump Engineering, LLC, v. Energy Recovery, Inc.,” in the U.S. District Court for the Eastern District of Michigan (Southern Division). We acquired Pump Engineering, LLC in December 2009.  Under the terms of the purchase agreement, $3.5 million of consideration was contingent upon achievement of certain base performance milestones. These base performance milestones were tied to (i) achieving certain minimum product energy efficiency metrics ($1.3 million); (ii) meeting certain product delivery time schedules ($1.2 million); and (iii) meeting certain product warranty metrics ($1.0 million). During the fourth quarter of 2010, the first two base performance milestones were not met. Accordingly, we withheld payment of $2.5 million under the contractual terms of the purchase agreement.  In their lawsuit, the former shareholders of Pump Engineering, LLC seek damages in the amount of $2.5 million and their litigation costs. See Note 6 – “Business Combination” for details related to the calculation of amounts accrued and related contingent gains and losses.

We filed a motion to dismiss all claims in the complaint in this case on November 7, 2011. The plaintiff filed an opposition brief in December, 2011, and we filed a reply brief in January, 2012.  The matter was argued to the court on January 25, 2012, and was taken under submission at that time. The court has yet to rule on our motion.  We believe that our decision to withhold the two performance based milestone payments was justified and we intend to defend this case vigorously.

Note 11.  Income Taxes

The components of the provision (benefit) for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current tax (benefit) provision:
Federal	$(1,584)	$(1,807)	$2,405
State	17	46	110
Foreign	30	3	(4)
	$(1,537)	$(1,758)	$2,511
Deferred tax provision (benefit):
Federal	2,431	365	(125)
State	405	(233)	86
	$2,836	$132	$(39)
Total provision (benefit) for income taxes	$1,299	$(1,626)	$2,472

A reconciliation of income taxes computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying statements of income is as follows (in thousands, except percentages):

	Years Ended December 31,
	2011	2010	2009
U.S. federal taxes at statutory rate	(34)%	(34)%	35%
Non-benefitted losses stemming from valuation allowance on current year	26%	—	—
Prior year deferred tax benefit valuation allowance	10%	—	—
State income tax, net of federal benefit	2%	(5)%	2%
Share-based compensation	2%	10%	7%
Other	(1)%	(2)%	(4)%
Effective tax rate	5%	(31)%	40%

Total deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$7,378	$190
Acquired intangibles	997	759
Accruals and reserves	3,920	2,990
Research and development credit carryforwards	463	175
Charitable contributions	8	—
	12,766	4,114
Valuation Allowance	(10,343)	—
Net Deferred Tax Assets	$2,423	$4,114

Deferred tax liabilities:

Depreciation on property and equipment	$(2,325)	$(1,201)
Unrecognized gain on translation of foreign currency receivables	(98)	(123)
Goodwill	(1,056)	(1,010)
Total deferred tax liabilities	$(3,479)	$(2,334)

Net deferred tax liabilities	$(1,056)	$1,780
As reported on the balance sheet:
Current assets, net	$460	$2,097
Non-current assets (liabilities), net	(1,516)	(317)
Net deferred tax assets (liabilities)	$(1,056)	$1,780

We had net deferred tax assets of approximately $9.3 million and $1.8 million at December 31, 2011 and 2010, respectively, relating principally to accrued expenses, acquired intangibles (including goodwill), stock-based compensation, fixed assets and inventory.  In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

We consider, among other things, projected future taxable income in making this assessment. Based upon the projections for future taxable income over the periods in which the deferred tax items are not recognizable for tax reporting purposes, we have determined that it is more likely than not that the we will not realize the benefits of these differences at December 31, 2011.

As of December 31, 2011, a valuation allowance of approximately $10.3 million was established to reduce our deferred income tax assets to the amount expected to be realized. The valuation allowance represents a provision for uncertainty as to the realization of tax benefits from these deferred income tax assets. We record net deferred income tax assets to the extent we believe that it is more likely than not that these assets will be realized in accordance with generally accepted accounting principles.  In making such a determination, we consider all available positive and negative evidence including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income and available tax planning strategies.  As of December 31, 2010, there was no tax valuation allowance. Accordingly, the net change in the tax valuation allowance during the year ended December 31, 2011 equaled the ending allowance balance of $10.3 million. We will continue to evaluate the tax benefit uncertainty and will adjust, if warranted, the valuation allowance in the future periods to the extent that our deferred income tax assets become more likely than not to be realizable.

At December 31, 2011 and 2010, we had net operating loss carry-forwards of approximately $19.8 million and $0.5 million, respectively, for federal and $7.7 million and $1.0 million, respectively, for California. The net operating loss carry-forwards, if not utilized, will begin to expire in 2031 for both federal and California purposes. Utilization of the net operating loss carry-forwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation will result in the expiration of the net operating loss carry-forwards before utilization. We have estimated the amount which may ultimately be realized and recorded deferred tax assets accordingly.

On January 1, 2007, we adopted new accounting guidance as issued by the FASB related to unrecognized tax benefits. As a result of the implementation of this guidance, we recognized no increase in the liability for unrecognized tax benefits, and there were no unrecognized income tax benefits during the tax year ended December 31, 2011.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits as of December 31, 2011 and 2010.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. Our various tax years from 1996 to 2010 remain open in various taxing jurisdictions.

Note 12.  Stockholders’ Equity

Preferred Stock

We have the authority to issue 10,000,000 shares of $0.001 par value preferred stock. Our board of directors has the authority, without action by our stockholders, to designate and issue shares of preferred stock in one or more series. The board of directors is also authorized to designate the rights, preferences, and voting powers of each series of preferred stock, any or all of which may be greater than the rights of the common stock including restrictions of dividends on the common stock, dilution of the voting power of the common stock, reduction of the liquidation rights of the common stock, and delaying or preventing a change in control of the company without further action by our stockholders. To date, the board of directors has not designated any rights, preference or powers of any preferred stock and as of December 31, 2011 and 2010, no shares of preferred stock were issued or outstanding.

Common Stock

We have the authority to issue 200,000,000 shares of $0.001 par value common stock. Subject to the preferred rights of the holders of shares of any class or series of preferred stock as provided by our board of directors with respect to any such class or series of preferred stock, the holders of the common stock shall be entitled to receive dividends, as and when declared by the board of directors. In the event of any liquidation, dissolution or winding up of the company, whether voluntary or involuntary, after the distribution or payment to the holders of shares of any class or series of preferred stock as provided by the board of directors with respect to any such class or series of preferred stock, the remaining assets of the company available for distribution to stockholders shall be distributed among and paid to the holders of common stock ratably in proportion to the number of shares of common stock held by them respectively. As of December 31, 2011 and 2010, 52,645,129 and 52,596,170 shares were issued and outstanding, respectively.

In December 2009, we issued 1,000,000 shares of our common stock as partial payment for the acquisition of Pump Engineering, LLC (see Note 6, “Business Combinations”). The shares were valued at a total of $7.1 million based on the NASDAQ closing price of our common stock of $7.10 per share on the date of issuance.

Stock Repurchase Program

In June 2011, our board of directors authorized a stock repurchase program under which up to five million shares of our outstanding common stock may be repurchased through June 2012 at the discretion of management.  No shares have been purchased to date under this program.

Warrants

Warrants to purchase an aggregate of 970,000 shares of our common stock at prices ranging from $0.20 to $1.00 per share were outstanding as of December 31, 2011. The warrants, issued in 2002 through 2005, are fully exercisable over a 10-year term, expiring in 2012 through 2015.

During the year ended December 31, 2010, warrants to purchase 1,104,122 shares of common stock were exercised for cash at a price of $0.20 per share. The proceeds received from these exercises totaled $221,000. During the years ended December 31, 2011 and 2009, no warrants were exercised.

A summary of our warrant activity for the years ended is as follows (in thousands, except exercise prices and contractual life data):

	Years Ended December 31,
	2010	2010	2009
Outstanding, beginning of period	970	2,074	2,074
Exercised during the period	—	(1,104)	—
Cancelled during the period	—	—	—
Issued during the period	—	—	—
Outstanding, end of period	970	970	2,074
Weighted average exercise price of warrants outstanding at end of period	$0.88	$0.88	$0.52
Weighted average remaining contractual life, in years, of warrants outstanding at end of period	2.8	3.8	3.7

Note 13.  Share-Based Compensation

Stock Option Plans

We maintain an equity incentive plan which permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other share-based awards to employees, officers and directors, and consultants.  We have granted stock options, restricted stock units, and restricted stock under this plan. Share-based awards granted under this plan generally vest over four years and expire no more than ten years after the date of grant. Our board of directors is authorized to reserve for issuance up to 10,000,000 shares of common stock under the plan, of which 8,900,000 shares had been reserved as of December 31, 2011 and the remaining 1,100,000 shares were reserved on January 1, 2012.  Shares available for grant were 4,557,910 and 2,997,094 at December 31, 2011 and 2010, respectively.

Stock Option Activity

The following table summarizes the stock option activity under our stock option plans:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (2)

Balance 12/31/08	2,531,986	$5.48	8.6	$6,593,000
Granted	1,772,400	$7.04	—	—
Exercised	(199,935)	$1.92	—	—
Forfeited	(270,096)	$6.75	—	—
Balance 12/31/09	3,834,355	$6.30	8.5	$4,674,000
Granted	834,600	$3.82	—	—
Exercised	(232,056)	$1.44	—	—
Forfeited	(371,594)	$7.53	—	—
Balance 12/31/10	4,065,305	$5.95	7.2	$947,000
Granted	1,610,794	$3.02	—	—
Exercised	(40,000)	$1.21	—	—
Forfeited	(790,687)	$5.46	—	—
Balance 12/31/11	4,845,412	$5.10	7.6	$177,000
Vested and exercisable as of December 31, 2011	2,320,374	$6.16	6.4	$174,000
Vested and exercisable as of December 31, 2011 and expected to vest thereafter(1)	4,655,056	$5.14	7.6	$176,000

(1)	Options that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of ASC 718, “Compensation — Stock Compensation.”

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of December 31, 2011 of $2.58 per share.

The weighted average per share fair value of options granted to employees for the years ended December 31, 2011, 2010 and 2009 was $1.41, $1.93 and $3.42, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2011, 2010, and 2009 was $59,000, $726,000, and $951,000, respectively. As of December 31, 2011, total unrecognized compensation cost related to non-vested options was $3.9 million, which is expected to be recognized as expense over a weighted-average period of approximately 2.2 years.

In January 2012, we granted 250,000 stock options to our chief executive officer and 89,695 stock options to other employees. The options vest over a four-year period, have a weighted average exercise price of $2.59 per share, and expire 10 years from the grant date.

In February 2012, we granted 1,380,533 stock options to certain officers and other employees. The options vest over a four-year period, have a weighted average exercise price of $2.46 per share, and expire 10 years from the grant date.

Restricted Stock Awards

In July 2009, we issued 60,000 restricted stock units to key management team members under the 2008 Plan. The restricted stock units vest 25% on the first grant date anniversary and 1/48th monthly thereafter dependent upon continued employment. As the restricted stock units vest, the units are settled in shares of common stock based on a one-to-one ratio. The units are valued based on the market price on the date of grant.

In August 2010, 29,500 shares of restricted stock were granted to a member of our board of directors in exchange for consulting services. The restricted shares vest ratably on a quarterly basis for one year from the date of grant.

The following table summarizes the restricted stock activity under our stock option plan:

	Shares	Weighted Average Grant-Date Fair Value
	(Per share)
Balance at December 31, 2008	—	$—
Awarded	60,000	$7.13
Vested	—	$—
Forfeited	(8,000)	$7.13
Balance at December 31, 2009	52,000	$7.13
Awarded	29,500	$3.63
Vested	(22,247)	$5.97
Forfeited	(10,000)	$7.13
Outstanding at December 31, 2010	49,253	$5.56
Awarded	—	$—
Vested	(31,084)	$4.64
Forfeited	(7,084)	$7.13
Outstanding at December 31, 2011	11,085	$7.13

As of December 31, 2011, total unrecognized compensation cost related to non-vested restricted stock units was $75,000, which is expected to be recognized as expense over a weighted-average period of approximately 1.5 years.

Stock Based Compensation — Fair Value

We applied ASC 718, “Compensation — Stock Compensation,” during the years ended December 31, 2011, 2010 and 2009 and recognized related compensation expense of $2.5 million, $2.8 million and $2.4 million, respectively, related to stock-options and restricted stock units.

The fair value of restricted stock units granted to employees is based on our common stock price on the date of grant. The fair value of stock options granted to employees is based on the Black-Scholes option pricing model. To determine the inputs for the Black-Scholes option pricing model, we are required to develop several assumptions, which are highly subjective. In general, we determine these assumptions as follows:

Expected Term:  Under our option plan, the expected term of options granted is determined using the weighted average period during which the stock options are expected to remain outstanding and is based on the option vesting term, contractual terms and disclosure information from similar publicly traded companies to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Expected Volatility:  We have limited historical data regarding the volatility of our common stock price since becoming a public entity in 2008.  If the expected term of options granted exceeds our historical data, the expected volatility is based on volatility of a representative industry peer group.  In evaluating similarity, we considered factors such as industry, stage of life cycle and size.  For a few grants, the expected term of options may be less than the historical data.  In such cases, the expected volatility is based on historical volatility for terms similar to the expected term of options.

Risk-Free Interest Rate:  The risk-free rate is based on U.S. Treasury issues with remaining terms similar to the expected term on the options.

Dividend Yield:  We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future; therefore, we use an expected dividend yield of zero in the valuation model.

Forfeitures:  We estimate forfeitures at the time of grant and revise those estimates periodically in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If our actual forfeiture rate is materially different from its estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period.

Stock Price (prior to July 2008):  The absence of an active market for our common stock prior to July 2008 required our management and board of directors to estimate the fair value of our common stock for purposes of granting options and for determining share-based compensation expense for options granted prior to July 2008. In response to these requirements, our management and board of directors estimated the fair market common stock price based on factors such as the price of the most recent common stock sales to investors, the valuations of comparable companies, the status of our development and sales efforts, our cash and working capital amounts, revenue growth, and additional objective and subjective factors relating to our business on an annual basis.

Share-Based Compensation — Employee Stock Options and Restricted Stock Awards

The estimated grant date fair values of stock options granted to employees were calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Years Ended December 31,
	2011	2010	2009
Weighted average expected life	4 years	4 years	5 years
Weighted average expected volatility	62%	63%	54%
Risk-free interest rate	0.33 — 1.54%	1.00 — 2.31%	1.36 — 2.85%
Weighted average dividend yield	0%	0%	0%

Share-based compensation expense related to the fair value measurement of awards granted to employees was allocated as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cost of revenue	$149	$190	$186
General and administrative	1,593	1,772	1,459
Sales and marketing	591	599	488
Research and development	164	214	246
	$2,497	$2,775	$2,379

Share-Based Compensation — Non-Employee Stock Options

We account for awards granted to non-employees other than members of our board of directors in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” which requires such awards to be recorded at their fair value on the measurement date using the Black-Scholes option pricing model. The measurement of share-based compensation is subject to periodic adjustment as the underlying awards vest.

The fair value of stock options issued to consultants was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected life	1 — 7 years	7 — 8 years	6 — 9 years
Weighted average expected volatility	63%	63%	57%
Risk-free interest rate	0.12 — 2.96%	1.85 — 3.57%	1.60 — 3.40%
Weighted average dividend yield	0%	0%	0%

Share-based compensation expense related to awards granted to non-employees was allocated as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
General and administrative	$47	$(1)	$30
Sales and marketing	—	—	—
	$47	$(1)	$30

Note 14.  Business Segment and Geographic Information

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

The following geographic information includes net revenue to our domestic and international customers based on the customers’ requested delivery locations, except for certain cases in which the customer directed us to deliver its products to a location that differs from the known ultimate location of use. In such cases, the ultimate location of use, rather than the delivery location, is reflected in the table below (in thousands, except percentages):

	Years Ended December 31,
	2011	2010	2009
Domestic revenue	$2,798	$3,334	$3,022
International revenue	25,249	42,519	43,992
Total revenue	$28,047	$45,853	$47,014

Revenue by country:
India	18%	3%	2%
United States	10	7	6
Australia	2	31	19
Algeria	1	12	24
Israel	1	2	21
Others(1)	68	45	28
Total	100%	100%	100%

(1)    Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our net revenue during any of the periods presented.

Approximately 100% and 99% of our long-lived assets were located in the United States at December 31, 2011 and 2010, respectively.

Note 15.  Concentrations

Concentration of Credit Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents, short-term investments, and long-term investments. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in investment grade short-term and long-term debt instruments of corporate issuers, and the U.S. government and its agencies. These investments are subject to counterparty credit risk. To minimize this risk, we invest pursuant to a Board approved investment policy. The policy mandates high credit rating requirements and restricts our exposure to any single corporate issuer by imposing concentration limits.

Our accounts receivable are derived from sales to customers in the water desalination industry located around the world. We generally do not require collateral to support customer receivables, but frequently require letters of credit securing payment. We perform ongoing evaluations of our customers’ financial condition and periodically review credit risk associated with receivables. For sales with customers outside the U.S. (see Note 14 -- “Business Segment and Geographic Information”), we may also obtain credit risk insurance to minimize credit risk exposure. An allowance for doubtful accounts is determined with respect to receivable amounts that we have determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from our estimates, and such differences could be material to the financial position, results of operations and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted while recoveries are recognized when they are received.

As of December 31, 2011, two customers, Thiess Degremont J.V. (a joint venture of Thiess Pty Ltd. and Degremont S.A.) and Tecton Engineering and Construction LLC accounted for approximately 16% and 13% of our trade accounts receivable, respectively. Three customers, Hydrochem (S) Pte Ltd (a Hyflux company), UTE Desaldora Qingdao (a Befesa Agua entity), and Nirosoft Industries Ltd. accounted for approximately 22%, 16%, and 10% of our trade accounts receivable, respectively, at December 31, 2010.

Revenue from customers representing 10% or more of total revenue varies from year to year. For the year ended December 31, 2011, one customer, IDE Technologies Ltd., accounted for approximately 14% of our net revenue. For the year ended December 31, 2010, two customers — Thiess Degremont J.V. (a joint venture of Thiess Pty Ltd. and Degremont S.A.) and Hydrochem (S) Pte Ltd (a Hyflux company) — accounted for approximately 23% and 12% of our net revenue, respectively. For the year ended December 31, 2009, IDE Technologies, Ltd., Acciona Agua, and UTE Mostaganem — a consortium of Inima (Grupo OHL) and Aqualia (Grupo FCC) — accounted for approximately 20%, 11%, and 11% of our net revenue, respectively. No other customer accounted for more than 10% of our net revenue during any of these periods.

Note 16.  Restructuring Activities

Consolidation of North American Operations

In July 2011, we initiated a restructuring plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California.  The consolidation is expected to reduce costs, improve efficiencies and enhance research and development activities.  For the year ended December 31, 2011, we have recorded total pre-tax charges of $3.1 million related to this plan.  Of these charges, we recorded $0.6 million of severance and other personnel costs, $2.2 million of losses on disposals of property and equipment and impairment of assets held for sale, and $0.3 million for other exit costs. The consolidation of these operations was substantially completed as of December 31, 2011 and we expect any remaining associated restructuring accrual to be paid by December 31, 2012. With the exception of potential further impairment adjustments for assets held for sale, we do not anticipate further material costs related to this restructuring activity. See Note 4. — “Other Financial Information” for further details related to the impairment of property held for sale.

The major components of the restructuring charge related to the consolidation of our North American operations for the year ended December 31, 2011 are as follows (in thousands):

Year Ended December 31, 2011
One-time termination benefits and other personnel costs	$583
Losses on disposals of assets and impairment of assets held for sale	2,188
Other exit costs	332
$3,103

The following table summarizes activity related to liabilities associated with our restructuring during the year ended December 31, 2011 (in thousands):

	Balance at December 31, 2010	Additions	Amounts Utilized	Balance at December 31, 2011
One-time termination benefits and other personnel costs	$—	$583	$(513)	$70
Other exit costs	—	332	(241)	91
	$—	$915	$(754)	$161

Restructuring of Spanish Subsidiary

During the fourth quarter of 2011, we initiated a restructuring plan to reduce operating costs related to our sales branch office in Spain.  For the year ended December 31, 2011, we have recorded total pre-tax charges of $191,000 related to this plan. Of these charges, we recorded $72,000 of severance and other personnel costs, $13,000 of losses on disposals of fixed assets, and $106,000 for other exit costs.  The consolidation of these operations is expected to be completed during the first quarter of 2012. We anticipate that the consolidation will result in additional non-recurring expenses of approximately $15,000, including $5,000 in other personnel costs and $10,000 in other exit costs.  As of December 31, 2011, the accrual balance relating to the Spanish subsidiary restructuring plan was $60,000, including $7,000 related to personnel costs and $53,000 related to other exit costs, and is expected to be paid by December 31, 2012.

Note 17.  Related Party Transactions

In August 2010, we granted 29,500 shares of restricted stock to a member of our board of directors in exchange for consulting services. We recognized $66,000 and $42,000 in related compensation expense for the years ended December 31, 2011 and 2010, respectively. See Note 13 — “Share-Based Compensation” for further information.

Note 18.  Subsequent Events

See Note 13 — “Share-Based Compensation” for discussion of stock options granted during the first quarter of 2012.

Note 19.  Supplementary Data — Quarterly Financial Data (unaudited)

The following table presents certain unaudited consolidated quarterly financial information for each of the eight fiscal quarters in the period ended December 31, 2011. This quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for these quarterly periods are not necessarily indicative of the operating results for a full year or any future period.

QUARTERLY FINANCIAL DATA (unaudited)

	Three Months Ended,
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
	(In thousands, except per share amounts)
Quarterly Results of Operations*
Net revenue	$6,115	$4,933	$6,632	$10,367	$13,013	$6,921	$13,304	$12,615
Gross profit	88	719	2,328	4,664	5,702	2,384	6,628	7,358
Operating expenses:
General administrative	4,792	3,571	4,325	4,057	3,747	3,335	3,656	3,733
Sales and marketing	1,627	2,291	2,009	2,070	2,243	1,860	2,142	1,960
Research and development	900	726	871	1,029	1,000	1,252	863	828
Amortization of intangible assets	323	346	345	346	575	683	683	683
Loss (gain) on fair value remeasurement	171	—	—	—	(2,147)	—	—	—
Restructuring charges	2,824	470	—	—	—	—	—	—
Income (loss) from operations	$(10,549)	$(6,685)	$(5,222)	$(2,838)	$284	$(4,746)	$(716)	$154
Net income (loss)	$(10,021)	$(11,326)	$(3,338)	$(1,758)	$496	$(3,850)	$(322)	$68
Earnings (loss) per share:
Basic	$(0.19)	$(0.22)	$(0.06)	$(0.03)	$0.01	$(0.07)	$(0.01)	$0.00
Diluted	$(0.19)	$(0.22)	$(0.06)	$(0.03)	$0.01	$(0.07)	$(0.01)	$0.00

*	Quarterly results may not add up to annual results due to rounding.

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

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Accounting Firm

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the assessment using those criteria, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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
San Leandro, California

We have audited Energy Recovery, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Energy Recovery, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Energy Recovery, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Energy Recovery, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
March 13, 2012

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

Item 9B.  Other Information

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement related to the Annual Meeting of Shareholders to be held June 5, 2012, to be filed by the Company with the SEC (the “Proxy Statement”).

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are included as part of this Annual Report on Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedule

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Changes in Estimates Charged to Costs and Expenses(1)	Deductions(2)	Balance at End of Period
	(In thousands)
Year Ended December 31, 2009 Allowance for doubtful accounts	59	204	(43)	(24)	196

Year Ended December 31, 2010 Allowance for doubtful accounts	196	47	(183)	(16)	44

Year Ended December 31, 2011 Allowance for doubtful accounts	44	323	(119)	--	248

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Leandro, State of California, on the 13th day of March 2012.

ENERGY RECOVERY, INC.

By:	/s/ THOMAS S. ROONEY, JR.
Thomas S. Rooney, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS S. ROONEY, JR.	President and Chief Executive Officer	March 13, 2012
Thomas S. Rooney, Jr.	(Principal Executive Officer) and Director

/s/ ALEXANDER J. BUEHLER	Chief Financial Officer	March 13, 2012
Alexander J. Buehler	(Principal Financial Officer)

/s/ DENO G. BOKAS	Vice President Finance and Chief Accounting	March 13, 2012
Deno G. Bokas	Officer (Principal Accounting Officer)

/s/ HANS PETER MICHELET	Director and Chairman of the Board	March 13, 2012
Hans Peter Michelet

/s/ ARVE HANSTVEIT	Director	March 13, 2012
Arve Hanstveit

/s/ FRED OLAV JOHANNESSEN	Director	March 13, 2012
Fred Olav Johannessen

/s/ DOMINIQUE TREMPONT	Director	March 13, 2012
Dominique Trempont

/s/ PAUL M. COOK	Director	March 13, 2012
Paul M. Cook

/s/ MARIE-ELISABETH PATÉ-CORNELL	Director	March 13, 2012
Marie-Elisabeth Paté-Cornell

/s/ ROBERT MAO	Director	March 13, 2012
Robert Mao

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger dated as of December 2, 2009, by and among the Company, CFE Acquisition Corporation, Pump Engineering, LLC, Roy Radakovich and U.S. Bank, National Association.	8-K	001-34112	2.1	12/8/2009
3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 7, 2008.	10-K	001-34112	3.1	3/27/2009
3.2	Amended and Restated Bylaws, effective as of July 8, 2008.	10-K	001-34112	3.2	3/27/2009
10.1*	Form of Indemnification Agreement between the Company and its directors and officers.	S-1/A	333-150007	10.1	5/12/2008
10.2*	2001 Stock Option Plan of the Company and form of Stock Option Agreement thereunder.	S-1	333-150007	10.2	4/1/2008
10.3*	2002 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.	S-1	333-150007	10.3	4/1/2008
10.4*	2004 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.	S-1	333-150007	10.4	4/1/2008
10.5*	2006 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.	S-1	333-150007	10.5	4/1/2008
10.6*	Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.	S-1	333-150007	10.5.1	4/1/2008
10.7*	Second Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.	S-1	333-150007	10.5.2	4/1/2008
10.8*	2008 Equity Incentive Plan of the Company and form of Stock Option Agreement thereunder.	S-1/A	333-150007	10.6	5/12/2008
10.9*	Amendment to 2008 Equity Incentive Plan of the Company.	S-1/A	333-150007	10.6.1	6/27/2008
10.10	Independent Contractor Agreement dated January 23, 2008, between the Company and Darby Engineering, LLC.	S-1	333-150007	10.12	4/1/2008
10.11	Lease Agreement dated February 28, 2005, between the Company and 2101 Williams Associates, LLC.	S-1	333-150007	10.13	4/1/2008
10.12	Amendment to Lease Agreement dated October 3, 2005, between the Company and 2101 Williams Associates, LLC.	S-1	333-150007	10.13.1	4/1/2008
10.13	Second Amendment to Lease Agreement dated January 4, 2006, between the Company and 2101 Williams Associates, LLC.	S-1	333-150007	10.13.2	4/1/2008
10.14	Third Amendment to Lease Agreement dated September 26, 2006, between the Company and 2101 Williams Associates, LLC.	S-1	333-150007	10.13.3	4/1/2008

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.15	Lease Agreement dated February 15, 2008, between the Company and Beretta Investment Group.	S-1	333-150007	10.14	4/1/2008
10.16	Lease Agreement dated August 7, 2006, between Energy Recovery Iberia, S.L. and REGUS Business Centre.	S-1	333-150007	10.15	4/1/2008
10.17	Modified Industrial Gross Lease Agreement dated November 25, 2008, between the Company and Doolittle Williams, LLC.	10-K	001-34112	10.17	3/27/2009
10.18	First Amendment to Modified Industrial Gross Lease dated May 28, 2009, between the Company and Doolittle Williams, LLC.	10-Q	001-34112	10.17.1	8/7/2009
10.19	Second Amendment to Modified Industrial Gross Lease dated June 26, 2009, between the Company and Doolittle Williams, LLC.	10-Q	001-34112	10.17.2	8/7/2009
10.20	Lease Agreement dated September 1, 2008, between Energy Recovery Iberia, S.L. and Lambaesis, S.L.	10-K	001-34112	10.18	3/27/2009
10.21	Loan and Security Agreement dated January 7, 2009, between the Company and Citibank, N.A.	10-Q	001-34112	10.19	5/8/2009
10.22	First Amendment to Loan and Security Agreement dated February 17, 2009, between the Company and Citibank, N.A.	10-K	001-34112	10.19.1	3/15/2010
10.23	Second Amendment to Loan and Security Agreement dated December 21, 2009, between the Company, CFE Acquisition Corporation (now named, Pump Engineering, Inc.) and Citibank, N.A.	10-K	001-34112	10.19.2	3/15/2010
10.24	Third Amendment to Loan and Security Agreement dated May 28, 2010, between the Company, Pump Engineering, Inc. and Citibank, N.A.	10-Q	001-34112	10.19.3	8/6/2010
10.25	Pledge and Security Agreement dated February 17, 2009, between the Company and Comerica Bank	10-Q	001-34112	10.20	5/8/2009
10.26*	Energy Recovery, Inc. Change in Control Severance Plan.	10-Q	001-34112	10.21	8/7/2009
10.27*	Employment Agreement dated August 1, 2007, between the Company and Borja Sanchez-Blanco.	10-Q	001-34112	10.22	5/7/2010
10.28*	Wage Structure Change Agreement dated December 30, 2009, between the Company and Borja Sanchez-Blanco.	10-Q	001-34112	10.22.1	5/7/2010
10.29*	Offer Letter dated February 14, 2011, to Thomas Rooney.	8-K	001-34112	99.2	2/15/2011
10.30*	First Amendment to the Energy Recovery, Inc. Change in Control Severance Plan dated February 17, 2011.	10-K	001-34112	10.39	3/15/2011
10.31*	G.G. Pique Resignation Acceptance and Separation Package Letter dated February 14, 2011.	10-K	001-34112	10.40	3/15/2011
10.32*	Offer Letter dated April 13, 2011, to Alexander Buehler.	10-Q	001-34112	10.41	5/6/2011

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.33	Fourth Amendment to Loan and Security Agreement dated June 28, 2011, between the Company, Pump Engineering, Inc. and Citibank, N.A.	10-Q	001-34112	10.42	8/8/2011
10.34	Control Agreement dated July 7, 2011, between the Company, Citibank, N.A., Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC.	10-Q	001-34112	10.43	8/8/2011
10.35*	Energy Recovery, Inc. Change in Control Severance Plan.	8-K	001-34112	10.1	3/9/2012
14.1	Code of Ethics.	10-K	001-34112	14.1	3/27/2009
21.1	List of subsidiaries of the Company.					X
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.