Form 10-Q
period 2012-03-31
Energy Recovery, Inc.
filed 2012-05-09
CIK 1421517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to __________

Commission File Number: 001-34112

Energy Recovery, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0616867
(State of Incorporation)	(IRS Employer Identification No.)

1717 Doolittle Drive	94577
San Leandro, CA 94577	(Zip Code)
(Address of Principal Executive Offices)

(510) 483-7370
(Telephone No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of April 30, 2012, there were 51,509,880 shares of the registrant’s common stock outstanding
.

ENERGY RECOVERY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and par value)
(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,762	$18,507
Restricted cash	6,161	5,687
Short-term investments	12,548	11,706
Accounts receivable, net of allowance for doubtful accounts of $187 and $248 at March 31, 2012 and December 31, 2011, respectively	6,316	6,498
Unbilled receivables	929	1,059
Inventories	8,350	7,824
Deferred tax assets, net	460	460
Prepaid expenses and other current assets	4,359	4,929
Total current assets	54,885	56,670
Restricted cash, non-current	5,323	5,232
Long-term investments	6,806	11,198
Land and building held for sale	1,650	1,660
Property and equipment, net	16,123	16,170
Goodwill	12,790	12,790
Other intangible assets, net	6,729	6,991
Other assets, non-current	2	2
Total assets	$104,308	$110,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,438	$1,506
Accrued expenses and other current liabilities	4,185	6,474
Income taxes payable	29	21
Accrued warranty reserve	864	852
Deferred revenue	1,499	859
Current portion of long-term debt	53	85
Current portion of capital lease obligations	53	82
Total current liabilities	8,121	9,879
Long-term debt	—	—
Capital lease obligations, non-current	7	18
Deferred tax liabilities, non-current, net	1,575	1,516
Deferred revenue, non-current	222	261
Other non-current liabilities	2,083	2,085
Total liabilities	12,008	13,759
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 52,651,629 and 52,645,129 shares issued at March 31, 2012 and December 31, 2011, respectively; and 52,306,567 and 52,645,129 shares outstanding at March 31, 2012 and December 31, 2011, respectively	53	53
Additional paid-in capital	115,407	114,619
Notes receivable from stockholders	(24)	(23)
Accumulated other comprehensive loss	(50)	(92)
Treasury stock, at cost — 345,062 and 0 shares repurchased at March 31, 2012 and December 31, 2011, respectively	(800)	—
Accumulated deficit	(22,286)	(17,603)
Total stockholders’ equity	92,300	96,954
Total liabilities and stockholders’ equity	$104,308	$110,713

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenue	$4,756	$10,367
Cost of revenue	3,504	5,703
Gross profit	1,252	4,664
Operating expenses:
General and administrative	3,468	4,057
Sales and marketing	1,482	2,070
Research and development	694	1,029
Amortization of intangible assets	262	346
Restructuring charges	31	—
Total operating expenses	5,937	7,502
Loss from operations	(4,685)	(2,838)
Interest expense	(4)	(20)
Other non-operating income, net	72	194
Loss before income taxes	(4,617)	(2,664)
Provision for (benefit from) income taxes	66	(906)
Net loss	$(4,683)	$(1,758)
Loss per share:
Basic	$(0.09)	$(0.03)
Diluted	$(0.09)	$(0.03)
Number of shares used in per share calculations:
Basic	52,618	52,586
Diluted	52,618	52,586

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(4,683)	$(1,758)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6)	(12)
Unrealized gains on investments	48	—
Other comprehensive income (loss)	42	(12)
Comprehensive loss	$(4,641)	$(1,770)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(4,683)	$(1,758)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,000	1,204
Loss on disposal of fixed assets	—	77
Amortization (accretion) of premiums/discounts on investments	154	—
Interest accrued on notes receivables from stockholders	(1)	—
Share-based compensation	783	607
Net unrealized (gain) loss on foreign currency transactions	(51)	(188)
Deferred income taxes	59	—
Provision for (recoveries of) doubtful accounts	31	(10)
Provision for warranty claims	(29)	77
Valuation adjustments for excess or obsolete inventory	(18)	225
Other non-cash adjustments	(2)	(31)
Changes in operating assets and liabilities:
Accounts receivable	172	1,325
Unbilled receivables	162	(2,651)
Inventories	(508)	139
Prepaid and other assets	570	(164)
Accounts payable	(44)	(174)
Accrued expenses and other liabilities	(1,945)	(291)
Income taxes payable	8	5
Deferred revenue	602	(1,594)
Net cash used in operating activities	(3,740)	(3,202)
Cash Flows From Investing Activities
Capital expenditures	(1,014)	(339)
Proceeds from sale of capitalized assets	—	55
Purchase of marketable securities	(861)	—
Maturities of marketable securities	4,305	—
Restricted cash	(565)	866
Net cash provided by investing activities	1,865	582
Cash Flows From Financing Activities
Repayment of long-term debt	(32)	(32)
Repayment of capital lease obligation	(40)	(115)
Net proceeds from issuance of common stock	5	18
Repurchase of common stock	(800)	—
Net cash used in financing activities	(867)	(129)
Effect of exchange rate differences on cash and cash equivalents	(3)	—
Net decrease in cash and cash equivalents	(2,745)	(2,749)
Cash and cash equivalents, beginning of period	18,507	55,338
Cash and cash equivalents, end of period	$15,762	$52,589

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Energy Recovery, Inc. (“the Company”, “ERI”, “we”, or “us”) develops, manufactures, and sells high-efficiency energy recovery devices for use in seawater desalination.  Our products are sold under the trademarks ERITM, PXTM, PEITM, Pressure ExchangerTM, PX Pressure ExchangerTM, Pump EngineeringTM, and QuadribaricTM.  Our energy recovery devices make desalination affordable by capturing and reusing the otherwise lost pressure energy from the concentrated seawater reject stream of the desalination process.  We also manufacture and sell high-pressure pumps and circulation pumps for use in desalination.  Our products are developed and manufactured in the United States of America (“U.S.”) at our headquarters in San Leandro, California.  Additionally, we have direct sales and technical support centers in Madrid, Dubai, and Shanghai.

The Company was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001.  Shares of our common stock began trading publicly in July 2008.  At March 31, 2012, we had two wholly-owned subsidiaries: Energy Recovery Iberia, S.L. (incorporated in September 2006) and ERI Energy Recovery Ireland Ltd. (incorporated in April 2010).

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires our management to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Our most significant estimates and judgments involve the determination of revenue recognition, allowance for doubtful accounts, allowance for product warranty, valuation of stock options, valuation of goodwill and acquired intangible assets, useful lives for depreciation and amortization, valuation adjustments for excess and obsolete inventory, deferred taxes and valuation allowances on deferred tax assets, and evaluation and measurement of contingencies, including contingent consideration.  Actual results could differ materially from those estimates.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2011 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP; however, we believe that the disclosures are adequate to make the information presented not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on March 13, 2012.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments, that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made.  The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Recently Adopted Accounting Guidance

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other, Testing Goodwill for Impairment.  The revised standard provided entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary.  If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting entity is less than its carrying amount, then the quantitative impairment test is required.  Otherwise, no further testing is required.  This standard was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  We perform an annual impairment test of goodwill during our fourth quarter.  Adoption of the new guidance is not expected to have a material impact on our financial statements.

On January 1, 2012, we adopted guidance issued by the FASB, ASU No. 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  This standard requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present other comprehensive income in the statement of changes in equity.  We adopted this guidance by presenting comprehensive loss in a separate consecutive financial statement.

On January 1, 2012, we adopted guidance issued by the FASB, ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurement that are estimated using significant unobservable (Level 3) inputs.  Adoption of this guidance did not have a material impact on our consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

During the quarter ended March 31, 2012, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 that affect our results of operations, financial condition, liquidity, or disclosures.

Note 2 — Goodwill and Other Intangible Assets

Goodwill as of March 31, 2012 of $12.8 million was the result of our acquisition of Pump Engineering, LLC in December 2009.  As of March 31, 2012, there were no changes in the recognized amount of goodwill.

The components of identifiable other intangible assets, all of which are finite-lived, were as follows (in thousands):

	March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(1,423)	$—	$4,677
Non-compete agreements	1,310	(899)	—	411
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(140)	—	1,060
Customer relationships	990	(644)	—	346
Patents	585	(308)	(42)	235
	$11,485	$(4,714)	$(42)	$6,729

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(1,271)	$—	$4,829
Non-compete agreements	1,310	(861)	—	449
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(125)	—	1,075
Customer relationships	990	(594)	—	396
Patents	585	(301)	(42)	242
	$11,485	$(4,452)	$(42)	$6,991

Note 3 —Loss per Share

Basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period.  Potentially dilutive securities are excluded from the calculation of loss per share if their inclusion is anti-dilutive.  The following table shows the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(4,683)	$(1,758)
Denominator:
Basic weighted average common shares outstanding	52,618	52,586
Diluted weighted average common shares outstanding	52,618	52,586

Loss per share:
Basic	$(0.09)	$(0.03)
Diluted	$(0.09)	$(0.03)

The following potential common shares were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2012	2011
Restricted awards*	8	37
Stock options	6,496	4,543
Warrants	970	970

*           Includes restricted stock and restricted stock units.

Note 4 — Other Financial Information

Restricted Cash

The Company has pledged cash in connection with irrevocable standby letters of credit, an equipment promissory note, and contingent payments resulting from a business acquisition.  We have deposited corresponding amounts into money market and non-interest bearing accounts at two financial institutions for these items as follows (in thousands):

	March 31, 2012	December 31, 2011
Contingent and other consideration for acquisition	$3,502	$3,504
Collateral for irrevocable standby letters of credit	7,926	7,326
Collateral for equipment promissory note	56	89
	$11,484	$10,919

The current and long-term amounts are as follows (in thousands):

	March 31, 2012	December 31, 2011
Contingent and other consideration for acquisition	$2,502	$2,504
Collateral for irrevocable standby letters of credit	3,603	3,094
Collateral for equipment promissory note	56	89
Current restricted cash	$6,161	$5,687

Contingent and other consideration for acquisition	$1,000	$1,000
Collateral for irrevocable standby letters of credit	4,323	4,232
Non-current restricted cash	$5,323	$5,232
	$11,484	$10,919

Inventories

Our inventories consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$4,075	$4,683
Work in process	1,731	1,550
Finished goods	2,544	1,591
	$8,350	$7,824

Revenue by Product Category

The Company manufactures and sells high-efficiency energy recovery devices, high-pressure pumps, and related parts and services under one operating segment (see Note 10 — “Business Segment and Geographic Information”).  Although the Company operates under one segment, it categorizes revenue based on the type of energy recovery device and its related products and services.  The following table reflects revenue by product category for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
PXTM devices and related products and services	$3,078	$8,779
Turbochargers and pumps	1,678	1,588
	$4,756	$10,367

Note 5 — Investments

Our short-term and long-term investments are all classified as available-for-sale.  Available-for-sale securities at March 31, 2012 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments
Commercial paper	$400	$—	$—	$400
State and local government obligations	2,123	1	(3)	2,121
Corporate notes and bonds	10,010	18	(1)	10,027
	$12,533	$19	$(4)	$12,548
Long-term investments
Agency obligations	$750	$—	$—	$750
State and local government obligations	1,510	4	—	1,514
Corporate notes and bonds	4,526	16	—	4,542
	$6,786	$20	$—	$6,806
	$19,319	$39	$(4)	$19,354

Available-for-sale securities at December 31, 2011 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments
Certificates of deposit	$750	$—	$—	$750
Commercial paper	1,000	—	—	1,000
State and local government obligations	1,611	—	(3)	1,608
Corporate notes and bonds	8,353	1	(6)	8,348
	$11,714	$1	$(9)	$11,706
Long-term investments
Agency obligations	$750	$—	$—	$750
State and local government obligations	2,032	1	(1)	2,032
Corporate notes and bonds	8,422	7	(13)	8,416
	$11,204	$8	$(14)	$11,198
	$22,918	$9	$(23)	$22,904

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.  The amortized cost and fair value of available-for-sale securities that had stated maturities as of March 31, 2012 are shown below by contractual maturity (in thousands):

	March 31, 2012
	Amortized Cost	Fair Value
Due in one year or less	$6,190	$6,192
Due after one year through three years	13,129	13,162
	$19,319	$19,354

Note 6 — Long-Term Debt and Capital Leases

Long-Term Debt

As of March 31, 2012, long-term debt consisted of one equipment promissory note payable.  Future minimum principal payments due under this long-term debt arrangement are approximately $53,000 and will be completed by August 2012.

Lines of Credit

In 2009, we entered into a loan and security agreement (the “2009 loan and security agreement”) with a financial institution.  The 2009 loan and security agreement, as amended, provides a total available credit line of $16.0 million.  Under this credit agreement, we are allowed to draw advances of up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the outstanding advances and collateral do not exceed the total available credit line of $16.0 million.  Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%.  The amended agreement expires at the end of May 2012 and is collateralized by substantially all of our assets.

Effective in July 2011, the credit agreement was further amended, requiring us to maintain a cash collateral balance equal to at least 101% of the face amount of all outstanding letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances.  There were no advances drawn under this line of credit as of March 31, 2012.  As of March 31, 2012 and December 31, 2011, the amounts outstanding on irrevocable letters of credit collateralized under this credit agreement totaled approximately $7.3 million and $6.7 million, respectively.

We are subject to certain financial and administrative covenants under this credit agreement.  As of March 31, 2012, we were in compliance with these covenants.

Capital Leases

Future minimum payments under capital leases consist of the following (in thousands):

March 31, 2012
2012 (remaining 9 months)	$44
2013	18
Total future minimum lease payments	62
Less: amount representing interest	(2)
Present value of net minimum capital lease payments	60
Less: current portion	(53)
Long-term portion	$7

Note 7 — Equity

Stock Repurchase Program

In June 2011, our board of directors authorized a stock repurchase program under which up to five million shares of our outstanding common stock may be repurchased through June 2012 at the discretion of management.  The Company repurchased 345,062 shares at an aggregate cost of $800,000 in the first quarter of 2012.

From April 1, 2012 through May 4, 2012, the Company repurchased 938,268 shares at an aggregate cost of $2.0 million for a total of 1,283,330 shares, or $2.8 million repurchased under this program.

Share-Based Compensation Expense

For the three months ended March 31, 2012 and 2011, we recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$26	$41
General and administrative	545	390
Sales and marketing	169	136
Research and development	43	40
	$783	$607

As of March 31, 2012, total unrecognized compensation cost related to non-vested share-based awards, net of estimated forfeitures, was $4.7 million, which is expected to be recognized as expense over a weighted-average period of approximately 2.7 years.

In January 2012, we granted 339,695 stock options to certain officers and other employees.  The options vest over a four-year period, have a weighted exercise price of $2.59 per share, and expire 10 years from the grant date.

In February 2012, we granted 1,380,533 stock options to certain officers and other employees.  The options vest over a four-year period, have a weighted exercise price of $2.46 per share, and expire 10 years from the grant date.

In March 2012, we granted 35,398 stock options to other employees.  The options vest over a four-year period, have a weighted exercise price of $2.20 per share, and expire 10 years from the grant date.

Note 8 — Income Taxes

As of March 31, 2012, our valuation allowance was approximately $10.3 million.  The effective tax rate for the three months ended March 31, 2012 and 2011 was 1% and 34%, respectively.  These effective tax rates differ from the U.S. statutory rate principally due to the effect of state income taxes, non-deductible share-based compensation, and credits related to research and development.  The change in the effective tax rate from the comparable period in the prior year was principally due to changes in our forecasted pre-tax loss and the application of a valuation allowance.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through November 2019.  Future minimum lease payments consist of the following (in thousands):

March 31, 2012
2012 (remaining nine months)	$1,126
2013	1,474
2014	1,560
2015	1,477
2016	1,514
Thereafter	4,476
$11,627

Product Warranty

We sell products with a limited warranty for a period ranging from one to six years.  We accrue for warranty costs based on estimated product failure rates, historical activity, and expectations of future costs.  Periodically, we evaluate and adjust the warranty costs to the extent actual warranty costs vary from the original estimates.

The following table summarizes the activity related to the product warranty liability during the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$852	$1,028
Warranty costs charged to cost of revenue	41	77
Utilization of warranty	(29)	(238)
Balance, end of period	$864	$867

Purchase Obligations

We enter into purchase order arrangements with our vendors.  As of March 31, 2012, there are open purchase orders for which we have not yet received the related goods or services.  The majority of these purchase order arrangements are related to various raw materials and component parts and are subject to change based on our sales demand forecasts.  We have the right to cancel most of these arrangements prior to the date of delivery.  As of March 31, 2012, we had approximately $2.6 million of cancellable open purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business that are typically with customers.  Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident.  Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is not material.  Accordingly, we have no liabilities recorded for these agreements as of March 31, 2012 and December 31, 2011.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts ranging from 10% to 30% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance of the PXTM device.  These guarantees are generally standby letters of credit and remain in place for periods ranging from 12 to 48 months, which relate to the underlying product warranty period.  The irrevocable standby letters of credit are collateralized by restricted cash and our credit facility.  Of $7.8 million in outstanding irrevocable standby letters of credit at March 31, 2012, $7.3 million was issued under our credit facility and $0.5 million was issued by another financial institution.  The irrevocable standby letters of credit outstanding at March 31, 2012 were collateralized by restricted cash of $7.9 million.

Litigation

We are a defendant in a claim made by a vendor related to a supply agreement.  This lawsuit was filed on December 14, 2011, entitled “Morgan Technical Ceramics Auburn, Inc. v. Energy Recovery, Inc.,” in the Alameda County Superior Court of California.  In 2008, we entered into a supply agreement with a vendor in order to manage the cost and availability of key raw materials and components.  The agreement was amended in 2010.  Under the terms of the amended agreement, we committed to future minimum annual purchases of raw materials and components through 2013.  If annual purchase commitments were not met, a penalty of approximately 35% of the remaining open annual minimum purchase requirement could be assessed by the vendor.  In June 2011, due to ongoing quality issues, we notified the vendor of our termination of the agreement for material breach by the vendor.  While we believe that we have meritorious defenses against the suit, the ultimate resolution of this matter, which is expected to occur within one year, could result in a loss ranging from $0 to $1.5 million in excess of the amount accrued.

We are a defendant in a claim made by the former shareholders of Pump Engineering, LLC.  This lawsuit was filed on August 8, 2011, entitled “Roy Radakovich, as representative on behalf of the former shareholders of Pump Engineering, LLC, v. Energy Recovery, Inc.” in the U.S. District Court for the Eastern District of Michigan.  We acquired Pump Engineering, LLC in December 2009.  Under the terms of the purchase agreement, $3.5 million of consideration was contingent upon achievement of certain base performance milestones.  These base performance milestones were tied to (i) achieving certain minimum product energy efficiency metrics ($1.3 million); (ii) meeting certain product delivery time schedules ($1.2 million); and (iii) meeting certain product warranty metrics ($1.0 million).  During the fourth quarter of 2010, the first two base performance milestones were not met.  Accordingly, we withheld payment of $2.5 million under the contractual terms of the purchase agreement.  In their lawsuit, the former shareholders of Pump Engineering, LLC seek damages in the amount of $2.5 million and their litigation costs.

Note 10 — Business Segment and Geographic Information

We manufacture and sell high-efficiency energy recovery devices and pumps as well as related services under one operating segment.  Our chief operating decision-maker is the chief executive officer (“CEO”).  The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.  Accordingly, we have concluded that we have one reportable segment.

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

	Three Months Ended March 31,
	2012	2011
Domestic revenue	$588	$873
International revenue	4,168	9,494
Total revenue	$4,756	$10,367

Revenue by country:
UAE	25%	*
United States	12%	8%
China	9%	17%
Spain	8%	10%
India	1%	27%
Cyprus	*	11%
Others	45%	27%
Total	100%	100%
____________

*      Less than 1%.

Approximately 100% of our long-lived assets were located in the United States at March 31, 2012 and December 31, 2011.

Note 11 — Concentrations

Two customers, Cadagua S.A. and Southern Seawater J.V. accounted for approximately 15% and 11%, respectively, of our accounts receivable at March 31, 2012.  As of December 31, 2011, two customers, Thiess Degemont J.V. (a joint venture of Thiess Pty Ltd and Degremont S.A.) and Tecton Engineering and Construction LLC accounted for approximately 16% and 13% of our accounts receivable, respectively.  No other customer accounted for more than 10% of our accounts receivable at March 31, 2012 and December 31, 2011.

Revenue from customers representing 10% or more of net revenue varies from period to period.  For the three months ended March 31, 2012, Cadagua S.A. accounted for approximately 23% of our net revenue.  For the three months ended March 31, 2011, IDE Technologies Ltd. and UTE Desaladora Qingdao (a Befesa Agua entity) accounted for approximately 38% and 16% of our net revenue, respectively.  No other customer accounted for more than 10% of our net revenue during any of these periods.

Note 12 — Fair Value Measurements

We follow the authoritative guidance for fair value measurements and disclosures that, among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis.  Fair value is defined as an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The framework for measuring fair value provides a hierarchy that prioritizes the inputs to valuation techniques used in measuring fair value as follows:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 — Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued expenses approximate fair value due to the short-term maturity of those instruments.  For our investments in available-for-sale securities, if quoted prices in active markets for identical investments are not available to determine fair value (Level 1), then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly (Level 2).  The investments included in Level 2 consist primarily of certificates of deposits; commercial paper; and municipal, corporate, and agency obligations.  The carrying amount of the contingent consideration arising from our acquisition of Pump Engineering, LLC is measured at fair value on a recurring basis using unobservable inputs in which little or no market activity exists (Level 3).  The estimated fair value of the contingent consideration is determined based 100% on management’s assessment of the weighted probability of payment under various scenarios.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$19,354	$—	$19,354	$—
Total	$19,354	$—	$19,354	$—
Liabilities:
Contingent consideration	$1,524	$—	$—	$1,524
Total	$1,524	$—	$—	$1,524

		Fair Value Measurement at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$22,904	$—	$22,904	$—
Total	$22,904	$—	$22,904	$—
Liabilities:
Contingent consideration	$1,524	$—	$—	$1,524
Total	$1,524	$—	$—	$1,524

Note 13 — Subsequent Events

See Note 7 – “Equity” for discussion of repurchases of common stock subsequent to the end of the first quarter of 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this item and in other items of this Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions, or strategies regarding the future.

Forward-looking statements represent our current expectations about future events, are based on assumptions, and involve risks and uncertainties.  If the risks or uncertainties occur or the assumptions prove incorrect, then our results may differ materially from those set forth or implied by the forward-looking statements.  Our forward-looking statements are not guarantees of future performance or events.

Forward-looking statements in this report include, without limitation, statements about the following:

•	our plan to enhance our existing energy recovery devices and to develop and manufacture new and enhanced versions of these devices;

•	our belief that sales of our PX-300TM and PX-Q300 TM devices will represent a higher percentage of our net revenue in 2012;

•	our belief that the ceramics components of our PX TM device will result in low life-cycle maintenance costs and that our turbocharger devices have long operating lives;

•	our objective of finding new applications for our technology and developing new products for use outside of desalination;

•	our belief that our products are the most cost-effective energy recovery devices over time;

•	our plan to manufacture all or most of our ceramics components internally and our expectation that in-house production of ceramics will reduce production costs;

•	our expectation that our expenses for research and development will increase;

•	our expectation that we will continue to rely on sales of our energy recovery devices for a substantial portion of our revenue;

•	our belief that our current facilities will be adequate through 2012;

•	our expectation that sales outside of the United States will remain a significant portion of our revenue;

•	our expectation that future sales and marketing expense will increase as revenue increases;

•	our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated liquidity needs for at least the next 12 months;

•
our expectation that mega-project shipments will materialize in the second quarter of 2012 and continue through the balance of the year due to scheduled shipments from existing backlog and new sales opportunities; and

•	our expectation that, as we expand our international sales, a portion of our revenue could continue to be denominated in foreign currencies.

All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Part II, Item 1A: Risk Factors” and are based on information available to us as of May 8, 2012.  We assume no obligation to update any such forward-looking statements.  It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements.  The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Part II, Item 1A: Risk Factors” and our results disclosed from time to time in our reports on Forms 10-K, 10-Q, and 8-K, as well as in our Annual Reports to Stockholders.

The following should be read in conjunction with the condensed financial statements and related notes included in “Part I, Item 1: Financial Statements” of this quarterly report and the consolidated financial statements and related notes included in our Annual Report on Form 10-K as filed on March 13, 2012.

Overview

We are in the business of designing, developing, and manufacturing energy recovery devices for seawater reverse osmosis desalination.  Our company was founded in 1992, and we introduced the initial version of our Pressure ExchangerTM energy recovery device in early 1997.  In December 2009, we acquired Pump Engineering, LLC, which manufactures centrifugal energy recovery devices, known as turbochargers and high-pressure pumps.

A significant portion of our net revenue typically has been generated by sales to a limited number of major engineering, procurement, and construction firms that are involved with the design and construction of large desalination plants.  Sales to these firms often involve a long sales cycle that can range from 6 to 16 months.  A single large desalination project can generate an order for numerous energy recovery devices and generally represents an opportunity for significant revenue.  We also sell our devices to many small to medium-sized original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer energy recovery devices per plant, and have shorter sales cycles.

Due to the fact that a single order for our energy recovery devices by a large engineering, procurement, and construction firm for a particular plant may represent significant revenue, we often experience substantial fluctuations in net revenue from quarter to quarter and from year to year.  Historically, our engineering, procurement, and construction customers tended to order a significant amount of equipment for delivery in the fourth quarter and, as a result, a significant portion of our annual sales occurred during that quarter.  In fiscal year 2011, however, the fourth quarter revenue did not reflect as high of a percentage of the annual revenues as in past years due to the overall lower percentage of sales to engineering, procurement, and construction firms in 2011.

A limited number of our customers account for a substantial portion of our net revenue and accounts receivable.  Revenue from customers representing 10% or more of net revenue varies from period to period.  For the three months ended March 31, 2012, Cadagua S.A. accounted for approximately 23% of our net revenue. For the three months ended March 31, 2011, IDE Technologies Ltd. and UTE Desaladora Qingdao (a Befesa Agua entity) accounted for approximately 38% and 16% of our net revenue, respectively.  No other customers accounted for more than 10% of our net revenue during any of these periods.

During the three months ended March 31, 2012 and 2011, most of our revenue was attributable to sales outside of the United States.  We expect sales outside of the United States to remain a significant portion of our revenue for the foreseeable future.

Our revenue is principally derived from the sales of our energy recovery devices.  We also derive revenue from the sale of high-pressure and circulation pumps, which we manufacture and sell in connection with our energy recovery devices for use in desalination plants.  Additionally, we receive incidental revenue from the sale of spare parts and from services, such as product support, that we provide to our customers.

In June 2011, our board of directors authorized a stock repurchase program under which up to five million shares of our outstanding stock may be repurchased through June 2012 at the discretion of management.  The Company repurchased 345,062 shares at an aggregate cost of $800,000 in the first quarter of 2012.

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP.  These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented.  We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments.  To the extent that there are material differences between these estimates and actual results, our consolidated financial results will be affected.  The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition, allowance for doubtful accounts, allowance for product warranty, valuation of stock options, valuation of goodwill and acquired intangible assets, useful lives for depreciation and amortization, valuation adjustments for excess and obsolete inventory, deferred taxes and valuation allowances on deferred tax assets, and evaluation and measurement of contingencies, including contingent consideration.

First Quarter of 2012 Compared to First Quarter of 2011

Results of Operations

The following table sets forth certain data from our historical operating results as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2012		2011		Change Increase / (Decrease)
Results of Operations:**
Net revenue	$4,756	100%	$10,367	100%	$(5,611)	(54)%
Cost of revenue	3,504	74%	5,703	55%	(2,199)	(39)%
Gross profit	1,252	26%	4,664	45%	(3,412)	(73)%
Operating expenses:
General and administrative	3,468	73%	4,057	39%	(589)	(15)%
Sales and marketing	1,482	31%	2,070	20%	(588)	(28)%
Research and development	694	15%	1,029	10%	(335)	(33)%
Amortization of intangible assets	262	6%	346	3%	(84)	(24)%
Restructuring charges	31	1%	—	0%	31	*
Total operating expenses	5,937	125%	7,502	72%	(1,565)	(21)%
Loss from operations	(4,685)	(99)%	(2,838)	(27)%	(1,847)	(65)%
Interest expense	(4)	(0)%	(20)	(0)%	(16)	(80)%
Other non-operating income, net	72	2%	194	2%	(122)	(63)%
Loss before income taxes	(4,617)	(97)%	(2,664)	(26)%	(1,953)	(73)%
Provision for (benefit from) income taxes	66	1%	(906)	(9)%	972	107%
Net loss	$(4,683)	(98)%	$(1,758)	(17)%	$(2,925)	(166)%
____________
*       Not meaningful
**     Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue decreased $5.6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The decrease was primarily due to lower sales of PXTM devices stemming largely from the lack of mega-project shipments during the current quarter compared to the same period of last year.  Revenue in the first quarter of 2012 was comprised of OEM (original equipment manufacturers) and Aftermarket shipments while the first quarter of 2011 included revenue from four large mega-project shipments that carried over from the fourth quarter of 2010.  Mega-project activity is expected to materialize in the second quarter of 2012 and continue through the balance of the year due mainly to scheduled shipments from existing backlog and, to a lesser extent, new sales opportunities.

For the three months ended March 31, 2012, the sales of PX TM devices and related products and services accounted for approximately 65% of our revenue, and sales of turbochargers and pumps accounted for approximately 35%.  For the three months ended March 31, 2011, the sales of PXTM devices and related products and services accounted for approximately 85% of our revenue, and sales of turbochargers and pumps accounted for approximately 15%.

During the three months ended March 31, 2012 and 2011, a significant portion of our net revenue was attributable to sales outside the United States.  Revenue attributable to domestic and international sales as a percentage of total revenue was as follows:

	Three Months Ended March 31,
	2012	2011
Domestic revenue	12%	8%
International revenue	88%	92%
Total revenue	100%	100%

Gross Profit

Gross profit represents our net revenue less our cost of revenue.  Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components.  For the three months ended March 31, 2012, gross profit as a percentage of net revenue was 26%.  For the three months ended March 31, 2011, gross profit as a percentage of net revenue was 45%.

The decrease in gross profit as a percentage of net revenue for the three months ended March 31, 2012 as compared to the same period of last year was primarily due to the product mix in the first quarter of 2012 as compared to the first quarter of 2011.  Lower sales of PXTM devices compared to turbocharger and pump sales had a negative impact on gross profit, as turbocharger and pump sales have a lower gross profit margin compared to sales of PXTM device.

Future gross profit is highly dependent on the product and customer mix of our net revenues, overall market demand and competition, and the volume of production in our manufacturing plant that determines our operating leverage.  Accordingly, we are not able to predict our future gross profit levels with certainty.  In addition, our expansion of the production facility will continue to have a negative impact on our margins if our production volume does not increase in the foreseeable future.

General and Administrative Expense

General and administrative expense decreased by $589,000, or 15%, to $3.5 million for the three months ended March 31, 2012 from $4.1 million for the three months ended March 31, 2011.  General and administrative expense as a percentage of our net revenue increased to 73% for the three months ended March 31, 2012 from 39% for the three months ended March 31, 2011 primarily due to significantly lower net revenue for the current period.

General and administrative average headcount decreased to 26 in the first quarter of 2012 from 36 in the first quarter of 2011 largely as a result of reductions in force at our corporate headquarters and reductions in force at our Michigan-based facility during 2011.  In February 2011, our Chief Executive Officer (CEO) announced his retirement and our board of directors appointed a new CEO.  General and administrative costs decreased as a result of the non-recurring expenses related to the retirement of the former CEO and the appointment of a new CEO in the three months ended March 31, 2011 and the impact of our restructuring activities in 2011.

Of the $589,000 decrease in general and administrative expense, $535,000 related to compensation and employee-related benefits, $132,000 related to occupancy costs, $108,000 related to taxes and other administrative costs, and $47,000 related to bad debt expense.  These decreases in costs were offset in part by an increase of $233,000 related to professional and other services.

Share-based compensation expense included in general and administrative expense was $545,000 and $390,000 for the three months ended March 31, 2012 and 2011, respectively.

Sales and Marketing Expense

Sales and marketing expense decreased by $588,000, or 28%, to $1.5 million for the three months ended March 31, 2012 from $2.1 million for the three months ended March 31, 2011.  Sales and marketing average headcount decreased to 25 in the first quarter of 2012 from 27 in the first quarter of 2011.  As a percentage of our net revenue, sales and marketing expense increased to 31% for the three months ended March 31, 2012 compared to 20% for the three months ended March 31, 2011 primarily due to significantly lower net revenue for the current period.

Of the $588,000 decrease in sales and marketing expense for the three months ended March 31, 2012, $348,000 related to commissions for sales representatives, $151,000 related to compensation and employee-related benefits, and $89,000 related to promotional, occupancy, and other costs.

Share-based compensation expense included in sales and marketing expense was $169,000 and $136,000 for the three months ended March 31, 2012 and 2011, respectively.

Research and Development Expense

Research and development expense decreased by $335,000, or 33%, to $694,000 for the three months ended March 31, 2012 from $1.0 million for the three months ended March 31, 2011.  Research and development expense as a percentage of our net revenue increased to 15% for the three months ended March 31, 2011 from 10% for the three months ended March 31, 2011 primarily due to significantly lower net revenue for the current period.

Average headcount in our research and development department remained relatively stable at 13 in the first quarter of 2012 compared to 14 in the first quarter of 2011.

Of the $335,000 decrease in research and development expense for the three months ended March 31, 2012, $250,000 in compensation and employee-related benefits was related to the non-recurring labor costs associated with the test runs of our internally developed ceramics formulations during the first quarter of 2011, $21,000 related to occupancy and other costs, and $64,000 related to direct project costs for research and development activities.

Share-based compensation expense included in research and development expense was $43,000 and $40,000 for three months ended March 31, 2012 and 2011, respectively.

We anticipate that our research and development expenses will increase in the future as we expand and diversify our product offerings.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009.  These intangible assets include developed technology, non-compete agreements, backlog, trademarks, and customer relationships.  Amortization expense decreased by $84,000 during the first quarter of 2012 compared to the first quarter of 2011 due to backlog and one non-compete agreement being fully amortized during fiscal year 2011.

Non-operating Income, Net

Non-operating income (expense), net, decreased by $106,000 to $68,000 in the three months ended March 31, 2012 compared to $174,000 in the three months ended March 31, 2011.  The decrease was primarily due to $26,000 in net foreign currency gains recorded during the first quarter of 2012 compared to $268,000 in net foreign currency gains recorded during the first quarter of 2011, largely as a result of an unfavorable change in exchange rates.  The $242,000 unfavorable impact of net foreign currency gains was partially offset by lower interest expense of $16,000, higher interest income of $46,000, and a gain on the disposal of fixed assets of $74,000.

Income Taxes

Income tax expense was $66,000 in the three months ended March 31, 2012 compared to a benefit of $(906,000) in the three months ended March 31, 2011.  As of December 31, 2011, a valuation allowance of approximately $10.3 million was established to reduce our deferred income tax assets to the amount expected to be realized.  As such, no tax benefit was recognized on our pre-tax loss for the three months ended March 31, 2012 as there was no change in our assessment of the amount of deferred income tax assets expected to be realized.

Liquidity and Capital Resources

Overview

Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services, and borrowings under our credit facility.  From January 1, 2005 through March 31, 2012, we issued common stock for aggregate net proceeds of $84.0 million, excluding common stock issued in exchange for promissory notes.  The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of March 31, 2012, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $15.8 million that are invested primarily in money market funds; short-term and long-term investments in marketable debt securities of $19.4 million; and accounts receivable of $6.3 million.  We invest cash not needed for current operations predominantly in high-quality, investment-grade marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We have unbilled receivables pertaining to customer contractual holdback provisions, whereby we invoice the final installment due under a sales contract 12 to 24 months after the product has been shipped to the customer and revenue has been recognized.  The customer holdbacks represent amounts intended to provide a form of security for the customer rather than a form of long-term financing; accordingly, these receivables have not been discounted to present value.  At March 31, 2012 and December 31, 2011, we had $0.9 million and $1.1 million of current unbilled receivables, respectively.

In 2008, we entered into a credit agreement (the “2008 credit agreement”) with a financial institution.  The 2008 credit agreement, as amended, allowed borrowings of up to $12.0 million on a revolving basis at LIBOR plus 2.75%.  This agreement was terminated in the first quarter of 2009.  As a result of terminating the 2008 credit agreement, we were required to transfer cash to a restricted cash account as collateral for outstanding irrevocable standby letters of credit that were collateralized by the credit agreement as of the date of termination.  We were also required to restrict cash as collateral for the outstanding balance on our equipment promissory note.  As of March 31, 2012, $519,000 and $56,000 in cash remains restricted under this arrangement for outstanding standby letters of credit and the equipment promissory note, respectively.  These restricted cash amounts are expected to be released at various dates through 2013.

In 2009, we entered into a loan and security agreement (the “2009 loan and security agreement”) with another financial institution.  The 2009 loan and security agreement, as amended, provides a total available credit line of $16.0 million.  Under this credit agreement, we are allowed to draw advances of up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the outstanding advances and collateral do not exceed the total available credit line of $16.0 million.  Advances under the revolving line of credit incur interest based on either a prime rate index or LIBOR plus 1.375%.  The amended agreement expires at the end of May 2012 and is collateralized by substantially all of our assets.

During the periods presented, we provided certain customers with irrevocable standby letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements.  These letters of credit were issued under our 2009 loan and security agreement.  The standby letters of credit generally terminate within 12 to 48 months from issuance.  As of March 31, 2012, the amounts outstanding on irrevocable letters of credit collateralized under our credit agreement totaled approximately $7.3 million.

Effective in July 2011, the 2009 loan and security agreement was amended, requiring us to maintain a cash collateral balance equal to at least 101% of the face amount of all outstanding letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances.  As of March 31, 2012, restricted cash related to these standby letters of credit and those with the other financial institution was approximately $7.9 million.  There were no advances drawn under the line of credit as of March 31, 2012.

We are subject to certain financial and administrative covenants under the 2009 loan and security agreement.  As of March 31, 2012, we were in compliance with these covenants.

Cash Flows from Operating Activities

Net cash used in operating activities was $3.7 million and $3.2 million for the three months ended March 31, 2012 and 2011, respectively.  For the three months ended March 31, 2012 and 2011, net loss of $(4.7) million and $(1.8) million, respectively, were adjusted to $(2.8) million and $0.2 million, respectively, by non-cash items totaling $1.9 million and $2.0 million, respectively.  Non-cash adjustments primarily include depreciation and amortization, unrealized gains and losses on foreign exchange transactions, deferred income taxes, share-based compensation, and provisions for doubtful accounts, warranty reserves, and excess and obsolete inventory reserves.  At March 31, 2012, non-cash items included the amortization of premiums/discounts on investments and deferred income taxes.

The net cash outflow effect from changes in assets and liabilities was approximately $(1.0) million and $(3.4) million for the three months ended March 31, 2012 and 2011, respectively.  Net changes in assets and liabilities are primarily attributable to changes in inventory as a result of the timing of order processing and product shipments, changes in accounts receivable and unbilled receivables, as a result of the timing of invoices and collections for large projects, and changes in prepaid expenses and accrued liabilities as a result of the timing of payments to employees, vendors, and other third parties.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth as well as increases in our restricted cash used to collateralize our letters of credit.

Net cash provided by investing activities was $1.9 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.  The favorable variance of $1.3 million in cash flows from investing activities for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to the maturity of marketable securities of $4.3 million offset by an increase of $1.4 million in restricted cash to collateralize standby letters of credit, the purchase of marketable securities of $0.9 million, and an increase of $0.7 million in capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $867,000 and $129,000 for the three months ended March 31, 2012 and 2011, respectively.  The $738,000 increase in net cash used from financing activities was primarily due to the use of $800,000 to repurchase common stock and a $13,000 decrease for stock issued in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The unfavorable variances were partially offset by a decrease in debt payments during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 of $75,000 as a result of paying off two capital leases in 2011.

Liquidity and Capital Resource Requirements

We believe that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months.  However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future.  Our future capital requirements will depend on many factors, including our rate of revenue growth, if any, the expansion of our sales and marketing and research and development activities, the timing and extent of our expansion into new geographic territories, the timing of new products introductions, and the continuing market acceptance of our products.  We may enter into potential material investments in, or acquisitions of, complementary businesses, services, or technologies in the future, which could also require us to seek additional equity or debt financing.  Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through 2019.  The total of the future minimum lease payments under these leases as of March 31, 2012 is $11.6 million.  For additional information, see Note 9 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements.

In the course of our normal operations, we also entered into purchase commitments with our suppliers for various raw materials and components parts.  The purchase commitments covered by these arrangements are subject to change based on our sales forecasts for future deliveries.  As of March 31, 2012, we had approximately $2.6 million of cancellable open purchase order arrangements related primarily to materials and parts.

We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business.  Based on our historical experience and information known to us as of March 31, 2012, we believe that our exposure related to these guarantees and indemnities as of March 31, 2012 was not material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 — “The Company and Summary of Significant Accounting Policies” to the condensed consolidated financial statements regarding the impact of certain recent accounting pronouncements on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in non-U.S. currency exchange rates and interest rates in Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Foreign Currency Risk

Currently, the majority of our revenue contracts have been denominated in United States Dollars.  In some circumstances, we have priced certain international sales in Euros.

As we expand our international sales, we expect that a portion of our revenue could continue to be denominated in foreign currencies.  As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates.  Our international sales and marketing operations incur expense that is denominated in foreign currencies.  This expense could be materially affected by currency fluctuations.  Our exposures are to fluctuations in exchange rates for the United States Dollar versus the Euro.  Changes in currency exchange rates could adversely affect our consolidated operating results or financial position.  Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies.  In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies.  We have not hedged our exposure to changes in foreign currency exchange rates because expenses in foreign currencies have been insignificant to date and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents, short-term investments, and long-term investments.  At March 31, 2012, our short-term investments and long-term investments totaled approximately $19.4 million.  The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.  We invest primarily in high-quality, short-term and long-term debt instruments of the U.S. government and its agencies as well as high-quality corporate issuers.  These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase.  To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than three years

Concentration of Credit Rate Risk

Our investments in marketable debt securities are subject to potential loss of value due to counterparty credit risk.  To minimize this risk, we invest pursuant to a Board-approved investment policy.  The policy mandates high credit rating requirements and restricts our exposure to any single corporate issuer by imposing concentration limits.

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

(b) Changes in internal controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

We are a defendant in a claim made by a vendor related to a supply agreement.  This lawsuit was filed on December 14, 2011, entitled “Morgan Technical Ceramics Auburn, Inc. v. Energy Recovery, Inc.,” in the Alameda County Superior Court of California.  In 2008, we entered into a supply agreement with a vendor in order to manage the cost and availability of key raw materials and components.  The agreement was amended in 2010.  Under the terms of the amended agreement, we committed to future minimum annual purchases of raw materials and components through 2013.  If annual purchase commitments were not met, a penalty of approximately 35% of the remaining open annual minimum purchase requirement could be assessed by the vendor.  In June 2011, due to ongoing quality issues, we notified the vendor of our termination of the agreement for material breach by the vendor.  While we believe that we have meritorious defenses against the suit, the ultimate resolution of this matter, which is expected to occur within one year, could result in a loss ranging from $0 to $1.5 million in excess of the amount accrued.

We are a defendant in a claim made by the former shareholders of Pump Engineering, LLC.  This lawsuit was filed on August 8, 2011, entitled “Roy Radakovich, as representative on behalf of the former shareholders of Pump Engineering, LLC, v. Energy Recovery, Inc.” in the U.S. District Court for the Eastern District of Michigan.  We acquired Pump Engineering, LLC in December 2009.  Under the terms of the purchase agreement, $3.5 million of consideration was contingent upon achievement of certain base performance milestones.  These base performance milestones were tied to (i) achieving certain minimum product energy efficiency metrics ($1.3 million); (ii) meeting certain product delivery time schedules ($1.2 million); and (iii) meeting certain product warranty metrics ($1.0 million).  During the fourth quarter of 2010, the first two base performance milestones were not met.  Accordingly, we withheld payment of $2.5 million under the contractual terms of the purchase agreement.  In their lawsuit, the former shareholders of Pump Engineering, LLC seek damages in the amount of $2.5 million and their litigation costs.

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

We currently derive substantially all of our revenue from sales of products and services used in desalination plants for municipalities, hotels, resorts, and agricultural operations in dry or drought-ridden regions of the world.  The demand for our products may decrease if the construction of desalination plants declines for political, economic, or other factors, especially in these regions.  Other factors that could affect the number and capacity of desalination plants built or the timing of their completion include:  the availability of required engineering and design resources; a weak global economy; shortage in the supply of credit and other forms of financing; changes in government regulations; permitting requirements or priorities; and reduced capital spending for desalination.  Each of these factors could result in reduced or uneven demand for our products.  Pronounced variability or delays in the construction of desalination plants or reductions in spending for desalination could negatively impact our sales and revenue and make it difficult for us to accurately forecast our future sales and revenue, which could lead to increased inventory and use of working capital.

Our revenue and growth depend upon the continued viability and growth of the seawater reverse osmosis desalination industry using current technology.

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

Planned seawater reverse osmosis desalination projects can be cancelled or postponed due to delays in, or failure to obtain, approval, financing, or permitting for plant construction because of political factors, including political unrest in key desalination markets such as the Middle East; adverse and increasingly uncertain financial conditions; or other factors.  Even though we may have a signed contract to provide a certain number of energy recovery devices by a certain date, shipments may be suspended or delayed at the request of customers.  Such shipping delays negatively impact our results of operations and revenue.  As a result of these factors, we have experienced, and may in the future experience, significant variability in our revenue on both an annual and a quarterly basis.

We rely on a limited number of engineering, procurement, and construction firms for a large portion of our revenue.  If these customers delay or cancel their commitments, do not purchase our products in connection with future projects, or are unable to attract and retain sufficient qualified engineers to support their growth, our revenue could significantly decrease, which would adversely affect our financial condition and future growth.

There are a limited number of large engineering, procurement, and construction firms in the desalination industry, and these customers account for a substantial portion of our net revenue.  One or more of these customers represent 10% or more of our total revenue each year, and the customers in this category vary from year to year.  See Note 11 — "Concentrations" to the condensed consolidated financial statements regarding the impact of customer concentrations on our condensed consolidated financial statements.  Since we do not have long-term contracts with these large customers but sell to them on a purchase order or project basis, these orders may be postponed or delayed on short or no notice.  If any of these customers reduces or delays its purchases, cancels a project, decides not to specify our products for future projects, fails to attract and retain qualified engineers and other staff, fails to pay amounts due us, experiences financial difficulties, or experiences reduced demand for its services, we may not be able to replace that lost business and our projected revenue may significantly decrease, which will adversely affect our financial condition and future growth.

We face competition from a number of companies that offer competing energy recovery and pump solutions. If any of these companies produces superior technology or offers more cost-effective products, our competitive position in the market could be harmed and our profits may decline.

The market for energy recovery devices and pumps for desalination plants is competitive and evolving.  We expect competition, especially competition on price and warranty terms, to persist and intensify as the desalination market grows and new competitors enter the market.  Some of our current and potential competitors may have significantly greater financial, technical, marketing, and other resources; longer operating histories; or greater name recognition.  They may also be able to devote greater resources to the development, promotion, sale, and support of their products and respond more quickly to new technology.  These companies may also have more extensive customer bases, broader customer relationships across product lines, or long-standing or exclusive relationships with our current or potential customers.  They may also have more extensive products and product lines that would enable them to offer multi-product or packaged solutions or competing products at lower prices or with other more favorable terms and conditions.  As a result, our ability to sustain our market share may be adversely impacted, which would affect our business, operating results, and financial condition.  In addition, if another one of our competitors were to merge or partner with another company, the change in the competitive landscape could adversely affect our continuing ability to compete effectively.

Global economic conditions could have an adverse effect on our business and results of operations.

Current economic conditions may continue to negatively impact our business and make forecasting future operating results more difficult and uncertain.  A weak global economy may cause our customers to delay product orders or shipments, or delay or cancel planned or new desalination projects, including retrofits, which would reduce our revenue.  Turmoil in the financial and credit markets may also make it difficult for our customers to obtain needed project financing, resulting in lower sales.  Negative economic conditions may also affect our suppliers, which could impede their ability to remain in business and supply us with parts, resulting in delays in the availability or shipment of our products.  In addition, cash, cash equivalents, and short- and long-term investments that we may hold from time to time are typically invested in certificates of deposit, money market funds, government obligations, corporate obligations, and other securities summarized in the notes to the consolidated financial statements included in this report.  Given the current weak global economy, the potential instability of domestic and foreign financial institutions, and external risks such as the European sovereign debt problems, we cannot be assured that we will not experience losses on our investments, which would adversely affect our financial condition.  If current economic conditions persist or worsen and negatively impact the desalination industry, our business, financial condition, or results of operations could be materially and adversely affected.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or guidance.

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

In addition, factors that may affect our operating results include, among others:

●	flucuations in demand, sales cycles, and pricing levels for our products and services;

●	the cyclical nature of equipment purchasing for planned reverse osmosis desalination plants;

●	changes in customers' budgets for desalination plants and the timing of their purchasing decisions;

●	adverse changes in the local or global financing conditions facing our customers;

●	delays or postponements in the construction of desalination plants;

●
our ability to develop, introduce, and timely ship new products and product enhancements that meet customer demand and contractual and technical requirements, including scheduled delivery dates, performance guarantees, product certifications, and warranty terms;

●	the ability of our customers to obtain other critical plant components such as high-pressure pumps or membranes;

●	our ability to implement scalable internal systems for reporting, order processing, product delivery, purchasing, billing, and general accounting, among other functions;

●	our ability to maintain efficient factory throughput in our new facility and minimize overhead given significant variability in orders from quarter to quarter and year to year;

●	unpredictability of governmental regulations and political decision-making as to the approval or building of a desalination plant;

●	our ability to control costs, including our operating expenses;

●	our ability to purchase critical raw materials from third-party suppliers;

●	our ability to compete against other companies that offer energy recovery solutions;

●	our ability to attract and retain highly skilled employees, particularly those with relevant industry experience; and

●	general economic conditions in our domestic and international markets, including conditions that affect the valuation of the U.S. Dollar against other currencies.

If we are unable to collect unbilled receivables, our operating results will be adversely affected.

Our contracts with large engineering, procurement, and construction firms generally contain holdback provisions that delay final installment payments by up to 24 months after the product has been shipped and revenue has been recognized.  Typically, between 10% and 20%, and in some instances up to 30%, of the revenue we receive pursuant to our customer contracts is subject to such holdback provisions and is accounted for as unbilled receivables until we deliver invoices for payment.  Such holdbacks can result in relatively high current and non-current unbilled receivables.  If we are unable to invoice and collect these performance holdbacks or if our customers fail to make these payments when due under the sales contracts, our results of operations will be adversely affected.

If we lose key personnel upon whom we are dependent, we may not be able to execute our strategies.  Our ability to increase our revenue will depend on hiring highly skilled professionals with industry-specific experience, particularly given the unique and complex nature of our devices.

Given the specialized nature of our business, we must hire highly skilled professionals for certain positions with industry-specific experience.  Given the nature of the reverse osmosis desalination industry, the number of qualified candidates for certain positions is limited.  Our ability to grow depends on recruiting and retaining skilled employees with relevant experience, competing with larger, often better known companies, and offering competitive total compensation packages.  Our failure to retain existing or attract future talented and experienced key personnel could harm our business.

The future success of our business may depend on our ability to diversify into new markets outside of desalination while continuing to market, enhance, and scale existing desalination products.

We believe that developing new products for applications outside of desalination is a necessary strategy to accelerate future growth in our business as we continue to market, enhance, and scale existing desalination products.

While new or enhanced products and services have the potential to meet specified needs of new or existing markets, pricing may not meet customer expectations, and our products may not compete favorably with products and services of current or potential competitors.  New products may be delayed or cancelled if they do not meet specifications, performance requirements or quality standards, or perform as expected in a production environment.  Product designs also may not scale as expected.  We may have difficulty finding new markets for our existing technology or developing or acquiring new products for new markets.  Customers may not accept or be slow to adopt new products and services, and potential new markets may be too costly to penetrate.  In addition, we may not be able to offer our products and services that meet customer expectations without decreasing our prices and eroding our margins.  We may also have difficulty executing plans to break into new markets, expanding our operations to successfully manufacture new products, or scaling our operations to accommodate increased business.  If we are unable to develop competitive new products, open new markets, and scale our business to support increased sales and new markets, our business and results of operations will be adversely affected.

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

We previously outsourced the production of our ceramic components to a limited number of ceramic vendors.  In 2011, to diversify our supply of ceramics, insure the availability of a reliable source of quality ceramic components, and retain more control over our intellectual property, we validated internal production capability at our own ceramics plant at our headquarters in San Leandro, California to manufacture most ceramic products used in PXTM devices.  We also completed in 2011 the closure of our manufacturing plant in Michigan and integration of all production operations in San Leandro.  We anticipate that internal production capacity at one location will reduce costs, improve efficiencies and quality, and enhance research and development efforts.

If we are less efficient at producing our ceramic components or are unable to achieve required yields that are equal to or greater than the vendors to which we previously outsourced, then our cost of manufacturing may be adversely affected.  If we are unable to ramp up the internal production of our ceramics parts or manufacture these parts cost-effectively and/or if for any reason we are not able to purchase sufficient raw materials on a timely basis, we may be exposed to capacity shortages, and our business and financial results, including our cost of revenue and margins, may be adversely affected.  In 2011, the expenses associated with completing the integration of our ceramics facility in San Leandro contributed to the decrease in gross profit as a percentage of net revenue in 2011 compared to 2010, and we cannot currently predict whether the integration of our ceramic production at the facility will achieve the supply and cost reduction advantages that we anticipate.  We also cannot predict the degree to which we will achieve future improvement in efficiency or commercial results from research and development efforts.

We do not own sources of, or mine, ceramic raw materials and rely on a limited number of vendors to supply ceramic raw materials for our PXTM products.  If any of our ceramic suppliers were to have financial difficulties, cancel or materially change their commitments with us, or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products and we are unable to make up that shortfall through other sources, we could lose customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results, and financial condition.

The durable nature of the PXTM device may reduce or delay potential aftermarket revenue opportunities.

Our PXTM devices utilize ceramic components that have to date demonstrated high durability, high corrosion resistance, and long life in seawater reverse osmosis desalination applications.  Because most of our PXTM devices have been installed for a limited number of years, it is difficult to accurately predict their performance or endurance over a longer period of time.  In the event that our products are more durable than expected, our opportunity for aftermarket revenue may be deferred.

Our sales cycle can be long and unpredictable, and our sales efforts require considerable time and expense.  As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.

Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our energy recovery products.  This education process can be time-consuming and typically involves a significant product evaluation process.  While the sales cycle for our OEM customers, which are involved with smaller desalination plants, averages one to three months, the average sales cycle for our international engineering, procurement, and construction firm customers, which are involved with larger desalination plants, ranges from six to 16 months and has, in some cases, extended up to 24 months.  In addition, these customers generally must make a significant commitment of resources to test and evaluate our technologies.  As a result, our sales process involving these customers is often subject to delays associated with lengthy approval processes that typically accompany the design, testing, and adoption of new, technologically complex products.  This long sales cycle makes quarter-by-quarter revenue predictions difficult and results in our investing significant resources well in advance of orders for our products.

We have historically experienced significant fluctuations in our results of operations on a quarter-to-quarter basis and expect that such fluctuations will continue, making it difficult for us and the market to anticipate future results.

We have historically experienced a variety of factors that cause our quarterly results of operations to fluctuate significantly.  In some past years, customer buying patterns led to a significant portion of our sales occurring in the fourth quarter, with the risk that delays, cancellations, or other adverse events in the fourth quarter had a substantial negative impact on annual results.  More recently, our results have fluctuated or decreased due to adverse timing of larger orders during the year, the effects of a global decline in new desalination project construction stemming from global economic and financial pressures, and competition.  It is difficult for us and the market to anticipate our future results, and our stock price may be adversely affected by the risks discussed in this paragraph.

We depend on a limited number of suppliers for some of our components.  If our suppliers are not able to meet our demand and/or requirements, our business could be harmed.

We rely on a limited number of suppliers for vessel housings, stainless steel castings, and alumina powder for our PXTM devices and castings for our turbochargers and pumps.  Our reliance on a limited number of manufacturers for these supplies involves a number of risks, including reduced control over delivery schedules, quality assurance, manufacturing yields, production costs, and lack of guaranteed production capacity or product supply.  We do not have long-term supply agreements with these suppliers and instead secure these supplies on a purchase order basis.  Our suppliers have no obligation to supply products to us for any specific period, in any specific quantity, or at any specific price, except as set forth in a particular purchase order.  Our requirements represent a small portion of the total production capacities of these suppliers, and our suppliers may reallocate capacity to other customers, even during periods of high demand for our products.  We have in the past experienced, and may in the future experience, quality control issues and delivery delays with our suppliers due to factors such as high industry demand or the inability of our vendors to consistently meet our quality or delivery requirements.  If our suppliers were to cancel or materially change their commitments with us or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results, and financial condition.  We may qualify additional suppliers in the future, which would require time and resources.  If we do not qualify additional suppliers, we may be exposed to increased risk of capacity shortages due to our dependence on current suppliers.

We are subject to risks related to product defects, which could lead to warranty claims in excess of our warranty provisions or result in a significant or a large number of warranty or other claims in any given year.

We have historically provided a warranty for certain products for a period of one to two years and provided up to a six-year warranty for the ceramic components of our PXTM-branded products.  Based on the evolution of our ceramics technology, we currently expect to increase the ceramics warranty in certain cases at commercial rates.  We test our products in our manufacturing facilities through a variety of means.  However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market, or will replicate the harsh, corrosive, and varied conditions of the desalination and other plants in which they are installed.  In addition, certain components of our turbochargers and pumps are custom-made and may not scale or perform as required in production environments.  Accordingly, there is a risk that we may have significant warranty claims or breach supply agreements due to product defects.  We may incur additional cost of revenue if our warranty provisions do not reflect the actual cost of resolving issues related to defects in our products.  If these additional expenses are significant, they could adversely affect our business, financial condition, and results of operations.  While the number of warranty claims has not been significant to date, we have only offered up to a six-year warranty on the ceramic components of our PXTM products in new sales agreements executed after August 7, 2007, and we have only offered PEI products since December 2009 when we acquired Pump Engineering, LLC.  We cannot quantify the error rate of our products and the ceramic components of our PXTM products with statistical accuracy and cannot assure that a large number of warranty claims will not be filed in a given year.  As a result, our cost of revenue may increase if a significant or large number of warranty or other claims are filed in any specific year, particularly towards the end of any given warranty period.

 If we are unable to protect our technology or enforce our intellectual property rights, our competitive position could be harmed, and we could be required to incur significant expenses to enforce our rights.

Our competitive position depends on our ability to establish and maintain proprietary rights in our technology and to protect our technology from copying by others.  We rely on trade secret, patent, copyright, and trademark laws, as well as confidentiality agreements with employees and third parties, all of which may offer only limited protection.  We hold a limited number of U.S. patents and patents outside the U.S. that are counterparts to several of the U.S. patents, and when their terms expire, we could become more vulnerable to increased competition.  We do not hold issued patents in many of the countries where competing products are used, though we do have pending applications in countries where we have substantial sales activity. Accordingly, the protection of our intellectual property in some of those countries may be limited.  We also do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented, or invalidated.  Moreover, while we believe our remaining issued patents are essential to the protection of our technology, the rights granted under any of our issued patents or patents that may be issued in the future may not provide us with proprietary protection or competitive advantages, and as with any technology, competitors may be able to develop similar or superior technologies now or in the future.  In addition, our granted patents may not prevent misappropriation of our technology, particularly in foreign countries where intellectual property laws may not protect our proprietary rights as fully as those in the United States.  This may render our patents impaired or useless and ultimately expose us to currently unanticipated competition.  Protecting against the unauthorized use of our products, trademarks, and other proprietary rights is expensive, difficult, and in some cases, impossible.  Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others.  This litigation could result in substantial costs and diversion of management resources, either of which could harm our business.

For example, earlier in 2011, we filed a lawsuit, and obtained a temporary restraining order, against a former founder of our company who hired two of our employees and, we believe, used our proprietary technology in order to develop a competing product.  Discovery has not been completed and a trial is currently scheduled for August 2012.  Although we believe that we have a strong case in this matter and have obtained a temporary restraining order, we cannot predict with certainty the degree to which we will ultimately prevail in this or other possible future matters involving former employees or others seeking to use our proprietary technology.

Claims by others that we infringe their proprietary rights could harm our business.

Third parties could claim that our technology infringes their proprietary rights.  In addition, we or our customers may be contacted by third parties suggesting that we obtain a license to certain of their intellectual property rights they may believe we are infringing.  We expect that infringement claims against us may increase as the number of products and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility, we believe that we will face a higher risk of being the subject of intellectual property infringement claims.  Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.  Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages.  A judgment against us could also include an injunction or other court order that could prevent us from offering our products.  In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms, or at all.  Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful.  Any of these events could seriously harm our business.  Third parties may also assert infringement claims against our customers.  Because we generally indemnify our customers if our products infringe the proprietary rights of third parties, any such claims would require us to initiate or defend protracted and costly litigation on their behalf in one or more jurisdictions, regardless of the merits of these claims.  If any of these claims succeeds, we may be forced to pay damages on behalf of our customers.

We are currently involved in legal proceedings, and may be subject to additional future legal proceedings, that may result in material adverse outcomes.

In addition to intellectual property litigation risks discussed above, we are involved, and may become involved in the future, in various commercial and other disputes as well as related claims and legal proceedings that arise from time to time in the course of our business.  We believe we have substantial defenses in the matters currently pending.  However, the process of settling or litigating claims is subject to uncertainties, and our views of these matters may change in the future.  We are not able in all matters to estimate the amount or range of loss that could result from an outcome adverse to us.  We could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations and financial condition.

Please refer to Note 9 — “Commitments and Contingencies” to our condensed consolidated financial statements included in this report for a description of certain legal proceedings currently pending.

Our business entails significant costs that are fixed or difficult to reduce in the short term while demand for our products is variable and subject to downturns, which may adversely affect our operating results.

Our business requires investments in facilities, equipment, R&D, and training that are either fixed or difficult to reduce or scale in the short term.  At the same time, the market for our products is variable and has experienced downturns due to factors such as economic recessions, increased precipitation, uncertain global financial markets, and political changes, many of which are outside our control.  During periods of reduced product demand, we may experience higher relative costs and excess manufacturing capacity, resulting in high overhead and lower gross profit margins, causing cash flow and profitability to decline.  Similarly, while we believe that our existing manufacturing facilities are capable of meeting current demand and demand for the foreseeable future, the continued success of our business depends on our ability to expand our manufacturing, research and development, and testing facilities to meet market needs.  If we are unable to respond timely to an increase in demand, our revenue, gross profit margin, cash flow, and profitability may be adversely affected.

If we need additional capital to fund future growth, it may not be available on favorable terms, or at all.

We have historically relied on outside financing to fund our operations, capital expenditures, and expansion. In our initial public offering in July 2008, we issued approximately 10,000,000 shares of common stock at $8.50 per share before underwriting discount and issuing expenses.  We may require additional capital from equity or debt financing in the future to fund our operations or respond to competitive pressures or strategic opportunities.  We may not be able to secure such additional financing on favorable terms or at all.  The terms of additional financing may place limits on our financial and operating flexibility.  If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities that we issue could have rights, preferences, or privileges senior to those of existing or future holders of our common stock.  If we are unable to obtain necessary financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges or opportunities could be significantly limited.

If foreign and local government entities no longer guarantee and subsidize, or are willing to engage in, the construction and maintenance of desalination plants and projects, the demand for our products would decline and adversely affect our business.

Our products are used in seawater reverse osmosis desalination plants, which are often constructed and maintained with local, regional, or national government guarantees and subsidies, including tax-free bonds.  The rate of construction of desalination plants depends on each governing entity's willingness and ability to obtain and allocate funds for such projects, which capabilities may be affected by the currently weak global financial system and credit market.  In addition, some desalination projects in the Middle East and North Africa have been funded by budget surpluses resulting from once-high crude oil and natural gas prices.  Since prices for crude oil and natural gas vary, governments in those countries may not have the necessary funding for such projects and may cancel the projects or divert funds allocated for them to other projects.  Political unrest, coups, or changes in government administrations, such as recent political changes and unrest in the Middle East, may result in policy or priority changes that may also cause governments to cancel, delay, or re-contract planned or ongoing projects. Government embargoes may also prohibit sales into certain countries.  As a result, the demand for our products could decline and negatively affect our revenue base, our overall profitability, and the pace of our expected growth.

Our products are highly technical and may contain undetected flaws or defects that could harm our business and our reputation and adversely affect our financial condition.

The manufacture of our products is highly technical and some designs and components of our turbochargers and pumps are custom-made.  Our products may contain latent defects or flaws.  We test our products prior to commercial release, and during such testing have discovered, and may in the future discover, flaws and defects that need to be resolved prior to release.  Resolving these flaws and defects can take a significant amount of time and prevent our technical personnel from working on other important tasks.  In addition, our products have contained, and may in the future contain, one or more flaws that were not detected prior to commercial release to our customers.  Some flaws in our products may only be discovered after a product has been installed and used by customers. Any flaws or defects discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers, and increased service and warranty cost, any of which could adversely affect our business, operating results, and financial condition.  In addition, we could face claims for product liability, tort, or breach of warranty.  Our contracts with our customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld or, for reasons of good long-term customer relations, we may not be willing to enforce.  Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and adversely affect the market's perception of us and our products.  In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results, and financial condition could be harmed.

Our international sales and operations subject us to additional risks that may adversely affect our operating results.

Historically, we have derived a significant portion of our revenue from customers whose seawater reverse osmosis desalination facilities are outside of the United States.  Many of these projects are located in emerging growth countries with relatively young or unstable market economies or changing political environments.  These countries may be affected significantly by the current weak global economy and unstable credit markets.  We also rely on sales and technical support personnel stationed in Europe, Asia, and the Middle East, and we expect to continue to add personnel in other countries.  Governmental changes, political unrest or reforms, or changes in the business, regulatory, or political environments of the countries in which we sell our products or have staff could have a material adverse effect on our business, financial condition, and results of operations.

Sales of our products have to date been denominated principally in U.S. Dollars.  If the U.S. Dollar strengthens against most other currencies, it will effectively increase the price of our products in the currency of the countries in which our customers are located.  This may result in our customers seeking lower-priced suppliers, which could adversely impact our revenue, margins, and operating results.  A larger portion of our international revenue may be denominated in foreign currencies in the future, which would subject us to increased risks associated with fluctuations in foreign exchange rates.

Our international contracts and operations subject us to a variety of additional risks, including:

●	political and economic uncertainties, which the current global economic crisis may exacerbate;

●	uncertainties related to the application of local contract and other laws, including reduced protection for intellectual property rights;

●	trade barriers and other regulatory or contractual limitations on our ability to sell and service our products in certain foreign markets;

●	difficulties in enforcing contracts, beginning operations as scheduled, and collecting accounts receivable, especially in emerging markets;

●	increased travel, infrastructure, and legal compliance costs associated with multiple international locations;

●	competing with non-U.S. companies not subject to the U.S. Foreign Corrupt Practices Act;

●	difficulty in attracting, hiring, and retaining qualified personnel; and

●
increasing instability in the capital markets and banking systems worldwide, especially in developing countries, which may limit project financing availability for the construction of desalination plants.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations.  Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, which in turn could adversely affect our business, operating results, and financial condition.

If we fail to manage future growth effectively, our business would be harmed.

Future growth in our business, if it occurs, will place significant demands on our management, infrastructure, and other resources.  To manage any future growth, we will need to hire, integrate, and retain highly skilled and motivated employees.  We will also need to continue to improve our financial and management controls, reporting and operational systems, and procedures.  If we do not effectively manage our growth, our business, operating results, and financial condition would be adversely affected.

Our failure to achieve or maintain adequate internal control over financial reporting in accordance with SEC rules or prevent or detect material misstatements in our annual or interim consolidated financial statements in the future could materially harm our business and cause our stock price to decline.

As a public company, SEC rules require that we maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of published financial statements in accordance with generally accepted accounting principles, or GAAP, in the United States.  Accordingly, we are required to document and test our internal controls and procedures to assess the effectiveness of our internal control over financial reporting.  In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.  In the future, we may identify material weaknesses and deficiencies that we may not be able to remediate in a timely manner.  Our acquisition of Pump Engineering, LLC and possible future acquisitions may increase this risk by expanding the scope and nature of operations over which we must develop and maintain internal control over financial reporting.  If there are material weaknesses or deficiencies in our internal control, we will not be able to conclude that we have maintained effective internal control over financial reporting, or our independent registered public accounting firm may not be able to issue an unqualified report on the effectiveness of our internal control over financial reporting.  As a result, our ability to report our financial results on a timely and accurate basis may be adversely affected, and investors may lose confidence in our financial information, which in turn could cause the market price of our common stock to decrease.  We may also be required to restate our financial statements from prior periods.  In addition, testing and maintaining internal control will require increased management time and resources.  Any failure to maintain effective internal control over financial reporting could impair the success of our business and harm our financial results, and an investor could lose all or a significant portion of their investment.  If we have material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

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

Our past acquisition and future acquisitions could disrupt our business, impact our margins, cause dilution to our stockholders, or harm our financial condition and operating results.

We acquired privately-held Pump Engineering, LLC in late 2009, and in the future, we may invest in other companies, technologies, or assets.  We may not realize the expected benefits from our past or future acquisitions.  We may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all.  If we do complete acquisitions, we cannot assure that they will ultimately strengthen our competitive or financial position or that they will not be viewed negatively by customers, financial markets, investors, or the media.  Acquisitions could also result in shareholder dilution or significant acquisition-related charges for restructuring, share-based compensation, and the amortization of purchased technology and intangible assets.  Expenses resulting from impairment of acquired goodwill, intangible assets, and purchased technology could also increase over time if the fair value of those assets decreases.  A future change in our market conditions, a downturn in our business, or a long-term decline in the quoted market price of our stock may result in a reduction of the fair value of acquisition-related assets.  Any such impairment of goodwill or intangible assets could harm our operating results and financial condition.  In addition, when we make an acquisition, we may have to assume some or all of that entity's liabilities, which may include liabilities that are not fully known at the time of the acquisition.  Future acquisitions may reduce our cash available for operations and other uses.  If we continue to make acquisitions, we may require additional cash or use shares of our common stock as payment, which would cause dilution for our existing stockholders.

Acquisitions, including our 2009 acquisition of Pump Engineering, LLC, entail a number of risks that could harm our ability to achieve their anticipated benefits.  We could have difficulties integrating and retaining key management and other personnel, aligning product plans and sales strategies, coordinating research and development efforts, supporting customer relationships, aligning operations, and integrating accounting, order processing, purchasing, and other support services.  Since acquired companies have different accounting and other operational practices, we may have difficulty harmonizing order processing, accounting, billing, resource management, information technology, and other systems company-wide.  We may also have to invest more than anticipated in product or process improvements.  Especially with acquisitions of privately held or non-US companies, we may face challenges developing and maintaining internal controls consistent with the requirements of the Sarbanes-Oxley Act and US public accounting standards.  Acquisitions may also disrupt our ongoing operations, divert management from day-to-day responsibilities, and disrupt other strategic, research and development, marketing, or sales efforts.  Geographic and time zone differences and disparate corporate cultures may increase the difficulties and risks of an acquisition.  If integration of our acquired businesses or assets is not successful or disrupts our ongoing operations, acquisitions may increase our expenses, harm our competitive position, adversely impact our operating results and financial condition, and fail to achieve anticipated revenue, cost, competitive, or other objectives.

Insiders and principal stockholders will likely have significant influence over matters requiring stockholder approval.

Our directors, executive officers, and other principal stockholders beneficially own, in the aggregate, a substantial amount of our outstanding common stock.  Although they do not have majority control of the outstanding stock, these stockholders will likely have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.

Anti-takeover provisions in our charter documents and under Delaware law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management.  Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

●	authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;

●	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

●	specify that special meetings of our stockholders can be called only by our board of directors, the chairman of the board, the chief executive officer, or the president;

●
establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

●	establish that our board of directors is divided into three classes, Class I, Class II, and Class III, with each class serving staggered terms;

●	provide that our directors may be removed only for cause;

●	provide that vacancies on our board of directors may be filled only by a majority vote of directors then in office, even though less than a quorum;

●	specify that no stockholder is permitted to cumulate votes at any election of directors; and

●	require a super-majority of votes to amend certain of the above-mentioned provisions.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. Section 203 generally prohibits us from engaging in a business combination with an interested stockholder subject to certain exceptions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
January 1 – January 31, 2012	—	—	—	—
February 1 – February 29, 2012	—	—	—	—
March 1 – March 31, 2012	345,062	$2.28	345,062	4,654,938
Total	345,062	$2.28	345,062	4,654,938

In June 2011, our board of directors authorized a stock repurchase program under which up to five million shares of our outstanding stock may be repurchased through June 2012 at the discretion of management.  The Company repurchased 345,062 shares at an aggregate cost of $800,000 in the first quarter of 2012.

From April 1, 2012 through May 4, 2012, the Company repurchased 938,268 shares at an aggregate cost of $2.0 million for a total of 1,283,330 shares repurchased under this program.

Item 6. Exhibits

Exhibit No.	Description
10.44	Annual Incentive Plan

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposed of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Energy Recovery, Inc.

By:	/s/ THOMAS S. ROONEY, JR. Thomas S. Rooney, Jr.	President and Chief Executive Officer (Principal Executive Officer)	May 8, 2012

	/s/ ALEXANDER J. BUEHLER Alexander J. Buehler	Chief Financial Officer (Principal Financial Officer)	May 8, 2012

Exhibit List

Exhibit No.	Description
10.44	Annual Incentive Plan

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposed of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
Exhibit 31.1