Form 10-Q
period 2012-06-30
Energy Recovery, Inc.
filed 2012-08-07
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number: 001-34112

Energy Recovery, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0616867
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1717 Doolittle Drive, San Leandro, CA	94577
(Address of Principal Executive Offices)	(Zip Code)

(510) 483-7370
(Registrant’s Telephone Number, including area code)

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

As of July 31, 2012, there were 50,871,027 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and par value)
(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$18,829	$18,507
Restricted cash	3,832	5,687
Short-term investments	12,033	11,706
Accounts receivable, net of allowance for doubtful accounts of $185 and $248 at June 30, 2012 and December 31, 2011, respectively	9,186	6,498
Unbilled receivables	1,264	1,059
Inventories	7,020	7,824
Deferred tax assets, net	460	460
Prepaid expenses and other current assets	4,287	4,929
Land and building held for sale	1,581	1,660
Total current assets	58,492	58,330
Restricted cash, non-current	5,441	5,232
Long-term investments	4,466	11,198
Property and equipment, net	15,935	16,170
Goodwill	12,790	12,790
Other intangible assets, net	6,468	6,991
Other assets, non-current	2	2
Total assets	$103,594	$110,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,354	$1,506
Accrued expenses and other current liabilities	5,271	6,474
Income taxes payable	29	21
Accrued warranty reserve	943	852
Deferred revenue	1,563	859
Current portion of long-term debt	21	85
Current portion of capital lease obligations	37	82
Total current liabilities	9,218	9,879
Capital lease obligations, non-current	—	18
Deferred tax liabilities, non-current, net	1,634	1,516
Deferred revenue, non-current	230	261
Other non-current liabilities	2,252	2,085
Total liabilities	13,334	13,759
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 52,653,129 and 52,645,129 shares issued at June 30, 2012 and December 31, 2011, respectively; and 50,870,526 and 52,645,129 shares outstanding at June 30, 2012 and December 31, 2011, respectively	53	53
Additional paid-in capital	116,131	114,619
Notes receivable from stockholders	(24)	(23)
Accumulated other comprehensive loss	(53)	(92)
Treasury stock, at cost — 1,782,603 and 0 shares repurchased at June 30, 2012 and December 31, 2011, respectively	(4,000)	—
Accumulated deficit	(21,847)	(17,603)
Total stockholders’ equity	90,260	96,954
Total liabilities and stockholders’ equity	$103,594	$110,713

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue	$12,296	$6,632	$17,052	$16,999
Cost of revenue	5,636	4,304	9,140	10,007
Gross profit	6,660	2,328	7,912	6,992
Operating expenses:
General and administrative	3,606	4,325	7,074	8,382
Sales and marketing	1,772	2,009	3,254	4,079
Research and development	866	871	1,560	1,900
Amortization of intangible assets	261	345	523	691
Restructuring charges	79	—	110	—
Total operating expenses	6,584	7,550	12,521	15,052
Income (loss) from operations	76	(5,222)	(4,609)	(8,060)
Interest expense	(1)	(5)	(5)	(25)
Other non-operating income (expense), net	(9)	61	63	255
Income (loss) before income taxes	66	(5,166)	(4,551)	(7,830)
Benefit from income taxes	(373)	(1,828)	(307)	(2,734)
Net income (loss)	$439	$(3,338)	$(4,244)	$(5,096)
Net income (loss) per share:
Basic	$0.01	$(0.06)	$(0.08)	$(0.10)
Diluted	$0.01	$(0.06)	$(0.08)	$(0.10)
Number of shares used in per share calculations:
Basic	51,432	52,605	52,025	52,592
Diluted	52,070	52,605	52,025	52,592

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$439	$(3,338)	$(4,244)	$(5,096)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13	(5)	7	(17)
Unrealized gain (loss) on investments	(16)	—	32	—
Other comprehensive income (loss)	(3)	(5)	39	(17)
Comprehensive income (loss)	$436	$(3,343)	$(4,205)	$(5,113)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(4,244)	$(5,096)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	1,976	2,407
Loss on disposal of fixed assets	—	77
Loss on impairment of assets held for sale	79	—
Amortization of premiums/discounts on investments	287	—
Interest accrued on notes receivables from stockholders	(1)	(1)
Share-based compensation	1,508	1,314
Loss (gain) on foreign currency transactions	7	(228)
Excess tax benefit from share-based compensation arrangements	—	4
Deferred income taxes	118	—
Provision for doubtful accounts	108	45
Provision for warranty claims	174	253
Valuation adjustments for excess or obsolete inventory	4	51
Other non-cash adjustments	65	12
Changes in operating assets and liabilities:
Accounts receivable	(2,804)	1,392
Unbilled receivables	(192)	(1,862)
Inventories	800	17
Prepaid and other assets	639	(2,081)
Accounts payable	(128)	295
Accrued expenses and other liabilities	(941)	61
Income taxes payable	10	13
Deferred revenue	674	(1,952)
Net cash used in operating activities	(1,861)	(5,279)
Cash Flows From Investing Activities
Capital expenditures	(1,479)	(898)
Proceeds from sale of capitalized assets	—	55
Purchase of marketable securities	(861)	—
Maturities of marketable securities	7,011	—
Restricted cash	1,646	1,348
Net cash provided by investing activities	6,317	505
Cash Flows From Financing Activities
Repayment of long-term debt	(64)	(64)
Repayment of capital lease obligation	(63)	(149)
Net proceeds from issuance of common stock	5	45
Repayment of notes receivable from stockholders	—	16
Repurchase of common stock	(4,000)	—
Net cash used in financing activities	(4,122)	(152)
Effect of exchange rate differences on cash and cash equivalents	(12)	(16)
Net change in cash and cash equivalents	322	(4,942)
Cash and cash equivalents, beginning of period	18,507	55,338
Cash and cash equivalents, end of period	$18,829	$50,396

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Energy Recovery, Inc. (“the Company”, “ERI”, “we”, or “us”) develops, manufactures, and sells high-efficiency energy recovery devices for use in seawater desalination.  Our products are sold under the trademarks AquaBoldTM, AquaSpireTM, ERI®, PX®, PEITM, Pressure Exchanger®, PX Pressure Exchanger®, Pump EngineeringTM, and QuadribaricTM.  Our energy recovery devices make desalination affordable by capturing and reusing the otherwise lost pressure energy from the concentrated seawater reject stream of the desalination process.  We also manufacture and sell high-pressure pumps and circulation pumps for use in desalination.  Our products are developed and manufactured in the United States of America (“U.S.”) at our headquarters in San Leandro, California.  Additionally, we have direct sales and technical support centers in Madrid, Dubai, and Shanghai.

The Company was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001.  Shares of our common stock began trading publicly in July 2008.  At June 30, 2012, we had two wholly-owned subsidiaries: Energy Recovery Iberia, S.L. (incorporated in September 2006) and ERI Energy Recovery Ireland Ltd. (incorporated in April 2010).

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

The presentation of certain assets in our condensed consolidated financial statements has changed from prior periods.  Land and building held for sale in connection with our restructuring plan to consolidate our North American operations is now in escrow to be sold and has been classified as a current asset instead of a long-term asset.  Amounts presented as of December 31, 2011 have been reclassified to conform to the current period presentation.

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

On January 1, 2012, we adopted guidance issued by the FASB under ASU No. 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  This standard requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present other comprehensive income in the statement of changes in equity.  We adopted this guidance by presenting comprehensive income (loss) in a separate consecutive financial statement.

On January 1, 2012, we adopted guidance issued by the FASB under ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurement that are estimated using significant unobservable (Level 3) inputs.  Adoption of this guidance did not have a material impact on our consolidated financial statements.

Note 2 — Goodwill and Other Intangible Assets

Goodwill as of June 30, 2012 of $12.8 million was the result of our acquisition of Pump Engineering, LLC in December 2009.  During the six months ended June 30, 2012, there were no changes in the recognized amount of goodwill.

The components of identifiable other intangible assets, all of which are finite-lived, as of June 30, 2012 and December 31, 2011, respectively, were as follows (in thousands):

	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(1,576)	$—	$4,524
Non-compete agreements	1,310	(938)	—	372
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(155)	—	1,045
Customer relationships	990	(693)	—	297
Patents	585	(313)	(42)	230
Total	$11,485	$(4,975)	$(42)	$6,468

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(1,271)	$—	$4,829
Non-compete agreements	1,310	(861)	—	449
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(125)	—	1,075
Customer relationships	990	(594)	—	396
Patents	585	(301)	(42)	242
Total	$11,485	$(4,452)	$(42)	$6,991

Note 3 — Earnings per Share

Basic and diluted net income (loss) per share is based on the weighted average number of common shares outstanding during the period.  Potentially dilutive securities are excluded from the calculation of income (loss) per share if their inclusion is anti-dilutive.  The following table shows the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30
	2012	2011	2012	2011
Numerator:
Net income (loss)	$439	$(3,338)	$(4,244)	$(5,096)
Denominator:
Basic weighted average common shares outstanding	51,432	52,605	52,025	52,592
Effect of dilutive securities:
Stock options	57	—	—	—
Warrants	581	—	—	—
Diluted weighted average common shares outstanding	52,070	52,605	52,025	52,592

Net income (loss) per share:
Basic	$0.01	$(0.06)	$(0.08)	$(0.10)
Diluted	$0.01	$(0.06)	$(0.08)	$(0.10)

The following potential common shares were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Restricted awards*	7	25	7	25
Stock options	6,317	4,689	6,374	4,689
Warrants	389	970	970	970

*           Includes restricted stock and restricted stock units.

Note 4 — Other Financial Information

Restricted Cash

We have pledged cash in connection with irrevocable standby letters of credit, an equipment promissory note, and contingent payments resulting from a business acquisition.  We have deposited corresponding amounts into money market and non-interest bearing accounts at two financial institutions for these items as follows (in thousands):

	June 30, 2012	December 31, 2011
Contingent and other consideration for acquisition	$2,503	$2,504
Collateral for irrevocable standby letters of credit	1,307	3,094
Collateral for equipment promissory note	22	89
Current restricted cash	$3,832	$5,687

Contingent and other consideration for acquisition	$1,000	$1,000
Collateral for irrevocable standby letters of credit	4,441	4,232
Non-current restricted cash	$5,441	$5,232
Total restricted cash	$9,273	$10,919

Inventories

Our inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$4,075	$4,683
Work in process	1,821	1,550
Finished goods	1,124	1,591
Inventories	$7,020	$7,824

Revenue by Product Category

We manufacture and sell high-efficiency energy recovery devices, high-pressure pumps, and related parts and services under one operating segment (see Note 10 — “Business Segment and Geographic Information”).  Although we operate under one segment, we categorize revenue based on the type of energy recovery device and its related products and services.  The following table reflects revenue by product category for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
PX® devices and related products and service	$10,397	$3,061	$13,475	$11,840
Turbochargers and pumps and related products and services	1,899	3,571	3,577	5,159
Net revenue	$12,296	$6,632	$17,052	$16,999

Property Held for Sale

On June 22, 2012, we signed a purchase agreement to sell the land and building held for sale in Michigan.  The building and land were classified as held for sale as of December 31, 2011 in connection with our restructuring plan to consolidate our North American operations and transfer all manufacturing operations to San Leandro, California.  During the six months ending June 30, 2012, the estimated fair value of the land and building was impaired by $79,000 to reflect the net proceeds expected from the sale.  The sale is expected to be completed in August 2012.

Note 5 — Investments

Our short-term and long-term investments are all classified as available-for-sale.

Available-for-sale securities at June 30, 2012 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
State and local government obligations	$1,115	$—	$(1)	$1,114
Corporate notes and bonds	10,905	15	(1)	10,919
Short-term investments	$12,020	$15	$(2)	$12,033

Agency obligations	$750	$1	$—	$751
State and local government obligations	1,507	—	(2)	1,505
Corporate notes and bonds	2,203	7	—	2,210
Long-term investments	$4,460	$8	$(2)	$4,466
Total available-for-sale securities	$16,480	$23	$(4)	$16,499

Available-for-sale securities at December 31, 2011 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$750	$—	$—	$750
Commercial paper	1,000	—	—	1,000
State and local government obligations	1,611	—	(3)	1,608
Corporate notes and bonds	8,353	1	(6)	8,348
Short-term investments	$11,714	$1	$(9)	$11,706

Agency obligations	$750	$—	$—	$750
State and local government obligations	2,032	1	(1)	2,032
Corporate notes and bonds	8,422	7	(13)	8,416
Long-term investments	$11,204	$8	$(14)	$11,198
Total available-for-sale securities	$22,918	$9	$(23)	$22,904

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.  The amortized cost and fair value of available-for-sale securities that had stated maturities as of June 30, 2012 are shown below by contractual maturity (in thousands):

	June 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$3,433	$3,433
Due after one year through three years	13,047	13,066
Total available-for-sale securities	$16,480	$16,499

Note 6 — Long-Term Debt and Capital Leases

Long-Term Debt

As of June 30, 2012, long-term debt consisted of one equipment promissory note payable.  Future minimum payments under this long-term debt arrangement will be completed in August 2012 and consist of the following (in thousands):

June 30, 2012
2012 (remaining six months)	$21
Less: current portion	(21)
Long-term portion	$—

Lines of Credit

On June 5, 2012, we entered into a loan agreement (the “2012 Agreement”) with a financial institution.  The 2012 Agreement provides for a total available credit line of $16.0 million.  Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans.  The total letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans.  At no time may the aggregate of the revolving loans and letters of credit exceed the total available credit line of $16.0 million.  Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate plus 0% or a Eurodollar loan that bears interest equal to the adjusted LIBO rate plus 1.25%.  Letters of credit are subject to customary fees and expenses for issuance or renewal.  The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line.  The 2012 Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding letters of credit collateralized by the line of credit.  The 2012 Agreement matures on June 5, 2015 and is collateralized by substantially all of our assets.  There were no advances drawn or letters of credit issued under this line of credit as of June 30, 2012.

We are subject to certain financial and administrative covenants under the 2012 Agreement.  As of June 30, 2012, we were in compliance with these covenants.

In 2009, we entered into a loan and security agreement (the “2009 Agreement”) with another financial institution.  The 2009 Agreement, as amended, provided a total available credit line of $16.0 million.  Under the 2009 Agreement, we were allowed to draw advances of up $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the outstanding advances and collateral did not exceed the total available credit line of $16.0 million.  Advances under the revolving line of credit incurred interest based on a prime rate index or LIBOR plus 1.375%.  The 2009 Agreement was further amended in July 2011 and required us to maintain cash collateral balances equal to at least 101% of the face amount of all outstanding letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances.  The amended agreement expired on May 30, 2012.  There were no advances drawn under this line of credit as of June 30, 2012.  As of June 30, 2012 and December 31, 2011, the amount outstanding on irrevocable letters of credit collateralized under the 2009 Agreement totaled approximately $5.6 million and $6.7 million, respectively.

Capital Leases

Future minimum payments under capital leases consist of the following (in thousands):

June 30, 2012
2012 (remaining six months)	$20
2013	18
Total future minimum lease payments	38
Less: amount representing interest	(1)
Present value of net minimum capital lease payments	37
Less: current portion	(37)
Long-term portion	$—

Note 7 — Equity

Stock Repurchase Program

In June 2011, our board of directors authorized a stock repurchase program under which up to five million shares of our outstanding common stock could have been repurchased through June 2012 at the discretion of management.  Share repurchase activity was as follows (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Shares repurchased	1,437,541	—	1,782,603	—
Aggregate cost of shares repurchased	$3,200	$—	$4,000	$—

Share-Based Compensation Expense

For the three and six months ended June 30, 2012 and 2011, we recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$39	$36	$65	$77
General and administrative	479	459	1,024	849
Sales and marketing	171	161	340	297
Research and development	36	51	79	91
Total share-based compensation expense	$725	$707	$1,508	$1,314

As of June 30, 2012, total unrecognized compensation cost related to non-vested share-based awards, net of estimated forfeitures, was $4.0 million, which is expected to be recognized as expense over a weighted average period of approximately 2.6 years.

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

In March 2012, we granted 35,398 stock options to other employees.  The options vest over a four-year period, have a weighted average exercise price of $2.20 per share, and expire 10 years from the grant date.

Note 8 — Income Taxes

As of June 30, 2012, our valuation allowance was approximately $10.3 million.  The effective tax rate for the six months ended June 30, 2012 and 2011 was 7% and 35%, respectively.  These effective tax rates differ from the U.S. statutory rate principally due to the effect of state income taxes, non-deductible share-based compensation, credits related to research and development, change in valuation allowance, and recognition of an uncertain tax position relating to amended state tax returns.  The change in the effective tax rate from the comparable period in the prior year was principally due to changes in our forecasted pre-tax loss and the application of a valuation allowance.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through November 2019.  Future minimum lease payments consist of the following (in thousands):

June 30, 2012
2012 (remaining six months)	$772
2013	1,541
2014	1,627
2015	1,544
2016	1,581
Thereafter	4,492
Total future minimum lease payments	$11,557

Product Warranty

We sell products with a limited warranty for a period ranging from one to six years.  We accrue for warranty costs based on estimated product failure rates, historical activity, and expectations of future costs.  Periodically, we evaluate and adjust the warranty costs to the extent actual warranty costs vary from the original estimates.

The following table summarizes the activity related to the product warranty liability during the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$864	$867	$852	$1,028
Warranty costs charged to cost of revenue	133	176	174	253
Utilization of warranty	(54)	(280)	(83)	(518)
Balance, end of period	$943	$763	$943	$763

Purchase Obligations

We enter into purchase order arrangements with our vendors.  As of June 30, 2012, there are open purchase orders for which we have not yet received the related goods or services.  The majority of these purchase order arrangements are related to various raw materials and component parts and are subject to change based on our sales demand forecasts.  We have the right to cancel most of these arrangements prior to the date of delivery.  As of June 30, 2012, we had approximately $2.5 million of cancellable open purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies, typically customers, in the ordinary course of business.  Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident.  Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is not material.  Accordingly, we have no liabilities recorded for these agreements as of June 30, 2012 and December 31, 2011.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts ranging from 10% to 30% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance of primarily the PX® device.  These guarantees are generally standby letters of credit and typically remain in place for periods ranging from 12 to 48 months, which relate to the underlying product warranty period.  The irrevocable standby letters of credit are collateralized by restricted cash and our credit facility.  Of the $5.7 million in outstanding irrevocable standby letters of credit at June 30, 2012, $5.6 million was issued by one financial institution and $42,000 was issued by another financial institution.  The irrevocable standby letters of credit outstanding at June 30, 2012 were collateralized by restricted cash of $5.7 million.

Litigation

Note 10 – Commitments and Contingencies, under the caption “Litigation” of our Annual Report on Form 10-K filed with the SEC on March 13, 2012, provides information on certain litigation in which we are involved.  There have been no material developments to these matters.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Domestic revenue	$1,200	$1,018	$1,788	$1,891
International revenue	11,096	5,614	15,264	15,108
Total revenue	$12,296	$6,632	$17,052	$16,999

Revenue by country:
Australia	32%	4%	23%	2%
Israel	14%	1%	10%	*
United States	10%	15%	10%	11%
China	8%	1%	8%	11%
Saudi Arabia	2%	12%	1%	6%
India	*	6%	*	19%
Others **	34%	61%	48%	51%
Total	100%	100%	100%	100%

*     Less than 1%.
**     Includes remaining countries not separately disclosed.  No country in this line item accounted for more than 10% of our net revenue during the periods presented.

Approximately 100% of our long-lived assets were located in the United States at June 30, 2012 and December 31, 2011.

Note 11 — Concentrations

Customers accounting for 10% or more of our accounts receivable were as follows:

	June 30, 2012	December 31, 2011
I.V.M. Minrav Sadyt (a consortium of Minrav Holdings, Ltd and Sadyt, a Valoriza Agua company)	14%	*
Via Maris Desalination (a Global Environmental Solutions (GES) company)	12%	*
Theiss Degremont J.V. (a joint venture of Thiess Pty Ltd and Degremont S.A.)	*	16%
Tecton Engineering and Construction LLC	*	13%
*     Less than 10%.

Revenue from customers representing 10% or more of net revenue varies from period to period.  Customers representing 10% or more of net revenue for the periods indicated were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Southern Seawater JV (a joint venture of Tecnicas Reunidas Australia Pty Ltd, Valoriza Water Australia Pty Ltd, A.J. Lucas Operations Pty Ltd, and Worley Parsons Services Pty Ltd)	30%	*	22%	*
IDE Technologies Ltd.	*	*	*	23%
UTE Desaladora Qingdao (a Befesa Agua entity)	*	*	*	10%
*      Less than 10%.

Note 12 — Fair Value Measurements

The authoritative guidance for measuring fair value prioritizes the inputs used in measuring fair value into the following hierarchy:

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

The fair value of financial assets and liabilities measured on a recurring basis for the indicated periods was as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term available-for-sale securities	$12,033	$—	$12,033	$—
Long-term available-for-sale securities	4,466	—	4,466	—
Total assets	$16,499	$—	$16,499	$—
Liabilities:
Contingent consideration*	$1,524	$—	$—	$1,524
Total liabilities	$1,524	$—	$—	$1,524

		Fair Value Measurement at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term available-for-sale securities	$11,706	$—	$11,706	$—
Long-term available-for-sale securities	11,198	—	11,198	—
Total assets	$22,904	$—	$22,904	$—
Liabilities:
Contingent consideration*	$1,524	$—	$—	$1,524
Total liabilities	$1,524	$—	$—	$1,524

*Included in Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities.

The reconciliation of the beginning and ending balance for assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2012 was as follows (in thousands):

Contingent Consideration
Balance, December 31, 2011	$1,524
Loss due to change in value	—
Balance, June 30, 2012	$1,524

As of June 30, 2012, we had assets held for sale of $1.6 million related to our Michigan manufacturing facility.  The building and land were classified as held for sale as of December 31, 2011 in connection with our restructuring plan to consolidate our North American operations and transfer all manufacturing operations to San Leandro, California.  On June 22, 2012, we signed a purchase agreement to sell the land and building held for sale.  The fair value of these assets was determined based on sales data for similar properties and the offered purchase price.  We recognized an impairment loss of $79,000 in the three and six months ended June 30, 2012 to reflect the net proceeds expected from the sale.

The fair value of financial assets and liabilities measured on a non-recurring basis for the indicated periods was as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets held for sale	$1,581	$—	$1,581	$—

		Fair Value Measurement at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Assets held for sale	$1,660	$—	$—	$1,660

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

Forward-looking statements in this report include, without limitation, statements about the following:

•	our expectation that the levels of gross profit margin achieved during the second quarter of 2012 will continue, and even improve;

•	our plan to enhance our existing energy recovery devices and to develop and manufacture new and enhanced versions of these devices;

•	our belief that sales of our PX-300TM and PX-Q300 TM devices will represent a higher percentage of our net revenue in 2012;

•	our belief that the ceramics components of our PX® device will result in low life-cycle maintenance costs and that our turbocharger devices have long operating lives;

•	our objective of finding new applications for our technology and developing new products for use outside of desalination;

•	our belief that our products are the most cost-effective energy recovery devices over time;

•	our expectation that our expenses for research and development will increase;

•	our expectation that we will continue to rely on sales of our energy recovery devices for a substantial portion of our revenue;

•	our belief that our current facilities will be adequate for the foreseeable future;

•	our expectation that sales outside of the United States will remain a significant portion of our revenue;

•	our expectation that future sales and marketing expense will increase as revenue increases;

•	our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated liquidity needs for the foreseeable future;

•	our expectation that, as we expand our international sales, a portion of our revenue could continue to be denominated in foreign currencies.

All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Part II, Item 1A: Risk Factors” and are based on information available to us as of August 7, 2012.  We assume no obligation to update any such forward-looking statements.  It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements.  The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Part II, Item 1A: Risk Factors” and our results disclosed from time to time in our reports on Forms 10-K, 10-Q, and 8-K as well as in our Annual Reports to Stockholders.

The following should be read in conjunction with the condensed consolidated financial statements and related notes included in “Part I, Item 1: Financial Statements” of this quarterly report and the consolidated financial statements and related notes included in our Annual Report on Form 10-K as filed on March 13, 2012.

Overview

We are in the business of designing, developing, and manufacturing energy recovery devices for seawater reverse osmosis desalination.  Our company was founded in 1992, and we introduced the initial version of our Pressure Exchanger® energy recovery device in early 1997.  In December 2009, we acquired Pump Engineering, LLC, which manufactured centrifugal energy recovery devices known as turbochargers and high-pressure pumps.

A significant portion of our net revenue is typically derived from sales to a limited number of major engineering, procurement, and construction firms that are involved with the design and construction of large desalination plants.  Sales to these firms often involve a long sales cycle that can range from 6 to 16 months.  A single large desalination project can generate an order for numerous energy recovery devices and generally represents an opportunity for significant revenue.  We also sell our devices to many small- to medium-sized original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer energy recovery devices per plant, and have shorter sales cycles.

Due to the fact that a single order for our energy recovery devices by a large engineering, procurement, and construction firm for a particular plant may represent significant revenue, we often experience substantial fluctuations in net revenue from quarter to quarter and from year to year.  Historically, our engineering, procurement, and construction customers tended to order a significant amount of equipment for delivery in the fourth quarter and, as a result, a significant portion of our annual sales occurred during that quarter.  In fiscal year 2011, however, fourth quarter revenue did not reflect as high of a percentage of the annual revenues as in past years due to the overall lower percentage of sales to engineering, procurement, and construction firms in 2011.

A limited number of our customers account for a substantial portion of our net revenue and accounts receivable.  Revenue from customers representing 10% or more of net revenue varies from period to period.  For the three months ended June 30, 2012, Southern Seawater JV (a joint venture of Tecnicas Reunidas Australia Pty Ltd, Valoriza Water Australia Pty Ltd, A.J. Lucas Operations Pty Ltd, and Worley Parsons Services Pty Ltd) accounted for approximately 30% of our net revenue. For the three months ended June 30, 2011, no customer accounted for more than 10% of our net revenue.  For the six months ended June 30, 2012, Southern Seawater JV (a joint venture of Tecnicas Reunidas Australia Pty Ltd, Valoriza Water Australia Pty Ltd, A.J. Lucas Operations Pty Ltd, and Worley Parsons Services Pty Ltd) accounted for 22% of our net revenue.  For the six months ended June 30, 2011, IDE Technologies Ltd. and UTE Desaladora Qingdao (a Befesa Agua entity) accounted for approximately 23% and 10% of our net revenue, respectively.  No other customers accounted for more than 10% of our net revenue during any of these periods.

During the three and six months ended June 30, 2012 and 2011, most of our revenue was attributable to sales outside of the United States.  We expect sales outside of the United States to remain a significant portion of our revenue for the foreseeable future.

While our revenue is principally derived from the sale of energy recovery devices, we also derive revenue from the sale of high-pressure and circulation pumps that we manufacture and sell in connection with our energy recovery devices for use in desalination plants.  Additionally, we receive incidental revenue from the sale of spare parts and services that we provide to our customers.

In June 2011, our board of directors authorized a stock repurchase program under which up to five million shares of our outstanding stock could have been repurchased through June 2012 at the discretion of management.  We repurchased 1,437,541 shares at an aggregate cost of $3.2 million in the second quarter of 2012.  A total of 1,782,603 shares at an aggregate cost of $4.0 million was repurchased under this authorization.

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

Second Quarter of 2012 Compared to Second Quarter of 2011

Results of Operations

The following table sets forth certain data from our operating results as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2012		2011		Change Increase / (Decrease)
Results of Operations:**
Net revenue	$12,296	100%	$6,632	100%	$5,664	85%
Cost of revenue	5,636	46%	4,304	65%	1,332	31%
Gross profit	6,660	54%	2,328	35%	4,332	186%
Operating expenses:
General and administrative	3,606	29%	4,325	65%	(719)	(17)%
Sales and marketing	1,772	14%	2,009	30%	(237)	(12)%
Research and development	866	7%	871	13%	(5)	(1)%
Amortization of intangible assets	261	2%	345	5%	(84)	(24)%
Restructuring charges	79	1%	—	0%	79	*
Total operating expenses	6,584	53%	7,550	114%	(966)	(13)%
Income (loss) from operations	76	1%	(5,222)	(79)%	5,298	101%
Interest expense	(1)	(0)%	(5)	(0)%	4	80%
Other non-operating income (expense), net	(9)	(0)%	61	1%	(70)	(115)%
Income (loss) before income taxes	66	1%	(5,166)	(78)%	5,232	101%
Benefit from income taxes	(373)	(3)%	(1,828)	(28)%	1,455	80%
Net income (loss)	$439	4%	$(3,338)	(50)%	$3,777	113%

*      Not meaningful
**      Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue increased $5.7 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The increase was primarily due to increased sales of PX® devices associated with two large mega-project shipments during the second quarter of 2012 compared to the second quarter of 2011, which included no mega-project shipments.

For the three months ended June 30, 2012, sales of PX® devices and related products and services accounted for approximately 85% of our net revenue and sales of turbochargers and pumps and related products and services accounted for approximately 15%.  For the three months ended June 30, 2011, sales of PX® devices and related products and services accounted for approximately 46% of our net revenue and sales of turbochargers and pumps and related products and services accounted for approximately 54%

During the three months ended June 30, 2012 and 2011, a significant portion of our net revenue was attributable to sales outside the United States.  Revenue attributable to domestic and international sales as a percentage of total revenue was as follows:

	Three Months Ended June 30,
	2012	2011
Domestic revenue	10%	15%
International revenue	90%	85%
Net revenue	100%	100%

Gross Profit

Gross profit represents our net revenue less our cost of revenue.  Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components.  For the three months ended June 30, 2012, gross profit as a percentage of net revenue was 54%.  For the three months ended June 30, 2011, gross profit as a percentage of net revenue was 35%.

The increase in gross profit as a percentage of net revenue for the three months ended June 30, 2012 as compared to the same period of last year was primarily due to increased volume and positive operating leverage related to large shipments.  Additionally,  the product mix of higher sales of PX® devices compared to turbochargers and pumps had a positive impact on gross profit, as PX® devices have a higher gross profit margin compared to turbochargers and pumps.  Also contributing to the increased gross profit margin were lower costs realized through our plant consolidation and vertical integration efforts

Future gross profit is highly dependent on the product and customer mix of our net revenues, overall market demand and competition, and the volume of production in our manufacturing plant that determines our operating leverage.  Accordingly, we are not able to predict our future gross profit levels with certainty.  However, we expect that the levels of gross profit margin achieved during the second quarter of 2012 will continue, and even improve, to the extent that volume remains healthy as anticipated through current backlog and sales visibility; manufacturing operations continue to progress while generating higher yields, lower scrap, and greater labor productivity; and strategic initiatives aimed at diversification and product cost reduction become a reality.

General and Administrative Expense

General and administrative expense decreased by $719,000, or 17%, to $3.6 million for the three months ended June 30, 2012 from $4.3 million for the three months ended June 30, 2011.  As a percentage of net revenue, general and administrative expense decreased to 29% for the three months ended June 30, 2012 from 65% for the three months ended June 30, 2011 primarily due to significantly higher net revenue and lower general and administrative expense for the current period.

General and administrative average headcount decreased to 25 in the second quarter of 2012 from 29 in the second quarter of 2011 largely as a result of reductions in force at our corporate headquarters and the closing of our Michigan-based facility during 2011.  In the first half of 2011, our board of directors appointed a new Chief Executive Officer (CEO) and a new Chief Financial Officer (CFO).  General and administrative costs for the second quarter of 2011 included non-recurring expenses related to the appointments of the two new officers and the departures of the former CEO and CFO.

Of the $719,000 decrease in general and administrative expense, $762,000 related to compensation and employee-related benefits, $50,000 related to occupancy costs, and $57,000 related to bad debt expense.  These decreases in costs were offset in part by an increase of $114,000 related to professional and other services and $36,000 of other administrative costs.

Share-based compensation expense included in general and administrative expense was $479,000 and $459,000 for the three months ended June 30, 2012 and 2011, respectively.

Sales and Marketing Expense

Sales and marketing expense decreased by $237,000, or 12%, to $1.8 million for the three months ended June 30, 2012 from $2.0 million for the three months ended June 30, 2011.  As a percentage of net revenue, sales and marketing expense decreased to 14% for the three months ended June 30, 2012 from 30% for the three months ended June 30, 2011 primarily due to significantly higher net revenue and lower sales and marketing expense in the current period.

Sales and marketing average headcount decreased to 25 in the second quarter of 2012 from 29 in the second quarter of 2011.

Of the $237,000 decrease in sales and marketing expense for the three months ended June 30, 2012, $200,000 related to promotional, occupancy, and other costs and $165,000 related to compensation and employee-related benefits.  The decreases were offset by an increase of $128,000 related to commissions for sales representatives.

Share-based compensation expense included in sales and marketing expense was $171,000 and $161,000 for the three months ended June 30, 2012 and 2011, respectively.

Research and Development Expense

Research and development expense decreased by $5,000, or 1%, to $866,000 for the three months ended June 30, 2012 from $871,000 for the three months ended June 30, 2011.  As a percentage of net revenue, research and development expense decreased to 7% for the three months ended June 30, 2011 from 13% for the three months ended June 30, 2011 primarily due to significantly higher net revenue and slightly lower research and development expense for the current period.

Average headcount in our research and development department increased to 15 in the second quarter of 2012 compared to 10 in the second quarter of 2011.

The $5,000 decrease in research and development expense for the three months ended June 30, 2012 was largely the result of us completing our ceramics formulation during 2011.  The production labor transfer costs associated with that activity did not recur in 2012.  The decrease in the ceramic formulation costs from 2011, however, was largely offset by an increase in employee compensation resulting from additions to headcount in 2012 as well as by a slight increase in facility related costs period over period.

Share-based compensation expense included in research and development expense was $36,000 and $51,000 for the three months ended June 30, 2012 and 2011, respectively.

We anticipate that our research and development expense will increase in the future as we expand and diversify our product portfolio for applications outside of desalination.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009.  These intangible assets include developed technology, non-compete agreements, backlog, trademarks, and customer relationships.  Amortization expense decreased by $84,000 during the second quarter of 2012 compared to the second quarter of 2011 due to the full amortization of backlog and one non-compete agreement in 2011.

Restructuring Charges

In July 2011, we initiated a restructuring plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California.   In connection with this restructuring plan, we classified the land and building located in Michigan as assets held for sale at December 31, 2011.  On June 22, 2012, we signed a purchase agreement to sell this land and building.  During the second quarter of 2012, the estimated fair value of the land and building was impaired by $79,000 to reflect the net proceeds expected from the sale.  The sale is expected to be completed in August 2012.

Non-Operating Income (Expense), Net

Non-operating income (expense), net, decreased by $(66,000) to an expense of $(10,000) in the three months ended June 30, 2012 from income of $56,000 in the three months ended June 30, 2011.  The decrease was primarily due to $82,000 in net foreign currency losses recorded during the second quarter of 2012 compared to $59,000 in net foreign currency gains recorded during the second quarter of 2011, largely  a result of an unfavorable change in exchange rates.  The $141,000 unfavorable impact of net foreign currency losses was partially offset by higher interest income of $41,000, a $30,000 favorable change in other income, and lower interest expense of $4,000.

Income Taxes

The income tax benefit was $373,000 in the three months ended June 30, 2012 compared to an income tax benefit of $1.8 million in the three months ended June 30, 2011.  As of December 31, 2011, a valuation allowance of approximately $10.3 million was established to reduce our deferred income tax assets to the amount expected to be realized.  As such, no tax benefit related to our pre-tax loss was recognized for the three months ended June 30, 2012, as there was no change in our assessment of the amount of deferred income tax assets expected to be realized.  The tax benefit recognized in the second quarter of 2012 was related to the recognition of an uncertain tax position relating to amended state tax returns.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Results of Operations

The following table sets forth certain data from our operating results as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2012		2011		Change Increase / (Decrease)
Results of Operations:**
Net revenue	$17,052	100%	$16,999	100%	$53	0%
Cost of revenue	9,140	54%	10,007	59%	(867)	(9)%
Gross profit	7,912	46%	6,992	41%	920	13%
Operating expenses:
General and administrative	7,074	41%	8,382	49%	(1,308)	(16)%
Sales and marketing	3,254	19%	4,079	24%	(825)	(20)%
Research and development	1,560	9%	1,900	11%	(340)	(18)%
Amortization of intangible assets	523	3%	691	4%	(168)	(24)%
Restructuring charges	110	0%	—	0%	110	*
Total operating expenses	12,521	73%	15,052	89%	(2,531)	(17)%
Loss from operations	(4,609)	(27)%	(8,060)	(47)%	3,451	43%
Interest expense	(5)	(0)%	(25)	(0)%	20	80%
Other non-operating income, net	63	0%	255	2%	(192)	(75)%
Loss before income taxes	(4,551)	(27)%	(7,830)	(46)%	3,279	42%
Benefit from income taxes	(307)	(2)%	(2,734)	(16)%	2,427	89%
Net loss	$(4,244)	(25)%	$(5,096)	(30)%	$852	17%

*      Not meaningful
**      Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue increased $53,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  The increase was primarily due to increased sales of PX® devices in the first six months of 2012 compared to the first six months of 2011.  Offsetting the increased sales of PX® devices were lower sales of turbochargers and pumps and lower sales of related products and services in the first six months of 2012 compared to the first six months of 2011.

For the six months ended June 30, 2012, the sales of PX® devices and related products and services accounted for approximately 79% of our net revenue and sales of turbochargers and pumps and related products and services accounted for approximately 21%.  For the six months ended June 30, 2011, the sales of PX® devices and related products and services accounted for approximately 70% of our net revenue and sales of turbochargers and pumps and related products and services accounted for approximately 30%.

During the six months ended June 30, 2012 and 2011, a significant portion of our net revenue was attributable to sales outside the United States.  Revenue attributable to domestic and international sales as a percentage of total revenue was as follows:

	Six Months Ended June 30,
	2012	2011
Domestic revenue	10%	11%
International revenue	90%	89%
Total revenue	100%	100%

Gross Profit

Gross profit represents our net revenue less our cost of revenue.  Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components.  For the six months ended June 30, 2012, gross profit as a percentage of net revenue was 46%.  For the six months ended June 30, 2011, gross profit as a percentage of net revenue was 41%.

The increase in gross profit as a percentage of net revenue for the six months ended June 30, 2012 as compared to the same period of last year was primarily due to the product mix in the first six months of 2012 compared to the first six months of 2011.  Higher sales of PX® devices compared to turbocharger and pump sales had a positive impact on gross profit, as sales of PX® devices have a higher gross profit margin compared to turbochargers and pumps.  The increase in gross profit was also the result of a higher average sales price for PX® devices in the first six months of 2012 compared to the first six months of 2011.

Future gross profit is highly dependent on the product and customer mix of our net revenues, overall market demand and competition, and the volume of production in our manufacturing plant that determines our operating leverage.  Accordingly, we are not able to predict our future gross profit levels with certainty.  However, we expect that the levels of gross profit margin achieved during the second quarter of 2012 will continue, and even improve, to the extent that volume remains healthy as anticipated through current backlog and sales visibility; manufacturing operations continue to progress while generating higher yields, lower scrap, and greater labor productivity; and strategic initiatives aimed at diversification and product cost reduction become a reality.

General and Administrative Expense

General and administrative expense decreased by $1.3 million, or 16%, to $7.1 million for the six months ended June 30, 2012 from $8.4 million for the six months ended June 30, 2011.  As a percentage of net revenue, general and administrative expense decreased to 41% for the six months ended June 30, 2012 from 49% for the six months ended June 30, 2011 primarily due to lower general and administrative expense for the current period.

General and administrative average headcount decreased to 26 in the first six months of 2012 from 32 in the first six months of 2011 largely as a result of reductions in force at our corporate headquarters and the closing of our Michigan-based facility during 2011.  In February 2011, our Chief Executive Officer (CEO) announced his retirement, and our board of directors appointed a new CEO.  During the second quarter of 2011, our board of directors appointed a new Chief Financial Officer (CFO).  General and administrative costs decreased as a result of the non-recurring expenses related to the retirement of the former CEO and former CFO and the appointment of a new CEO and new CFO in the six months ended June 30, 2011 along with the impact of our restructuring activities in 2011.

Of the $1.3 million decrease in general and administrative expense, $1.3 million related to compensation and employee-related benefits, $182,000 related to occupancy costs, $104,000 related to bad debt expense, and $73,000 related to taxes and other administrative costs.  These decreases in costs were offset in part by an increase of $347,000 related to professional and other services.

Share-based compensation expense included in general and administrative expense was $1.0 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively.

Sales and Marketing Expense

Sales and marketing expense decreased by $825,000, or 20%, to $3.3 million for the six months ended June 30, 2012 from $4.1 million for the six months ended June 30, 2011.  As a percentage of net revenue, sales and marketing expense decreased to 19% for the six months ended June 30, 2012 compared to 24% for the six months ended June 30, 2011 primarily due to lower sales and marketing expense for the current period.

Sales and marketing average headcount decreased to 25 in the first six months of 2012 from 28 in the first six months of 2011.

Of the $825,000 decrease in sales and marketing expense for the six months ended June 30, 2012, $317,000 related to compensation and employee-related benefits; $288,000 related to promotional, occupancy, and other costs; and $220,000 related to commissions for sales representatives.

Share-based compensation expense included in sales and marketing expense was $340,000 and $297,000 for the six months ended June 30, 2012 and 2011, respectively.

Research and Development Expense

Research and development expense decreased by $340,000, or 18%, to $1.6 million for the six months ended June 30, 2012 from $1.9 million for the six months ended June 30, 2011.  As a percentage of net revenue, research and development expense decreased to 9% for the six months ended June 30, 2012 from 11% for the six months ended June 30, 2011 primarily due to lower research and development expense for the current period.

Average headcount in our research and development department increased slightly to 14 in the first six months of 2012 compared to 13 in the first six months of 2011.

Of the $340,000 decrease in research and development expense for the six months ended June 30, 2012, $307,000 related to compensation and employee-related benefits largely due to non-recurring labor costs associated with the test runs of our internally developed ceramics formulations during the first half of 2011 and $33,000 related to direct project costs for research and development activities, occupancy, and other costs.

Share-based compensation expense included in research and development expense was $79,000 and $91,000 for six months ended June 30, 2012 and 2011, respectively.

We anticipate that our research and development expense will increase in the future as we expand and diversify our product portfolio for applications outside of desalination.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009.  These intangible assets include developed technology, non-compete agreements, backlog, trademarks, and customer relationships.  Amortization expense decreased by $168,000 during the first six months of 2012 compared to the first six months of 2011 due to the full amortization of backlog and one non-compete agreement in 2011.

Restructuring Charges

In July 2011, we initiated a restructuring plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California.  In connection with this restructuring plan, we classified the land and building located in Michigan as assets held for sale at December 31, 2011.  On June 22, 2012, we signed a purchase agreement to sell this land and building.  For the six months ended June 30, 2012, we incurred additional non-recurring expenses of $110,000 related to this restructuring plan.  Of the $110,000 increase in restructuring charges, $79,000 related to the impairment of the land and building to reflect the net proceeds expected from the sale and $31,000 related to other non-recurring charges associated with the restructuring plan.

Non-Operating Income (Expense), Net

Non-operating income (expense), net, decreased by $172,000 to income of $58,000 in the six months ended June 30, 2012 compared to income of $230,000 in the six months ended June 30, 2011.  The decrease was primarily due to $56,000 in net foreign currency losses recorded during the first half of 2012 compared to $327,000 in net foreign currency gains recorded during the first half of 2011, largely a result of an unfavorable change in exchange rates.  The $383,000 unfavorable impact of net foreign currency losses was partially offset by a $104,000 favorable change in other income, higher interest income of $87,000, and lower interest expense of $20,000. .

Income Taxes

The income tax benefit was $307,000 for the six months ended June 30, 2012 compared to an income tax benefit of $2.7 million for the six months ended June 30, 2011.  As of December 31, 2011, a valuation allowance of approximately $10.3 million was established to reduce our deferred income tax assets to the amount expected to be realized.  As such, no tax benefit related to our pre-tax loss was recognized for the six months ended June 30, 2012 as there was no change in our assessment of the amount of deferred income tax assets expected to be realized.  The tax benefit recognized for the six months ended June 30, 2012 related to the recognition of an uncertain tax position relating to amended state tax returns.

Liquidity and Capital Resources

Overview

Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services, and borrowings under our credit facility.  From January 1, 2005 through June 30, 2012, we issued common stock for aggregate net proceeds of $84.0 million, excluding common stock issued in exchange for promissory notes.  The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of June 30, 2012, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $18.8 million that are invested primarily in money market funds and short-term and long-term investments in marketable debt securities of $16.5 million.  We invest cash not needed for current operations predominantly in high-quality, investment-grade marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We have unbilled receivables pertaining to customer contractual holdback provisions, whereby we invoice the final installment due under a sales contract 12 to 24 months after the product has been shipped to the customer and revenue has been recognized.  The customer holdbacks represent amounts intended to provide a form of security to the customer rather than a form of long-term financing; accordingly, these receivables have not been discounted to present value.  At June 30, 2012 and December 31, 2011, we had $1.3 million and $1.1 million of current unbilled receivables, respectively.

In 2008, we entered into a credit agreement (the “2008 Agreement”) with a financial institution.  The 2008 Agreement, as amended, allowed borrowings of up to $12.0 million on a revolving basis at LIBOR plus 2.75%.  This agreement was terminated in the first quarter of 2009.  As a result of terminating the 2008 Agreement, we were required to transfer cash to a restricted cash account as collateral for outstanding irrevocable standby letters of credit that were collateralized by the credit agreement as of the date of termination.  We were also required to restrict cash as collateral for the outstanding balance on an equipment promissory note.  As of June 30, 2012, $44,000 and $22,000 in cash remains restricted under this arrangement for outstanding standby letters of credit and the equipment promissory note, respectively.  These restricted cash amounts are expected to be released at various dates through 2013.

In 2009, we entered into a loan and security agreement (the “2009 Agreement”) with another financial institution.  The 2009 Agreement, as amended, provided a total available credit line of $16.0 million.  Under this agreement, we were allowed to draw advances of up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for irrevocable standby letters of credit, provided that the aggregate of the outstanding advances and collateral did not exceed the total available credit line of $16.0 million.  Advances under the revolving line of credit incurred interest based on a prime rate index or on LIBOR plus 1.375%.

During the periods presented, we provided certain customers with irrevocable standby letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements.  These letters of credit were issued under our 2009 Agreement.  The standby letters of credit generally terminate within 12 to 48 months from issuance.  As of June 30, 2012, the amounts outstanding on irrevocable letters of credit collateralized under this agreement totaled approximately $5.6 million.

Effective in July 2011, the 2009 Agreement was amended, requiring us to maintain a cash collateral balance equal to at least 101% of the face amount of all outstanding letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances.  As of June 30, 2012, restricted cash related to the standby letters of credit issued under the 2009 Agreement was approximately $5.7 million.  There were no advances drawn under the 2009 Agreement line of credit as of June 30, 2012.  The agreement expired at the end of May 2012.

On June 5, 2012, we entered into a loan agreement (the “2012 Agreement”) with another financial institution.  The 2012 Agreement provides for a total available credit line of $16.0 million.  Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans.  The total letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans.  At no time may the aggregate of the revolving loans and letters of credit exceed the total available credit line of $16.0 million.  Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate plus 0% or a Eurodollar loan that bears interest equal to the adjusted LIBO rate plus 1.25%.  Letters of credit are subject to customary fees and expenses for issuance or renewal.  The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line.  The 2012 Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding letters of credit collateralized by the line of credit.  The 2012 Agreement matures on June 5, 2015 and is collateralized by substantially all of our assets.  There were no advances drawn or letters of credit issued under this line of credit as of June 30, 2012.

Cash Flows from Operating Activities

Net cash used in operating activities was $(1.9) million and $(5.3) million for the six months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012, a net loss of $(4.2) million was adjusted to $81,000 by non-cash items totaling $4.3 million.  For the six months ended June 30, 2011, a net loss of $(5.1) million was adjusted to $(1.2) million by non-cash items totaling $3.9 million.  Non-cash adjustments primarily include depreciation and amortization, unrealized gains and losses on foreign exchange transactions, share-based compensation, and provisions for doubtful accounts, warranty reserves, and excess and obsolete inventory reserves.  At June 30, 2012, non-cash items also included the amortization of premiums/discounts on investments, deferred income taxes, and a loss on the impairment of assets held for sale.

The net cash outflow effect from changes in assets and liabilities was approximately $(1.9) million and $(4.1) million for the six months ended June 30, 2012 and 2011, respectively.  Net changes in assets and liabilities are primarily attributable to changes in inventory as a result of the timing of order processing and product shipments, changes in accounts receivable, deferred revenue, and unbilled receivables as a result of the timing of invoices and collections for large projects, and changes in prepaid expenses and accrued liabilities as a result of the timing of payments to employees, vendors, and other third parties.

Cash Flows from Investing Activities

Cash flows provided by investing activities primarily relate to maturities of investments in marketable securities and the release of restricted cash used to collateralize our letters of credit offset by capital expenditures to support our growth and additional investments in marketable securities.

Net cash provided by investing activities was $6.3 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively.  The favorable variance of $5.8 million in cash flows from investing activities for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to the maturity of marketable securities of $7.0 million and the release of $0.3 million in restricted cash to collateralize standby letters of credit offset by the purchase of marketable securities of $0.9 million and an increase of $0.6 million in capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $(4.1) million and $(152,000) for the six months ended June 30, 2012 and 2011, respectively.  The $4.0 million increase in net cash used in financing activities was primarily due to the use of $4.0 million to repurchase common stock and a $40,000 decrease for stock issued in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  The unfavorable variances were partially offset by a decrease in debt payments during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 of $86,000 as a result of paying off two capital leases in 2011.

Liquidity and Capital Resource Requirements

We believe that our existing cash balances and cash generated from operations will be sufficient to meet our anticipated capital requirements for the foreseeable future.  However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future.  Our future capital requirements will depend on many factors, including our rate of revenue growth, if any, the expansion of sales and marketing and research and development activities, the timing and extent of our expansion into new geographic territories, the timing of new products introductions, the continuing market acceptance of our products, and any possible acquisitions that we might complete to advance our strategy.  We may enter into potential material investments in, or acquisitions of, complementary businesses, services, or technologies in the future, which could also require us to seek additional equity or debt financing.  Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through 2019.  The total of the future minimum lease payments under these leases as of June 30, 2012 was $11.6 million.  For additional information, see Note 9 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements.

In the course of our normal operations, we also enter into purchase commitments with our suppliers for various raw materials and components parts.  The purchase commitments covered by these arrangements are subject to change based on sales forecasts for future deliveries.  As of June 30, 2012, we had approximately $2.5 million of cancellable open purchase order arrangements related primarily to materials and parts.

We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business.  Based on our historical experience and information known to us as of June 30, 2012, we believe that our exposure related to these guarantees and indemnities as of June 30, 2012 was not material.

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

Interest Rate Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents, short-term investments, and long-term investments.  At June 30, 2012, our short-term investments and long-term investments totaled approximately $16.5 million.  The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.  We invest primarily in high-quality, short-term and long-term debt instruments of the U.S. government and its agencies as well as high-quality corporate issuers.  These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase.  To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than three years

Concentration of Credit Rate Risk

Our investments in marketable debt securities are subject to potential loss of value due to counterparty credit risk.  To minimize this risk, we invest pursuant to a Board-approved investment policy.  The policy mandates high-credit-rating requirements and restricts our exposure to any single corporate issuer by imposing concentration limits.

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

(b) Changes in internal controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

Note 10 – Commitments and Contingencies, under the caption “Litigation” of our Annual Report on Form 10-K filed with the SEC on March 13, 2012, provides information on certain litigation in which we are involved.  There have been no material developments to these matters.

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

We currently derive substantially all of our revenue from sales of products and services used in desalination plants for municipalities, hotels, resorts, and agricultural operations in dry or drought-ridden regions of the world.  The demand for our products may decrease if the construction of desalination plants declines for political, economic, or other factors, especially in these regions.  Other factors that could affect the number and capacity of desalination plants built or the timing of their completion include:  the availability of required engineering and design resources; a weak global economy; shortage in the supply of credit and other forms of financing; changes in government regulations; permitting requirements, or priorities; and reduced capital spending for desalination.  Each of these factors could result in reduced or uneven demand for our products.  Pronounced variability or delays in the construction of desalination plants or reductions in spending for desalination could negatively impact our sales and revenue and make it difficult for us to accurately forecast our future sales and revenue, which could lead to increased inventory and use of working capital.

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

There are a limited number of large engineering, procurement, and construction firms in the desalination industry, and these customers account for a substantial portion of our net revenue.  One or more of these customers represent 10% or more of our total revenue each year, and the customers in this category vary from year to year.  See Note 11 — "Concentrations" to the condensed consolidated financial statements regarding the impact of customer concentrations on our condensed consolidated financial statements.  Since we do not have long-term contracts with these large customers but rather sell to them on a purchase order or project basis, these orders may be postponed or delayed on short or no notice.  If any of these customers reduces or delays its purchases, cancels a project, decides not to specify our products for future projects, fails to attract and retain qualified engineers and other staff, fails to pay amounts due us, experiences financial difficulties, or experiences reduced demand for its services, we may not be able to replace that lost business and our projected revenue may significantly decrease, which will adversely affect our financial condition and future growth.

We face competition from a number of companies that offer competing energy recovery and pump solutions. If any of these companies produces superior technology or offers more cost-effective products, our competitive position in the market could be harmed and our profits may decline.

The market for energy recovery devices and pumps for desalination plants is competitive and evolving.  We expect competition, especially competition on price and warranty terms, to persist and intensify as the desalination market grows and new competitors enter the market.  Some of our current and potential competitors may have significantly greater financial, technical, marketing, and other resources; longer operating histories; or greater name recognition.  They may also be able to devote greater resources to the development, promotion, sale, and support of their products and respond more quickly to new technology.  These companies may also have more extensive customer bases, broader customer relationships across product lines, or long-standing or exclusive relationships with our current or potential customers.  They may also have more extensive products and product lines that would enable them to offer multi-product or packaged solutions as well as competing products at lower prices or with other more favorable terms and conditions.  As a result, our ability to sustain our market share may be adversely impacted, which would affect our business, operating results, and financial condition.  In addition, if another one of our competitors were to merge or partner with another company, the change in the competitive landscape could adversely affect our continuing ability to compete effectively.

Global economic conditions could have an adverse effect on our business and results of operations.

Global economic conditions may negatively impact our business and make forecasting future operating results more difficult and uncertain.  A weak global economy may cause our customers to delay product orders or shipments, or delay or cancel planned or new desalination projects, including retrofits, which would reduce our revenue.  Turmoil in the financial and credit markets may also make it difficult for our customers to obtain needed project financing, resulting in lower sales.  Negative economic conditions may also affect our suppliers, which could impede their ability to remain in business and supply us with parts, resulting in delays in the availability or shipment of our products.  In addition, cash, cash equivalents, and short- and long-term investments that we may hold from time to time are typically invested in certificates of deposit, money market funds, government obligations, corporate obligations, and other securities summarized in the notes to the consolidated financial statements included in this report.  Given the currently weak global economy, the potential instability of domestic and foreign financial institutions, and external risks such as the European sovereign debt problems, we cannot be assured that we will not experience losses on our investments, which would adversely affect our financial condition.  If current economic conditions persist or worsen and negatively impact the desalination industry, our business, financial condition, or results of operations could be materially and adversely affected.

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

In addition, factors that may affect our operating results include, among others:

•	fluctuations in demand, sales cycles, and pricing levels for our products and services;

•	the cyclical nature of equipment purchasing for planned reverse osmosis desalination plants;

•	changes in customers' budgets for desalination plants and the timing of their purchasing decisions;

•	adverse changes in the local or global financing conditions facing our customers;

•	delays or postponements in the construction of desalination plants;

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

Our contracts with large engineering, procurement, and construction firms generally contain holdback provisions that delay final installment payments by up to 24 months after the product has been shipped and revenue has been recognized.  Typically, between 10% and 20%, and in some instances up to 30%, of the revenue we recognize pursuant to our customer contracts is subject to such holdback provisions and is accounted for as unbilled receivables until we deliver invoices for payment.  Such holdbacks can result in relatively high current and non-current unbilled receivables.  If we are unable to invoice and collect these performance holdbacks or if our customers fail to make these payments when due under the sales contracts, our results of operations will be adversely affected.

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

While new or enhanced products and services have the potential to meet specified needs of new or existing markets, pricing may not meet customer expectations, and our products may not compete favorably with products and services of current or potential competitors.  New products may be delayed or cancelled if they do not meet specifications, performance requirements, or quality standards, or perform as expected in a production environment.  Product designs also may not scale as expected.  We may have difficulty finding new markets for our existing technology or developing or acquiring new products for new markets.  Customers may not accept or be slow to adopt new products and services, and potential new markets may be too costly to penetrate.  In addition, we may not be able to offer our products and services that meet customer expectations without decreasing our prices and eroding our margins.  We may also have difficulty executing plans to break into new markets, expanding our operations to successfully manufacture new products, or scaling our operations to accommodate increased business.  If we are unable to develop competitive new products, open new markets, and scale our business to support increased sales and new markets, our business and results of operations will be adversely affected.

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

We previously outsourced the production of our ceramic components to a limited number of ceramic vendors.  In 2011, to diversify our supply of ceramics, insure the availability of a reliable source of quality ceramic components, and retain more control over our intellectual property, we validated the internal production capability of our own ceramics plant at our headquarters in San Leandro, California to manufacture most, if not all, ceramic components used in PX® devices.  We also completed in 2011 the closure of our manufacturing plant in Michigan and integration of all production operations in San Leandro.  We anticipate that internal production capacity at one location will reduce costs, improve efficiencies and quality, and enhance research and development efforts.

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

We do not own sources of, or mine, ceramic raw materials and rely on a limited number of vendors to supply ceramic raw materials for our PX® products.  If any of our ceramic suppliers were to have financial difficulties, cancel or materially change their commitments with us, or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products and we are unable to make up that shortfall through other sources, we could lose customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results, and financial condition.

The durable nature of the PX® device may reduce or delay potential aftermarket revenue opportunities.

Our PX® devices utilize ceramic components that have to date demonstrated high durability, high corrosion resistance, and long life in seawater reverse osmosis desalination applications.  Because most of our PX® devices have been installed for a limited number of years, it is difficult to accurately predict their performance or endurance over a longer period of time.  In the event that our products are more durable than expected, our opportunity for aftermarket revenue may be deferred.

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

We have historically experienced a variety of factors that cause our quarterly results of operations to fluctuate significantly.  In some past years, customer-buying patterns led to a significant portion of our sales occurring in the fourth quarter, with the risk that delays, cancellations, or other adverse events in the fourth quarter had a substantial negative impact on annual results.  More recently, our results have fluctuated or decreased due to adverse timing of larger orders during the year, the effects of a global decline in new desalination project construction stemming from global economic and financial pressures, and competition.  It is difficult for us and the market to anticipate our future results, and our stock price may be adversely affected by the risks discussed in this paragraph.

We depend on a limited number of suppliers for some of our components.  If our suppliers are not able to meet our demand and/or requirements, our business could be harmed.

We rely on a limited number of suppliers for vessel housings, stainless steel castings, and alumina powder for our PX® devices and castings for our turbochargers and pumps.  Our reliance on a limited number of manufacturers for these supplies involves a number of risks, including reduced control over delivery schedules, quality assurance, manufacturing yields, production costs, and lack of guaranteed production capacity or product supply.  We do not have long-term supply agreements with these suppliers and instead secure these supplies on a purchase order basis.  Our suppliers have no obligation to supply products to us for any specific period, in any specific quantity, or at any specific price, except as set forth in a particular purchase order.  Our requirements represent a small portion of the total production capacities of these suppliers, and our suppliers may reallocate capacity to other customers, even during periods of high demand for our products.  We have in the past experienced, and may in the future experience, quality control issues and delivery delays with our suppliers due to factors such as high industry demand or the inability of our vendors to consistently meet our quality or delivery requirements.  If our suppliers were to cancel or materially change their commitments to us or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results, and financial condition.  We may qualify additional suppliers in the future, which would require time and resources.  If we do not qualify additional suppliers, we may be exposed to increased risk of capacity shortages due to our dependence on current suppliers.

We are subject to risks related to product defects, which could lead to warranty claims in excess of our warranty provisions or result in a significant or a large number of warranty or other claims in any given year.

We have historically provided a warranty for certain products for a period of one to two years and provided up to a six-year warranty for the ceramic components of our PX®-branded products.  We test our products in our manufacturing facilities through a variety of means.  However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market, or will replicate the harsh, corrosive, and varied conditions of the desalination and other plants in which they are installed.  In addition, certain components of our turbochargers and pumps are custom-made and may not scale or perform as required in production environments.  Accordingly, there is a risk that we may have significant warranty claims or breach supply agreements due to product defects.  We may incur additional cost of revenue if our warranty provisions do not reflect the actual cost of resolving issues related to defects in our products.  If these additional expenses are significant, they could adversely affect our business, financial condition, and results of operations.  While the number of warranty claims has not been significant to date, we have only offered up to a six-year warranty on the ceramic components of our PX® products in new sales agreements executed after August 7, 2007, and we have only offered PEITM products since December 2009 when we acquired Pump Engineering, LLC.  We cannot quantify the error rate of our products and the ceramic components of our PX® products with statistical accuracy and cannot assure that a large number of warranty claims will not be filed in a given year.  As a result, our cost of revenue may increase if a significant or large number of warranty or other claims are filed in any specific year, particularly towards the end of any given warranty period.

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

In addition to intellectual property litigation risks discussed above, we are involved, and may become involved in the future, in various commercial and other disputes as well as related claims and legal proceedings that arise from time to time in the course of our business.  We believe that we have substantial defenses in the matters currently pending.  However, the process of settling or litigating claims is subject to uncertainties, and our views of these matters may change in the future.  We are not able in all matters to estimate the amount or range of loss that could result from an outcome adverse to us.  We could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations and financial condition.

Note 10 – Commitments and Contingencies, under the caption “Litigation” of our Annual Report on Form 10-K filed with the SEC on March 13, 2012, provides information on certain litigation in which we are involved.  There have been no material developments to these matters.

Our business entails significant costs that are fixed or difficult to reduce in the short term while demand for our products is variable and subject to downturns, which may adversely affect our operating results.

Our business requires investments in facilities, equipment, R&D, and training that are either fixed or difficult to reduce or scale in the short term.  At the same time, the market for our products is variable and has experienced downturns due to factors such as economic recessions, increased precipitation, uncertain global financial markets, and political changes, many of which are outside of our control.  During periods of reduced product demand, we may experience higher relative costs and excess manufacturing capacity, resulting in high overhead and lower gross profit margins while causing cash flow and profitability to decline.  Similarly, although we believe that our existing manufacturing facilities are capable of meeting current demand and demand for the foreseeable future, the continued success of our business depends on our ability to expand our manufacturing, research and development, and testing facilities to meet market needs.  If we are unable to respond timely to an increase in demand, our revenue, gross profit margin, cash flow, and profitability may be adversely affected.

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

Our products are used in seawater reverse osmosis desalination plants, which are often constructed and maintained with local, regional, or national government guarantees and subsidies, including tax-free bonds.  The rate of construction of desalination plants depends on each governing entity's willingness and ability to obtain and allocate funds for such projects, which may be affected by the currently fragile global financial system and credit market.  In addition, some desalination projects in the Middle East and North Africa have been funded by budget surpluses resulting from once-high crude oil and natural gas prices.  Since prices for crude oil and natural gas vary, governments in those countries may not have the necessary funding for such projects and may cancel the projects or divert funds allocated for them to other projects.  Political unrest, coups, or changes in government administrations, such as recent political changes and unrest in the Middle East, may result in policy or priority changes that may also cause governments to cancel, delay, or re-contract planned or ongoing projects. Government embargoes may also prohibit sales into certain countries.  As a result, the demand for our products could decline and negatively affect our revenue base, our overall profitability, and the pace of our expected growth.

Our products are highly technical and may contain undetected flaws or defects that could harm our business and our reputation and adversely affect our financial condition.

The manufacture of our products is highly technical and some designs and components of our turbochargers and pumps are custom-made.  Our products may contain latent defects or flaws.  We test our products prior to commercial release, and during such testing have discovered, and may in the future discover, flaws and defects that need to be resolved prior to release.  Resolving these flaws and defects can take a significant amount of time and prevent our technical personnel from working on other important tasks.  In addition, our products have contained, and may in the future contain, one or more flaws that were not detected prior to commercial release to our customers.  Some flaws in our products may only be discovered after a product has been installed and used by customers. Any flaws or defects discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers, and increased service and warranty costs, any of which could adversely affect our business, operating results, and financial condition.  In addition, we could face claims for product liability, tort, or breach of warranty.  Our contracts with our customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld or, for reasons of good long-term customer relations, we may not be willing to enforce.  Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and adversely affect the market's perception of us and our products.  In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results, and financial condition could be harmed.

Our international sales and operations subject us to additional risks that may adversely affect our operating results.

Historically, we have derived a significant portion of our revenue from customers whose seawater reverse osmosis desalination facilities are outside of the United States.  Many of these projects are located in emerging growth countries with relatively young or unstable market economies or changing political environments.  These countries may be affected significantly by global economic conditions and the liquidity of credit markets.  We also rely on sales and technical support personnel stationed in Europe, Asia, and the Middle East, and we expect to continue to add personnel in other countries.  Governmental changes, political unrest or reforms, or changes in the business, regulatory, or political environments of the countries in which we sell our products or have staff could have a material adverse effect on our business, financial condition, and results of operations.

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

Our international contracts and operations subject us to a variety of additional risks, including:

•	political and economic uncertainties;

•	uncertainties related to the application of local contract and other laws, including reduced protection for intellectual property rights;

•	trade barriers and other regulatory or contractual limitations on our ability to sell and service our products in certain foreign markets;

•	difficulties in enforcing contracts, beginning operations as scheduled, and collecting accounts receivable, especially in emerging markets;

•	increased travel, infrastructure, and legal compliance costs associated with multiple international locations;

•	competing with non-U.S. companies not subject to the U.S. Foreign Corrupt Practices Act;

•	difficulty in attracting, hiring, and retaining qualified personnel; and

•	instability in the capital markets and banking systems worldwide, especially in developing countries, which may limit the availability of project financing for the construction of desalination plants.

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

As a public company, SEC rules require that we maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of published financial statements in accordance with generally accepted accounting principles, or GAAP, in the United States.  Accordingly, we are required to document and test our internal controls and procedures to assess the effectiveness of our internal control over financial reporting.  In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.  In the future, we may identify material weaknesses and deficiencies that we may not be able to remediate in a timely manner.  Our acquisition of Pump Engineering, LLC and possible future acquisitions may increase this risk by expanding the scope and nature of operations over which we must develop and maintain internal control over financial reporting.  If there are material weaknesses or deficiencies in our internal control, we will not be able to conclude that we have maintained effective internal control over financial reporting, or our independent registered public accounting firm may not be able to issue an unqualified report on the effectiveness of our internal control over financial reporting.  As a result, our ability to report our financial results on a timely and accurate basis may be adversely affected, and investors may lose confidence in our financial information, which in turn could cause the market price of our common stock to decrease.  We may also be required to restate our financial statements from prior periods.  In addition, testing and maintaining internal control will require increased management time and resources.  Any failure to maintain effective internal control over financial reporting could impair the success of our business and harm our financial results, and an investor could lose all or a significant portion of his/her investment.  If we have material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform to GAAP.  These accounting principles are subject to interpretation by the SEC and various other bodies.  A change in these policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced.  Changes to these rules or the interpretation of our current practices may adversely affect our reported financial results or the manner in which we conduct our business.

Our past acquisition and future acquisitions could disrupt our business, impact our margins, cause dilution to our stockholders, or harm our financial condition and operating results.

We acquired privately-held Pump Engineering, LLC in late 2009, and in the future, we may invest in other companies, technologies, or assets.  We may not realize the expected benefits from our past or future acquisitions.  We may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all.  If we do complete acquisitions, we cannot ensure that they will ultimately strengthen our competitive or financial position or that they will not be viewed negatively by customers, financial markets, investors, or the media.  Acquisitions could also result in shareholder dilution or significant acquisition-related charges for restructuring, share-based compensation, and the amortization of purchased technology and intangible assets.  Expenses resulting from impairment of acquired goodwill, intangible assets, and purchased technology could also increase over time if the fair value of those assets decreases.  A future change in our market conditions, a downturn in our business, or a long-term decline in the quoted market price of our stock may result in a reduction of the fair value of acquisition-related assets.  Any such impairment of goodwill or intangible assets could harm our operating results and financial condition.  In addition, when we make an acquisition, we may have to assume some or all of that entity's liabilities, which may include liabilities that are not fully known at the time of the acquisition.  Future acquisitions may reduce our cash available for operations and other uses.  If we continue to make acquisitions, we may require additional cash or use shares of our common stock as payment, which would cause dilution to our existing stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity during the three months ended June 30, 2012:

Period			Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
April 1	–	April 30, 2012	797,188	$2.11	1,142,250	3,857,750
May 1	–	May 31, 2012	230,746	$2.25	1,372,996	3,627,004
June 1	–	June 30, 2012	409,607	$2.44	1,782,603	—
Total			1,437,541	$2.23	1,782,603	—

In June 2011, our board of directors authorized a stock repurchase program under which up to five million shares of our outstanding common stock could have been repurchased through June 2012 at the discretion of management.

Item 6. Exhibits

Exhibit No.	Description
10.1	Loan Agreement with HSBC Bank, USA, National Association, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 11, 2012

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Registrant: Energy Recovery, Inc.

By:	/s/ THOMAS S. ROONEY, JR.	President and Chief Executive Officer	August 7, 2012
	Thomas S. Rooney, Jr.	(Principal Executive Officer)

	/s/ ALEXANDER J. BUEHLER	Chief Financial Officer	August 7, 2012
	Alexander J. Buehler	(Principal Financial Officer)

Exhibit List

Exhibit No.	Description
10.1	Loan Agreement with HSBC Bank, USA, National Association, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 11, 2012

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.