Form 10-Q
period 2012-09-30
Energy Recovery, Inc.
filed 2012-11-08
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to __________

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

As of October 31, 2012, there were 50,901,527 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and par value)
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$18,287	$18,507
Restricted cash	5,207	5,687
Short-term investments	11,442	11,706
Accounts receivable, net of allowance for doubtful accounts of $145 and $248 at September 30, 2012 and December 31, 2011, respectively	10,224	6,498
Unbilled receivables	1,961	1,059
Inventories	6,521	7,824
Deferred tax assets, net	460	460
Prepaid expenses and other current assets	4,520	4,929
Land and building held for sale	1,417	1,660
Total current assets	60,039	58,330
Restricted cash, non-current	5,101	5,232
Long-term investments	3,705	11,198
Unbilled receivables, non-current	460	—
Property and equipment, net	16,522	16,170
Goodwill	12,790	12,790
Other intangible assets, net	6,206	6,991
Other assets, non-current	2	2
Total assets	$104,825	$110,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,865	$1,506
Accrued expenses and other current liabilities	6,625	6,474
Income taxes payable	32	21
Accrued warranty reserve	1,018	852
Deferred revenue	2,232	859
Current portion of long-term debt	—	85
Current portion of capital lease obligations	24	82
Total current liabilities	11,796	9,879
Capital lease obligations, non-current	—	18
Deferred tax liabilities, non-current, net	1,678	1,516
Deferred revenue, non-current	86	261
Other non-current liabilities	2,229	2,085
Total liabilities	15,789	13,759
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 52,656,629 and 52,645,129 shares issued at September 30, 2012 and December 31, 2011, respectively; and 50,874,026 and 52,645,129 shares outstanding at September 30, 2012 and December 31, 2011, respectively	53	53
Additional paid-in capital	116,725	114,619
Notes receivable from stockholders	(24)	(23)
Accumulated other comprehensive loss	(45)	(92)
Treasury stock, at cost, 1,782,603 and 0 shares repurchased at September 30, 2012 and December 31, 2011, respectively	(4,000)	—
Accumulated deficit	(23,673)	(17,603)
Total stockholders’ equity	89,036	96,954
Total liabilities and stockholders’ equity	$104,825	$110,713

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	$10,498	$4,933	$27,550	$21,932
Cost of revenue	4,696	4,214	13,836	14,221
Gross profit	5,802	719	13,714	7,711
Operating expenses:
General and administrative	3,825	3,571	10,899	11,953
Sales and marketing	1,860	2,291	5,114	6,370
Research and development	1,495	726	3,055	2,626
Amortization of intangible assets	262	346	785	1,037
Restructuring charges	167	470	277	470
Total operating expenses	7,609	7,404	20,130	22,456
Loss from operations	(1,807)	(6,685)	(6,416)	(14,745)
Interest expense	(1)	(5)	(6)	(30)
Other non-operating income (expense), net	36	(127)	99	128
Loss before income taxes	(1,772)	(6,817)	(6,323)	(14,647)
Provision for (benefit from) income taxes	54	4,509	(253)	1,775
Net loss	$(1,826)	$(11,326)	$(6,070)	$(16,422)

Basic and diluted net loss per share	$(0.04)	$(0.22)	$(0.12)	$(0.31)

Shares used in basic and diluted per share calculation	50,872	52,636	51,638	52,602

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(1,826)	$(11,326)	$(6,070)	$(16,422)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5)	10	2	(7)
Unrealized gain on investments	13	—	45	—
Other comprehensive income (loss)	8	10	47	(7)
Comprehensive loss	$(1,818)	$(11,316)	$(6,023)	$(16,429)

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(6,070)	$(16,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,945	3,608
Loss on disposal of fixed assets	—	75
Loss on impairment of assets held for sale	243	—
Amortization of premiums/discounts on investments	402	—
Interest accrued on notes receivables from stockholders	(1)	(1)
Share-based compensation	2,097	2,020
Loss on foreign currency transactions	3	16
Excess tax benefit from share-based compensation arrangements	—	6
Deferred income taxes	162	2,846
(Recovery of) provision for doubtful accounts	(69)	4
Provision for warranty claims	283	469
Valuation adjustments for excess or obsolete inventory	20	63
Other non-cash adjustments	45	18
Changes in operating assets and liabilities:
Accounts receivable	(3,674)	5,837
Unbilled receivables	(1,361)	119
Inventories	1,283	(208)
Prepaid and other assets	405	(247)
Accounts payable	60	131
Accrued expenses and other liabilities	30	(1,105)
Income taxes payable	13	11
Deferred revenue	1,198	(1,740)
Net cash used in operating activities	(1,986)	(4,500)
Cash Flows From Investing Activities
Capital expenditures	(2,105)	(1,841)
Proceeds from sale of capitalized assets	—	415
Purchase of marketable securities	(861)	—
Maturities of marketable securities	8,261	—
Restricted cash	611	(3,746)
Net cash provided by (used in) investing activities	5,906	(5,172)
Cash Flows From Financing Activities
Repayment of long-term debt	(85)	(96)
Repayment of capital lease obligation	(76)	(182)
Net proceeds from issuance of common stock	7	50
Repayment of notes receivable from stockholders	—	16
Repurchase of common stock	(4,000)	—
Net cash used in financing activities	(4,154)	(212)
Effect of exchange rate differences on cash and cash equivalents	14	(24)
Net change in cash and cash equivalents	(220)	(9,908)
Cash and cash equivalents, beginning of period	18,507	55,338
Cash and cash equivalents, end of period	$18,287	$45,430

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Energy Recovery, Inc. (the “Company”, “ERI”, “we”, or “us”) develops, manufactures, and sells high-efficiency energy recovery devices for use in seawater desalination.  Our products are sold under the trademarks AquaBoldTM, AquaSpireTM, ERI®, PX®, PEITM, Pressure Exchanger®, PX Pressure Exchanger®, Pump EngineeringTM, and QuadribaricTM.  Our energy recovery devices make desalination affordable by capturing and reusing the otherwise lost pressure energy from the concentrated seawater reject stream of the desalination process.  We also manufacture and sell high-pressure pumps and circulation pumps for use in desalination.  Our products are developed and manufactured in the United States of America (“U.S.”) at our headquarters in San Leandro, California.  Additionally, we have direct sales and technical support centers in Madrid, Dubai, and Shanghai.

The Company was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001.  Shares of our common stock began trading publicly in July 2008.  At September 30, 2012, we had two wholly-owned subsidiaries: Energy Recovery Iberia, S.L. (incorporated in September 2006) and ERI Energy Recovery Ireland Ltd. (incorporated in April 2010).

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods have been made.  The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The presentation of certain assets in our condensed consolidated financial statements has changed from prior periods.  Land and building held for sale in connection with our restructuring plan to consolidate our North American operations has been classified as a current asset instead of a long-term asset.  Amounts presented as of December 31, 2011 have been reclassified to conform to the current period presentation.

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

On January 1, 2012, we adopted guidance issued by the FASB under ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurement that are estimated using significant unobservable (Level 3) inputs.  Adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Note 2 — Goodwill and Other Intangible Assets

Goodwill as of September 30, 2012 and December 31, 2011 of $12.8 million was the result of our acquisition of Pump Engineering, LLC in December 2009.  During the nine months ended September 30, 2012, there were no changes in the recognized amount of goodwill.

The components of identifiable other intangible assets, all of which are finite-lived, as of September 30, 2012 and December 31, 2011, respectively, were as follows (in thousands):

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(1,728)	$—	$4,372
Non-compete agreements	1,310	(976)	—	334
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(170)	—	1,030
Customer relationships	990	(743)	—	247
Patents	585	(320)	(42)	223
Total	$11,485	$(5,237)	$(42)	$6,206

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(1,271)	$—	$4,829
Non-compete agreements	1,310	(861)	—	449
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(125)	—	1,075
Customer relationships	990	(594)	—	396
Patents	585	(301)	(42)	242
Total	$11,485	$(4,452)	$(42)	$6,991

Note 3 — Earnings per Share

Basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period.  Potentially dilutive securities are excluded from the calculation of loss per share as their inclusion would be anti-dilutive.  The following table shows the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30
	2012	2011	2012	2011
Numerator:
Net loss	$(1,826)	$(11,326)	$(6,070)	$(16,422)
Denominator:
Basic and diluted weighted average common shares outstanding	50,872	52,636	51,638	52,602

Basic and diluted net loss per share	$(0.04)	$(0.22)	$(0.12)	$(0.31)

The following potential common shares were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2012	2011
Stock options	6,595	4,918
Warrants	970	970
Restricted awards*	5	16

*           Includes restricted stock and restricted stock units.

Note 4 — Other Financial Information

Restricted Cash

We have pledged cash in connection with contingent payments resulting from a business acquisition and letters of credit.  We have deposited corresponding amounts into money market and non-interest bearing accounts at three financial institutions for these items as follows (in thousands):

	September 30, 2012	December 31, 2011
Contingent and other consideration for acquisition	$2,504	$2,504
Collateral for letters of credit	2,703	3,094
Collateral for equipment promissory note	—	89
Current restricted cash	$5,207	$5,687

Contingent and other consideration for acquisition	$1,000	$1,000
Collateral for letters of credit	4,101	4,232
Non-current restricted cash	$5,101	$5,232
Total restricted cash	$10,308	$10,919

Inventories

Our inventories consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$3,447	$4,683
Work in process	1,980	1,550
Finished goods	1,094	1,591
Inventories	$6,521	$7,824

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
PX® devices and related products and services	$8,663	$2,770	$22,138	$14,609
Turbochargers and pumps and related products and services	1,835	2,163	5,412	7,323
Net revenue	$10,498	$4,933	$27,550	$21,932

Assets Held for Sale

In July 2011, we initiated a restructuring plan to consolidate our North American operations and transfer all manufacturing operations to our manufacturing center and headquarters in San Leandro, California.  As a result of this plan, amounts related to the building and land in Michigan were classified as held for sale as of December 31, 2011.

On June 22, 2012, we signed a purchase agreement to sell the land and building held for sale.  The sale was expected to be completed in August 2012.  The agreement was not finalized as planned and the property has again been listed for sale with a commercial agent.  During the three and nine months ended September 30, 2012, we assessed the estimated fair value of the assets held for sale and recorded impairment charges of $164,000 and $243,000, respectively, to reflect the current market value of the property.

Note 5 — Investments

Our short-term and long-term investments are all classified as available-for-sale.

Available-for-sale securities at September 30, 2012 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
State and local government obligations	$1,864	$4	$(1)	$1,867
Corporate notes and bonds	9,587	—	(12)	9,575
Short-term investments	$11,451	$4	$(13)	$11,442

Agency obligations	$750	$—	$—	$750
State and local government obligations	757	—	(6)	751
Corporate notes and bonds	2,220	—	(16)	2,204
Long-term investments	$3,727	$—	$(22)	$3,705
Total available-for-sale securities	$15,178	$4	$(35)	$15,147

Available-for-sale securities at December 31, 2011 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$750	$—	$—	$750
Commercial paper	1,000	—	—	1,000
State and local government obligations	1,611	—	(3)	1,608
Corporate notes and bonds	8,353	1	(6)	8,348
Short-term investments	$11,714	$1	$(9)	$11,706

Agency obligations	$750	$—	$—	$750
State and local government obligations	2,032	1	(1)	2,032
Corporate notes and bonds	8,422	7	(13)	8,416
Long-term investments	$11,204	$8	$(14)	$11,198
Total available-for-sale securities	$22,918	$9	$(23)	$22,904

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.  The amortized cost and fair value of available-for-sale securities that had stated maturities as of September 30, 2012 are shown below by contractual maturity (in thousands):

	September 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$2,148	$2,148
Due after one year through three years	13,030	12,999
Total available-for-sale securities	$15,178	$15,147

Note 6 — Long-Term Debt and Capital Leases

Long-Term Debt

As of September 30, 2012, our long-term debt, which consisted of one equipment promissory note, was fully paid.

Lines of Credit

On June 5, 2012, we entered into a loan agreement (the “2012 Agreement”) with a financial institution.  The 2012 Agreement provides for a total available credit line of $16.0 million.  Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans.  The total letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans.  At no time may the aggregate of the revolving loans and letters of credit exceed the total available credit line of $16.0 million.  Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate plus 0% or a Eurodollar loan that bears interest equal to the adjusted LIBO rate plus 1.25%.  Letters of credit are subject to customary fees and expenses for issuance or renewal.  The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line.  The 2012 Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding letters of credit collateralized by the line of credit.  The 2012 Agreement matures on June 5, 2015 and is collateralized by substantially all of our assets.  As of September 30, 2012, there were no advances drawn and $1.2 million in letters of credit collateralized under the 2012 Agreement’s line of credit.

We are subject to certain financial and administrative covenants under the 2012 Agreement.  As of September 30, 2012, we were in compliance with these covenants.

In 2009, we entered into a loan and security agreement (the “2009 Agreement”) with another financial institution.  The 2009 Agreement, as amended, provided a total available credit line of $16.0 million.  Under the 2009 Agreement, we were allowed to draw advances of up $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for letters of credit, provided that the aggregate of the outstanding advances and collateral did not exceed the total available credit line of $16.0 million.  Advances under the revolving line of credit incurred interest based on a prime rate index or LIBOR plus 1.375%.  The 2009 Agreement was further amended in July 2011 and required us to maintain cash collateral balances equal to at least 101% of the face amount of all outstanding letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances.  The amended 2009 Agreement expired on May 30, 2012.  There were no advances drawn under the 2009 Agreement’s credit line at the time it expired.  The amount of outstanding letters of credit collateralized under the 2009 Agreement at December 31, 2011 totaled $6.7 million.  As of September 30, 2012, remaining letters of credit issued under the 2009 Agreement, for which we have restricted cash, totaled $5.5 million.

Capital Leases

Future minimum payments under capital leases consist of the following (in thousands):

September 30, 2012
2012 (remaining three months)	$11
2013	14
Total future minimum lease payments	25
Less: amount representing interest	(1)
Present value of net minimum capital lease payments	24
Less: current portion	(24)
Long-term portion	$—

Note 7 — Equity

Stock Repurchase Program

In June 2011, our Board of Directors authorized a stock repurchase program under which up to five million shares of our outstanding common stock could have been repurchased through June 2012 at the discretion of management.  There was no stock repurchase activity during the three months ended September 30, 2012.  A total of 1,782,603 shares at an aggregate cost of $4.0 million was repurchased under this authorization which expired on June 30, 2012.

Share-Based Compensation Expense

For the three and nine months ended September 30, 2012 and 2011, we recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$25	$35	$90	$112
General and administrative	440	438	1,464	1,287
Sales and marketing	94	180	434	477
Research and development	30	53	109	144
Total share-based compensation expense	$589	$706	$2,097	$2,020

As of September 30, 2012, total unrecognized compensation cost related to non-vested share-based awards, net of estimated forfeitures, was $3.6 million, which is expected to be recognized as expense over a weighted average period of approximately 2.4 years.

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

In August 2012, we granted 319,956 stock options to the non-employee members of our Board of Directors in accordance with the annual compensation terms approved by the Compensation Committee of the Board of Directors.  The options fully vest in June 2013, have a weighted average exercise price of $2.49 per share, and expire 10 years from the grant date.

Note 8 — Income Taxes

As of September 30, 2012, our valuation allowance was approximately $10.3 million.  The effective tax rate for the nine months ended September 30, 2012 and 2011 was 4% and 12%, respectively.  These effective tax rates differ from the U.S. statutory rate principally due to the effect of state income taxes, non-deductible share-based compensation, credits related to research and development, change in valuation allowance, and recognition of an uncertain tax position relating to amended state tax returns.  The change in the effective tax rate from the comparable period in the prior year was principally due to changes in our forecasted pre-tax loss and the application of a valuation allowance.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through November 2019.  Future minimum lease payments consist of the following (in thousands):

September 30, 2012
2012 (remaining three months)	$385
2013	1,541
2014	1,627
2015	1,544
2016	1,581
Thereafter	4,492
Total future minimum lease payments	$11,170

Product Warranty

We sell products with a limited warranty for a period ranging from one to six years.  We accrue for warranty costs based on estimated product failure rates, historical activity, and expectations of future costs.  Periodically, we evaluate and adjust the warranty costs to the extent actual warranty costs vary from the original estimates.

The following table summarizes the activity related to the product warranty liability during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$943	$763	$852	$1,028
Warranty costs charged to cost of revenue	109	216	283	469
Utilization of warranty	(34)	(235)	(117)	(753)
Balance, end of period	$1,018	$744	$1,018	$744

Purchase Obligations

We enter into purchase order arrangements with our vendors.  As of September 30, 2012, there are open purchase orders for which we have not yet received the related goods or services.  The majority of these purchase order arrangements are related to various raw materials and component parts and are subject to change based on our sales demand forecasts.  We have the right to cancel most of these arrangements prior to the date of delivery.  As of September 30, 2012, we had approximately $3.5 million of cancellable open purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies, typically customers, in the ordinary course of business.  Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident.  Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is not material.  Accordingly, we have no liabilities recorded for these agreements as of September 30, 2012 and December 31, 2011.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts ranging from 10% to 30% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance of primarily the PX® device.  These guarantees are generally in the form of letters of credit or bank guarantees secured by letters of credit, typically remain in place for periods ranging from 12 to 48 months, and relate to the underlying product warranty period.  The letters of credit are collateralized by restricted cash and our credit facility.  Of the $6.7 million in outstanding letters of credit at September 30, 2012, $5.5 million was issued under the 2009 Agreement, $1.2 million was issued under the 2012 Agreement, and $42,000 was issued under an earlier agreement.  The letters of credit outstanding at September 30, 2012 were collateralized by restricted cash of $6.8 million.

Litigation

Note 10 – Commitments and Contingencies, under the caption “Litigation” of our Annual Report on Form 10-K filed with the SEC on March 13, 2012, provides information on certain litigation in which we are involved.  Unfavorable rulings, judgments, or settlement terms regarding these litigation matters could have a material adverse impact on our business, financial condition, results of operations, and cash flows.  Although none of the aforementioned litigation can be quantified with absolute certainty, we have established reserves covering exposure relating to contingencies, to the extent they are reasonably estimable and probable based on available facts.  There have been no material developments to these matters from what was disclosed in our Form 10-K.

See also Note 13 — Subsequent Events.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Domestic revenue	$1,266	$243	$3,054	$2,248
International revenue	9,232	4,690	24,496	19,684
Total revenue	$10,498	$4,933	$27,550	$21,932

Revenue by country:
Israel	49%	1%	25%	*
United States	12%	5%	11%	10%
Australia	4%	5%	16%	2%
Saudi Arabia	2%	10%	1%	7%
India	*	17%	*	19%
Others **	33%	62%	47%	62%
Total	100%	100%	100%	100%
*       Less than 1%.
**     Includes remaining countries not separately disclosed.  No country in this line item accounted for more than 10% of our net revenue during the periods presented.

All of our long-lived assets were located in the United States at September 30, 2012 and December 31, 2011.

Note 11 — Concentrations

Customers accounting for 10% or more of our accounts receivable were as follows:

	September 30, 2012	December 31, 2011
I.V.M. Minrav Sadyt (a consortium of Minrav Holdings, Ltd and Sadyt, a Valoriza Agua company)	29%	*
Via Maris Desalination (a Global Environmental Solutions (GES) company)	11%	*
Aquatech Systems (Asia) Pvt. Ltd.	*	17%
UTE Desaladora Skikda (an affiliated entity of Geida) (Geida is a consortium of Befesa Aqua, a subsidiary of Abengoa S.A.; Cobra-Tedagua, a subsidiary of ACS Actividades de Construcción y Servicios, S.A.; and Sadyt S.A., a subsidiary of Sacyr Vallehermoso, S.A.)	*	11%
*     Less than 10%.

Revenue from customers representing 10% or more of net revenue varies from period to period.  Customers representing 10% or more of net revenue for the periods indicated were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
I.V.M. Minrav Sadyt (a consortium of Minrav Holdings, Ltd and Sadyt, a Valoriza Agua company)	38%	*	17%	*
Via Maris Desalination (a Global Environmental Solutions (GES) company)	10%	*	*	*
Southern Seawater JV (a joint venture of Tecnicas Reunidas Australia Pty Ltd, Valoriza Water Australia Pty Ltd, A.J. Lucas Operations Pty Ltd, and Worley Parsons Services Pty Ltd)	*	*	13%	*
Aquatech Systems (Asia) Pvt. Ltd	*	12%	*	*
IDE Technologies Ltd.	*	*	*	18%
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

The fair value of financial assets and liabilities measured on a recurring basis for the indicated periods was as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term available-for-sale securities	$11,442	$—	$11,442	$—
Long-term available-for-sale securities	3,705	—	3,705	—
Total assets	$15,147	$—	$15,147	$—
Liabilities:
Contingent consideration*	$1,524	$—	$—	$1,524
Total liabilities	$1,524	$—	$—	$1,524

		Fair Value Measurement at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term available-for-sale securities	$11,706	$—	$11,706	$—
Long-term available-for-sale securities	11,198	—	11,198	—
Total assets	$22,904	$—	$22,904	$—
Liabilities:
Contingent consideration*	$1,524	$—	$—	$1,524
Total liabilities	$1,524	$—	$—	$1,524
*Included in Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities.

The reconciliation of the beginning and ending balances for assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2012 were as follows (in thousands):

Contingent Consideration
Balance, December 31, 2011	$1,524
Loss due to change in value	—
Balance, September 30, 2012	$1,524

As of September 30, 2012, we had assets held for sale of $1.4 million related to our Michigan manufacturing facility.  The building and land were classified as held for sale as of December 31, 2011 in connection with our restructuring plan to consolidate our North American operations and transfer all manufacturing operations to San Leandro, California.  On June 22, 2012, we signed a purchase agreement to sell the land and building held for sale.  The fair value of the assets at June 30, 2012 was determined based on the offered purchase price, which was considered a directly observable input (Level 2).  Based on these inputs, we recorded impairment charges of $79,000 during the three months ended June 30, 2012.

The sale was expected to be completed in August 2012.  The agreement was not finalized as planned, and the property was again listed for sale with a commercial agent.  During the three months ended September 30, 2012, we assessed the estimated fair value of the assets held for sale and recorded impairment charges of $164,000.  The fair value of these assets was determined based on Level 3 inputs, primarily sales data for similar properties.

The fair value of financial assets and liabilities measured on a non-recurring basis for the indicated periods was as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets held for sale	$1,417	$—	$—	$1,417

		Fair Value Measurement at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets held for sale	$1,660	$—	$—	$1,660

Note 13 — Subsequent Events

On October 25, 2012, we disclosed on a Form 8-K filing that we had entered into a confidential settlement agreement resulting from an alleged breach of contract claim against one of our suppliers.  Without any admission of liability or wrongdoing by the supplier, we received a one-time payment of $775,000, which will be recognized in the fourth quarter of 2012.

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

Forward-looking statements in this report include, without limitation, statements about the following:

•
our belief that the levels of gross profit margin achieved during the second and third quarters of 2012 are sustainable and improvable to the extent that volume remains healthy and we continue to realize cost savings through production efficiencies and enhanced yields;

•	our plan to improve our existing energy recovery devices and to develop and manufacture new and enhanced versions of these devices;

•	our belief that sales of our PX-300TM and PX-Q300 TM devices will represent a higher percentage of our net revenue in 2012;

•	our belief that the ceramics components of our PX® devices will result in low life-cycle maintenance cost;

•	our belief that our turbocharger devices have long operating lives;

•	our objective of finding new applications for our technology and developing new products for use outside of desalination, including oil and gas applications;

•	our belief that our products are the most cost-effective energy recovery devices over time;

•	our expectation that our expenses for research and development will increase;

•	our expectation that we will continue to rely on sales of our energy recovery devices for a substantial portion of our revenue;

•	our belief that our current facilities will be adequate for the foreseeable future;

•	our expectation that sales outside of the United States will remain a significant portion of our revenue;

•	our expectation that future sales and marketing expense will increase;

•	our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated liquidity needs for the foreseeable future;

•	our expectation that, as we expand our international sales, a portion of our revenue could continue to be denominated in foreign currencies.

All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Part II, Item 1A: Risk Factors” and are based on information available to us as of November 8, 2012.  We assume no obligation to update any such forward-looking statements.  It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements.  The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Part II, Item 1A: Risk Factors” and our results disclosed from time to time in our reports on Forms 10-K, 10-Q, and 8-K as well as in our Annual Reports to Stockholders.

The following should be read in conjunction with the condensed consolidated financial statements and related notes included in “Part I, Item 1: Financial Statements” of this quarterly report and the consolidated financial statements and related notes included in our Annual Report on Form 10-K as filed on March 13, 2012.

Overview

We are in the business of designing, developing, and manufacturing energy recovery devices that harness energy from industrial fluid flows and pressure cycles.  Our company was founded in 1992, and we introduced the initial version of our Pressure Exchanger® energy recovery device in early 1997.  In December 2009, we acquired Pump Engineering, LLC, which manufactured centrifugal energy recovery devices known as turbochargers and high-pressure pumps.

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

Due to the fact that a single order for our energy recovery devices by a large engineering, procurement, and construction firm for a particular plant may represent significant revenue, we often experience substantial fluctuations in net revenue from quarter to quarter and from year to year.  Historically, our engineering, procurement, and construction customers tended to order a significant amount of equipment for delivery in the fourth quarter and, as a result, a significant portion of our annual sales occurred during that quarter.  In fiscal year 2011, however, fourth quarter revenue did not reflect as high of a percentage of the annual revenue as in past years due to the overall lower percentage of sales to engineering, procurement, and construction firms in 2011.

A limited number of our customers account for a substantial portion of our net revenue and accounts receivable.  Revenue from customers representing 10% or more of net revenue varies from period to period.  For the three months ended September 30, 2012, I.V.M. Minrav Sadyt (a consortium of Minrav Holdings, Ltd and Sadyt, a Valoriza Agua company) and Via Maris Desalination (a Global Environmental Solutions (GES) company) accounted for approximately 38% and 10% of our net revenue, respectively. For the three months ended September 30, 2011, Aquatech Systems (Asia) Pvt. Ltd. accounted for 12% of our net revenue.  For the nine months ended September 30, 2012, I.V.M. Minrav Sadyt (a consortium of Minrav Holdings, Ltd and Sadyt, a Valoriza Agua company) and Southern Seawater JV (a joint venture of Tecnicas Reunidas Australia Pty Ltd, Valoriza Water Australia Pty Ltd, A.J. Lucas Operations Pty Ltd, and Worley Parsons Services Pty Ltd) accounted for approximately 17% and 13% of our net revenue, respectively.  For the nine months ended September 30, 2011, IDE Technologies Ltd. accounted for approximately 18% of our net revenue.  No other customers accounted for more than 10% of our net revenue during any of these periods.

During the three and nine months ended September 30, 2012 and 2011, most of our revenue was attributable to sales outside of the United States.  We expect sales outside of the United States to remain a significant portion of our net revenue for the foreseeable future.

While our revenue is principally derived from the sale of energy recovery devices, we also derive revenue from the sale of high-pressure and circulation pumps that we manufacture and sell in connection with our energy recovery devices for use in desalination plants.  Additionally, we receive incidental revenue from the sale of spare parts and services that we provide to our customers.

In June 2011, our Board of Directors authorized a stock repurchase program under which up to five million shares of our outstanding common stock could have been repurchased through June 2012 at the discretion of management.  There was no stock repurchase activity during the three months ended September 30, 2012.  A total of 1,782,603 shares at an aggregate cost of $4.0 million was repurchased under this authorization which expired on June 30, 2012.

In July 2011, we initiated a restructuring plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California.   In connection with this restructuring plan, we classified the land and building located in Michigan as assets held for sale at December 31, 2011.  On June 22, 2012, we signed a purchase agreement to sell this land and building.  The sale was expected to be completed in August 2012.  The agreement was not finalized as planned and the property was again listed for sale with a commercial agent.  During the three and nine months ended September 30, 2012, we assessed the estimated fair value of the assets held for sale and recorded impairment charges of $164,000 and $243,000, respectively.

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

Third Quarter of 2012 Compared to Third Quarter of 2011

Results of Operations

The following table sets forth certain data from our operating results as a percentage of net revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2012		2011		Change Increase / (Decrease)
Results of Operations:*
Net revenue	$10,498	100%	$4,933	100%	$5,565	113%
Cost of revenue	4,696	45%	4,214	85%	482	11%
Gross profit	5,802	55%	719	15%	5,083	707%
Operating expenses:
General and administrative	3,825	36%	3,571	72%	254	7%
Sales and marketing	1,860	18%	2,291	46%	(431)	(19%)
Research and development	1,495	14%	726	15%	769	106%
Amortization of intangible assets	262	2%	346	7%	(84)	(24%)
Restructuring charges	167	2%	470	10%	(303)	(64%)
Total operating expenses	7,609	72%	7,404	150%	205	3%
Loss from operations	(1,807)	(17%)	(6,685)	(136%)	4,878	73%
Interest expense	(1)	(0%)	(5)	(0%)	4	80%
Other non-operating income (expense), net	36	(0%)	(127)	(3%)	163	128%
Loss before income taxes	(1,772)	(17%)	(6,817)	(138%)	5,045	74%
Provision for income taxes	54	1%	4,509	91%	(4,455)	(99%)
Net loss	$(1,826)	(17%)	$(11,326)	(230%)	$9,500	84%

*      Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue increased $5.6 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  The increase was primarily due to increased sales of PX® devices associated with large mega-project shipments during the third quarter of 2012 compared to the third quarter of 2011, which included no mega-project shipments.

Revenue by product category as a percentage of net revenue was as follows:

	Three Months Ended September 30,
	2012	2011
PX® devices and related products and services	83%	56%
Turbochargers and pumps and related products and services	17%	44%
Net revenue	100%	100%

During the three months ended September 30, 2012 and 2011, a significant portion of our net revenue was attributable to sales outside of the United States.  Revenue attributable to domestic and international sales as a percentage of net revenue was as follows:

	Three Months Ended September 30,
	2012	2011
Domestic revenue	12%	5%
International revenue	88%	95%
Net revenue	100%	100%

Gross Profit

Gross profit represents our net revenue less our cost of revenue.  Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components.  For the three months ended September 30, 2012, gross profit as a percentage of net revenue was 55%.  For the three months ended September 30, 2011, gross profit as a percentage of net revenue was 15%.

The increase in gross profit as a percentage of net revenue for the three months ended September 30, 2012 as compared to the same period of last year was primarily due to positive operating leverage achieved through increased volume, a product mix that favored PX® devices over turbochargers and pumps, and diminished costs realized through our plant consolidation and vertical integration efforts.

Future gross profit is highly dependent on the product and customer mix of our net revenues, overall market demand and competition, and the volume of production in our manufacturing plant that determines our operating leverage.  Accordingly, we are not able to predict our future gross profit levels with certainty.  However, we believe that the levels of gross profit margin achieved during the second and third quarters of 2012 are sustainable and improvable to the extent that volume remains healthy, our product mix favors PX® devices, and we continue to realize cost savings through production efficiencies and enhanced yields.

General and Administrative Expense

General and administrative expense increased by $254,000, or 7%, to $3.8 million for the three months ended September 30, 2012 from $3.6 million for the three months ended September 30, 2011.  As a percentage of net revenue, general and administrative expense decreased to 36% for the three months ended September 30, 2012 from 72% for the three months ended September 30, 2011 primarily due to significantly higher net revenue offset by slightly higher general and administrative expense for the current period.

General and administrative average headcount decreased to 27 in the third quarter of 2012 from 28 in the third quarter of 2011.

Of the $254,000 increase in general and administrative expense, $279,000 related to professional and other services, $100,000 related to compensation and employee-related benefits, $31,000 related to bad debt expense, and $26,000 related to other administrative costs.  These increases were offset by a decrease of $182,000 in occupancy costs.

Share-based compensation expense included in general and administrative expense was $440,000 and $438,000 for the three months ended September 30, 2012 and 2011, respectively.

Sales and Marketing Expense

Sales and marketing expense decreased by $431,000, or 19%, to $1.9 million for the three months ended September 30, 2012 from $2.3 million for the three months ended September 30, 2011.  As a percentage of net revenue, sales and marketing expense decreased to 18% for the three months ended September 30, 2012 from 46% for the three months ended September 30, 2011 primarily due to significantly higher net revenue and lower sales and marketing expense in the current period.

Sales and marketing average headcount decreased to 23 in the third quarter of 2012 from 28 in the third quarter of 2011.

Of the $431,000 decrease in sales and marketing expense for the three months ended September 30, 2012, $629,000 related to marketing, occupancy, and other costs and $175,000 related to compensation and employee-related benefits.  The decreases were offset by an increase of $373,000 related to commissions for sales representatives.

Share-based compensation expense included in sales and marketing expense was $94,000 and $180,000 for the three months ended September 30, 2012 and 2011, respectively.

Research and Development Expense

Research and development expense increased by $769,000, or 106%, to $1.5 million for the three months ended September 30, 2012 from $0.7 million for the three months ended September 30, 2011.  As a percentage of net revenue, research and development expense decreased to 14% for the three months ended September 30, 2012 from 15% for the three months ended September 30, 2011 primarily due to significantly higher net revenue offset by higher research and development expense for the current period.

Average headcount in our research and development department increased to 16 in the third quarter of 2012 compared to 12 in the third quarter of 2011.

Of the $769,000 increase in research and development expense for the three months ended September 30, 2012, $422,000 related to research and development costs associated with accelerated design and prototyping of new devices for the oil and gas market, $180,000 related to outside consulting and professional fees, $133,000 related to compensation and employee-related benefits, and $34,000 related to facility costs.

Share-based compensation expense included in research and development expense was $30,000 and $53,000 for the three months ended September 30, 2012 and 2011, respectively.

We anticipate that our research and development expense will continue to increase in the future as we expand and diversify our product portfolio for applications outside of desalination, with a preeminent focus on the oil and gas market.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009.  These intangible assets include developed technology, non-compete agreements, backlog, trademarks, and customer relationships.  Amortization expense decreased by $84,000 during the third quarter of 2012 compared to the third quarter of 2011 due to the full amortization of backlog and one non-compete agreement in 2011.

Restructuring Charges

In July 2011, we initiated a restructuring plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California.   In connection with this restructuring plan, we classified the land and building located in Michigan as assets held for sale at December 31, 2011.  On June 22, 2012, we signed a purchase agreement to sell this land and building.  The sale was expected to be completed in August 2012.  The agreement was not finalized as planned and the property was again listed for sale with a commercial agent.

During the three months ended September 30, 2012, we recorded $167,000 related to the restructuring plan.  Of these charges, $164,000 related to impairment charges due to our assessment of the estimated fair value of the assets held for sale based on market studies of similar sales in the area and $3,000 related to other non-recurring charges associated with the restructuring plan.

During the three months ended September 30, 2011, we recorded $470,000 related to the restructuring plan.  Of these charges, $408,000 related to severance and other personnel costs and $62,000 related to other exit costs.

Non-Operating Income (Expense), Net

Non-operating income (expense), net, increased by $167,000 to income of $35,000 in the three months ended September 30, 2012 from expense of $132,000 in the three months ended September 30, 2011.  The increase was primarily due to $1,000 in net foreign currency gains recorded during the third quarter of 2012 compared to $138,000 in net foreign currency losses recorded during the third quarter of 2011.  The $139,000 favorable impact of net foreign currency gains, higher interest and other income of $24,000, and lower interest expense of $4,000 contributed to the favorable change in non-operating income.

Income Taxes

The income tax provision was $54,000 in the three months ended September 30, 2012 compared to an income tax provision of $4.5 million in the three months ended September 30, 2011.  As of December 31, 2011, a valuation allowance of approximately $10.3 million was established to reduce our deferred income tax assets to the amount expected to be realized.  As such, no tax benefit related to our pre-tax loss was recognized for the three months ended September 30, 2012, as there was no change in our assessment of the amount of deferred income tax assets expected to be realized.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Results of Operations

The following table sets forth certain data from our operating results as a percentage of net revenue for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2012		2011		Change Increase / (Decrease)
Results of Operations:*
Net revenue	$27,550	100%	$21,932	100%	$5,618	26%
Cost of revenue	13,836	50%	14,221	65%	(385)	(3%)
Gross profit	13,714	50%	7,711	35%	6,003	78%
Operating expenses:
General and administrative	10,899	40%	11,953	55%	(1,054)	(9%)
Sales and marketing	5,114	19%	6,370	29%	(1,256)	(20%)
Research and development	3,055	11%	2,626	12%	429	16%
Amortization of intangible assets	785	3%	1,037	5%	(252)	(24%)
Restructuring charges	277	1%	470	2%	(193)	(41%)
Total operating expenses	20,130	73%	22,456	102%	(2,326)	(10%)
Loss from operations	(6,416)	(23%)	(14,745)	(67%)	8,329	56%
Interest expense	(6)	(0%)	(30)	(0%)	24	80%
Other non-operating income, net	99	0%	128	1%	(29)	(23%)
Loss before income taxes	(6,323)	(23%)	(14,647)	(67%)	8,324	57%
(Benefit from) provision for income taxes	(253)	(1%)	1,775	8%	(2,028)	(114%)
Net loss	$(6,070)	(22%)	$(16,422)	(75%)	$10,352	63%

*      Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue increased $5.6 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  The increase was primarily due to increased sales of PX® devices in the first nine months of 2012 compared to the first nine months of 2011.  Offsetting the increased sales of PX® devices were lower sales of turbochargers and pumps and lower sales of related products and services in the first nine months of 2012 compared to the first nine months of 2011.

Revenue by product category as a percentage of net revenue was as follows:

	Three Months Ended September 30,
	2012	2011
PX® devices and related products and services	80%	67%
Turbochargers and pumps and related products and services	20%	33%
Net revenue	100%	100%

During the nine months ended September 30, 2012 and 2011, a significant portion of our net revenue was attributable to sales outside of the United States.  Revenue attributable to domestic and international sales as a percentage of net revenue was as follows:

	Nine Months Ended September 30,
	2012	2011
Domestic revenue	11%	10%
International revenue	89%	90%
Total revenue	100%	100%

Gross Profit

Gross profit represents our net revenue less our cost of revenue.  Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components.  For the nine months ended September 30, 2012, gross profit as a percentage of net revenue was 50%.  For the nine months ended September 30, 2011, gross profit as a percentage of net revenue was 35%.

The increase in gross profit as a percentage of net revenue for the nine months ended September 30, 2012 as compared to the same period of last year was primarily due to the product mix in the first nine months of 2012 compared to the first nine months of 2011.  Higher sales of PX® devices compared to turbocharger and pump sales had a positive impact on gross profit, as sales of PX® devices have a higher gross profit margin compared to turbochargers and pumps.

Future gross profit is highly dependent on the product and customer mix of our net revenues, overall market demand and competition, and the volume of production in our manufacturing plant that determines our operating leverage.  Accordingly, we are not able to predict our future gross profit levels with certainty.  However, we believe that the levels of gross profit margin achieved during the second and third quarters of 2012 are sustainable and improvable to the extent that volume remains healthy, our product mix favors PX® devices, and we continue to realize cost savings through production efficiencies and enhanced yields.

General and Administrative Expense

General and administrative expense decreased by $1.1 million, or 9%, to $10.9 million for the nine months ended September 30, 2012 from $12.0 million for the nine months ended September 30, 2011.  As a percentage of net revenue, general and administrative expense decreased to 40% for the nine months ended September 30, 2012 from 55% for the nine months ended September 30, 2011 primarily due to higher net revenue and lower general and administrative expense in 2012.

General and administrative average headcount decreased to 27 in the first nine months of 2012 from 32 in the first nine months of 2011 largely as a result of reductions in force at our corporate headquarters and the closing of our Michigan-based facility during 2011.  In February 2011, our Chief Executive Officer (CEO) announced his retirement, and our Board of Directors appointed a new CEO.  During the second quarter of 2011, our Board of Directors appointed a new Chief Financial Officer (CFO).  General and administrative costs decreased as a result of the non-recurring expenses related to the retirement of the former CEO and former CFO and the appointment of a new CEO and new CFO in the nine months ended September 30, 2011 along with the impact of our restructuring activities in 2011.

Of the $1.1 million decrease in general and administrative expense, $1.2 million related to compensation and employee-related benefits, $364,000 related to occupancy costs, $73,000 related to bad debt expense, and $47,000 related to taxes and other administrative costs.  These decreases were offset by an increase of $627,000 related to professional and other services.

Share-based compensation expense included in general and administrative expense was $1.5 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Sales and Marketing Expense

Sales and marketing expense decreased by $1.3 million, or 20%, to $5.1 million for the nine months ended September 30, 2012 from $6.4 million for the nine months ended September 30, 2011.  As a percentage of net revenue, sales and marketing expense decreased to 19% for the nine months ended September 30, 2012 compared to 29% for the nine months ended September 30, 2011 primarily due to higher net revenue and lower sales and marketing expense in 2012.

Sales and marketing average headcount decreased to 24 in the first nine months of 2012 from 28 in the first nine months of 2011.

Of the $1.3 million decrease in sales and marketing expense for the nine months ended September 30, 2012, $917,000 related to promotional, occupancy, and other costs and $492,000 related to compensation and employee-related benefits.  The decreases were offset by an increase of $153,000 related to commissions for sales representatives.

Share-based compensation expense included in sales and marketing expense was $434,000 and $477,000 for the nine months ended September 30, 2012 and 2011, respectively.

Research and Development Expense

Research and development expense increased by $429,000, or 16%, to $3.1 million for the nine months ended September 30, 2012 from $2.6 million for the nine months ended September 30, 2011.  As a percentage of net revenue, research and development expense decreased to 11% for the nine months ended September 30, 2012 from 12% for the nine months ended September 30, 2011 primarily due to higher net revenue offset by higher research and development expense in 2012.

Average headcount in our research and development department increased to 15 in the first nine months of 2012 compared to 13 in the first nine months of 2011.

Of the $429,000 increase in research and development expense for the nine months ended September 30, 2012, $381,000 related to research and development costs associated with accelerated design and prototyping of new devices for the oil and gas market, $200,000 related to outside consulting and professional fees, and $33,000 related to facility costs.  The increases were offset by $173,000 related to compensation and employee-related benefits largely due to non-recurring labor costs associated with the test runs of our internally developed ceramics formulations during the first nine months of 2011 and $12,000 of other costs.

Share-based compensation expense included in research and development expense was $109,000 and $144,000 for the nine months ended September 30, 2012 and 2011, respectively.

We anticipate that our research and development expense will continue to increase in the future as we expand and diversify our product portfolio for applications outside of desalination, with a preeminent focus on the oil and gas market.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009.  These intangible assets include developed technology, non-compete agreements, backlog, trademarks, and customer relationships.  Amortization expense decreased by $252,000 during the first nine months of 2012 compared to the first nine months of 2011 due to the full amortization of backlog and one non-compete agreement in 2011.

Restructuring Charges

In July 2011, we initiated a restructuring plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California.   In connection with this restructuring plan, we classified the land and building located in Michigan as assets held for sale at December 31, 2011.  On June 22, 2012, we signed a purchase agreement to sell this land and building.  The sale was expected to be completed in August 2012.  The agreement was not finalized as planned and the property was again listed for sale with a commercial agent.

During the nine months ended September 30, 2012, we recorded $277,000 related to the restructuring plan.  Of these charges, $243,000 related to the impairment of the land and building held for sale based on market studies of similar sales in the area and $34,000 related to other non-recurring charges associated with the restructuring plan.

During the nine months ended September 30, 2011, we recorded $470,000 related to the restructuring plan.  Of these charges, $408,000 related to severance and other personnel costs and $62,000 related to other exit costs.

Non-Operating Income (Expense), Net

Non-operating income (expense), net, decreased by $5,000 to income of $93,000 in the nine months ended September 30, 2012 compared to income of $98,000 in the nine months ended September 30, 2011.  The decrease was primarily due to $54,000 in net foreign currency losses recorded in 2012 compared to $189,000 in net foreign currency gains recorded in 2011.  The $243,000 unfavorable impact of net foreign currency losses was offset by higher interest income of $115,000, a $99,000 favorable change in other income, and lower interest expense of $24,000.

Income Taxes

The income tax benefit was $253,000 for the nine months ended September 30, 2012 compared to an income tax provision of $1.8 million for the nine months ended September 30, 2011.  As of December 31, 2011, a valuation allowance of approximately $10.3 million was established to reduce our deferred income tax assets to the amount expected to be realized.  As such, no tax benefit related to our pre-tax loss was recognized for the nine months ended September 30, 2012, as there was no change in our assessment of the amount of deferred income tax assets expected to be realized.  The tax benefit recognized for the nine months ended September 30, 2012 related to the recognition of an uncertain tax position due to amended state tax returns.

Liquidity and Capital Resources

Overview

Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services, and borrowings under our credit facility.  From January 1, 2005 through September 30, 2012, we issued common stock for aggregate net proceeds of $84.0 million, excluding common stock issued in exchange for promissory notes.  The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of September 30, 2012, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $18.3 million that are invested primarily in money market funds and of short-term and long-term investments of $15.1 million that are primarily invested in marketable debt securities.  We invest cash not needed for current operations predominantly in high-quality, investment-grade marketable debt instruments with the intent to make such funds available for operating purposes as needed.
We have unbilled receivables pertaining to customer contractual holdback provisions, whereby we invoice the final installment due under a sales contract 12 to 24 months after the product has been shipped to the customer and revenue has been recognized.  The customer holdbacks represent amounts intended to provide a form of security to the customer rather than a form of long-term financing; accordingly, these receivables have not been discounted to present value.  At September 30, 2012 and December 31, 2011, we had $2.4 million and $1.1 million of unbilled receivables, respectively.

In 2008, we entered into a credit agreement (the “2008 Agreement”) with a financial institution.  The 2008 Agreement, as amended, allowed borrowings of up to $12.0 million on a revolving basis at LIBOR plus 2.75%.  This agreement was terminated in the first quarter of 2009.  As a result of terminating the 2008 Agreement, we were required to transfer cash to a restricted cash account as collateral for outstanding letters of credit that were collateralized by the credit agreement as of the date of termination.  We were also required to restrict cash as collateral for the outstanding balance on an equipment promissory note.  As of September 30, 2012, approximately $44,000 in cash remains restricted under the 2008 Agreement for an outstanding letter of credit of approximately $42,000.  As of September 30, 2012, no cash was restricted for the equipment promissory note, as the note was fully paid in August 2012.  The restricted cash related to the outstanding letter of credit is expected to be released in 2013.

In 2009, we entered into a loan and security agreement (the “2009 Agreement”) with another financial institution.  The 2009 Agreement, as amended, provided a total available credit line of $16.0 million.  Under the 2009 Agreement, we were allowed to draw advances of up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for letters of credit, provided that the aggregate of the outstanding advances and collateral did not exceed the total available credit line of $16.0 million.  Advances under the revolving line of credit incurred interest based on a prime rate index or on LIBOR plus 1.375%.

During the periods presented, we provided certain customers with letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements.  Some of these letters of credit were issued under our 2009 Agreement.  The letters of credit generally terminate within 12 to 48 months from issuance.  As of September 30, 2012, the amounts outstanding on letters of credit collateralized under our 2009 Agreement totaled approximately $5.5 million.

Effective in July 2011, the 2009 Agreement was amended, requiring us to maintain a cash collateral balance equal to at least 101% of the face amount of all outstanding letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances.  As of September 30, 2012, restricted cash related to the letters of credit issued under the 2009 Agreement was approximately $5.5 million.  There were no advances drawn under the 2009 Agreement line of credit as of September 30, 2012.  The 2009 Agreement expired at the end of May 2012.

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

The 2012 Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding letters of credit collateralized by the line of credit.  The 2012 Agreement matures on June 5, 2015 and is collateralized by substantially all of our assets.  There were no advances drawn under the 2012 Agreement’s line of credit as of September 30, 2012.  As of September 30, 2012, the amounts outstanding on letters of credit collateralized under the 2012 Agreement totaled approximately $1.2 million and restricted cash related to the letters of credit issued under the 2012 Agreement was approximately $1.2 million.

Cash Flows from Operating Activities

Net cash used in operating activities was $(2.0) million and $(4.5) million for the nine months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012, a net loss of $(6.1) million was adjusted to $60,000 by non-cash items totaling $6.1 million.  For the nine months ended September 30, 2011, a net loss of $(16.4) million was adjusted to $(7.3) million by non-cash items totaling $9.1 million.  Non-cash adjustments primarily include depreciation and amortization, share-based compensation, and provisions for doubtful accounts, warranty reserves, and excess and obsolete inventory reserves.  For the nine months ended September 30, 2012, non-cash items also included the amortization of premiums/discounts on investments, deferred income taxes, and a loss on the impairment of assets held for sale.

The net cash impact from changes in assets and liabilities was approximately $(2.0) million and $2.8 million for the nine months ended September 30, 2012 and 2011, respectively.  Net changes in assets and liabilities are primarily attributable to changes in inventory as a result of the timing of order processing and product shipments; changes in accounts receivable, deferred revenue, and unbilled receivables as a result of the timing of invoices and collections for large projects; and changes in accounts payable, prepaid expenses and accrued liabilities as a result of the timing of payments to employees, vendors, and other third parties.

Cash Flows from Investing Activities

Cash flows provided by investing activities primarily relate to maturities of investments in marketable securities and the release of restricted cash used to collateralize our letters of credit offset by capital expenditures to support our growth and additional investments in marketable securities.

Net cash provided by (used in) investing activities was $5.9 million and $(5.2) million for the nine months ended September 30, 2012 and 2011, respectively.  The favorable variance of $11.1 million in cash flows from investing activities for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to the maturity of marketable securities of $8.3 million and the release of $4.4 million in restricted cash to collateralize letters of credit offset by the purchase of marketable securities of $0.9 million, a decrease in the disposal of fixed assets of $0.4 million, and an increase of $0.3 million in capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $(4.2) million and $(212,000) for the nine months ended September 30, 2012 and 2011, respectively.  The $4.0 million increase in net cash used in financing activities was primarily due to the use of $4.0 million to repurchase common stock for treasury, a $43,000 decrease for stock issued, and a $16,000 decrease in cash received to repay notes receivable in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  The unfavorable variances were partially offset by a decrease in debt and capital lease payments during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 of $117,000 as a result of paying off two capital leases in 2011 and an equipment promissory note in 2012.

Liquidity and Capital Resource Requirements

We believe that our existing cash balances and cash generated from operations will be sufficient to meet our anticipated capital requirements for at least the next twelve months.  However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future.  Our future long-term capital requirements will depend on many factors, including our rate of revenue growth, if any, the expansion of sales and marketing and research and development activities, the timing and extent of our expansion into new geographic territories, the timing of new product introductions, the continuing market acceptance of our products, and any possible acquisitions that we might complete to advance our strategy.  We may enter into potential material investments in, or acquisitions of, complementary businesses, services, or technologies in the future, which could also require us to seek additional equity or debt financing.  Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through 2019.  The total of the future minimum lease payments under these leases as of September 30, 2012 was $11.2 million.  For additional information, see Note 9 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements.

In the course of our normal operations, we also enter into purchase commitments with our suppliers for various raw materials and components parts.  The purchase commitments covered by these arrangements are subject to change based on sales forecasts for future deliveries.  As of September 30, 2012, we had approximately $3.5 million of cancellable open purchase order arrangements related primarily to materials and parts.

We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business.  Based on our historical experience and information known to us as of September 30, 2012, we believe that our exposure related to these guarantees and indemnities as of September 30, 2012 was not material.

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

Interest Rate Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents, short-term investments, and long-term investments.  At September 30, 2012, our short-term investments and long-term investments totaled approximately $15.1 million.  The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.  We invest primarily in high-quality, short-term and long-term debt instruments of the U.S. government and its agencies as well as high-quality corporate and municipal issuers.  These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase.  To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than three years.

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

(b) Changes in internal controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings that are described in Note 9 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report and such disclosure is incorporated by reference into this “Item 1. Legal Proceedings.”  In addition, we disclosed on a Form 8-K filing that we had entered into a confidential settlement agreement resulting from an alleged breach of contract claim against one of our suppliers.  Without any admission of liability or wrongdoing by the supplier, we received a one-time payment of $775,000.

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

We previously outsourced the production of our ceramic components to a limited number of ceramic vendors.  In 2011, to diversify our supply of ceramics, ensure the availability of a reliable source of quality ceramic components, and retain more control over our intellectual property, we validated the internal production capability of our own ceramics plant at our headquarters in San Leandro, California to manufacture most, if not all, ceramic components used in PX® devices.  We also completed in 2011 the closure of our manufacturing plant in Michigan and integration of all production operations in San Leandro.  We anticipate that internal production capacity at one location will reduce costs, improve efficiencies and quality, and enhance research and development efforts.

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

We have historically provided a warranty for certain products for a period of one to two years and provided up to a six-year warranty for the ceramic components of our PX®-branded products.  We test our products in our manufacturing facilities through a variety of means.  However, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market, or will replicate the harsh, corrosive, and varied conditions of the desalination and other plants in which they are installed.  In addition, certain components of our turbochargers and pumps are custom-made and may not scale or perform as required in production environments.  Accordingly, there is a risk that we may have significant warranty claims or breach supply agreements due to product defects.  We may incur additional cost of revenue if our warranty provisions do not reflect the actual cost of resolving issues related to defects in our products.  If these additional expenses are significant, they could adversely affect our business, financial condition, and results of operations.  While the number of warranty claims has not been significant to date, we have only offered up to a six-year warranty on the ceramic components of our PX® products in new sales agreements executed after August 7, 2007, and we have only offered high-pressure pumps and turbochargers since December 2009 when we acquired Pump Engineering, LLC.  We cannot quantify the error rate of our products and the ceramic components of our PX® products with statistical accuracy and cannot assure that a large number of warranty claims will not be filed in a given year.  As a result, our cost of revenue may increase if a significant or large number of warranty or other claims are filed in any specific year, particularly towards the end of any given warranty period.

 If we are unable to protect our technology or enforce our intellectual property rights, our competitive position could be harmed, and we could be required to incur significant expenses to enforce our rights.

Our competitive position depends on our ability to establish and maintain proprietary rights in our technology and to protect our technology from copying by others.  We rely on trade secret, patent, copyright, and trademark laws, as well as confidentiality agreements with employees and third parties, all of which may offer only limited protection.  We hold a limited number of U.S. patents and patents outside the U.S. that are counterparts to several of the U.S. patents, and when their terms expire, we could become more vulnerable to increased competition.  We do not hold issued patents in many of the countries where competing products are used, though we do have pending applications in countries where we have substantial sales activity.  Accordingly, the protection of our intellectual property in some of those countries may be limited.  We also do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented, or invalidated.  Moreover, while we believe our remaining issued patents are essential to the protection of our technology, the rights granted under any of our issued patents or patents that may be issued in the future may not provide us with proprietary protection or competitive advantages, and as with any technology, competitors may be able to develop similar or superior technologies now or in the future.  In addition, our granted patents may not prevent misappropriation of our technology, particularly in foreign countries where intellectual property laws may not protect our proprietary rights as fully as those in the United States.  This may render our patents impaired or useless and ultimately expose us to currently unanticipated competition.  Protecting against the unauthorized use of our products, trademarks, and other proprietary rights is expensive, difficult, and in some cases, impossible.  Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others.  Intellectual property litigation could result in substantial costs and diversion of management resources, either of which could harm our business.

Claims by others that we infringe their proprietary rights could harm our business.

Third parties could claim that our technology infringes their intellectual property rights.  In addition, we or our customers may be contacted by third parties suggesting that we obtain a license to certain of their intellectual property rights they may believe we are infringing.  We expect that infringement claims against us may increase as the number of products and competitors in our market increases and overlaps occur.  In addition, to the extent that we gain greater visibility, we believe that we will face a higher risk of being the subject of intellectual property infringement claims.  Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.  Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages.  A judgment against us could also include an injunction or other court order that could prevent us from offering our products.  In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms, or at all.  Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful.  Any of these events could seriously harm our business.  Third parties may also assert infringement claims against our customers.  Because we generally indemnify our customers if our products infringe the proprietary rights of third parties, any such claims would require us to initiate or defend protracted and costly litigation on their behalf in one or more jurisdictions, regardless of the merits of these claims.  If any of these claims succeeds, we may be forced to pay damages on behalf of our customers.

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

We may experience difficulties implementing our enterprise resource planning system.

We have initiated a project to upgrade our enterprise resource planning (“ERP”) system to streamline our business processes and allow for cost-efficient scalability, flexibility, and improved management reporting and analysis.  Further, we anticipate that our new ERP system, once implemented, will accommodate our future needs as we continue to evolve our business in a changing marketplace.  Our new ERP system will be critical to our ability to accurately maintain books and records, record transactions, provide important information to our management, and prepare our financial statements.  The design and implementation of the new ERP system has required, and will continue to require, the investment of significant financial and human resources.  The total cost needed to implement the new ERP system may turn out to be more than we currently anticipate.  In addition, we may not be able to successfully implement the new ERP system without experiencing difficulties nor can we guarantee that the new ERP system will support our business operations after the system goes live.  Any disruptions, delays, or deficiencies in the design and implementation of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, or otherwise operate our business, which could, in turn, adversely affect our results of operations, financial condition, and cash flows, as well as our internal controls over financial reporting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no stock repurchase activity during the three months ended September 30, 2012.

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

Registrant: Energy Recovery, Inc.

By:	/s/ THOMAS S. ROONEY, JR.	President and Chief Executive Officer	November 8, 2012
	Thomas S. Rooney, Jr.	(Principal Executive Officer)

	/s/ ALEXANDER J. BUEHLER	Chief Financial Officer	November 8, 2012
	Alexander J. Buehler	(Principal Financial Officer)

Exhibit List

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.