Form 10-Q
period 2013-03-31
Energy Recovery, Inc.
filed 2013-05-09
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of May 3, 2013, there were 51,023,400 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2013

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and par value)
(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$13,423	$16,642
Restricted cash	5,543	5,235
Short-term investments	8,029	9,497
Accounts receivable, net of allowance for doubtful accounts of $184 and $217 at March 31, 2013 and December 31, 2012, respectively	11,785	13,240
Unbilled receivables	3,481	5,020
Inventories	6,635	5,135
Deferred tax assets, net	500	500
Land and building held for sale	1,345	1,345
Prepaid expenses and other current assets	4,366	4,245
Total current assets	55,107	60,859
Restricted cash, non-current	3,999	4,366
Unbilled receivables, non-current	178	868
Long-term investments	5,355	4,773
Property and equipment, net of accumulated depreciation of $9,980 and $9,306 at March 31, 2013 and December 31, 2012, respectively	15,554	15,967
Goodwill	12,790	12,790
Other intangible assets, net	4,699	4,929
Other assets, non-current	2	2
Total assets	$97,684	$104,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,939	$2,154
Accrued expenses and other current liabilities	5,764	8,555
Income taxes payable	42	39
Accrued warranty reserve	1,256	1,172
Deferred revenue	740	918
Current portion of capital lease obligations	4	18
Total current liabilities	9,745	12,856
Deferred tax liabilities, non-current, net	1,762	1,706
Deferred revenue, non-current	255	411
Other non-current liabilities	2,171	2,200
Total liabilities	13,933	17,173
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 52,801,852 and 51,019,249 shares issued and outstanding at March 31, 2013, respectively; and 52,685,129 and 50,902,526 shares issued and outstanding at December 31, 2012, respectively	53	53
Additional paid-in capital	118,150	117,264
Accumulated other comprehensive loss	(85)	(79)
Treasury stock, at cost, 1,782,603 shares repurchased at March 31, 2013 and December 31, 2012	(4,000)	(4,000)
Accumulated deficit	(30,367)	(25,857)
Total stockholders’ equity	83,751	87,381
Total liabilities and stockholders’ equity	$97,684	$104,554

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenue	$6,373	$4,756
Cost of revenue	3,356	3,504
Gross profit	3,017	1,252
Operating expenses:
General and administrative	4,170	3,468
Sales and marketing	2,011	1,482
Research and development	1,082	694
Amortization of intangible assets	230	262
Restructuring charges	—	31
Total operating expenses	7,493	5,937
Loss from operations	(4,476)	(4,685)
Interest expense	—	(4)
Other non-operating income (expense), net	27	72
Loss before income taxes	(4,449)	(4,617)
Provision for income taxes	61	66
Net loss	$(4,510)	$(4,683)

Basic and diluted net loss per share	$(0.09)	$(0.09)

Shares used in basic and diluted per share calculation	50,982	52,618

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(4,510)	$(4,683)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5	(6)
Unrealized gain on investments	(11)	48
Other comprehensive (loss) income	(6)	42
Comprehensive loss	$(4,516)	$(4,641)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(4,510)	$(4,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	911	1,000
Loss on disposal of fixed assets	13	—
Amortization of premiums/discounts on investments	89	154
Interest accrued on notes receivables from stockholders	—	(1)
Share-based compensation	687	783
Loss (gain) on foreign currency transactions	10	(51)
Deferred income taxes	56	59
Provision for doubtful accounts	40	31
Provision for warranty claims	97	41
Valuation adjustments for excess or obsolete inventory	(20)	(18)
Other non-cash adjustments	(29)	(2)
Changes in operating assets and liabilities:
Accounts receivable	1,426	172
Unbilled receivables	2,232	162
Inventories	(1,480)	(508)
Prepaid and other assets	(121)	570
Accounts payable	(117)	(44)
Accrued expenses and other liabilities	(2,808)	(2,015)
Income taxes payable	4	8
Deferred revenue	(334)	602
Net cash used in operating activities	(3,854)	(3,740)
Cash Flows From Investing Activities
Capital expenditures	(384)	(1,014)
Purchase of marketable securities	(3,464)	(861)
Maturities of marketable securities	4,250	4,305
Restricted cash	59	(565)
Net cash provided by investing activities	461	1,865
Cash Flows From Financing Activities
Repayment of long-term debt	—	(32)
Repayment of capital lease obligation	(14)	(40)
Net proceeds from issuance of common stock	200	5
Repurchase of common stock	—	(800)
Net cash provided by (used in) financing activities	186	(867)
Effect of exchange rate differences on cash and cash equivalents	(12)	(3)
Net change in cash and cash equivalents	(3,219)	(2,745)
Cash and cash equivalents, beginning of period	16,642	18,507
Cash and cash equivalents, end of period	$13,423	$15,762

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “we”, “our”, or “us”) designs, develops, manufactures, and sells energy recovery devices that harness the reusable energy from industrial fluid flows and pressure cycles.  Our products are marketed and sold in fluid flow markets under the trademarks ERI®, PX®, Pressure Exchanger®, and PX Pressure Exchanger®.  Our products are developed and manufactured in the United States of America (“U.S.”) at our headquarters in San Leandro, California.  We also have sales offices in Madrid, Spain; Dubai, United Arab Emirates; and Shanghai, Peoples Republic of China.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires our management to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Our most significant estimates and judgments involve the determination of revenue recognition; allowance for doubtful accounts; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill, long-lived assets, and acquired intangible assets; valuation of fair value of assets held for sale; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies, including contingent consideration.  Actual results could differ materially from those estimates.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2012 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP; however, we believe that the disclosures are adequate to make the information presented not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2013.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made.  The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  The amendment is to resolve the diversity in practice of which subtopic applies to the release of the cumulative translation adjustment into net income when a parent company either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity.  This update is effective prospectively for reporting periods after December 15, 2013.  Adoption of this guidance is not expected to have a material impact on our financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.  The standard provides guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.  This update is effective for reporting periods after December 15, 2013.  Adoption of this guidance is not expected to have a material impact on our financial statements.

Also in February 2013, the FASB issued ASU No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and present significant amounts reclassified by the respective line items of net income, but only if the reclassified amount is required to be reclassified by U.S. GAAP.  Amounts not required to be reclassified by U.S. GAAP must be cross-referenced to other disclosures required by U.S. GAAP that provide additional detail about those amounts.  This update is effective prospectively for reporting periods after December 15, 2012, with early adoption permitted.  Adoption of this guidance did not have a material impact on our financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The update was issued to address implementation issues about the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendment affects entities that have derivatives, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, securities borrowing, and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement.  Entities with other types of financial assets and liabilities subject to a master netting arrangement or similar agreement are also affected because this amendment makes them no longer subject to the disclosure requirements of ASU No. 2011-11.  This amendment is applicable for periods beginning on or after January 1, 2013.  Adoption of this guidance did not have a material impact on our financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other, Testing Indefinite-Lived Assets for Impairment.  The standard provides entities an option to perform a qualitative assessment to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes, as a result of its qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, then the quantitative impairment test is required.  Otherwise, no further testing is required.  This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  Adoption of this guidance did not have a material impact on our financial statements.

Note 2 — Goodwill and Other Intangible Assets

Goodwill as of March 31, 2013 and December 31, 2012 of $12.8 million was the result of our acquisition of Pump Engineering, LLC in December 2009.  During the three months ended March 31, 2013, there were no changes in the recognized amount of goodwill.

The components of identifiable other intangible assets, all of which are finite-lived, as of March 31, 2013 and December 31, 2012, respectively, were as follows (in thousands):

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount

Developed technology	$6,100	$(2,034)	$—	$4,066
Non-compete agreements	1,310	(1,053)	—	257
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(825)	—	165
Patents	585	(332)	(42)	211
Total	$11,485	$(5,724)	$(1,062)	$4,699

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(1,881)	$—	$4,219
Non-compete agreements	1,310	(1,015)	—	295
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(792)	—	198
Patents	585	(326)	(42)	217
Total	$11,485	$(5,494)	$(1,062)	$4,929

In 2012, we determined that the capitalized cost associated with our acquired trademark intangibles was impaired with the launch of the Company’s new branding strategy in the fourth quarter of 2012 and the discontinuation of the use of the associated trademarks “PEI” and “Pump Engineering.”  Accordingly, we recorded an impairment charge of $1.0 million for the year ended December 31, 2012 and have not recorded any amortization expense in 2013 related to this intangible asset.

Note 3 — Loss per Share

Basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period.  Potentially dilutive securities are excluded from the calculation of loss per share, as their inclusion would be anti-dilutive.  The following table shows the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(4,510)	$(4,683)
Denominator:
Basic and diluted weighted average common shares outstanding	50,982	52,618

Basic and diluted net loss per share	$(0.09)	$(0.09)

The following potential common shares were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive (in thousands):

	Three months Ended March 31,
	2013	2012
Stock options	7,349	6,496
Warrants	900	970
Restricted awards*	2	8

*           Includes restricted stock and restricted stock units.

Note 4 — Other Financial Information

Restricted Cash

We have pledged cash in connection with contingent payments resulting from a business acquisition, stand-by letters of credit, and credit cards.  We have deposited corresponding amounts into money market and non-interest bearing accounts at three financial institutions for these items as follows (in thousands):

	March 31, 2013	December 31, 2012
Contingent and other consideration for acquisition	$2,502	$2,504
Collateral for stand-by letters of credit	2,726	2,416
Collateral for credit cards	315	315
Current restricted cash	$5,543	$5,235

Contingent and other consideration for acquisition	$1,000	$1,000
Collateral for stand-by letters of credit	2,999	3,366
Non-current restricted cash	$3,999	$4,366
Total restricted cash	$9,542	$9,601

Inventories

Our inventories consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$3,049	$3,406
Work in process	1,984	1,489
Finished goods	1,602	240
Inventories	$6,635	$5,135

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Payroll and commissions payable	$2,671	$4,687
Contingent consideration (current portion) and legal expenses	1,512	1,506
Other accrued expenses and current liabilities	1,027	1,907
Professional fees	554	455
Accrued expenses and other current liabilities	$5,764	$8,555

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the quarter ended March 31, 2013 by component were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Total Accumulated Other Comprehensive Income
Balance, December 31, 2012	$(80)	$1	$(79)
Net other comprehensive income (loss)	5	(11)	(6)
Balance, March 31, 2013	$(75)	$(10)	$(85)

There were no reclassifications of amounts from accumulated other comprehensive income as there were no sales of securities that impacted other comprehensive income during the quarter.

Note 5 — Investments

Our short-term and long-term investments are all classified as available-for-sale.

Available-for-sale securities at March 31, 2013 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$250	$—	$—	$250
State and local government obligations	2,597	1	(2)	2,596
Corporate notes and bonds	5,172	11	—	5,183
Short-term investments	$8,019	$12	$(2)	$8,029

State and local government obligations	1,637	6	(1)	1,642
Corporate notes and bonds	3,725	—	(12)	3,713
Long-term investments	$5,362	$6	$(13)	$5,355
Total available-for-sale securities	$13,381	$18	$(15)	$13,384

Available-for-sale securities at December 31, 2012 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$250	$—	$—	$250
State and local government obligations	2,444	3	(1)	2,446
Corporate notes and bonds	6,799	3	(1)	6,801
Short-term investments	$9,493	$6	$(2)	$9,497

State and local government obligations	1,381	6	(2)	1,385
Corporate notes and bonds	3,381	13	(6)	3,388
Long-term investments	$4,762	$19	$(8)	$4,773
Total available-for-sale securities	$14,255	$25	$(10)	$14,270

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.  The amortized cost and fair value of available-for-sale securities that had stated maturities as of March 31, 2013 are shown below by contractual maturity (in thousands):

	March 31, 2013
	Amortized Cost	Fair Value
Due in one year or less	$2,392	$2,390
Due after one year through three years	10,989	10,994
Total available-for-sale securities	$13,381	$13,384

Note 6 — Long-Term Debt and Capital Leases

Lines of Credit

On June 5, 2012, we entered into a loan agreement (the “2012 Agreement”) with a financial institution.  The 2012 Agreement provides for a total available credit line of $16.0 million.  Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans.  The total stand-by letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans.  At no time may the aggregate of the revolving loans and stand-by letters of credit exceed the total available credit line of $16.0 million.  Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate plus 0% or a Eurodollar loan that bears interest equal to the adjusted LIBO rate plus 1.25%.  Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal.  The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line.  The 2012 Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit.  The 2012 Agreement matures on June 5, 2015 and is collateralized by substantially all of our assets.  At December 31, 2012, the amount of outstanding stand-by letters of credit collateralized under the 2012 Agreement totaled $1.4 million.  As of March 31, 2013, there were no advances drawn and $1.5 million in stand-by letters of credit collateralized under the 2012 Agreement.  Total cash restricted related to these stand-by letters of credit totaled $1.5 million.

We are subject to certain financial and administrative covenants under the 2012 Agreement.  As of March 31, 2013, we were in compliance with these covenants.

In 2009, we entered into a loan and security agreement (the “2009 Agreement”) with another financial institution.  The 2009 Agreement, as amended, provided a total available credit line of $16.0 million.  Under the 2009 Agreement, we were allowed to draw advances of up $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for stand-by letters of credit, provided that the aggregate of the outstanding advances and collateral did not exceed the total available credit line of $16.0 million.  Advances under the revolving line of credit incurred interest based on a prime rate index or LIBOR plus 1.375%.  The 2009 Agreement, as amended, also required us to maintain cash collateral balances equal to at least 101% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances.  The amended 2009 Agreement expired on May 30, 2012.  There were no advances drawn under the 2009 Agreement’s credit line at the time it expired.  At December 31, 2012, the amount of remaining outstanding stand-by letters of credit issued under the 2009 Agreement totaled $4.3 million.  As of March 31, 2013, remaining stand-by letters of credit issued under the 2009 Agreement, for which we have restricted cash of $4.2 million, totaled $4.2 million.

Capital Leases

Future minimum payments under capital leases consist of the following (in thousands):

March 31, 2013
2013 (remaining nine months)	4
Total future minimum lease payments	4
Less: amount representing interest	—
Present value of net minimum capital lease payments	4
Less: current portion	(4)
Long-term portion	$—

Note 7 — Equity

Share-Based Compensation Expense

For the three months ended March 31, 2013 and 2012, we recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$21	$26
General and administrative	507	545
Sales and marketing	115	169
Research and development	46	43
Total share-based compensation expense	$689	$783

As of March 31, 2013, total unrecognized compensation cost related to non-vested share-based awards, net of estimated forfeitures, was $3.9 million, which is expected to be recognized as expense over a weighted average period of approximately 2.9 years.

In January 2013, we granted 100,000 stock options to an employee.  The options vest over a four-year period, have an exercise price of $3.42 per share, and expire 10 years from the grant date.

In March 2013, we granted 843,600 stock options to certain officers and other employees.  The options vest over a four-year period, have an exercise price of $3.92 per share, and expire 10 years from the grant date.

Note 8 — Income Taxes

The effective tax rate for the three months ended March 31, 2013 and 2012 was 1.4%.  The tax expense for the three months ended March 31, 2013 primarily relates to the amortization of the deferred tax liability for the temporary difference regarding the tax basis of goodwill recognized during the period.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through November 2019.  Future minimum lease payments consist of the following (in thousands):

March 31, 2013
2013 (remaining nine months)	$1,170
2014	1,627
2015	1,544
2016	1,581
2017	1,569
Thereafter	2,923
Total future minimum lease payments	$10,414

Product Warranty

The following table summarizes the activity related to the product warranty liability during the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$1,172	$852
Warranty costs charged to cost of revenue	97	41
Utilization of warranty	(13)	(29)
Balance, end of period	$1,256	$864

Purchase Obligations

We enter into purchase order arrangements with our vendors.  As of March 31, 2013, there are open purchase orders for which we have not yet received the related goods or services.  These arrangements are subject to change based on our sales demand forecasts, and we have the right to cancel the arrangements prior to the date of delivery.  As of March 31, 2013, we had approximately $3.7 million of cancellable open purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers.  Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident.  Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated fair value of these agreements is not material.  Accordingly, we have no liabilities recorded for these agreements as of March 31, 2013 and December 31, 2012.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts ranging from 10% to 30% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance.  These guarantees, generally in the form of stand-by letters of credit or bank guarantees secured by stand-by letters of credit, typically remain in place for periods ranging from 12 to 36 months, and relate to the underlying product warranty period.  The stand-by letters of credit are collateralized by restricted cash and our credit facility.  Of the $5.7 million in outstanding stand-by letters of credit at March 31, 2013, $4.2 million was issued under the 2009 Agreement and $1.5 million was issued under the 2012 Agreement.  The stand-by letters of credit outstanding at March 31, 2013 were collateralized by restricted cash of $5.7 million.

Litigation

Note 9 – Commitments and Contingencies, under the caption “Litigation” of our Annual Report on Form 10-K filed with the SEC on March 12, 2013, provides information on certain litigation in which we are involved.  Unfavorable rulings, judgments, or settlement terms regarding these litigation matters could have a material adverse impact on our business, financial condition, results of operations, and cash flows.  Although none of the litigation matters can be quantified with absolute certainty, we have established accruals covering exposure and relating to contingencies to the extent that they are reasonably estimable and probable based on available facts.  There have been no material developments to these matters from what was disclosed in our Form 10-K; therefore, we have made no changes to our accruals in the first quarter of 2013.

Note 10 — Business Segment and Geographic Information

We manufacture and sell high-efficiency energy recovery devices and pumps as well as related services under one reportable segment.  Our chief operating decision-maker is the chief executive officer (“CEO”).  The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.  Accordingly, we have concluded that we have one reportable segment.

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

	Three Months Ended March 31,
	2013	2012
Domestic revenue	$1,295	$582
International revenue	5,078	4,174
Total revenue	$6,373	$4,756

Revenue by country:
United States	20%	12%
India	14	1
Indonesia	14	*
United Arab Emirates	*	25
Spain	4	8
Others **	48	54
Total	100%	100%

*       Less than 1%.
**    Includes remaining countries not separately disclosed.  No country in this line item accounted for more than 10% of our net revenue during the periods presented.

All of our long-lived assets were located in the United States at March 31, 2013 and December 31, 2012.

Note 11 — Concentrations

Customers accounting for 10% or more of our accounts receivable and unbilled receivables were as follows:

	March 31, 2013	December 31, 2012
I.V.M. Minrav Sadyt (a consortium of Minrav Holdings, Ltd and Sadyt, a Valoriza Agua company)	25%	26%
Aquatech International Corporation	12%	*
Cadagua, S.A.	11%	*
Via Maris Desalination (a Global Environmental Solutions (GES) company)	*	13%
*     Less than 10%.

Revenue from customers representing 10% or more of net revenue varies from period to period.  For the periods indicated, customers representing 10% or more of net revenue were:

	Three Months Ended March 31,
	2013	2012
Metito Limited	13%	*
Cadagua, S.A.	*	23%
*       Less than 10%.

Note 12 — Fair Value Measurements

The authoritative guidance for measuring fair value prioritizes the inputs used into the following hierarchy:

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

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, unbilled receivables, accounts payable, and other accrued expenses approximate fair value due to the short-term maturity of those instruments.  For our investments in available-for-sale securities, if quoted prices in active markets for identical investments are not available to determine fair value (Level 1), then we use quoted prices for similar assets or inputs other than quoted prices that are observable either directly or indirectly (Level 2).  The investments included in Level 2 consist primarily of certificates of deposits; commercial paper; and municipal, corporate, and agency obligations.  The carrying amount of the contingent consideration arising from our acquisition of Pump Engineering, LLC is measured at fair value on a recurring basis using unobservable inputs in which little or no market activity exists (Level 3).  The estimated fair value of the contingent consideration is determined based entirely on management’s assessment of the weighted probability of payment under various scenarios.

The fair value of financial assets and liabilities measured on a recurring basis for the indicated periods was as follows (in thousands):

	March 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term available-for-sale securities	$8,029	$—	$8,029	$—
Long-term available-for-sale securities	5,355	—	5,355	—
Total assets	$13,384	$—	$13,384	$—
Liabilities:
Contingent consideration*	$1,524	$—	$—	$1,524
Total liabilities	$1,524	$—	$—	$1,524

	December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term available-for-sale securities	$9,497	$—	$9,497	$—
Long-term available-for-sale securities	4,773	—	4,773	—
Total assets	$14,270	$—	$14,270	$—
Liabilities:
Contingent consideration*	$1,524	$—	$—	$1,524
Total liabilities	$1,524	$—	$—	$1,524

*Included in Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities.

The reconciliation of the beginning and ending balances for assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2013 was as follows (in thousands):

Contingent Consideration
Balance, December 31, 2012	$1,524
Loss due to change in value	—
Balance, March 31, 2013	$1,524

As of March 31, 2013, we had assets held for sale of $1.3 million related to our Michigan manufacturing facility.  The assets included a building and land.  The fair value of these assets at March 31, 2013 and December 31, 2012 was determined based on Level 2 inputs, primarily sales data for similar properties in the area.

The fair value of assets held for sale, measured on a non-recurring basis for the indicated periods, was as follows (in thousands):

	March 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets held for sale	$1,345	$—	$1,345	$—

	December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets held for sale	$1,345	$—	$1,345	$—

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

Forward-looking statements that represent our current expectations about future events are based on assumptions and involve risks and uncertainties.  If the risks or uncertainties occur or the assumptions prove incorrect, then our results may differ materially from those set forth or implied by the forward-looking statements.  Our forward-looking statements are not guarantees of future performance or events.

Words such as “expects,” “anticipates,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Forward-looking statements in this report include, without limitation, statements about the following:

•
our belief that the current levels of gross profit margin are sustainable and improvable to the extent that volume remains healthy, we experience a favorable product mix, and we continue to realize cost savings through production efficiencies and enhanced yields;

•	our expectation that our expenses for research and development and sales and marketing will continue to increase as a result of the diversification into markets outside of desalination;

•	our expectation that sales outside of the United States will remain a significant portion of our net revenue;

•	our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated liquidity needs for the foreseeable future; and

•	our expectation that, as we expand our international sales, a portion of our revenue could continue to be denominated in foreign currencies.

You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q.  All forward-looking statements included in this document are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected in the forward-looking statements, as disclosed from time to time in our reports on Forms 10-K, 10-Q, and 8-K as well as in our Annual Reports to Stockholders and, if necessary, updated in “Part II, Item 1A: Risk Factors.”  We assume no obligation to update any such forward-looking statements.  It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements.

Overview

We are in the business of designing, developing, and manufacturing energy recovery devices that harness the reusable energy from industrial fluid flows and pressure cycles.  Our company was founded in 1992, and we introduced the initial version of our Pressure Exchanger® energy recovery device in early 1997.  In December 2009, we acquired Pump Engineering, LLC, which manufactured centrifugal energy recovery devices known as turbochargers as well as high-pressure pumps.

Our revenue is principally derived from the sale of our energy recovery devices.  We also derive revenue from the sale of our high-pressure and circulation pumps that we manufacture and sell in connection with our energy recovery devices for use in desalination plants.  Additionally, we receive incidental revenue from the sale of spare parts and services, including start-up and commissioning services that we provide to our customers.  We have not recognized any revenue from shipments of energy recovery devices for oil and gas customers.

A significant portion of our net revenue typically has been generated from sales to a limited number of large engineering, procurement, and construction, or EPC, firms that are involved with the design and construction of large desalination plants.  Sales to these firms often involve a long sales cycle that can range from nine to 16 months, and in some cases, up to 24 months.  A single large desalination project can generate an order for numerous energy recovery devices and generally represents a significant revenue opportunity.  We also sell our devices to many small- to medium-sized original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer energy recovery devices per plant, and have shorter sales cycles.  In the oil and gas market, we have installed devices as part of pilot projects, and new devices are pending installation with major oil and gas customers worldwide.

Due to the fact that a single order for our energy recovery devices by a large EPC firm for a particular plant may represent significant revenue, we often experience substantial fluctuations in net revenue from quarter to quarter and from year to year.  Historically, our EPC customers tended to order a significant amount of equipment for delivery in the fourth quarter, and as a result, a significant portion of our annual sales occurred during that quarter.  During the fourth quarter of 2012, five large mega-project shipments contributed to a significant increase in net revenue.  Normal seasonality trends generally show our lowest revenue in the first quarter, with the first quarter of 2013 seemingly following that trend.

A limited number of our customers account for a substantial portion of our net revenue and accounts receivable.  Revenue from customers representing 10% or more of net revenue varies from period to period.  For the three months ended March 31, 2013, Metito Limited accounted for approximately 13% of our net revenue. For the three months ended March 31, 2012, Cadagua, S.A. accounted for 23% of our net revenue.  No other customer accounted for more than 10% of our net revenue during any of these periods.

During the three months ended March 31, 2013 and 2012, most of our net revenue was attributable to sales outside of the United States.  We expect sales outside of the United States to remain a significant portion of our net revenue for the foreseeable future.

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP.  These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented.  We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments.  To the extent that there are material differences between these estimates and actual results, our consolidated financial results will be affected.  The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition; allowance for doubtful accounts; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill, long-lived assets, and acquired intangible assets; valuation of fair value of assets held for sale; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies, including contingent consideration.

First Quarter of 2013 Compared to First Quarter of 2012

Results of Operations

The following table sets forth certain data from our operating results as a percentage of net revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2013		2012		Change Increase / (Decrease)
Results of Operations:*
Net revenue	$6,373	100%	$4,756	100%	$1,617	34%
Cost of revenue	3,356	53%	3,504	74%	(148)	(4%)
Gross profit	3,017	47%	1,252	26%	1,765	141%
Operating expenses:
General and administrative	4,170	65%	3,468	73%	702	20%
Sales and marketing	2,011	32%	1,482	31%	529	36%
Research and development	1,082	17%	694	15%	388	56%
Amortization of intangible assets	230	4%	262	6%	(32)	(12%)
Restructuring charges	—	—	31	1%	(31)	(100%)
Total operating expenses	7,493	118%	5,937	125%	1,556	26%
Loss from operations	(4,476)	(70%)	(4,685)	(99%)	209	4%
Interest expense	—	—	(4)	(0%)	4	100%
Other non-operating income (expense), net	27	(0%)	72	2%	(45)	(63%)
Loss before income taxes	(4,449)	(70%)	(4,617)	(97%)	168	4%
Provision for income taxes	61	1%	66	1%	(5)	(8%)
Net loss	$(4,510)	(71%)	$(4,683)	(98%)	$173	4%

*      Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue increased $1.6 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The increase was primarily due to an increase in OEM and aftermarket sales during the first quarter of 2013 compared to the first quarter of 2012.  Neither the first quarter of 2013 nor the first quarter of 2012 included any mega-project shipments.  We anticipate mega-project shipments to commence in the second quarter of 2013 and to escalate sequentially through subsequent quarters of the year, with a significant volume of mega-project shipments in the fourth quarter.

Although we operate under one segment, we categorize revenue based on the type of energy recovery device and its related products and services.  The following table reflects revenue by product category and as a percentage of total net revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2013		2012
PX devices and related products and services	$3,938	62%	$3,078	65%
Turbochargers, pumps, and related products and services	2,435	38%	1,678	35%
Net revenue	$6,373	100%	$4,756	100%

During the three months ended March 31, 2013 and 2012, a significant portion of our net revenue was attributable to sales outside of the United States.  Revenue attributable to domestic and international sales as a percentage of net revenue was as follows:

	Three Months Ended March 31,
	2013	2012
Domestic revenue	20%	12%
International revenue	80%	88%
Net revenue	100%	100%

Gross Profit

Gross profit represents our net revenue less our cost of revenue.  Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components.  For the three months ended March 31, 2013, gross profit as a percentage of net revenue was 47%.  For the three months ended March 31, 2012, gross profit as a percentage of net revenue was 26%.

The increase in gross profit as a percentage of net revenue for the three months ended March 31, 2013 as compared to the same period of last year was primarily due to positive operating leverage achieved through increased volume along with increased manufacturing yields and efficiencies, offset by an unfavorable product mix that favored turbochargers and pumps.

Future gross profit is highly dependent on the product and customer mix of our net revenues, overall market demand and competition, and the volume of production in our manufacturing plant that determines our operating leverage.  Accordingly, we are not able to predict our future gross profit levels with certainty.  We do believe, however, that the current levels of gross profit margin are improvable to the extent that volume remains healthy, our product mix favors PX devices, and we continue to realize cost savings through production efficiencies and enhanced yields.

Share-based compensation expense included in cost of revenue was $21,000 and $26,000 for the three months ended March 31, 2013 and 2012, respectively.

General and Administrative Expense

General and administrative expense increased by $702,000, or 20%, to $4.2 million for the three months ended March 31, 2013 from $3.5 million for the three months ended March 31, 2012.  As a percentage of net revenue, general and administrative expense decreased to 65% for the three months ended March 31, 2013 from 73% for the three months ended March 31, 2012 primarily due to higher net revenue offset by higher general and administrative expense for the current period.

General and administrative average headcount increased to 29 in the first quarter of 2013 from 26 in the first quarter of 2012.

Of the $702,000 increase in general and administrative expense, $379,000 related to professional fees and other services, $295,000 related to compensation and employee-related benefits, $61,000 related to other administrative costs, and $25,000 related to bad debt expense.  These increases were offset by a decrease of $58,000 in occupancy costs.

Share-based compensation expense included in general and administrative expense was $507,000 and $545,000 for the three months ended March 31, 2013 and 2012, respectively.

We anticipate that our general and administrative expense will decrease slightly as transition costs incurred in the first quarter of 2013 for personnel changes in the IT and accounting functions are not anticipated to recur in future quarters.

Sales and Marketing Expense

Sales and marketing expense increased by $529,000, or 36%, to $2.0 million for the three months ended March 31, 2013 from $1.5 million for the three months ended March 31, 2012.  As a percentage of net revenue, sales and marketing expense increased to 32% for the three months ended March 31, 2013 from 31% for the three months ended March 31, 2012 primarily due to higher sales and marketing expense offset by higher net revenue in the current period.

Sales and marketing average headcount increased to 26 in the first quarter of 2013 from 25 in the first quarter of 2012.

Of the $529,000 increase in sales and marketing expense for the three months ended March 31, 2013, $352,000 related to marketing cost associated with the Company’s rebranding initiative and market research; $98,000 related to compensation and employee-related benefits; $55,000 related to occupancy and other costs; and $24,000 related to commissions for sales representatives.

Share-based compensation expense included in sales and marketing expense was $115,000 and $169,000 for the three months ended March 31, 2013 and 2012, respectively.

We anticipate that our sales and marketing expenses will increase in the future as we continue to market and sell new technologies for industries outside of seawater desalination.

Research and Development Expense

Research and development expense increased by $388,000, or 56%, to $1.1 million for the three months ended March 31, 2013 from $0.7 million for the three months ended March 31, 2012.  As a percentage of net revenue, research and development expense increased to 17% for the three months ended March 31, 2013 from 15% for the three months ended March 31, 2012 primarily due to higher research and development expense offset by higher net revenue in the current period.

Average headcount in our research and development department increased to 19 in the first quarter of 2013 compared to 13 in the first quarter of 2012.

Of the $388,000 increase in research and development expense for the three months ended March 31, 2013, $321,000 related to compensation and employee-related benefits, $36,000 related to research and development costs associated with the Company’s investment in product development for oil and gas applications, $29,000 related to facility costs, and $2,000 related to outside consulting and professional fees.

Share-based compensation expense included in research and development expense was $46,000 and $43,000 for the three months ended March 31, 2013 and 2012, respectively.

We anticipate that our research and development expenses will increase in the future as we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009.  Amortization expense decreased by $32,000 in the first quarter of 2013 compared to the first quarter of 2012 due to the impairment of the trademark intangible in 2012, for which no amortization expense was recorded in the first quarter of 2013, and a change in the amortization amount for customer relationships related to the sum-of-the-years-digit amortization calculation.

Restructuring Charges

In July 2011, we initiated a restructuring plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California.

During the three months ended March 31, 2013, there were no charges recorded in connection with this plan.  During the three months ended March 31, 2012, we recorded $31,000 of exit costs related to this plan.

Non-Operating Income (Expense), Net

Non-operating income (expense), net, decreased by $41,000 to income of $27,000 in the three months ended March 31, 2013 from income of $68,000 in the three months ended March 31, 2012.  The decrease was primarily due to $3,000 in net foreign currency losses recorded during the first quarter of 2013 compared to $26,000 in net foreign currency gains recorded during the first quarter of 2012.  The $29,000 unfavorable impact of net foreign currency losses and lower interest income of $16,000 were offset by lower interest expense of $4,000.

Income Taxes

The income tax provision was $61,000 in the three months ended March 31, 2013 compared to $66,000 in the three months ended March 31, 2012.  As of December 31, 2012, a valuation allowance of approximately $12.7 million was established to reduce our deferred income tax assets to the amount expected to be realized.  As such, no tax benefit related to our pre-tax loss was recognized for the three months ended March 31, 2013, as there was no change in our assessment of the amount of deferred income tax assets expected to be realized.

Liquidity and Capital Resources

Overview

Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services, and borrowings under our credit facility.  From January 1, 2005 through March 31, 2013, we issued common stock for aggregate net proceeds of $84.0 million, excluding common stock issued in exchange for promissory notes.  The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of March 31, 2013, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $13.4 million that are invested primarily in money market funds and short-term and long-term investments of $13.4 million that are primarily invested in marketable debt securities.  We invest cash not needed for current operations predominantly in high-quality, investment-grade marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We have unbilled receivables pertaining to customer contractual holdback provisions, whereby we invoice the final installment due under a sales contract 12 to 24 months after the product has been shipped to the customer and revenue has been recognized.  The customer holdbacks represent amounts intended to provide a form of security to the customer rather than a form of long-term financing.  Accordingly, these receivables have not been discounted to present value.  At March 31, 2013 and December 31, 2012, we had $3.7 million and $5.9 million of unbilled receivables, respectively, including current and non-current portions.

In 2009, we entered into a loan and security agreement (the “2009 Agreement”) with a financial institution.  The 2009 Agreement, as amended, provided a total available credit line of $16.0 million.  Under the 2009 Agreement, we were allowed to draw advances of up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for stand-by letters of credit, provided that the aggregate of the outstanding advances and collateral did not exceed the total available credit line of $16.0 million.  Advances under the revolving line of credit incurred interest based on a prime rate index or on LIBOR plus 1.375%.  The amended 2009 Agreement also required us to maintain a cash collateral balance equal to at least 101% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances

During the periods presented, we provided certain customers with stand-by letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements.  Some of these stand-by letters of credit were issued under our 2009 Agreement.  The stand-by letters of credit generally terminate within 12 to 48 months from issuance.  As of March 31, 2013, the amounts outstanding on stand-by letters of credit collateralized under our 2009 Agreement totaled approximately $4.2 million, and restricted cash related to the stand-by letters of credit issued under the 2009 Agreement was approximately $4.2 million.  The 2009 Agreement expired at the end of May 2012.

On June 5, 2012, we entered into a loan agreement (the “2012 Agreement”) with another financial institution.  The 2012 Agreement provides for a total available credit line of $16.0 million.  Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans.  The total stand-by letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans.  At no time may the aggregate of the revolving loans and stand-by letters of credit exceed the total available credit line of $16.0 million.  Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate plus 0% or a Eurodollar loan that bears interest equal to the adjusted LIBO rate plus 1.25%.  Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal.  The unused portion of the credit facility is subject to a fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line.

The 2012 Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit.  The 2012 Agreement matures on June 5, 2015 and is collateralized by substantially all of our assets.  As of March 31, 2013 there were no advances drawn under the 2012 Agreement’s line of credit.  The amounts outstanding on stand-by letters of credit collateralized under the 2012 Agreement totaled approximately $1.5 million, and restricted cash related to the stand-by letters of credit issued under the 2012 Agreement was approximately $1.5 million as of March 31, 2013.

Cash Flows from Operating Activities

Net cash used in operating activities was $(3.9) million and $(3.7) million for the three months ended March 31, 2013 and 2012, respectively.  For the three months ended March 31, 2013, a net loss of $(4.5) million was adjusted to $(2.7) million by non-cash items totaling $1.8 million.  For the three months ended March 31, 2012, a net loss of $(4.7) million was adjusted to $(2.7) million by non-cash items totaling $2.0 million.  Non-cash adjustments primarily include depreciation and amortization, share-based compensation, provisions for doubtful accounts and warranty reserves, amortization of premiums/discounts on investments, and adjustments to excess and obsolete inventory reserves.

The net cash impact from changes in assets and liabilities was approximately $(1.2) million and $(1.1) million for the three months ended March 31, 2013 and 2012, respectively.  Net changes in assets and liabilities are primarily attributable to changes in inventory as a result of the timing of order processing and product shipments; changes in accounts receivable, deferred revenue, and unbilled receivables as a result of the timing of invoices and collections for large projects; and changes in accrued liabilities, prepaid expenses, and accounts payable as a result of the timing of payments to employees, vendors, and other third parties.

Cash Flows from Investing Activities

Cash flows provided by investing activities primarily relate to maturities of investments in marketable securities and the release of restricted cash used to collateralize our stand-by letters of credit offset by capital expenditures to support our growth and additional investments in marketable securities.

Net cash provided by investing activities was $461,000 and $1.9 million for the three months ended March 31, 2013 and 2012, respectively.  The unfavorable variance of $1.4 million in cash flows from investing activities for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to the purchase of marketable securities of $2.6 million offset by a decrease in capital expenditures of $630,000 and a change of $624,000 in restricted cash to collateralize stand-by letters of credit.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $186,000 and $(867,000) for the three months ended March 31, 2013 and 2012, respectively.  The $1.1 million increase in net cash provided by financing activities was primarily due to an $800,000 decrease of cash used to repurchase common stock for treasury, a $195,000 increase in cash received for the issuance of common stock due to option and warrant exercises, and a $58,000 decrease in debt and capital lease payments as a result of paying off two capital leases and an equipment promissory note in 2012.

Liquidity and Capital Resource Requirements

We believe that our existing cash balances and cash generated from operations will be sufficient to meet our anticipated capital requirements for at least the next twelve months; however, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future.  Our future long-term capital requirements will depend on many factors, including our rate of revenue growth, if any, the expansion of sales and marketing and research and development activities, the timing and extent of our expansion into new geographic territories, the timing of new product introductions, the continuing market acceptance of our products, and any possible acquisitions that we might complete to advance our strategy.  We may enter into potential material investments in, or acquisitions of, complementary businesses, services, or technologies in the future, which could also require us to seek additional equity or debt financing.  Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through 2019.  The total of the future minimum lease payments under these leases as of March 31, 2013 was $10.4 million.  For additional information, see Note 9 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements.

In the course of our normal operations, we also enter into purchase commitments with our suppliers for various raw materials and components parts.  The purchase commitments covered by these arrangements are subject to change based on sales forecasts for future deliveries.  As of March 31, 2013, we had approximately $3.7 million of cancellable open purchase order arrangements related primarily to materials and parts.

We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business.  Based on our historical experience and information known to us as of March 31, 2013, we believe that our exposure related to these guarantees and indemnities was not material.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in currency exchange rates and interest rates in Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Foreign Currency Risk

Currently, the majority of our revenue contracts has been denominated in United States Dollars.  In some circumstances, we have priced certain international sales in Euros.

As we expand our international sales, we expect that a portion of our net revenue could continue to be denominated in foreign currencies.  As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates.  Our international sales and marketing operations incur expenses that are denominated in foreign currencies.  These expenses could be materially affected by currency fluctuations.  Our exposures are to fluctuations in exchange rates for the United States Dollar versus the Euro.  Changes in currency exchange rates could adversely affect our consolidated operating results or financial position.  Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies.  To decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies.  We have not hedged our exposure to changes in foreign currency exchange rates because expenses and cash balances in foreign currencies have been insignificant to date and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents, short-term investments, and long-term investments.  At March 31, 2013, our short- and long-term investments totaled $13.4 million.  The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.  We invest primarily in high-quality, short- and long-term debt instruments of the U.S. government and its agencies as well as high-quality corporate and municipal issuers.  These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase.  To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than three years.

Concentration of Credit Rate Risk

Our investments in marketable debt securities are subject to potential loss of value due to counterparty credit risk.  To minimize this risk, we invest pursuant to a Board-approved investment policy.  The policy mandates high-credit-rating requirements and restricts our exposure to any single corporate issuer or sector by imposing concentration limits.

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

(b) Changes in internal controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Note 9 – Commitments and Contingencies, under the caption “Litigation” of our Annual Report on Form 10-K filed with the SEC on March 12, 2013, provides information on certain litigation in which we are involved.  There have been no material developments to these matters from what was disclosed in our Form 10-K.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in our Annual Report on Form 10-K filed on March 12, 2013.

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

Registrant: Energy Recovery, Inc.

By:	/s/ THOMAS S. ROONEY, JR.	President and Chief Executive Officer	May 9, 2013
	Thomas S. Rooney, Jr.	(Principal Executive Officer)

	/s/ ALEXANDER J. BUEHLER	Chief Financial Officer	May 9, 2013
	Alexander J. Buehler	(Principal Financial Officer)

Exhibit List

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.