Form 10-Q
period 2013-06-30
Energy Recovery, Inc.
filed 2013-08-06
CIK 1421517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of July 31, 2013, there were 51,032,566 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements (unaudited)

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,350	$16,642
Restricted cash	5,385	5,235
Short-term investments	7,286	9,497
Accounts receivable, net of allowance for doubtful accounts of $241 and $217 at June 30, 2013 and December 31, 2012, respectively	10,486	13,240
Unbilled receivables	2,183	5,020
Inventories	7,364	5,135
Deferred tax assets, net	500	500
Land and building held for sale	1,301	1,345
Prepaid expenses and other current assets	4,203	4,245
Total current assets	50,058	60,859
Restricted cash, non-current	4,097	4,366
Unbilled receivables, non-current	113	868
Long-term investments	8,898	4,773
Property and equipment, net of accumulated depreciation of $10,657 and $9,306 at June 30, 2013 and December 31, 2012, respectively	15,208	15,967
Goodwill	12,790	12,790
Other intangible assets, net	4,468	4,929
Other assets, non-current	2	2
Total assets	$95,634	$104,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,189	$2,154
Accrued expenses and other current liabilities	5,521	8,555
Income taxes payable	48	39
Accrued warranty reserve	1,027	1,172
Deferred revenue	827	918
Current portion of capital lease obligations	—	18
Total current liabilities	8,612	12,856
Deferred tax liabilities, non-current, net	1,817	1,706
Deferred revenue, non-current	272	411
Other non-current liabilities	2,142	2,200
Total liabilities	12,843	17,173
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 52,814,752 and 51,032,149 shares issued and outstanding at June 30, 2013, respectively; and 52,685,129 and 50,902,526 shares issued and outstanding at December 31, 2012, respectively	53	53
Additional paid-in capital	118,674	117,264
Accumulated other comprehensive loss	(112)	(79)
Treasury stock, at cost, 1,782,603 shares repurchased at June 30, 2013 and December 31, 2012	(4,000)	(4,000)
Accumulated deficit	(31,824)	(25,857)
Total stockholders’ equity	82,791	87,381
Total liabilities and stockholders’ equity	$95,634	$104,554

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	$8,569	$12,296	$14,942	$17,052
Cost of revenue	3,293	5,636	6,649	9,140
Gross profit	5,276	6,660	8,293	7,912
Operating expenses:
General and administrative	3,326	3,606	7,496	7,074
Sales and marketing	1,859	1,772	3,870	3,254
Research and development	1,137	866	2,219	1,560
Amortization of intangible assets	231	261	461	523
Restructuring charges	44	79	44	110
Total operating expenses	6,597	6,584	14,090	12,521
(Loss) income from operations	(1,321)	76	(5,797)	(4,609)
Interest expense	—	(1)	—	(5)
Other non-operating income (expense), net	25	(9)	52	63
(Loss) income before income taxes	(1,296)	66	(5,745)	(4,551)
Provision (benefit) for income taxes	161	(373)	222	(307)
Net (loss) income	$(1,457)	$439	$(5,967)	$(4,244)

(Loss) earnings per share:
Basic	$(0.03)	$0.01	$(0.12)	$(0.08)
Diluted	$(0.03)	$0.01	$(0.12)	$(0.08)

Number of shares used in per share calculation:
Basic	51,026	51,432	51,004	52,025
Diluted	51,026	52,070	51,004	52,025

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(1,457)	$439	$(5,967)	$(4,244)
Other comprehensive (loss) income net of tax:
Foreign currency translation adjustments	(3)	13	2	7
Unrealized (loss) gain on investments	(24)	(16)	(35)	32
Other comprehensive (loss) income	(27)	(3)	(33)	39
Comprehensive (loss) income	$(1,484)	$436	$(6,000)	$(4,205)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(5,967)	$(4,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,829	1,976
Loss on disposal of fixed assets	19	—
Non-cash restructuring charges	44	79
Amortization of premiums/discounts on investments	171	287
Interest accrued on notes receivables from stockholders	—	(1)
Share-based compensation	1,187	1,508
Loss on foreign currency transactions	31	7
Deferred income taxes	111	118
Provision for doubtful accounts	134	108
Provision for warranty claims	138	174
Valuation adjustments for inventory reserves	(60)	4
Other non-cash adjustments	(58)	65
Changes in operating assets and liabilities:
Accounts receivable	2,629	(2,804)
Unbilled receivables	3,591	(192)
Inventories	(2,253)	800
Prepaid and other assets	41	639
Accounts payable	(781)	(128)
Accrued expenses and other liabilities	(3,190)	(941)
Income taxes payable	10	10
Deferred revenue	(230)	674
Net cash used in operating activities	(2,604)	(1,861)
Cash Flows From Investing Activities
Capital expenditures	(866)	(1,479)
Purchase of marketable securities	(8,570)	(861)
Maturities of marketable securities	6,450	7,011
Restricted cash	119	1,646
Net cash (used in) provided by investing activities	(2,867)	6,317
Cash Flows From Financing Activities
Repayment of long-term debt	—	(64)
Repayment of capital lease obligation	(18)	(63)
Net proceeds from issuance of common stock	230	5
Repurchase of common stock	—	(4,000)
Net cash provided by (used in) financing activities	212	(4,122)
Effect of exchange rate differences on cash and cash equivalents	(33)	(12)
Net change in cash and cash equivalents	(5,292)	322
Cash and cash equivalents, beginning of period	16,642	18,507
Cash and cash equivalents, end of period	$11,350	$18,829

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

Recent Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013-07, Liquidation Basis Accounting. The amendment requires (1) an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent; (2) that financial statements prepared using the liquidation basis of accounting present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation; and (3) disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. This update is effective prospectively for entities that determine liquidation is imminent during the annual reporting periods beginning after December 15, 2013 and interim reporting periods therein. Adoption of this guidance is not expected to have an impact on our financial statements absent any indication that liquidation is imminent.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendment is to resolve the diversity in practice of which subtopic applies to the release of the cumulative translation adjustment into net income when a parent company either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. This update is effective prospectively for reporting periods after December 15, 2013. Adoption of this guidance is not expected to have a material impact on our financial statements.

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

Also in February 2013, the FASB issued ASU No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and present significant amounts reclassified by the respective line items of net income, but only if the reclassified amount is required to be reclassified by U.S. GAAP. Amounts not required to be reclassified by U.S. GAAP must be cross-referenced to other disclosures required by U.S. GAAP that provide additional detail about those amounts. This update is effective prospectively for reporting periods after December 15, 2012, with early adoption permitted. Adoption of this guidance required additional disclosure, but did not have a material impact on our financial statements.

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

Note 2 — Goodwill and Other Intangible Assets

Goodwill of $12.8 million at June 30, 2013 and December 31, 2012 was the result of our acquisition of Pump Engineering, LLC in December 2009. During the three and six months ended June 30, 2013, there were no changes in the recognized amount of goodwill.

The components of identifiable other intangible assets, all of which are finite-lived, as of June 30, 2013 and December 31, 2012, respectively, were as follows (in thousands):

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(2,186)	$—	$3,914
Non-compete agreements	1,310	(1,092)	—	218
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(858)	—	132
Patents	585	(339)	(42)	204
Total	$11,485	$(5,955)	$(1,062)	$4,468

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(1,881)	$—	$4,219
Non-compete agreements	1,310	(1,015)	—	295
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(792)	—	198
Patents	585	(326)	(42)	217
Total	$11,485	$(5,494)	$(1,062)	$4,929

In 2012, we determined that the capitalized cost associated with our acquired trademark intangibles was impaired with the launch of the Company’s new branding strategy and the discontinuation of the use of the trademarks “PEI” and “Pump Engineering” in the fourth quarter of 2012. Accordingly, we recorded an impairment charge of $1.0 million for the year ended December 31, 2012 and have not recorded any amortization expense in 2013 related to this intangible asset.

Note 3 — Earnings per Share

Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the calculation of earnings per share, as their inclusion would be anti-dilutive.

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income	$(1,457)	$439	$(5,967)	$(4,244)

Denominator:
Basic weighted average common shares outstanding	51,026	51,432	51,004	52,025

Effect of dilutive securities:
Stock options	—	57	—	—
Warrants	—	581	—	—
Diluted weighted average common shares outstanding	51,026	52,070	51,004	52,025

Basic (loss) earnings per share	$(0.03)	$0.01	$(0.12)	$(0.08)
Diluted (loss) earnings per share	$(0.03)	$0.01	$(0.12)	$(0.08)

The following potential common shares were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	7,273	6,317	7,273	6,374
Warrants	900	389	900	970
Restricted awards*	—	7	—	7

*           Includes restricted stock and restricted stock units.

Note 4 — Other Financial Information

Restricted Cash

We have pledged cash in connection with contingent payments resulting from a business acquisition, stand-by letters of credit, and credit cards. We have deposited corresponding amounts into money market and non-interest bearing accounts at three financial institutions for these items as follows (in thousands):

	June 30, 2013	December 31, 2012
Contingent and other consideration for acquisition	$2,504	$2,504
Collateral for stand-by letters of credit	2,567	2,416
Collateral for credit cards	314	315
Current restricted cash	$5,385	$5,235

Contingent and other consideration for acquisition	$1,000	$1,000
Collateral for stand-by letters of credit	3,097	3,366
Non-current restricted cash	$4,097	$4,366
Total restricted cash	$9,482	$9,601

Inventories

Our inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$3,226	$3,406
Work in process	2,129	1,489
Finished goods	2,009	240
Inventories	$7,364	$5,135

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Payroll and commissions payable	$2,919	$4,687
Contingent consideration (current portion) and legal expenses	1,590	1,506
Other accrued expenses and current liabilities	1,012	2,362
Accrued expenses and other current liabilities	$5,521	$8,555

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the six months ended June 30, 2013 by component were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(94)	$15	$(79)
Net other comprehensive income (loss)	2	(35)	(33)
Balance, June 30, 2013	$(92)	$(20)	$(112)

There were no reclassifications of amounts out of accumulated other comprehensive loss for the six months ended June 30, 2013 as there were no sales of securities or translation adjustments that impacted other comprehensive loss.

Note 5 — Investments

Our short-term and long-term investments are all classified as available-for-sale.

Available-for-sale securities at June 30, 2013 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$250	$—	$—	$250
State and local government obligations	3,441	4	—	3,445
Corporate notes and bonds	3,585	7	(1)	3,591
Short-term investments	$7,276	$11	$(1)	$7,286

State and local government obligations	1,003	2	(1)	1,004
Corporate notes and bonds	7,925	—	(31)	7,894
Long-term investments	$8,928	$2	$(32)	$8,898
Total available-for-sale securities	$16,204	$13	$(33)	$16,184

Available-for-sale securities at December 31, 2012 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$250	$—	$—	$250
State and local government obligations	2,444	3	(1)	2,446
Corporate notes and bonds	6,799	3	(1)	6,801
Short-term investments	$9,493	$6	$(2)	$9,497

State and local government obligations	1,381	6	(2)	1,385
Corporate notes and bonds	3,381	13	(6)	3,388
Long-term investments	$4,762	$19	$(8)	$4,773
Total available-for-sale securities	$14,255	$25	$(10)	$14,270

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of June 30, 2013 are shown below by contractual maturity (in thousands):

	June 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$2,384	$2,384
Due after one year through three years	13,820	13,800
Total available-for-sale securities	$16,204	$16,184

Note 6 — Debt

Lines of Credit

In June 2012, we entered into a loan agreement (the “2012 Agreement”) with a financial institution. The 2012 Agreement provides for a total available credit line of $16.0 million. Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans. The total stand-by letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. At no time may the aggregate of the revolving loans and stand-by letters of credit exceed the total available credit line of $16.0 million. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate plus 0% or a Eurodollar loan that bears interest equal to the adjusted LIBO rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The 2012 Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement matures on June 5, 2015 and is collateralized by substantially all of our assets. At December 31, 2012, the amount of outstanding stand-by letters of credit collateralized under the 2012 Agreement totaled $1.4 million. As of June 30, 2013, there were no advances drawn and $1.5 million in stand-by letters of credit collateralized under the 2012 Agreement. Total restricted cash related to these stand-by letters of credit totaled $1.5 million as of June 30, 2013.

We are subject to certain financial and administrative covenants under the 2012 Agreement. As of June 30, 2013, we were in compliance with these covenants.

In 2009, we entered into a loan and security agreement (the “2009 Agreement”) with another financial institution. The 2009 Agreement, as amended, provided a total available credit line of $16.0 million. Under the 2009 Agreement, we were allowed to draw advances of up $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for stand-by letters of credit, provided that the aggregate of the outstanding advances and collateral did not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incurred interest based on a prime rate index or LIBOR plus 1.375%. The 2009 Agreement, as amended, also required us to maintain cash collateral balances equal to at least 101% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances. The amended 2009 Agreement expired on May 30, 2012. There were no advances drawn under the 2009 Agreement’s credit line at the time it expired. At December 31, 2012, the amount of remaining outstanding stand-by letters of credit issued under the 2009 Agreement totaled $4.3 million. As of June 30, 2013, remaining stand-by letters of credit issued under the 2009 Agreement totaled $4.1 million. Total restricted cash related to these stand-by letters of credit totaled $4.1 million as of June 30, 2013.

Note 7 — Equity

Share-Based Compensation Expense

For the three and six months ended June 30, 2013 and 2012, we recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$18	$39	$39	$65
General and administrative	307	479	814	1,024
Sales and marketing	120	171	235	340
Research and development	53	36	99	79
Total share-based compensation expense	$498	$725	$1,187	$1,508

As of June 30, 2013, total unrecognized compensation cost related to non-vested share-based awards, net of estimated forfeitures, was $3.5 million, which is expected to be recognized as expense over a weighted average period of approximately 2.7 years.

In January 2013, we granted 100,000 stock options to an employee in connection with the offer letter of employment in July 2011. The options vest over a four-year period beginning on the first day of employment, have an exercise price of $3.42 per share based on the date of grant, and expire 10 years from the grant date.

In March 2013, we granted 843,600 stock options to certain officers and other employees. The options vest over a four-year period, have an exercise price of $3.92 per share, and expire 10 years from the grant date.

Note 8 — Income Taxes

The effective tax rate for the six months ended June 30, 2013 and 2012 was (3.9%) and 6.7%, respectively. The tax expense for the six months ended June 30, 2013 primarily relates to the amortization of the deferred tax liability for the temporary difference regarding the tax basis of goodwill recognized during the period and the truing up of tax refunds receivable. The net loss for the six months ended June 30, 2013 did not yield an income tax benefit as we continue to provide a full valuation allowance on our deferred tax assets. The tax benefit recognized for the six months ended June 30, 2012 primarily related to the recognition of state tax refunds from prior-year returns.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through November 2019. Future minimum lease payments consist of the following (in thousands):

June 30, 2013
2013 (remaining six months)	$782
2014	1,627
2015	1,544
2016	1,581
2017	1,569
Thereafter	2,924
Total future minimum lease payments	$10,027

Product Warranty

The following table summarizes the activity related to the product warranty liability during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$1,256	$864	$1,172	$852
Warranty costs charged to cost of revenue	41	133	138	174
Change in estimate	(132)	—	(132)	—
Utilization of warranty	(138)	(54)	(151)	(83)
Balance, end of period	$1,027	$943	$1,027	$943

Based on management’s analysis of warranty liability experience, we recorded a change in estimate of our warranty reserve of $132,000 during the three months ended June 30, 2013.

Purchase Obligations

We enter into purchase order arrangements with our vendors. As of June 30, 2013, there are open purchase orders for which we have not yet received the related goods or services. These arrangements are subject to change based on our sales demand forecasts, and we have the right to cancel the arrangements prior to the date of delivery. As of June 30, 2013, we had approximately $1.6 million of cancellable open purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2013 and December 31, 2012.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts ranging from 10% to 30% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance. These guarantees, generally in the form of stand-by letters of credit or bank guarantees secured by stand-by letters of credit, typically remain in place for periods ranging from 12 to 36 months and relate to the underlying product warranty period. The stand-by letters of credit are collateralized by restricted cash and our credit facility. Of the $5.6 million in outstanding stand-by letters of credit at June 30, 2013, $4.1 million was issued under the 2009 Agreement and $1.5 million was issued under the 2012 Agreement. The stand-by letters of credit outstanding at June 30, 2013 were collateralized by restricted cash of $5.7 million.

Litigation

Note 9 – Commitments and Contingencies, under the caption “Litigation” of our Annual Report on Form 10-K filed with the SEC on March 12, 2013, provides information on certain litigation in which we are involved. Unfavorable rulings, judgments, or settlement terms regarding these litigation matters could have a material adverse impact on our business, financial condition, results of operations, and cash flows. Although none of the litigation matters can be quantified with absolute certainty, we have established accruals covering exposure and relating to contingencies to the extent that they are reasonably estimable and probable based on available facts. There have been no material developments to these matters from what was disclosed in our Form 10-K; therefore, we have made no changes to our accruals in the first six months of 2013.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
Domestic revenue	$468	$1,200		$1,763	$1,788
International revenue	8,101	11,096		13,179	15,264
Total revenue	$8,569	$12,296		$14,942	$17,052

Revenue by country:
India	15%	*	%	14%	*	%
Spain	15	*		10	3
Ghana	10	0		6	0
China	10	8		7	8
United States	5	10		12	10
Israel	*	14		*	10
Australia	*	32		*	23
Others **	45	36		51	46
Total	100%	100%		100%	100%

*       Less than 1%.

**     Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our net revenue during the periods presented.

Substantially all of our long-lived assets were located in the United States at June 30, 2013 and December 31, 2012.

Note 11 — Concentrations

Customers accounting for 10% or more of our accounts receivable and unbilled receivables were as follows:

	June 30, 2013	December 31, 2012
I.V.M. Minrav Sadyt (a consortium of Minrav Holdings, Ltd and Sadyt, a Valoriza Agua company)	21%	26%
Via Maris Desalination (a Global Environmental Solutions (GES) company)	*	13%

*     Less than 10%.

Revenue from customers representing 10% or more of net revenue varies from period to period. For the three and six months ended June 30, 2013, no customer accounted for 10% or more of our net revenue. For the three and six months ended June 30, 2012, Southern Seawater JV (a joint venture of Tecnicas Reunidas Australia Pty Ltd, Valoriza Water Australia Pty Ltd, A.J. Lucas Operations Pty Ltd, and Worley Parsons Services Pty Ltd) accounted for 30% and 22%, respectively, of our net revenue. No other customer accounted for more than 10% of our net revenue during any of these periods.

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

The fair value of financial assets and liabilities measured on a recurring basis for the indicated periods was as follows (in thousands):

	June 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term available-for-sale securities	$7,286	$—	$7,286	$—
Long-term available-for-sale securities	8,898	—	8,898	—
Total assets	$16,184	$—	$16,184	$—
Liabilities:
Contingent consideration*	$1,524	$—	$—	$1,524
Total liabilities	$1,524	$—	$—	$1,524

	December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term available-for-sale securities	$9,497	$—	$9,497	$—
Long-term available-for-sale securities	4,773	—	4,773	—
Total assets	$14,270	$—	$14,270	$—
Liabilities:
Contingent consideration*	$1,524	$—	$—	$1,524
Total liabilities	$1,524	$—	$—	$1,524

*Included in Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities.

The reconciliation of the beginning and ending balances for assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2013 was as follows (in thousands):

Contingent Consideration
Balance, December 31, 2012	$1,524
Change in value	—
Balance, June 30, 2013	$1,524

As of June 30, 2013, we had assets held for sale of $1.3 million related to our Michigan manufacturing facility. The assets included a building and land that was classified as held for sale at December 31, 2011 in connection with our restructuring plan to consolidate our North American operations and transfer all manufacturing operations to San Leandro, California. The fair value of these assets was determined based on Level 2 inputs, primarily sales date for similar properties in the area. During the three and six months ended June 30, 2013 we recognized an impairment loss of $44,000.

The fair value of assets held for sale, measured on a non-recurring basis for the indicated periods, was as follows (in thousands):

	June 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets held for sale	$1,301	$—	$1,301	$—

	December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets held for sale	$1,345	$—	$1,345	$—

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Words such as “expects,” “anticipates,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Forward-looking statements in this report include, without limitation, statements about the following:

•

our belief that the current levels of gross profit margin are sustainable to the extent that volume remains healthy, we experience a favorable product mix, and we continue to realize cost savings through production efficiencies and enhanced yields;

•	our expectation that a significant volume of mega-project shipments will occur during the fourth quarter;

•	our expectation that our expenses for research and development and sales and marketing will continue to increase as a result of the diversification into markets outside of desalination;

•	our expectation that our manufacturing operations will be able to meet the overall demand for our products;

•	our expectation that sales outside of the United States will remain a significant portion of our net revenue;

•	our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated liquidity needs for the foreseeable future;

•	our expectation that, as we expand our international sales, a portion of our revenue could continue to be denominated in foreign currencies; and

•	our expectations concerning our new enterprise resource planning system implemented effective July 1, 2013, referred to in Part I, Item 4, and Part II, Item 1A of this report.

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

A limited number of our customers account for a substantial portion of our net revenue and accounts receivable. Revenue from customers representing 10% or more of net revenue varies from period to period. For the three and six months ended June 30, 2013, no customer accounted for 10% or more of our net revenue. For the three and six months ended June 30, 2012, Southern Seawater JV (a joint venture of Tecnicas Reunidas Australia Pty Ltd, Valoriza Water Australia Pty Ltd, A.J. Lucas Operations Pty Ltd, and Worley Parsons Services Pty Ltd) accounted for 30% and 22%, respectively, of our net revenue. No other customer accounted for more than 10% of our net revenue during any of these periods.

During the three and six months ended June 30, 2013 and 2012, most of our net revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our net revenue for the foreseeable future.

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

Second Quarter of 2013 Compared to Second Quarter of 2012

Results of Operations

The following table sets forth certain data from our operating results as a percentage of net revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2013		2012		Change Increase / (Decrease)
Results of Operations:*
Net revenue	$8,569	100%	$12,296	100%	$(3,727)	(30%)
Cost of revenue	3,293	38%	5,636	46%	(2,343)	(42%)
Gross profit	5,276	62%	6,660	54%	(1,384)	(21%)
Operating expenses:
General and administrative	3,326	39%	3,606	29%	(280)	(8%)
Sales and marketing	1,859	22%	1,772	14%	87	5%
Research and development	1,137	13%	866	7%	271	31%
Amortization of intangible assets	231	3%	261	2%	(30)	(11%)
Restructuring charges	44	1%	79	1%	(35)	(44%)
Total operating expenses	6,597	77%	6,584	53%	13	0%
(Loss) income from operations	(1,321)	(15%)	76	1%	(1,397)	**
Interest expense	—	—	(1)	(0%)	1	100%
Other non-operating income (expense), net	25	(0%)	(9)	(0%)	34	(378%)
(Loss) income before income taxes	(1,296)	(15%)	66	1%	(1,362)	**
Provision (benefit) for income taxes	161	2%	(373)	(3%)	534	143%
Net loss	$(1,457)	(17%)	$439	4%	$(1,896)	(432%)

*     Percentages may not add up to 100% due to rounding

**     Not meaningful

Net Revenue

Our net revenue decreased $3.7 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease was primarily due to three modestly sized mega-project shipments totaling $1.5 million in the second quarter of 2013 compared to four larger sized mega-project shipments totaling $5.9 million in the second quarter of 2012. Offsetting the decline in mega-project shipments were increases in OEM and aftermarket sales. We anticipate revenue from mega-project shipments to increase significantly in the fourth quarter.

Although we operate under one segment, we categorize revenue based on the type of energy recovery device and its related products and services. The following table reflects revenue by product category and as a percentage of total net revenue (in thousands, except percentages):

	Three Months Ended June 30,
	2013		2012
PX devices and related products and services	$6,760	79%	$10,397	85%
Turbochargers, pumps, and related products and services	1,809	21%	1,899	15%
Net revenue	$8,569	100%	$12,296	100%

During the three months ended June 30, 2013 and 2012, a significant portion of our net revenue was attributable to sales outside of the United States. Revenue attributable to domestic and international sales as a percentage of net revenue was as follows:

	Three Months Ended June 30,
	2013	2012
Domestic revenue	5%	10%
International revenue	95%	90%
Net revenue	100%	100%

Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. Despite a product mix that favored turbochargers and pumps over PX devices, gross profit as a percentage of net revenue increased to 62% for the three months ended June 30, 2013 compared to 54% for the three months ended June 30, 2012.

The increase in gross profit as a percentage of net revenue for the three months ended June 30, 2013 as compared to the same period of last year was primarily due to the continuing effects of plant consolidation, vertical integration of ceramic processing, manufacturing efficiencies, and enhanced production yields. The increases were slightly offset by a product mix shift that favored turbochargers and pumps over PX devices. The unfavorable product mix shift caused a drag on total gross profit as turbochargers and pumps have a lower gross profit margin compared to PX devices.

Future gross profit is highly dependent on the product and customer mix of our net revenue, overall market demand and competition, and the volume of production in our manufacturing plant that determines our operating leverage. Accordingly, we are not able to predict our future gross profit levels with certainty. We do believe, however, that the current levels of gross profit margin are sustainable to the extent that volume remains healthy, our product mix favors PX devices, and we continue to realize cost savings through production efficiencies and enhanced yields.

Share-based compensation expense included in cost of revenue was $18,000 and $39,000 for the three months ended June 30, 2013 and 2012, respectively.

General and Administrative Expense

General and administrative (“G&A”) expense decreased by $280,000, or 8%, to $3.3 million for the three months ended June 30, 2013 from $3.6 million for the three months ended June 30, 2012. As a percentage of net revenue, G&A expense increased to 39% for the three months ended June 30, 2013 from 29% for the three months ended June 30, 2012 primarily due to lower net revenue offset by lower G&A expense for the current period.

G&A average headcount increased to 28 in the second quarter of 2013 from 25 in the second quarter of 2012.

Of the $280,000 decrease in G&A expense, $231,000 related to professional fees and other services, $49,000 related to property and other taxes, $37,000 related to occupancy costs, and $33,000 related to compensation and employee-related benefits. These decreases were offset by an increase of $70,000 related to bad debt expense.

Share-based compensation expense included in G&A expense was $307,000 and $479,000 for the three months ended June 30, 2013 and 2012, respectively.

We anticipate that our G&A expense will remain relatively flat over the remainder of the year, as transition costs incurred in the first quarter for personnel changes in the IT and accounting functions are not expected to recur.

Sales and Marketing Expense

Sales and marketing (“S&M”) expense increased by $87,000, or 5%, to $1.9 million for the three months ended June 30, 2013 from $1.8 million for the three months ended June 30, 2012. As a percentage of net revenue, S&M expense increased to 22% for the three months ended June 30, 2013 from 14% for the three months ended June 30, 2012 primarily due to lower net revenue and slightly higher S&M expense in the current period.

S&M average headcount increased to 27 in the second quarter of 2013 from 25 in the second quarter of 2012.

Of the $87,000 increase in S&M expense, $161,000 related to marketing costs associated with the Company’s rebranding initiative and market research and $55,000 related to compensation and employee-related benefits. The increases were offset by decreases of $123,000 related to commissions for sales representatives and $6,000 related to occupancy costs.

Share-based compensation expense included in S&M expense was $120,000 and $171,000 for the three months ended June 30, 2013 and 2012, respectively.

We anticipate that our S&M expenses will increase in the future as we continue to market and sell new technologies for industries outside of seawater desalination.

Research and Development Expense

Research and development (“R&D”) expense increased by $271,000, or 31%, to $1.1 million for the three months ended June 30, 2013 from $866,000 for the three months ended June 30, 2012. As a percentage of net revenue, R&D expense increased to 13% for the three months ended June 30, 2013 from 7% for the three months ended June 30, 2012 primarily due to lower net revenue and higher R&D expense in the current period.

R&D average headcount increased to 18 in the second quarter of 2013 compared to 15 in the second quarter of 2012.

Of the $271,000 increase in R&D expense for the three months ended June 30, 2013, $255,000 related to compensation and employee-related benefits, $57,000 related to R&D costs associated with the Company’s investment in product development for oil and gas applications, and $11,000 related to occupancy costs. These increases were offset by a decrease of $52,000 related to outside consulting and professional fees.

Share-based compensation expense included in R&D expense was $53,000 and $36,000 for the three months ended June 30, 2013 and 2012, respectively.

We anticipate that our R&D expense will increase in the future as we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense decreased by $30,000, or 11%, to $231,000 for the three months ended June 30, 2013 from $261,000 for the three months ended June 30, 2012. The decrease was due to the impairment of the trademark intangible at December 31, 2012, for which no amortization expense was recorded during the three months ended June 30, 2013, and a change in the amortization amount for customer relationships related to the sum-of-the-years-digit amortization calculation.

Restructuring Charges

In 2011, we initiated a restructuring plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California. In connection with this restructuring plan, we classified the land and building located in Michigan as assets held for sale at December 31, 2011. During the three months ended June 30, 2013, we recognized an impairment loss of $44,000. During the three months ended June 30, 2012, we recorded impairment costs of $79,000 to reflect the net proceeds expected from a signed purchase agreement for the sale of the assets that did not finalize in August 2012 as planned.

Non-Operating Income (Expense), Net

Non-operating income (expense), net, increased by $35,000 to income of $25,000 in the three months ended June 30, 2013 from expense of $10,000 in the three months ended June 30, 2012. The increase was primarily due to $3,000 in net foreign currency losses recorded during the second quarter of 2013 compared to $82,000 in net foreign currency losses recorded during the second quarter of 2012. The $79,000 favorable impact of net foreign currency losses and lower interest expense of $1,000 were offset by lower other income of $45,000.

Income Taxes

The income tax provision was $161,000 in the three months ended June 30, 2013 compared to a benefit of $373,000 in the three months ended June 30, 2012. As of December 31, 2012, a valuation allowance of approximately $12.7 million was established to reduce our deferred income tax assets to the amount expected to be realized. As such, no tax benefit related to our pre-tax loss was recognized for the three months ended June 30, 2013, as there was no change in our assessment of the amount of deferred income tax assets expected to be realized. For the three months ended June 30, 2012, the tax benefit recognized primarily related to the recognition of state tax refunds from prior-year returns.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Results of Operations

The following table sets forth certain data from our operating results as a percentage of net revenue for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2013		2012		Change Increase / (Decrease)
Results of Operations:*
Net revenue	$14,942	100%	$17,052	100%	$(2,110)	(12%	)
Cost of revenue	6,649	44%	9,140	54%	(2,491)	(27%	)
Gross profit	8,293	56%	7,912	46%	381	5%
Operating expenses:
General and administrative	7,496	50%	7,074	41%	422	6%
Sales and marketing	3,870	26%	3,254	19%	616	19%
Research and development	2,219	15%	1,560	9%	659	42%
Amortization of intangible assets	461	3%	523	3%	(62)	(12%	)
Restructuring charges	44	0%	110	0%	(66)	(60%	)
Total operating expenses	14,090	94%	12,521	73%	1,569	13%
Loss from operations	(5,797)	(39% )	(4,609)	(27% )	(1,188)	(26%	)
Interest expense	—	—	(5)	(0% )	5	100%
Other non-operating income (expense), net	52	0%	63	0%	(11)	(17%	)
Loss before income taxes	(5,745)	(38% )	(4,551)	(27% )	(1,194)	(26%	)
Provision (benefit) for income taxes	222	1%	(307)	(2% )	529	172%
Net loss	$(5,967)	(40% )	$(4,244)	(25% )	$(1,723)	(41%	)

*     Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue decreased $2.1 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease was primarily due to three modestly sized mega-project shipments totaling $1.5 million in the first half of 2013 compared to four larger sized mega-project shipments totaling $5.9 million in the first half of 2012. Offsetting the decline in mega-project shipments were increases in OEM and aftermarket sales. We anticipate revenue from mega-project shipments to increase significantly in the fourth quarter.

Although we operate under one segment, we categorize revenue based on the type of energy recovery device and its related products and services. The following table reflects revenue by product category and as a percentage of total net revenue for the six months ended June 30, 2013 and 2012 (thousands, except percentages):

	Six Months ended June 30,
	2013		2012
PX devices and related products and services	$10,699	72%	$13,475	79%
Turbochargers, pumps, and related products and services	4,243	28%	3,577	21%
Net revenue	$14,942	100%	$17,052	100%

During the six months ended June 30, 2013 and 2012, a significant portion of our net revenue was attributable to sales outside of the United States. Revenue attributable to domestic and international sales as a percentage of net revenue was as follows:

	Six Months Ended June 30,
	2013	2012
Domestic revenue	12%	10%
International revenue	88%	90%
Net revenue	100%	100%

Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. Despite a product mix that favored turbochargers and pumps over PX devices, gross profit as a percentage of net revenue increased to 56% for the six months ended June 30, 2013 compared to 46% for the six months ended June 30, 2012.

The increase in gross profit as a percentage of net revenue for the six months ended June 30, 2013 as compared to the same period of last year was primarily due to the continuing effects of plant consolidation, vertical integration of ceramic processing, manufacturing efficiencies, and enhanced production yields. The increases were slightly offset by a product mix shift that favored turbochargers and pumps over PX devices. The unfavorable product mix shift caused a drag on total gross profit as turbochargers and pumps have a lower gross profit margin compared to PX devices.

Future gross profit is highly dependent on the product and customer mix of our net revenues, overall market demand and competition, and the volume of production in our manufacturing plant that determines our operating leverage. Accordingly, we are not able to predict our future gross profit levels with certainty. We do believe, however, that the current levels of gross profit margin are sustainable to the extent that volume remains healthy, our product mix favors PX devices, and we continue to realize cost savings through production efficiencies and enhanced yields.

Share-based compensation expense included in cost of revenue was $39,000 and $65,000 for the six months ended June 30, 2013 and 2012, respectively.

General and Administrative Expense

General and administrative (“G&A”) expense increased by $422,000, or 6%, to $7.5 million for the six months ended June 30, 2013 from $7.1 million for the six months ended June 30, 2012. As a percentage of net revenue, G&A expense increased to 50% for the six months ended June 30, 2013 from 41% for the six months ended June 30, 2012 primarily due to lower net revenue and slightly higher G&A expense for the current period.

G&A average headcount increased to 28 in the first half of 2013 from 26 in the first half of 2012.

Of the $422,000 increase in G&A expense, $263,000 related to compensation and employee-related benefits, $148,000 related to professional fees and other services, $95,000 related to bad debt expense, and $43,000 related to other administrative costs. These increases were offset by decreases of $96,000 in occupancy costs and $31,000 related to property and other taxes.

Share-based compensation expense included in G&A expense was $814,000 and $1.0 million for the six months ended June 30, 2013 and 2012, respectively.

We anticipate that our G&A expense will flatten over the remainder of the year, as transition costs incurred in the first quarter for personnel changes in the IT and accounting functions are not expected to recur.

Sales and Marketing Expense

Sales and marketing (“S&M”) expense increased by $616,000, or 19%, to $3.9 million for the six months ended June 30, 2013 from $3.3 million for the six months ended June 30, 2012. As a percentage of net revenue, S&M expense increased to 26% for the six months ended June 30, 2013 from 19% for the six months ended June 30, 2012 primarily due to higher S&M expense and lower net revenue in the current period.

S&M average headcount increased to 26 in the first six half of 2013 from 25 in the first half of 2012.

Of the $616,000 increase in S&M expense for the six months ended June 30, 2013, $527,000 related to marketing costs associated with the Company’s rebranding initiative and market research; $153,000 related to compensation and employee-related benefits; and $35,000 related to occupancy and other costs. These increases were offset by $99,000 related to commissions for sales representatives.

Share-based compensation expense included in S&M expense was $235,000 and $340,000 for the six months ended June 30, 2013 and 2012, respectively.

We anticipate that our S&M expenses will increase in the future as we continue to market and sell new technologies for industries outside of seawater desalination.

Research and Development Expense

Research and development (“R&D”) expense increased by $659,000, or 42%, to $2.2 million for the six months ended June 30, 2013 from $1.6 million for the six months ended June 30, 2012. As a percentage of net revenue, R&D expense increased to 15% for the six months ended June 30, 2013 from 9% for the six months ended June 30, 2012 primarily due to higher R&D expense and lower net revenue in the current period.

R&D average headcount increased to 18 in the first half of 2013 compared to 14 in the first half of 2012.

Of the $659,000 increase in R&D expense for the six months ended June 30, 2013, $576,000 related to compensation and employee-related benefits, $103,000 related to R&D costs associated with the Company’s investment in product development for oil and gas applications, and $40,000 related to occupancy costs. The increases were offset by a decrease of $60,000 related to outside consulting and professional fees.

Share-based compensation expense included in R&D expense was $99,000 and $79,000 for the six months ended June 30, 2013 and 2012, respectively.

We anticipate that our R&D expenses will increase in the future as we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense decreased by $62,000, or 12%, to $461,000 for the six months ended June 30, 2013 from $523,000 for the six months ended June 30, 2012. The decrease was due to the impairment of the trademark intangible at December 31, 2012, for which no amortization expense was recorded during the first half of 2013, and a change in the amortization amount for customer relationships related to the sum-of-the-years-digit amortization calculation.

Restructuring Charges

In 2011, we initiated a restructuring plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California. In connection with this restructuring plan, we classified the land and building located in Michigan as assets held for sale at December 31, 2011. During the six months ended June 30, 2013, we recognized an impairment loss of $44,000. During the six months ended June 30, 2012, we incurred additional non-recurring expenses of $110,000 related to the restructuring plan. Of the $110,000 recorded in the first half of 2012, $79,000 related to the impairment of the land and building to reflect the net proceeds expected from a signed purchase agreement for the sale of the assets that did not finalize as planned in August 2012 and $31,000 related to other non-recurring charges.

Non-Operating Income (Expense), Net

Non-operating income (expense), net, decreased by $6,000 to income of $52,000 in the six months ended June 30, 2013 from income of $58,000 in the six months ended June 30, 2012. The decrease was due to lower other income, primarily interest income, of $61,000. This decrease was offset by a $50,000 favorable impact of net foreign currency losses compared to the prior period and lower interest expense of $5,000.

Income Taxes

The income tax provision was $222,000 in the six months ended June 30, 2013 compared to a benefit of $307,000 in the six months ended June 30, 2012. As of December 31, 2012, a valuation allowance of approximately $12.7 million was established to reduce our deferred income tax assets to the amount expected to be realized. As such, no tax benefit related to our pre-tax loss was recognized for the six months ended June 30, 2013, as there was no change in our assessment of the amount of deferred income tax assets expected to be realized. For the six months ended June 30, 2012, the tax benefit recognized primarily related to the recognition of state tax refunds from prior-year returns.

Liquidity and Capital Resources

Overview

Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services, and borrowings under our credit facility. From January 1, 2005 through June 30, 2013, we issued common stock for aggregate net proceeds of $84.0 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of June 30, 2013, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $11.4 million that are invested primarily in money market funds and short- and long-term investments of $16.2 million that are primarily invested in marketable debt securities. We invest cash not needed for current operations predominantly in high-quality, investment-grade marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We have unbilled receivables pertaining to customer contractual holdback provisions, whereby we invoice the final installment due under a sales contract 12 to 24 months after the product has been shipped to the customer and revenue has been recognized. The customer holdbacks represent amounts intended to provide a form of security to the customer rather than a form of long-term financing. Accordingly, these receivables have not been discounted to present value. At June 30, 2013 and December 31, 2012, we had $2.3 million and $5.9 million of current and non-current unbilled receivables, respectively.

In 2009, we entered into a loan and security agreement (the “2009 Agreement”) with a financial institution. The 2009 Agreement, as amended, provided a total available credit line of $16.0 million. Under the 2009 Agreement, we were allowed to draw advances of up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for stand-by letters of credit, provided that the aggregate of the outstanding advances and collateral did not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incurred interest based on a prime rate index or on LIBOR plus 1.375%. The amended 2009 Agreement also required us to maintain a cash collateral balance equal to at least 101% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances

During the periods presented, we provided certain customers with stand-by letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements. Some of these stand-by letters of credit were issued under our 2009 Agreement. The stand-by letters of credit generally terminate within 12 to 48 months from issuance. As of June 30, 2013, the amounts outstanding on stand-by letters of credit collateralized under our 2009 Agreement totaled approximately $4.1 million, and restricted cash related to the stand-by letters of credit issued under the 2009 Agreement was approximately $4.1 million. The 2009 Agreement expired at the end of May 2012.

In June 2012, we entered into a loan agreement (the “2012 Agreement”) with another financial institution. The 2012 Agreement provides for a total available credit line of $16.0 million. Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans. The total stand-by letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. At no time may the aggregate of the revolving loans and stand-by letters of credit exceed the total available credit line of $16.0 million. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate plus 0% or a Eurodollar loan that bears interest equal to the adjusted LIBO rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line.

The 2012 Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement matures on June 5, 2015 and is collateralized by substantially all of our assets. As of June 30, 2013 there were no advances drawn under the 2012 Agreement’s line of credit. The amounts outstanding on stand-by letters of credit collateralized under the 2012 Agreement totaled approximately $1.5 million, and restricted cash related to the stand-by letters of credit issued under the 2012 Agreement was approximately $1.5 million as of June 30, 2013.

In 2012, our credit card vendor required us to restrict cash for outstanding credit card balances. Accordingly, we have restricted $314,000 of cash for credit card balances as of June 30, 2013.

Cash Flows from Operating Activities

Net cash used in operating activities was $(2.6) million and $(1.9) million for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, a net loss of $(6.0) million was adjusted to $(2.4) million by non-cash items totaling $3.6 million. For the six months ended June 30, 2012, a net loss of $(4.2) million was adjusted to $81,000 by non-cash items totaling $4.3 million. Non-cash adjustments primarily include depreciation and amortization, share-based compensation expense, provisions for doubtful accounts and warranty reserves, amortization of premiums/discounts on investments, and adjustments to inventory reserves.

The net cash impact from changes in assets and liabilities was approximately $(183,000) and $(1.9) million for the six months ended June 30, 2013 and 2012, respectively. Net changes in assets and liabilities are primarily attributable to changes in inventory as a result of the timing of order processing and product shipments; changes in accounts receivable, deferred revenue, and unbilled receivables as a result of the timing of invoices and collections for large projects; and changes in accrued liabilities, prepaid expenses, and accounts payable as a result of the timing of payments to employees, vendors, and other third parties.

Cash Flows from Investing Activities

Cash flows (used in) provided by investing activities primarily relate to maturities and purchases of investments in marketable securities; the release of or the increase in restricted cash to collateralize our stand-by letters of credit; and capital expenditures to support our growth.

Net cash (used in) provided by investing activities was $(2.9) million and $6.3 million for the six months ended June 30, 2013 and 2012, respectively. The decrease of $9.2 million in cash flows from investing activities for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to an increase in the purchase of marketable securities of $7.7 million, a $1.5 million decrease in the amount of restricted cash released due to expiring stand-by letters of credit, and a decrease of $0.5 million of maturities of marketable securities. These items were offset by a decrease in capital expenditures of $0.6 million.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $212,000 and $(4.1) million for the six months ended June 30, 2013 and 2012, respectively. The $4.3 million increase in net cash provided by financing activities was primarily due to a $4.0 million decrease of cash used to repurchase common stock for treasury, a $225,000 increase in cash received for the issuance of common stock due to option and warrant exercises, and a $109,000 decrease in debt and capital lease payments as a result of paying off two capital leases and an equipment promissory note in 2012 and our last capital lease in 2013.

Liquidity and Capital Resource Requirements

We may enter into potential material investments in, or acquisitions of, complementary businesses, services, or technologies, which could require us to seek additional equity or debt financing. However, if we do not invest in, or make any acquisitions of, complementary businesses, services or technologies, we believe that our existing cash balances and cash generated from operations will be sufficient to meet our anticipated capital requirements for at least the next twelve months. We may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future long-term capital requirements will depend on many factors, including our rate of revenue growth, if any, the expansion of sales and marketing and research and development activities, the timing and extent of our expansion into new geographic territories, the timing of new product introductions, the continuing market acceptance of our products, and any possible acquisitions that we might complete to advance our strategy. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through 2019. The total of the future minimum lease payments under these leases as of June 30, 2013 was $10.0 million. For additional information, see Note 9 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements.

In the course of our normal operations, we also enter into purchase commitments with our suppliers for various raw materials and components parts. The purchase commitments covered by these arrangements are subject to change based on sales forecasts for future deliveries. As of June 30, 2013, we had approximately $1.6 million of cancellable open purchase order arrangements related primarily to materials and parts.

We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of June 30, 2013, we believe that our exposure related to these guarantees and indemnities was not material.

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

Item 3. — Quantitative and Qualitative Disclosure About Market Risk

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

Interest Rate Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents, short-term investments, and long-term investments. At June 30, 2013, our short- and long-term investments totaled $16.2 million. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short- and long-term debt instruments of the U.S. government and its agencies as well as high-quality corporate and municipal issuers. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than three years. A hypothetical 1% increase in interest rates would have resulted in an approximately $196,000 decrease in the fair value of our fixed-income debt securities as of June 30, 2013.

Concentration of Credit Rate Risk

Our investments in marketable debt securities are subject to potential loss of value due to counterparty credit risk. To minimize this risk, we invest pursuant to a Board-approved investment policy. The policy mandates high-credit-rating requirements and restricts our exposure to any single corporate issuer or sector by imposing concentration limits.

Item 4. — Controls and Procedures.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We implemented a new enterprise resource planning (“ERP”) system effective July 1, 2013. We believe that the new ERP system will simplify and strengthen our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

Note 9 – Commitments and Contingencies, under the caption “Litigation” of our Annual Report on Form 10-K filed with the SEC on March 12, 2013, provides information on certain litigation in which we are involved. There have been no material developments to these matters from what was disclosed in our Form 10-K.

Item 1A. — Risk Factors

With the exception of the following update, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in our Annual Report on Form 10-K filed on March 12, 2013.

We may experience difficulties implementing our enterprise resource planning system.

In 2012, we initiated a project to upgrade our enterprise resource planning (“ERP”) system to streamline our business processes and allow for cost-efficient scalability, flexibility, and improved management reporting and analysis. On July 1, 2013, we implemented our new ERP system. We anticipate that our new ERP system will accommodate our future needs as we continue to evolve our business in a changing marketplace. Our new ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management, and prepare our financial statements. The design and implementation of the new ERP system has required the investment of significant financial and human resources. While we have not experienced insurmountable difficulties thus far during the stabilization period, which we expect to last for the remainder of the year, we may encounter difficulties, and we cannot guarantee that the new ERP system will support our business operations. Any disruptions, delays, or deficiencies in the design and stabilization of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, or otherwise operate our business, which could, in turn, adversely affect our results of operations, financial condition, and cash flows as well as our internal control over financial reporting.

Item 6. — Exhibits

Exhibit No.	Description
10.1	Energy Recovery, Inc. Annual Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 8-K, filed on April 8, 2013, and incorporated herein by reference

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Registrant: Energy Recovery, Inc.

By:	/s/ THOMAS S. ROONEY, JR. Thomas S. Rooney, Jr.	President and Chief Executive Officer (Principal Executive Officer)	August 6, 2013

	/s/ ALEXANDER J. BUEHLER Alexander J. Buehler	Chief Financial Officer (Principal Financial Officer)	August 6, 2013

Exhibit List

Exhibit No.	Description
10.1	Energy Recovery, Inc. Annual Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 8-K, filed on April 8, 2013, and incorporated herein by reference

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.