Form 10-Q
period 2013-09-30
Energy Recovery, Inc.
filed 2013-11-07
CIK 1421517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of October 31, 2013, there were 51,114,528 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements (unaudited)

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value)

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$15,815	$16,642
Restricted cash	4,633	5,235
Short-term investments	5,997	9,497
Accounts receivable, net of allowance for doubtful accounts of $269 and $217 at September 30, 2013 and December 31, 2012, respectively	6,132	13,240
Unbilled receivables	1,040	5,020
Inventories	8,960	5,135
Deferred tax assets, net	500	500
Land and building held for sale	—	1,345
Prepaid expenses and other current assets	1,313	4,245
Total current assets	44,390	60,859
Restricted cash, non-current	3,900	4,366
Unbilled receivables, non-current	—	868
Long-term investments	13,078	4,773
Property and equipment, net of accumulated depreciation of $11,399 and $9,306 at September 30, 2013 and December 31, 2012, respectively	14,654	15,967
Goodwill	12,790	12,790
Other intangible assets, net	4,238	4,929
Other assets, non-current	2	2
Total assets	$93,052	$104,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,336	$2,154
Accrued expenses and other current liabilities	6,101	8,555
Income taxes payable	24	39
Accrued warranty reserve	1,036	1,172
Deferred revenue	788	918
Current portion of capital lease obligations	—	18
Total current liabilities	9,285	12,856
Deferred tax liabilities, non-current, net	1,873	1,706
Deferred revenue, non-current	154	411
Other non-current liabilities	2,112	2,200
Total liabilities	13,424	17,173
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 52,891,423 and 51,108,820 shares issued and outstanding, respectively, at September 30, 2013; and 52,685,129 and 50,902,526 shares issued and outstanding, respectively, at December 31, 2012	53	53
Additional paid-in capital	119,372	117,264
Accumulated other comprehensive loss	(107)	(79)
Treasury stock, at cost, 1,782,603 shares repurchased at September 30, 2013 and December 31, 2012	(4,000)	(4,000)
Accumulated deficit	(35,690)	(25,857)
Total stockholders’ equity	79,628	87,381
Total liabilities and stockholders’ equity	$93,052	$104,554

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	$4,868	$10,498	$19,810	$27,550
Cost of revenue	1,966	4,696	8,615	13,836
Gross profit	2,902	5,802	11,195	13,714
Operating expenses:
General and administrative	3,625	3,825	11,121	10,899
Sales and marketing	1,737	1,860	5,607	5,114
Research and development	1,027	1,495	3,246	3,055
Amortization of intangible assets	230	262	691	785
Restructuring charges	140	167	184	277
Total operating expenses	6,759	7,609	20,849	20,130
Loss from operations	(3,857)	(1,807)	(9,654)	(6,416)
Interest expense	—	(1)	—	(6)
Other non-operating income (expense), net	27	36	79	99
Loss before income taxes	(3,830)	(1,772)	(9,575)	(6,323)
Provision (benefit) for income taxes	36	54	258	(253)
Net loss	$(3,866)	$(1,826)	$(9,833)	$(6,070)

Basic and diluted loss per share	$(0.08)	$(0.04)	$(0.19)	$(0.12)

Basic and diluted shares used in per share calculation	51,052	50,872	51,020	51,638

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(3,866)	$(1,826)	$(9,833)	$(6,070)
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	(10)	(5)	(8)	2
Unrealized gain (loss) on investments	15	13	(20)	45
Other comprehensive income (loss)	5	8	(28)	47
Comprehensive loss	$(3,861)	$(1,818)	$(9,861)	$(6,023)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(9,833)	$(6,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,801	2,945
Loss on disposal of fixed assets	19	—
Non-cash restructuring charges	184	243
Amortization of premiums/discounts on investments	279	402
Interest accrued on notes receivables from stockholders	—	(1)
Share-based compensation	1,717	2,097
(Gain) loss on foreign currency transactions	(5)	3
Deferred income taxes	167	162
Provision for (recovery of) doubtful accounts	248	(69)
Provision for warranty claims	177	283
Valuation adjustments for inventory reserves	81	20
Other non-cash adjustments	(88)	45
Changes in operating assets and liabilities:
Accounts receivable	6,869	(3,674)
Unbilled receivables	4,848	(1,361)
Inventories	(3,906)	1,283
Prepaid and other assets	2,933	405
Accounts payable	(718)	60
Accrued expenses and other liabilities	(2,635)	30
Income taxes payable	(17)	13
Deferred revenue	(387)	1,198
Net cash provided by (used in) operating activities	2,734	(1,986)
Cash Flows From Investing Activities
Capital expenditures	(1,077)	(2,105)
Proceeds from sale of assets held for sale	1,161	—
Purchase of marketable securities	(13,104)	(861)
Maturities of marketable securities	8,000	8,261
Decrease in restricted cash	1,068	611
Net cash (used in) provided by investing activities	(3,952)	5,906
Cash Flows From Financing Activities
Repayment of long-term debt	—	(85)
Repayment of capital lease obligation	(18)	(76)
Net proceeds from issuance of common stock	425	7
Repurchase of common stock	—	(4,000)
Net cash provided by (used in) financing activities	407	(4,154)
Effect of exchange rate differences on cash and cash equivalents	(16)	14
Net change in cash and cash equivalents	(827)	(220)
Cash and cash equivalents, beginning of period	16,642	18,507
Cash and cash equivalents, end of period	$15,815	$18,287

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendment requires that an unrecognized tax benefit be presented in financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. Adoption of this guidance is not expected to have a significant impact on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Liquidation Basis Accounting. The amendment requires (1) an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent; (2) that financial statements prepared using the liquidation basis of accounting present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation; and (3) disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. This update is effective prospectively for entities that determine liquidation is imminent during the annual reporting periods beginning after December 15, 2013 and interim reporting periods therein. Adoption of this guidance is not expected to have an impact on our financial statements absent any indication that liquidation is imminent.

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

Note 2 — Goodwill and Other Intangible Assets

Goodwill of $12.8 million at September 30, 2013 and December 31, 2012 was the result of our acquisition of Pump Engineering, LLC in December 2009. During the three and nine months ended September 30, 2013, there were no changes in the recognized amount of goodwill.

The components of identifiable other intangible assets, all of which are finite-lived, as of September 30, 2013 and December 31, 2012, respectively, were as follows (in thousands):

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(2,338)	$—	$3,762
Non-compete agreements	1,310	(1,131)	—	179
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(891)	—	99
Patents	585	(345)	(42)	198
Total	$11,485	$(6,185)	$(1,062)	$4,238

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(1,881)	$—	$4,219
Non-compete agreements	1,310	(1,015)	—	295
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(792)	—	198
Patents	585	(326)	(42)	217
Total	$11,485	$(5,494)	$(1,062)	$4,929

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

Note 3 — Loss per Share

Basic and diluted loss per share are based on the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the calculation of loss per share, as their inclusion would be anti-dilutive.

The following table shows the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(3,866)	$(1,826)	$(9,833)	$(6,070)

Denominator:
Basic and diluted weighted average common shares outstanding	51,052	50,872	51,020	51,638

Basic and diluted loss per share	$(0.08)	$(0.04)	$(0.19)	$(0.12)

The following potential common shares were not considered for the computation of diluted loss per share because their effect would have been anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2013	2012
Stock options	7,303	6,595
Warrants	900	970
Restricted awards*	—	5

*     Includes restricted stock and restricted stock units.

Note 4 — Other Financial Information

Restricted Cash

We have pledged cash in connection with contingent payments resulting from a business acquisition, stand-by letters of credit, and credit cards. We have deposited corresponding amounts into money market and non-interest bearing accounts at two financial institutions for these items as follows (in thousands):

	September 30, 2013	December 31, 2012
Contingent and other consideration for acquisition	$2,504	$2,504
Collateral for stand-by letters of credit	1,814	2,416
Collateral for credit cards	315	315
Current restricted cash	$4,633	$5,235

Contingent and other consideration for acquisition	$1,000	$1,000
Collateral for stand-by letters of credit	2,900	3,366
Non-current restricted cash	$3,900	$4,366
Total restricted cash	$8,533	$9,601

Inventories

For the periods indicated, our inventories consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$3,119	$3,406
Work in process	1,782	1,489
Finished goods	4,059	240
Inventories	$8,960	$5,135

Land and Building Held for Sale

In 2011, we initiated a restructuring plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California. In connection with this restructuring plan, we classified the land and building located in Michigan as assets held for sale at December 31, 2011. At December 31, 2012 and June 30, 2013, these assets totaled $1.3 million. The assets were sold in September 2013. Net proceeds from the sale totaled $1.2 million, resulting in a loss on sale of $0.1 million. As the assets were part of the restructuring plan, the loss on sale was reported in the Condensed Consolidated Statement of Operations as restructuring charges.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Prepaid income taxes and carryback tax refund	$—	$3,221
Interest receivable	136	140
Supplier advances	142	222
Other prepaid expenses and current assets	1,035	662
Accrued expenses and other current liabilities	$1,313	$4,245

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Payroll and commissions payable	$3,044	$4,687
Contingent consideration (current portion) and legal expenses	1,556	1,506
Professional fees	518	455
Other accrued expenses and current liabilities	983	1,907
Accrued expenses and other current liabilities	$6,101	$8,555

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2013 by component were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(94)	$15	$(79)
Net other comprehensive loss	(8)	(20)	(28)
Balance, September 30, 2013	$(102)	$(5)	$(107)

There were no reclassifications of amounts out of accumulated other comprehensive loss for the nine months ended September 30, 2013, as there were no sales of securities or translation adjustments that impacted other comprehensive loss.

Note 5 — Investments

All of our short-term and long-term investments are classified as available-for-sale.

Available-for-sale securities at September 30, 2013 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$250	$—	$—	$250
State and local government obligations	2,980	2	(1)	2,981
Corporate notes and bonds	2,760	6	—	2,766
Short-term investments	$5,990	$8	$(1)	$5,997

State and local government obligations	697	2	—	699
Corporate notes and bonds	12,393	7	(21)	12,379
Long-term investments	$13,090	$9	$(21)	$13,078
Total available-for-sale securities	$19,080	$17	$(22)	$19,075

Available-for-sale securities at December 31, 2012 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$250	$—	$—	$250
State and local government obligations	2,444	3	(1)	2,446
Corporate notes and bonds	6,799	3	(1)	6,801
Short-term investments	$9,493	$6	$(2)	$9,497

State and local government obligations	1,381	6	(2)	1,385
Corporate notes and bonds	3,381	13	(6)	3,388
Long-term investments	$4,762	$19	$(8)	$4,773
Total available-for-sale securities	$14,255	$25	$(10)	$14,270

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of September 30, 2013 are shown below by contractual maturity (in thousands):

	September 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$1,576	$1,576
Due after one year through three years	17,504	17,499
Total available-for-sale securities	$19,080	$19,075

Note 6 — Debt

Lines of Credit

In June 2012, we entered into a loan agreement (the “2012 Agreement”) with a financial institution. The 2012 Agreement provides for a total available credit line of $16.0 million. Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans. The total stand-by letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. At no time may the aggregate of the revolving loans and stand-by letters of credit exceed the total available credit line of $16.0 million. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate plus 0% or a Eurodollar loan that bears interest equal to the adjusted LIBO rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The 2012 Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement matures on June 5, 2015 and is collateralized by substantially all of our assets. At December 31, 2012, the amount of outstanding stand-by letters of credit collateralized under the 2012 Agreement totaled $1.4 million. As of September 30, 2013, there were no advances drawn and $0.7 million in stand-by letters of credit collateralized under the 2012 Agreement. Total restricted cash related to these stand-by letters of credit totaled $0.7 million as of September 30, 2013.

We are subject to certain financial and administrative covenants under the 2012 Agreement. As of September 30, 2013, we were in compliance with these covenants.

In 2009, we entered into a loan and security agreement (the “2009 Agreement”) with another financial institution. The 2009 Agreement, as amended, provided a total available credit line of $16.0 million. Under the 2009 Agreement, we were allowed to draw advances of up $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for stand-by letters of credit, provided that the aggregate of the outstanding advances and collateral did not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incurred interest based on a prime rate index or LIBOR plus 1.375%. The 2009 Agreement, as amended, also required us to maintain cash collateral balances equal to at least 101% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances. The amended 2009 Agreement expired on May 30, 2012. There were no advances drawn under the 2009 Agreement’s credit line at the time it expired. At December 31, 2012, the amount of remaining outstanding stand-by letters of credit issued under the 2009 Agreement totaled $4.3 million. As of September 30, 2013, remaining stand-by letters of credit issued under the 2009 Agreement totaled $4.0 million. Total restricted cash related to these stand-by letters of credit was approximately $4.0 million as of September 30, 2013.

Note 7 — Equity

Share-Based Compensation Expense

For the three and nine months ended September 30, 2013 and 2012, we recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$18	$25	$57	$90
General and administrative	339	440	1,153	1,464
Sales and marketing	123	94	358	434
Research and development	50	30	149	109
Total share-based compensation expense	$530	$589	$1,717	$2,097

As of September 30, 2013, total unrecognized compensation cost related to non-vested share-based awards, net of estimated forfeitures, was $3.4 million, which is expected to be recognized as expense over a weighted average period of approximately 2.4 years.

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

During the third quarter of 2013, we granted 120,652 stock options to the non-employee members of our Board of Directors in accordance with the annual compensation terms approved by the Compensation Committee of the Board of Directors. The options fully vest in June 2014, have an exercise price of $5.43 per share, and expire 10 years from the grant date.

Note 8 — Income Taxes

The effective income tax rate for the nine months ended September 30, 2013 and 2012 was an expense of (2.7%) and a benefit of 4.0%, respectively. The tax expense for the nine months ended September 30, 2013 primarily relates to the accretion of the deferred tax liability for the timing difference regarding the tax basis of goodwill recognized during the period and the truing up of tax refunds receivable following the net operating loss and general business credit carrybacks to prior tax years. The net loss for the nine months ended September 30, 2013 did not yield an income tax benefit as we continue to provide a full valuation allowance on our deferred tax assets. The tax benefit recognized for the nine months ended September 30, 2012 primarily related to the recognition of state tax refunds from prior-year returns.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through November 2019.

Future minimum lease payments consist of the following (in thousands):

September 30, 2013
2013 (remaining three months)	$394
2014	1,627
2015	1,544
2016	1,581
2017	1,569
Thereafter	2,924
Total future minimum lease payments	$9,639

Product Warranty

The following table summarizes the activity related to the product warranty liability during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$1,027	$943	$1,172	$852
Warranty costs charged to cost of revenue	39	109	177	283
Change in estimate	—	—	(132)	—
Utilization of warranty	(30)	(34)	(181)	(117)
Balance, end of period	$1,036	$1,018	$1,036	$1,018

Based on management’s analysis of warranty liability experience, we recorded a change in estimate of our warranty reserve of $132,000 during the second quarter of 2013.

Purchase Obligations

We enter into purchase order arrangements with our vendors. As of September 30, 2013, there are open purchase orders for which we have not yet received the related goods or services. These arrangements are subject to change based on our sales demand forecasts, and we have the right to cancel the arrangements prior to the date of delivery. As of September 30, 2013, we had approximately $3.0 million of cancellable open purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2013 and December 31, 2012.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts ranging from 10% to 20%, and in some cases up to 30%, of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance. These guarantees, generally in the form of stand-by letters of credit or bank guarantees secured by stand-by letters of credit, typically remain in place for periods ranging from 12 to 36 months and, in some cases up to 65 months, and relate to the underlying product warranty period. The stand-by letters of credit are collateralized by restricted cash and our credit facility. Of the $4.7 million in outstanding stand-by letters of credit at September 30, 2013, $4.0 million was issued under the 2009 Agreement and $0.7 million was issued under the 2012 Agreement. The stand-by letters of credit outstanding at September 30, 2013 were collateralized by restricted cash of $4.7 million.

Litigation

Note 9 – Commitments and Contingencies, under the caption “Litigation” of our Annual Report on Form 10-K filed with the SEC on March 12, 2013, provides information on certain litigation in which we are involved. Unfavorable rulings, judgments, or settlement terms regarding these litigation matters could have a material adverse impact on our business, financial condition, results of operations, and cash flows. Although none of the litigation matters can be quantified with absolute certainty, we have established accruals covering exposure and relating to contingencies to the extent that they are reasonably estimable and probable based on available facts. Except for the updates below, there have been no material developments to these matters; therefore, we have made no changes to our accruals in the first nine months of 2013.

On September 4, 2013, the parties in Radakovich v. Energy Recovery, Inc., Case No. 2:11-cv-13443 in the United States District Court for the Eastern District of Michigan, presented oral arguments on their respective motions for summary judgment. To date, the court has not ruled on the motions.

On October 7, 2013, the evidentiary proceedings concluded in the matter of Morgan Technical Ceramics Auburn Inc. v. Energy Recovery, Inc., Case No. RG11-608399. The court has not yet made any findings of fact.

In addition to the above litigation matters, we are a defendant in a lawsuit filed by one of our competitors on October 4, 2013, entitled “Fluid Equipment Development Co., LLC, d/b/a FEDCO of Michigan v. Energy Recovery, Inc.” in the U.S. District Court for the Eastern district of Michigan (Southern Division). The complaint alleges false advertising under federal and Michigan state statutes based on claims made by us related to certain of our products. Plaintiffs seek injunctive relief and as of yet, unspecified damages, attorney’s fees, and litigation costs. We intend to defend this case vigorously and believe that we have meritorious defenses against the suit, although we cannot guarantee that we will ultimately prevail.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Domestic revenue	$778	$1,266	$2,541	$3,054
International revenue	4,090	9,232	17,269	24,496
Total revenue	$4,868	$10,498	$19,810	$27,550

Revenue by country:
United States	16%	12%	13%	11%
India	2	*	11	*
China	17	4	9	6
South Korea	16	1	5	2
Turkey	13	*	3	*
Israel	*	49	*	25
Australia	*	4	*	16
Others **	36	30	59	40
Total	100%	100%	100%	100%

*     Less than 1%

** Includes remaining countries not separately disclosed.

      No country in this line item accounted for more than 10% of our net revenue during the periods presented.

Substantially all of our long-lived assets were located in the United States at September 30, 2013 and December 31, 2012.

Note 11 — Concentrations

Customers accounting for 10% or more of our accounts receivable and unbilled receivables were as follows:

	September 30, 2013	December 31, 2012
I.V.M. Minrav Sadyt (a consortium of Minrav Holdings, Ltd and Sadyt, a Valoriza Agua company)	14%	26%
IDE Technologies LTD	12%	*
UTE Abeima Teyma Nungua (a joint venture of Abeinsa Infraestructuras Medio Ambiente, S.A. y Teyma Gestiόn de Contratos de Construcciόn e Inguenierίa, S.A., Uniόn Temporal de Empresas, Ley 18/1982, Nungua)	11%	*
Via Maris Desalination (a Global Environmental Solutions (GES) company)	*	13%

*     Less than 10%.

Revenue from customers representing 10% or more of net revenue varies from period to period. Customers representing 10% or more of net revenue for the periods indicated were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
UNI E&T Co Ltd.	17%	*	*	*
Qingdao FTZ Gem–In International	16%	*	*	*
Hyflux Ltd.	10%	*	*	*
I.V.M. Minrav Sadyt (a consortium of Minrav Holdings, Ltd and Sadyt, a Valoriza Agua company)	*	38%	*	17%
Via Maris Desalination (a Global Environmental Solutions (GES) company)	*	10%	*	*
Southern Seawater JV (a joint venture of Tecnicas Reunidas Australia Pty Ltd, Valoriza Water Australia Pty Ltd, A.J. Lucas Operations Pty ltd, and Worley Parsons Services Pty Ltd)	*	*	*	13%

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

The fair value of financial assets and liabilities measured on a recurring basis for the indicated periods was as follows (in thousands):

	September 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term available-for-sale securities	$5,997	$—	$5,997	$—
Long-term available-for-sale securities	13,078	—	13,078	—
Total assets	$19,075	$—	$19,075	$—
Liabilities:
Contingent consideration*	$1,524	$—	$—	$1,524
Total liabilities	$1,524	$—	$—	$1,524

	December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term available-for-sale securities	$9,497	$—	$9,497	$—
Long-term available-for-sale securities	4,773	—	4,773	—
Total assets	$14,270	$—	$14,270	$—
Liabilities:
Contingent consideration*	$1,524	$—	$—	$1,524
Total liabilities	$1,524	$—	$—	$1,524

*Included in Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities.

The reconciliation of the beginning and ending balances for assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2013 was as follows (in thousands):

Contingent Consideration
Balance, December 31, 2012	$1,524
Change in value	—
Balance, September 30, 2013	$1,524

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

The assets were sold in September 2013. Net proceeds from the sale totaled $1.2 million, resulting in a loss on sale of $140,000. As the assets were part of the restructuring plan, the loss on sale was reported in the Condensed Consolidated Statement of Operations as a restructuring charge in the third quarter of 2013. Additional changes related to this asset during the nine months ended September 30, 2013 included an impairment loss of $44,000 prior to the sale during the second quarter of 2013.

The fair value of assets held for sale, measured on a non-recurring basis at December 31, 2012, was as follows (in thousands):

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

Words such as “expects,” “anticipates,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Forward-looking statements in this report include, without limitation, statements about the following:

•

our belief that the current levels of gross profit margin are sustainable and improvable to the extent that volume continues to grow, we experience a favorable product mix, pricing remains stable, and we continue to realize cost savings through production efficiencies and enhanced yields;

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

Due to the fact that a single order for our energy recovery devices by a large EPC firm for a particular plant may represent significant revenue, we often experience substantial fluctuations in net revenue from quarter to quarter and from year to year. Historically, our EPC customers tended to order a significant amount of equipment for delivery in the fourth quarter, and as a result, a significant portion of our annual sales occurred during that quarter. During the fourth quarter of 2012, five large mega-project shipments contributed to a significant increase in net revenue. The fourth quarter of 2013 is expected to follow the same trend, with a significant increase in mega-project shipments and therefore a significant increase in net revenue during the fourth quarter of the current year.

A limited number of our customers account for a substantial portion of our net revenue and accounts receivable. Revenue from customers representing 10% or more of net revenue varies from period to period. For the three months ended September 30, 2013, UNI E&T Co Ltd., Qingdao FTZ Gem–In International, and Hyflux Ltd. accounted for 17%, 16%, and 10%, respectively, of our net revenue. For the nine months ended September 30, 2013, no customer accounted for 10% or more of our net revenue. For the three months ended September 30, 2012, I.V.M. Minrav Sadyt (a consortium of Minrav Holdings, Ltd and Sadyt, a Valoriza Agua company) and Via Maris Desalination (a Global Environmental Solutions (GES) company) accounted for 38% and 10%, respectively, of our net revenue. For the nine months ended September 30, 2012, I.V.M. Minrav Sadyt and Southern Seawater JV (a joint venture of Tecnicas Reunidas Australia Pty Ltd, Valoriza Water Australia Pty Ltd, A.J. Lucas Operations Pty Ltd, and Worley Parsons Services Pty Ltd) accounted for 17% and 13%, respectively, of our net revenue. No other customer accounted for more than 10% of our net revenue during any of these periods.

During the three and nine months ended September 30, 2013 and 2012, most of our net revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our net revenue for the foreseeable future.

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

Third Quarter of 2013 Compared to Third Quarter of 2012

Results of Operations

The following table sets forth certain data from our operating results as a percentage of net revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2013		2012		Change Increase / (Decrease)
Results of Operations:*
Net revenue	$4,868	100%	$10,498	100%	$(5,630)	(54%)
Cost of revenue	1,966	40%	4,696	45%	(2,730)	(58%)
Gross profit	2,902	60%	5,802	55%	(2,900)	(50%)
Operating expenses:
General and administrative	3,625	74%	3,825	36%	(200)	(5%)
Sales and marketing	1,737	36%	1,860	18%	(123)	(7%)
Research and development	1,027	21%	1,495	14%	(468)	(31%)
Amortization of intangible assets	230	5%	262	2%	(32)	(12%)
Restructuring charges	140	3%	167	2%	(27)	(16%)
Total operating expenses	6,759	139%	7,609	72%	(850)	(11%)
Loss from operations	(3,857)	(79%)	(1,807)	(17%)	(2,050)	(113%)
Interest expense	—	—	(1)	(0%)	1	100%
Other non-operating income (expense), net	27	(1%)	36	(0%)	(9)	(25%)
Loss before income taxes	(3,830)	(79%)	(1,772)	(17%)	(2,058)	(116%)
Provision for income taxes	36	1%	54	1%	(18)	(33%)
Net loss	$(3,866)	(79%)	$(1826)	(17%)	$(2,040)	(112%)

*     Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue decreased $5.6 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease was primarily due to no mega-project shipments in the third quarter of 2013 compared to the third quarter of 2012, which contained over $5.0 million of revenue pertaining to mega-project shipments. Based on our current backlog of scheduled mega-project shipment dates, we anticipate strong revenue in the fourth quarter of 2013.

Although we operate under one segment, we categorize revenue based on the type of energy recovery device and its related products and services. The following table reflects revenue by product category and as a percentage of total net revenue (in thousands, except percentages):

	Three Months Ended September 30,
	2013		2012
PX devices and related products and services	$3,554	73%	$8,663	83%
Turbochargers, pumps, and related products and services	1,314	27%	1,835	17%
Net revenue	$4,868	100%	$10,498	100%

During the three months ended September 30, 2013 and 2012, a significant portion of our net revenue was attributable to sales outside of the United States. Revenue attributable to domestic and international sales as a percentage of net revenue was as follows:

	Three Months Ended September 30,
	2013	2012
Domestic revenue	16%	12%
International revenue	84%	88%
Net revenue	100%	100%

Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. We achieved significant improvement in key profitability drivers, as gross profit as a percentage of net revenue increased to 60% for the three months ended September 30, 2013 compared to 55% for the three months ended September 30, 2012, despite lower revenue.

The increase in gross profit as a percentage of net revenue for the three months ended September 30, 2013 as compared to the same period of last year was primarily due to substantial cost reduction efforts over the last two years, that include plant consolidation, vertical integration, targeted cost-out and value engineering exercises, and efficiency-enhancing initiatives to achieve lower unit costs and better production yields. The increases in total gross profit were slightly offset by a product mix shift that favored turbochargers and pumps over PX devices. The unfavorable product mix shift caused a decrease in total gross profit as turbochargers and pumps have a lower gross profit margin compared to PX devices.

Future gross profit is highly dependent on the product and customer mix of our net revenue, overall market demand and competition, and the volume of production in our manufacturing plant that determines our operating leverage. Accordingly, we are not able to predict our future gross profit levels with certainty. We do believe, however, that the current levels of gross profit margin are sustainable and improvable to the extent that volume continues to grow; our product mix favors PX devices; pricing remains stable; and we continue to realize cost savings through production efficiencies and enhanced yields.

Manufacturing average headcount increased to 44 in the third quarter of 2013 from 41 in the third quarter of 2012.

Share-based compensation expense included in cost of revenue was $18,000 and $25,000 for the three months ended September 30, 2013 and 2012, respectively.

General and Administrative Expense

General and administrative (“G&A”) expense decreased by $200,000, or 5%, to $3.6 million for the three months ended September 30, 2013 from $3.8 million for the three months ended September 30, 2012. As a percentage of net revenue, G&A expense increased to 74% for the three months ended September 30, 2013 from 36% for the three months ended September 30, 2012 primarily due to significantly lower net revenue offset by lower G&A expense for the current period.

G&A average headcount increased to 28 in the third quarter of 2013 from 27 in the third quarter of 2012.

Of the $200,000 decrease in G&A expense, $288,000 related to compensation and employee-related benefits and $73,000 related to professional fees and other services. These decreases were offset by increases of $77,000 related to occupancy costs, $51,000 related to bad debt expense, and $33,000 related to other G&A expenses.

Share-based compensation expense included in G&A expense was $339,000 and $440,000 for the three months ended September 30, 2013 and 2012, respectively.

Sales and Marketing Expense

Sales and marketing (“S&M”) expense decreased by $123,000, or 7%, to $1.7 million for the three months ended September 30, 2013 from $1.9 million for the three months ended September 30, 2012. As a percentage of net revenue, S&M expense increased to 36% for the three months ended September 30, 2013 from 18% for the three months ended September 30, 2012 primarily due to significantly lower net revenue offset by lower S&M expense in the current period.

S&M average headcount increased to 27 in the third quarter of 2013 from 23 in the third quarter of 2012.

Of the $123,000 decrease in S&M expense, $340,000 related to commissions for sales representatives primarily due to lower sales revenue. This decrease was offset by increases of $156,000 related to compensation and employee-related benefits, $33,000 related to marketing costs, and $28,000 related to occupancy and other S&M expenses.

Share-based compensation expense included in S&M expense was $123,000 and $94,000 for the three months ended September 30, 2013 and 2012, respectively.

We anticipate that our S&M expenses will increase in the future as we continue to market and sell new technologies for industries outside of seawater desalination and the current market for desalination grows.

Research and Development Expense

Research and development (“R&D”) expense decreased by $468,000, or 31%, to $1.0 million for the three months ended September 30, 2013 from $1.5 million for the three months ended September 30, 2012. As a percentage of net revenue, R&D expense increased to 21% for the three months ended September 30, 2013 from 14% for the three months ended September 30, 2012 primarily due to significantly lower net revenue offset by lower R&D expense in the current period.

R&D average headcount remained the same at 16 in both the third quarter of 2013 and the third quarter of 2012.

Of the $468,000 decrease in R&D expense for the three months ended September 30, 2013, $280,000 related to R&D costs, $170,000 related to outside consulting and professional fees, $15,000 related to compensation and other employee benefits, and $3,000 related to occupancy and other R&D expenses.

Share-based compensation expense included in R&D expense was $50,000 and $30,000 for the three months ended September 30, 2013 and 2012, respectively.

We anticipate that our R&D expense will increase in the future as we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense decreased by $32,000, or 12%, to $230,000 for the three months ended September 30, 2013 from $262,000 for the three months ended September 30, 2012. The decrease was due to the impairment of the trademark intangible at December 31, 2012, for which no amortization expense was recorded during the three months ended September 30, 2013, and a change in the amortization amount for customer relationships related to the sum-of-the-years-digits amortization calculation.

Restructuring Charges

In 2011, we initiated a restructuring plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California. In connection with this restructuring plan, we classified the land and building located in Michigan as assets held for sale at December 31, 2011. The land and building were sold in September 2013. Net proceeds from the sale totaled $1.2 million, resulting in a loss on sale for these assets of $140,000 recorded in restructuring charges during the three months ended September 30, 2013.

During the three months ended September 30, 2012, we recorded $167,000 against the restructuring plan. Of those charges, $164,000 related to the impairment of the assets held for sale to reflect the estimated fair value based on market studies of similar sales in the area at that time and $3,000 related to non-recurring charges associated with the restructuring plan.

Non-Operating Income (Expense), Net

Non-operating income (expense), net, decreased by $8,000 to income of $27,000 in the three months ended September 30, 2013 from income of $35,000 in the three months ended September 30, 2012. The decrease was due to $13,000 of unfavorable impacts from net foreign currency losses and lower interest income offset by $5,000 of favorable impacts from other income and lower interest expense.

Income Taxes

The income tax provision was $36,000 in the three months ended September 30, 2013 compared to a provision of $54,000 in the three months ended September 30, 2012. The tax provision for the three months ended September 30, 2013, consisted of tax expense of $68,000 related to the amortization of goodwill and state and other taxes offset by $32,000 related to the truing up of tax refunds receivable. As of December 31, 2012, a valuation allowance of approximately $12.7 million was established to reduce our deferred income tax assets to the amount expected to be realized. As such, no tax benefit related to our pre-tax loss was recognized for the three months ended September 30, 2013, as there was no change in our assessment of the amount of deferred income tax assets expected to be realized. For the three months ended September 30, 2012, the tax benefit recognized primarily related to the recognition of state tax refunds from prior-year returns.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Results of Operations

The following table sets forth certain data from our operating results as a percentage of net revenue for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2013		2012		Change Increase / (Decrease)
Results of Operations:*
Net revenue	$19,810	100%	$27,550	100%	$(7,740)	(28%)
Cost of revenue	8,615	43%	13,836	50%	(5,221)	(38%)
Gross profit	11,195	57%	13,714	50%	(2,519)	(18%)
Operating expenses:
General and administrative	11,121	56%	10,899	40%	222	2%
Sales and marketing	5,607	28%	5,114	19%	493	10%
Research and development	3,246	16%	3,055	11%	191	6%
Amortization of intangible assets	691	3%	785	3%	(94)	(12%)
Restructuring charges	184	1%	277	1%	(93)	(34%)
Total operating expenses	20,849	105%	20,130	73%	719	4%
Loss from operations	(9,654)	(49%)	(6,416)	(23%)	(3,238)	(50%)
Interest expense	—	—	(6)	(0%)	6	100%
Other non-operating income (expense), net	79	0%	99	0%	(20)	(20%)
Loss before income taxes	(9,575)	(48%)	(6,323)	(23%)	(3,252)	(51%)
Provision (benefit) for income taxes	258	1%	(253)	(1%)	511	202%
Net loss	$(9,833)	(50%)	$(6,070)	(22%)	$(3,763)	(62%)

*     Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue decreased $7.7 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Net revenue in the nine months ended September 2013, includes only $1.5 million in mega-project shipments whereas net revenue in the nine months ended September 2012, includes $10.5 million. This large decrease in net revenue was offset by increases in OEM and aftermarket sales. Based on our current backlog of scheduled mega-project shipment dates, we anticipate strong revenue in the fourth quarter of 2013.

Although we operate under one segment, we categorize revenue based on the type of energy recovery device and its related products and services. The following table reflects revenue by product category and as a percentage of total net revenue for the nine months ended September 30, 2013 and 2012 (thousands, except percentages):

	Nine Months Ended September 30,
	2013		2012
PX devices and related products and services	$14,253	72%	$22,138	80%
Turbochargers, pumps, and related products and services	5,557	28%	5,412	20%
Net revenue	$19,810	100%	$27,550	100%

During the nine months ended September 30, 2013 and 2012, a significant portion of our net revenue was attributable to sales outside of the United States. Revenue attributable to domestic and international sales as a percentage of net revenue was as follows:

	Nine Months Ended September 30,
	2013	2012
Domestic revenue	13%	11%
International revenue	87%	89%
Net revenue	100%	100%

Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. We achieved significant improvement in key profitability drivers, as gross profit as a percentage of net revenue increased to 57% for the nine months ended September 30, 2013 compared to 50% for the nine months ended September 30, 2012, despite lower revenue.

The increase in gross profit as a percentage of net revenue for the nine months ended September 30, 2013 as compared to the same period of last year was primarily due to substantial cost reduction efforts over the last two years, that include plant consolidation, vertical integration, targeted cost-out and value engineering exercises, and efficiency-enhancing initiatives to achieve lower unit costs and better production yields. The increases in total gross profit were slightly offset by a product mix shift that favored turbochargers and pumps over PX devices. The unfavorable product mix shift caused a decrease in total gross profit as turbochargers and pumps have a lower gross profit margin compared to PX devices.

Future gross profit is highly dependent on the product and customer mix of our net revenues, overall market demand and competition, and the volume of production in our manufacturing plant that determines our operating leverage. Accordingly, we are not able to predict our future gross profit levels with certainty. We do believe, however, that the current levels of gross profit margin are sustainable and improvable to the extent that volume continues to grow; our product mix favors PX devices; pricing remains stable; and we continue to realize cost savings through production efficiencies and enhanced yields.

Manufacturing average headcount increased to 44 in the nine months ended September 30, 2013 from 37 in the nine months ended September 30, 2012.

Share-based compensation expense included in cost of revenue was $57,000 and $90,000 for the nine months ended September 30, 2013 and 2012, respectively.

General and Administrative Expense

General and administrative (“G&A”) expense increased by $222,000, or 2%, to $11.1 million for the nine months ended September 30, 2013 from $10.9 million for the nine months ended September 30, 2012. As a percentage of net revenue, G&A expense increased to 56% for the nine months ended September 30, 2013 from 40% for the nine months ended September 30, 2012 primarily due to significantly lower net revenue and slightly higher G&A expense for the current period.

G&A average headcount increased to 28 in the nine months ended September 30, 2013 from 27 in the nine months ended September 30, 2012.

Of the $222,000 increase in G&A expense, $145,000 related to bad debt expense, $75,000 related to professional fees and other services, and $63,000 related to other G&A costs. These increases were offset by decreases of $25,000 related to compensation and other employee benefits, $19,000 in occupancy costs, and $17,000 related to insurance and other taxes.

Share-based compensation expense included in G&A expense was $1.2 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Sales and Marketing Expense

Sales and marketing (“S&M”) expense increased by $493,000, or 10%, to $5.6 million for the nine months ended September 30, 2013 from $5.1 million for the nine months ended September 30, 2012. As a percentage of net revenue, S&M expense increased to 28% for the nine months ended September 30, 2013 from 19% for the nine months ended September 30, 2012 primarily due to significantly lower net revenue and higher S&M expense in the current period.

S&M average headcount increased to 26 in the nine months ended September 30, 2013 from 24 in the nine months ended September 30, 2012.

Of the $493,000 increase in S&M expense for the nine months ended September 30, 2013, $514,000 related to marketing costs associated with the Company’s rebranding initiative and market research, $305,000 related to compensation and employee-related benefits, and $113,000 related to occupancy and other costs. These increases were offset by $439,000 related to commissions for sales representatives due to lower revenue.

Share-based compensation expense included in S&M expense was $358,000 and $434,000 for the nine months ended September 30, 2013 and 2012, respectively.

We anticipate that our S&M expenses will increase in the future as we continue to market and sell new technologies for industries outside of seawater desalination and the current market for desalination grows.

Research and Development Expense

Research and development (“R&D”) expense increased by $191, 000, or 6%, to $3.2 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. As a percentage of net revenue, R&D expense increased to 16% for the nine months ended September 30, 2013 from 11% for the nine months ended September 30, 2012 primarily due to significantly lower net revenue and higher R&D expense in the current period.

R&D average headcount increased to 17 in the nine months ended September 30, 2013 compared to 15 in the nine months ended September 30, 2012.

Of the $191,000 increase in R&D expense for the nine months ended September 30, 2013, $550,000 related to compensation and employee-related benefits and $35,000 related to occupancy costs. The increases were offset by decreases of $220,000 related to outside consulting and professional fees and $174,000 related to other R&D costs.

Share-based compensation expense included in R&D expense was $149,000 and $109,000 for the nine months ended September 30, 2013 and 2012, respectively.

We anticipate that our R&D expenses will increase in the future as we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense decreased by $94,000, or 12%, to $691,000 for the nine months ended September 30, 2013 from $785,000 for the nine months ended September 30, 2012. The decrease was due to the impairment of the trademark intangible at December 31, 2012, for which no amortization expense was recorded during the nine months of 2013, and a change in the amortization amount for customer relationships related to the sum-of-the-years-digits amortization calculation.

Restructuring Charges

In 2011, we initiated a restructuring plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California. In connection with this restructuring plan, we classified the land and building located in Michigan as assets held for sale at December 31, 2011. The land and building were sold in September 2013. Net proceeds from the sale totaled $1.2 million, resulting in a loss on sale for these assets of $140,000 recorded in restructuring charges during the nine months ended September 30, 2013. Additional restructuring charges included an impairment loss on assets held for sale of $44,000.

During the nine months ended September 30, 2012, we recorded $277,000 related to the restructuring plan. Of these charges, $243,000 related to the impairment of the land and building to reflect the fair value based on market studies of similar sales in the area and $34,000 related to other non-recurring charges associated with the restructuring plan.

Non-Operating Income (Expense), Net

Non-operating income (expense), net, decreased by $14,000 to income of $79,000 in the nine months ended September 30, 2013 from income of $93,000 in the nine months ended September 30, 2012. The decrease was due to lower interest and other income of $61,000 offset by $46,000 of favorable impacts from net foreign currency losses compared to the prior period and lower interest expense.

Income Taxes

The income tax provision was $258,000 in the nine months ended September 30, 2013 compared to a benefit of $253,000 in the nine months ended September 30, 2012. The tax provision for the nine months ended September 30, 2013, consisted of tax expense of $167,000 related to the amortization of goodwill; $97,000 related to our federal tax true-up; and $26,000 of state and other taxes. The tax expense was offset by $32,000 related to the truing up of tax refunds receivable. As of December 31, 2012, a valuation allowance of approximately $12.7 million was established to reduce our deferred income tax assets to the amount expected to be realized. As such, no tax benefit related to our pre-tax loss was recognized for the nine months ended September 30, 2013, as there was no change in our assessment of the amount of deferred income tax assets expected to be realized. For the nine months ended September 30, 2012, the tax benefit recognized primarily related to the recognition of state tax refunds from prior-year returns.

Liquidity and Capital Resources

Overview

Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services, and borrowings under our credit facility. From January 1, 2005 through September 30, 2013, we issued common stock for aggregate net proceeds of $84.0 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of September 30, 2013, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $15.8 million that are invested primarily in money market funds along with short- and long-term investments of $19.1 million that are primarily invested in marketable debt securities. We invest cash not needed for current operations predominantly in high-quality, investment-grade marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We have unbilled receivables pertaining to customer contractual holdback provisions, whereby we invoice the final installment due under a sales contract up to 24 months after the product has been delivered to the customer and revenue has been recognized. The customer holdbacks represent amounts intended to provide a form of security to the customer rather than a form of long-term financing. Accordingly, these receivables have not been discounted to present value. At September 30, 2013 and December 31, 2012, we had $1.0 million and $5.9 million of current and non-current unbilled receivables, respectively.

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

During the periods presented, we provided certain customers with stand-by letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements. Some of these stand-by letters of credit were issued under our 2009 Agreement. The stand-by letters of credit generally terminate within 12 to 48 months and, in some cases up to 65 months, from issuance. As of September 30, 2013, the amounts outstanding on stand-by letters of credit collateralized under our 2009 Agreement totaled approximately $4.0 million, and restricted cash related to the stand-by letters of credit issued under the 2009 Agreement was approximately $4.0 million. The 2009 Agreement expired at the end of May 2012.

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

The 2012 Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement matures on June 5, 2015 and is collateralized by substantially all of our assets. As of September 30, 2013, there were no advances drawn under the 2012 Agreement’s line of credit. The amounts outstanding on stand-by letters of credit collateralized under the 2012 Agreement totaled approximately $0.7 million, and restricted cash related to the stand-by letters of credit issued under the 2012 Agreement was approximately $0.7 million as of September 30, 2013.

In 2012, our credit card vendor required us to restrict cash for outstanding credit card balances. Accordingly, we have restricted $315,000 of cash for credit card balances as of September 30, 2013.

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was $2.7 million and $(2.0) million for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, a net loss of $(9.8) million was adjusted to $(4.3) million by non-cash items totaling $5.5 million. For the nine months ended September 30, 2012, a net loss of $(6.1) million was adjusted to $60,000 by non-cash items totaling $6.1 million. Non-cash adjustments primarily include depreciation and amortization, share-based compensation expense, provisions for doubtful accounts and warranty reserves, restructuring charges, amortization of premiums/discounts on investments, and adjustments to inventory reserves.

The net cash impact from changes in assets and liabilities was approximately $7.0 million and $(2.1) million for the nine months ended September 30, 2013 and 2012, respectively. Net changes in assets and liabilities are primarily attributable to changes in inventory as a result of the timing of order processing and product shipments; changes in accounts receivable, deferred revenue, and unbilled receivables as a result of collections for large projects and the timing of invoices; changes in prepaid expenses as a result of the receipt of tax refunds; and changes in accrued liabilities and accounts payable as a result of the timing of payments to employees, vendors, and other third parties.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $(4.0) million and $5.9 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease of $9.9 million in cash flows from investing activities for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to an increase in the purchase of marketable securities and a decrease in maturities of marketable securities of $12.5 million. These were offset by proceeds from the sale of assets held for sale of $1.2 million, a decrease in capital expenditures of $1.0 million and an increase of $0.5 million due to the release of restricted cash.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $407,000 and $(4.2) million for the nine months ended September 30, 2013 and 2012, respectively. The $4.6 million increase in net cash provided by financing activities was primarily due to a $4.0 million decrease of cash used to repurchase common stock for treasury, a $418,000 increase in cash received for the issuance of common stock due to option and warrant exercises, and a $143,000 decrease in debt and capital lease payments as a result of paying off two capital leases and an equipment promissory note in 2012 as well as our last capital lease in 2013.

Liquidity and Capital Resource Requirements

We may enter into potential material investments in, or acquisitions of, complementary businesses, services, or technologies, which could require us to seek additional equity or debt financing. However, if we do not invest in, or make any acquisitions of, complementary businesses, services, or technologies, we believe that our existing cash balances and cash generated from operations will be sufficient to meet our anticipated capital requirements for at least the next twelve months. We may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future long-term capital requirements will depend on many factors, including our rate of revenue growth, if any, the expansion of sales and marketing and research and development activities, the timing and extent of our expansion into new geographic territories, the timing of new product introductions, the continuing market acceptance of our products, and any possible acquisitions that we might complete to advance our strategy. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through 2019. The total of the future minimum lease payments under these leases as of September 30, 2013 was $9.6 million. For additional information, see Note 9 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements.

In the course of our normal operations, we also enter into purchase commitments with our suppliers for various raw materials and components parts. The purchase commitments covered by these arrangements are subject to change based on sales forecasts for future deliveries. As of September 30, 2013, we had approximately $3.0 million of cancellable open purchase order arrangements related primarily to materials and parts.

We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of September 30, 2013, we believe that our exposure related to these guarantees and indemnities was not material.

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

Interest Rate Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents, short-term investments, and long-term investments. At September 30, 2013, our short- and long-term investments totaled $19.1 million. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short- and long-term debt instruments of the U.S. government and its agencies as well as high-quality corporate and municipal issuers. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than three years. A hypothetical 1% increase in interest rates would have resulted in an approximately $223,000 decrease in the fair value of our fixed-income debt securities as of September 30, 2013.

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

With the exception of our new ERP system, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

Note 9 – Commitments and Contingencies, under the caption “Litigation” of our Annual Report on Form 10-K filed with the SEC on March 12, 2013, provides information on certain litigation in which we are involved.

For an update on the litigation matters previously disclosed in our Form 10-K, as well as new litigation matters, see Note 9 – Commitments and Contingencies, under the caption “Litigation” of this quarterly report on Form 10-Q.

Item 1A. — Risk Factors

With the exception of the following updates, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in our Annual Report on Form 10-K filed on March 12, 2013.

We may experience difficulties implementing our enterprise resource planning system.

In 2012, we initiated a project to upgrade our enterprise resource planning (“ERP”) system to streamline our business processes and allow for cost-efficient scalability, flexibility, and improved management reporting and analysis. On July 1, 2013, we launched our new ERP system. We anticipate that our new ERP system will accommodate our future needs as we continue to evolve our business in a changing marketplace. Our new ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management, and prepare our financial statements. The design and implementation of the new ERP system has required the investment of significant financial and human resources. While we have not experienced insurmountable difficulties thus far during the stabilization period, which we expect to last for the remainder of the year, we may encounter difficulties, and we cannot guarantee that the new ERP system will support our business operations. Any disruptions, delays, or deficiencies in the design and stabilization of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, or otherwise operate our business, which could, in turn, adversely affect our results of operations, financial condition, and cash flows as well as our internal control over financial reporting.

We may see an increase in litigation as a result of increased competition and entrance into new markets.

As competition increases in the desalination market and as we enter into new market segments, such as oil & gas, we may see an increase in litigation, both asserted against us or by us against competitors. Cost associated with litigation, as well as the nature of the claims asserted in potential litigation, may have a material adverse impact on our results of operations and financial condition.

We may experience reputational damage if pilot projects do not materialize or perform as we expect or we are unable to use these pilot projects as showcases to drive new business and growth.

Entry into new market segments, such as oil & gas requires proof-of-concept and pilot projects to demonstrate commercial viability of solution offering to potential customers and other market participants. If we are unable to penetrate the market with these projects or our projects do not perform as expected, our reputation, in regard to new product introduction, may suffer. Additionally, if we are unable, for any reason, to use initial projects as customer showcases, it may affect our growth into these markets. Issues with facility access, confidentiality, or overall project performance may affect our ability to showcase any of our projects to new potential customers.

Item 6. — Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Energy Recovery, Inc.

By:	/s/ THOMAS S. ROONEY, JR.	President and Chief Executive Officer	November 7, 2013
	Thomas S. Rooney, Jr.	(Principal Executive Officer)

	/s/ ALEXANDER J. BUEHLER	Chief Financial Officer	November 7, 2013
	Alexander J. Buehler	(Principal Financial Officer)

Exhibit List

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document