Form 10-K
period 2013-12-31
Energy Recovery, Inc.
filed 2014-03-11
CIK 1421517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates amounted to $132.8 million on June 30, 2013.

The number of shares of the registrant’s common stock outstanding as of March 7, 2014 was 51,460,525

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 20, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements in this report include, without limitation, statements about the following:

•

our belief that the levels of gross profit margin achieved during fiscal year 2013 are sustainable and improvable to the extent that volume grows, we experience a favorable product mix, pricing remains stable, and we continue to realize cost savings through production efficiencies and enhanced yields;

•	our plan to improve our existing energy recovery devices and to develop and manufacture new and enhanced versions of these devices;

•	our belief that sales of our PX-300 and PX-Q300 energy recovery devices will represent a higher percentage of our net revenue in 2014;

•	our belief that the ceramic components of our PX® energy recovery devices will result in low life-cycle maintenance costs;

•	our belief that our turbocharger devices have long operating lives;

•	our objective of finding new applications for our technology and developing new products for use outside of desalination, including oil and gas applications;

•	our belief that our products are the most cost-effective energy recovery devices over time;

•	our expectation that our expenses for research and development and sales and marketing will increase as a result of diversification into markets outside of desalination;

•

our expectation that we will continue to rely on sales of our energy recovery devices in the desalination market for a substantial portion of our revenue and that new desalination markets, including the United States, will provide revenue opportunities to us;

•	our ability to meet projected new product development dates, anticipated cost reduction targets, or revenue growth objectives for new products;

•	weakness in the global economy affecting customer spending;

•	customer acceptance of new products;

•	our belief that our current facilities will be adequate for the foreseeable future;

•	our expectation that sales outside of the United States will remain a significant portion of our revenue;

•	the timing of our receipt of payment for products or services from our customers;

•

our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated liquidity needs for the foreseeable future, with the exception of a decision to enter into an acquisition which could require us to seek additional equity or debt financing;

•	our expectation that, as we expand our international sales, a portion of our revenue could continue to be denominated in foreign currencies;

•	our anticipation of revenue from the sale of oil and gas products in 2014;

•	our expectation that we will be able to enforce our intellectual property rights; and

•	our expectations concerning our new enterprise resource planning system implemented during 2013, referred to in Part II, Item 9A of this report.

You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Annual Report on Form 10-K. All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Item 1A: Risk Factors” and are based on information available to us as of March 11, 2014. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Item 1A: Risk Factors” and our results disclosed from time to time in our reports on Forms 10-Q and 8-K and our Annual Reports to Stockholders.

PART I

Item 1. Business

Overview

Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “Our”, “Us”, and “We”) is a global leader in transforming untapped energy into reusable energy in fluid flow applications. We enable the harnessing of energy from industrial fluid flows using our proprietary energy recovery technologies, thus allowing our customers to reduce operating costs and increase profitability while minimizing their environmental impact and carbon footprint.

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

Fluid Flow Markets

Fluid flow markets are characterized by applications in many different sectors, such as water desalination, oil and gas production, and other potential fluid flow applications. We have been and continue to be the global leader for energy recovery devices (“ERDs”) in the water desalination market with our proprietary Pressure Exchanger® technology and turbochargers. We also provide high-performance and high-efficiency pumps to facilitate a packaged solution to our customers. Building on our leading technology, brand, and reputation, we have expanded into other fluid flow markets, such as amine treatment application in the oil and gas industry, while exploring end markets for which our products may be applicable.

Water Desalination

Water desalination will continue to be our core market for revenue generation for the next few years. The water desalination spectrum ranges from small water desalination plants such as those used in cruise ships and resorts to mega-project deployments. Because of the geographical location of many significant desalination projects, geopolitical and economic events can have an effect on the timing of expected projects. In addition, population and economic growth in countries such as India and China are driving water demand for human, agricultural, and industrial use. We anticipate that markets traditionally not associated with water desalination, including the United States, will inevitably develop and provide further revenue growth opportunities. In the fourth quarter of 2013, we shipped our energy recovery devices to the largest desalination plant in the western United States which is currently under construction in Carlsbad, California.

Oil and Gas

Building on our market leadership in energy recovery technology for the water desalination industry, we continue to employ the same innovative approach in other markets where pressurized fluid flows are present such as oil and gas. In multiple segments of the oil and gas industry, pressure is both a necessity and liability. Pressurized fluid flow is required to extract oil or gas, but at the same time this same pressure becomes a waste product at different stages of processing. It is at these stages that our technology enables the recovery of pressure energy in the fluid flow either through the exchange of pressure within the application or by converting it to electricity. We enable gas processing plant owners to achieve savings with little or no operational disruption. In addition, our high-efficiency energy recovery systems enable operators to increase profitability in an era of high environmental compliance and efforts to reduce carbon footprints. For the years ended December 31, 2013, 2012, and 2011, we did not recognize any revenue from shipments of our oil and gas products; however, we anticipate revenue from oil and gas products in 2014 based on existing and prospective contracts.

Our Products

Our energy recovery products reduce plant operating costs by capturing and reusing the otherwise lost pressure energy from the reject stream of the desalination process. In the oil and gas sector, our devices capture pressure at critical points where pressure energy would otherwise be vented to the atmosphere. Energy is one of the biggest cost drivers in both water desalination and the oil and gas sector. By reducing energy costs, our devices increase the cost effectiveness and decrease the carbon footprint for both water desalination plants and oil and gas processes.

Water Desalination

We design and manufacture ERDs at our facility in San Leandro, California. Our water desalination ERDs are categorized into two technology groups: PX® energy recovery devices and turbochargers. The first technology group is comprised of our patented Pressure Exchanger® technology consisting of ceramic rotors and almost frictionless hydrodynamic bearings. Our PX energy recovery devices perform with up to 98% efficiency and unmatched uptime in the desalination industry.

The second technology group is comprised of AT™ and Halo™ turbochargers designed for low-pressure brackish and high-pressure seawater reverse osmosis systems. Our turbochargers provide premium efficiency with state-of-the-art engineering and configuration. Designed for reliability and optimum efficiency, our turbochargers offer substantial savings, and the custom-designed hydraulics and 3-D geometry allow for optimum performance. Also, the patent-protected technology for volute inserts allows field flexibility as compared to competing centrifugal technologies.

Complementing both our Pressure Exchanger energy recovery devices and turbochargers are our high-efficiency and high-pressure pumps marketed under the trademarks of AquaBold™ and AquaSpire™. These pumps range from single to multiple stage centrifugal pumps to circulation and advanced high-speed pumps.

Oil & Gas

In the oil and gas market, we design and manufacture complete energy recovery and energy generating systems, that include the lsoBoost™, the lsoGen™, and the lsoPro™. The lsoBoost energy recovery systems are comprised of turbines and industrial pumps. Our lsoGen systems, through the integration of high-efficiency turbines and electric generators, enable oil and gas operators to capture hydraulic energy and generate electricity from high-pressure fluid flows. The lsoPro energy recovery systems are comprised of PX devices and industrial pumps. Additionally, our energy recovery and power generation systems result in lower capital costs for oil and gas operators by minimizing the need for high-pressure pumps that consume large amounts of energy. Another key attribute in our lsoBoost, lsoGen, and IsoPro systems is the ease of installation, resulting in low downtime during and after the installation process.

Services

In addition to our industry-leading products, we provide a portfolio of services tailored to our customers’ needs. Specifically, we assist our customers in the early stages of planning and design by leveraging our broad experience in fluid flows. We also provide engineering, technical support, and training to customers during product installation and plant commissioning. Additionally, we offer preventive maintenance and support services as well as replacement parts and reinstallation services. To date the revenue from these services has not represented a significant portion of net revenue.

Customers

Our customers include major international engineering, procurement, and construction (EPC) firms that design and build large desalination plants and a number of original equipment manufacturers (OEMs), which are companies that supply equipment and packaged solutions for small- to medium-sized desalination plants. In the oil and gas market, our potential customers include major exploration and production companies.

Water Desalination

Large Engineering, Procurement and Construction Firms

A significant portion of our revenue historically has come from sales of products to large EPC firms worldwide that have the required desalination expertise to engineer, undertake procurement for, construct, and sometimes own and operate large desalination plants or mega-projects. We work with these firms to specify our products for their plants. The time between project tender and product shipment can range from 6 to 16 months. Each mega-project typically represents a revenue opportunity of between $1 million and $10 million.

A limited number of these EPC firms account for 10% or more of our net revenue. Revenue from customers representing 10% or more of net revenue varies from year to year. For the year ended December 31, 2013, one customer, Acciona Agua, S.A.U., accounted for approximately 15% of our net revenue. For the year ended December 31, 2012, one customer, I.V.M. Minrav Sadyt (a consortium of Minrav Holdings, Ltd. and Sadyt, a Valoriza Aqua company), accounted for approximately 16% of our net revenue. For the year ended December 31, 2011, one customer, IDE Technologies Ltd., accounted for approximately 14% of our net revenue.

Original Equipment Manufacturers

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

Oil and Gas Customers

We have successfully delivered oil and gas solutions, as pilot projects, comprised of our IsoBoost, IsoGen, and IsoPro systems to customers in Asia, the Middle East, and the United States. Additionally, we are actively negotiating contracts with new oil and gas customers who have shown interest in our oil and gas products. The sales cycle for our oil and gas products can be prolonged and may be impacted by procurement processes and budgetary constraints. For the years ended December 31, 2013, 2012, and 2011, we did not recognize any revenue from shipments of our oil and gas products; however, we anticipate revenue from oil and gas products in 2014 based on existing and prospective contracts.

Competition

Water Desalination

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

In the market for large desalination projects, our PX devices and large turbochargers compete primarily with Flowserve’s DWEER product. We believe that our PX devices have a competitive advantage over DWEER devices because our devices are made with highly durable and corrosion-resistant ceramic parts that are designed for a life of 25 years, are warranted for high efficiencies, cause no unplanned downtime, and offer lower lifecycle costs. Additionally, the PX devices offer optimum scalability with a quick startup as well as minimal maintenance. We believe that our large turbocharger products also have a competitive advantage over the DWEER product, particularly in countries where energy costs are low and upfront capital costs are a critical factor in purchase decisions, because our turbocharger products have lower upfront capital costs, a simple design with one moving part, a small physical footprint, and a long operating life that leads to low total lifecycle costs.

In the market for small- to medium-sized desalination plants, our products compete with Flowserve’s Pelton turbines and FEDCO’s turbochargers. We believe that our PX devices have a competitive advantage over these products because our devices provide up to 98% energy efficiency, have lower lifecycle maintenance costs, and are made of highly durable and corrosion-resistant ceramic parts. We also believe that our turbochargers compete favorably with Pelton turbines and FEDCO turbochargers on the basis of efficiency and price and because our turbochargers have design advantages that enhance efficiency, field flexibility, and serviceability.

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

Oil and Gas

In the oil and gas market segment our products are being introduced into a nascent market yet to be penetrated by typical market incumbents such as Schlumberger Limited, Halliburton, and Baker Hughes Incorporated. Current desalination competitors could attempt to introduce their products into this market segment.

Go-To-Market Strategy

Our vision spans all fluid flow market segments in which we operate and intend to operate. We aim to enable fluid flow operators – whether in water desalination or oil and gas – to maximize the efficiency of their processes, thus reducing operating costs and carbon footprint. Ultimately, our focus on and the execution of our strategy is central to our success.

Key elements of our strategy include:

●

Making clean usable water a reality, not a dream. Aging infrastructures and inadequate water capturing systems require an alternative source of clean usable water. Our goal is to make clean water a reality by reducing the cost of delivering clean usable water to people in an economical and environmentally friendly manner.

●

Designing world-class products complemented by premium customer service. We understand that our customers have alternatives to their energy recovery needs. That is why we have designed, and continue to engineer, energy recovery devices that lead the market in uptime, maintenance requirements, and operating costs.

●

Diversifying into new flow industries such as oil and gas where our world-leading products promise to reduce the overall costs of fluid processing. We plan to aggressively pursue customers in the oil and gas industry and believe in the value proposition of our oil and gas products, whether from a total cost of ownership or an environmental perspective.

●

Driving customer satisfaction as the flag-bearer of our Company. Without satisfied customers, no element of our strategy will in and of itself translate into shareholder value. We will continue to focus on customer satisfaction through on-time deliveries, market-leading product performance, and continued leading-edge innovation.

Sales and Marketing

We market and sell our products directly to customers through our sales organization and, in some countries, through authorized, independent sales agents. Our current sales organization consists of two groups, water desalination and oil and gas. The water desalination group consists of the mega-projects group, which is responsible for sales of our ERDs for desalination projects exceeding 50,000 cubic meters per day, and our OEM group, which is responsible for sales of PX devices, turbochargers, and pumps for plants designed to produce less than 50,000 cubic meters per day. Our oil and gas group is focused on the identification of new oil and gas customers for our products and the marketing of our products into various market segments of the oil and gas industry.

A significant portion of our revenue is from outside of the United States. Sales in the United States represented 13%, 8%, and 10% of our net revenue for the fiscal years 2013, 2012, and 2011, respectively. Additional segment and geographical information regarding our net revenues is included in Note 13 to the Consolidated Financial Statements in this Form 10-K.

Since many of the large EPC firms that specialize in large projects are located in the Mediterranean region, we have sales and technical staff based out of Madrid, Spain. A sales branch in Dubai, United Arab Emirates serves the Middle East, where many desalination plants and key EPC firms are located. We also have a sales office in Shanghai, China to address this emerging market for our energy recovery products. In the U.S., our sales office along with our corporate headquarters is located in San Leandro, California. As opportunities and diversification dictate, particularly in oil and gas, we will look to expand our geographical presence.

Manufacturing

We have a manufacturing facility in San Leandro, California, where our energy recovery devices are produced, assembled, and tested. We produce the majority of our ceramic components for our PX products in our ceramics manufacturing facility. We complete machining and assemble all ceramic components of our PX devices and many components of our turbochargers and pumps to protect the proprietary nature of our manufacturing methods and product designs and to maintain premium quality standards.

We previously manufactured and tested our turbochargers and pumps at a manufacturing facility in New Boston, Michigan. In late 2011, we integrated all manufacturing and testing into our manufacturing facility in San Leandro. In connection with the integration of all production operations at our facility in San Leandro, California, we listed the facility in New Boston, Michigan for sale. In September 2013, we completed the sale of this property.

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

We continue to make significant investments in oil and gas technologies and solutions to diversify our business and expand addressable markets. Most of these investments are expensed as incurred in research and development expense. Those that have reached technological feasibility are ultimately recorded in cost of revenue when leased, sold, or evaluated for net realizable value and therefore impact gross profit. Research and development expense totaled $4.4 million in 2013, $4.8 million in 2012, and $3.5 million in 2011. We expect research and development costs to increase in the future as we continue to advance our existing technology and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination.

Seasonality

We often experience substantial fluctuations in net revenue from quarter to quarter and from year to year due to the fact that a single order for our energy recovery devices by a large EPC firm for a particular plant may represent significant revenue. In addition, historically our EPC customers tend to order a significant amount of equipment for delivery in the fourth quarter, and as a consequence, a significant portion of our annual sales typically occurs during that quarter.

Intellectual Property

We seek patent protection for new technologies, inventions, and improvements that are likely to be incorporated into our products. We rely on patents, trade secret laws, and contractual safeguards to protect the proprietary tooling, processing techniques, and other know-how used in the production of our products.

We have ten U.S. patents and sixteen patents outside of the U.S. that are counterparts to U.S. patents. The U.S. patents expire between 2017 and 2028, and the corresponding international patents expire at various dates through 2028. Additionally, there are fifteen pending U.S. patent applications and forty-one pending foreign applications corresponding to the U.S. patents and patent applications. The increase in patent applications is reflective of our investment in the oil and gas initiative.

We have registered the following trademarks with the United States Patent and Trademark office: “ERI,” “PX,” “PX Pressure Exchanger,” “Pressure Exchanger,” the Energy Recovery logo, “ERI Energy Recovery, Inc.”, and “Making Desalination Affordable.” We have also applied for and received registrations in international trademark offices.

Employees

As of December 31, 2013, we had 112 employees: 45 in manufacturing; 27 in corporate services and management; 26 in sales, service, and marketing; and 14 in engineering and R&D. Thirteen of these employees were located outside of the United States. We also engage a relatively small number of independent contractors from time to time. We have not experienced any work stoppages, and our employees are not unionized.

Item 1A. Risk Factors

●

Almost all of our revenue is derived from sales of energy recovery devices and pumps used in reverse osmosis desalination; a decline in demand for desalination or the reverse osmosis method of desalination will reduce demand for our products and will cause our sales and revenue to decline.

Products for the desalination market have historically accounted for a high percentage of our revenue. We expect that the revenue from these products will continue to account for most of our revenue in the next few years. Any factors adversely affecting the demand for desalination, including changes in weather patterns, increased precipitation in areas of high human population density, new technology for producing fresh water, increased water conservation or reuse, political changes and unrest, changes in the global economy, or changes in industry or governmental regulations could reduce the demand for our energy recovery products and services and could cause a significant decline in our revenue. Similarly, any factors adversely affecting the demand for energy recovery products in reverse osmosis desalination, including new energy technology or reduced energy costs, new methods of desalination that reduce pressure and energy requirements, or improvements in membrane technology could reduce the demand for our energy recovery devices and could cause a significant decline in our revenue. Some of the factors that may affect sales of our energy recovery devices and pumps may be out of our control.

●

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

●	Our revenue and growth depend upon the continued viability and growth of the seawater reverse osmosis desalination industry using current technology.

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

●	New planned seawater reverse osmosis projects can be cancelled and/or delayed, and cancellations and/or delays may negatively impact our revenue.

Planned seawater reverse osmosis desalination projects can be cancelled or postponed due to delays in, or failure to obtain, approval, financing, or permitting for plant construction because of political factors, including political unrest in key desalination markets such as the Middle East; worsening financial conditions; or other factors. Even though we may have a signed contract to provide a certain number of energy recovery devices by a certain date, shipments may be suspended or delayed at the request of customers. Such shipping delays negatively impact our results of operations and revenue. As a result of these factors, we have experienced, and may in the future experience, significant variability in our revenue on both an annual and a quarterly basis.

●

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

There are a limited number of large engineering, procurement, and construction firms in the desalination industry, and these customers account for a substantial portion of our net revenue. One or more of these customers represent 10% or more of our net revenue each year, and the customers in this category vary from year to year. Since, in most cases, we do not have long-term contracts with these large customers, but rather sell to them on a purchase order or project basis, these orders may be postponed or delayed on short or no notice. If any of these customers reduces or delays its purchases, cancels a project, decides not to specify our products for future projects, fails to attract and retain qualified engineers and other staff, fails to pay amounts due to us, experiences financial difficulties, or experiences reduced demand for its services, we may not be able to replace that lost business and our projected revenue may significantly decrease, which will adversely affect our financial condition and future growth.

●

We face competition from a number of companies that offer competing energy recovery and pump solutions. If any one of these companies produces superior technology or offers more cost-effective products, our competitive position in the market could be harmed and our profits may decline.

The market for energy recovery devices and pumps for desalination plants is competitive and evolving. We expect competition, especially competition on price, to persist and intensify as the desalination market grows and new competitors enter the market. Some of our current and potential competitors may have significantly greater financial, technical, marketing, and other resources; longer operating histories; or greater name recognition. They may also be able to devote greater resources to the development, promotion, sale, and support of their products and respond more quickly to new technologies. These companies may also have more extensive customer bases, broader customer relationships across product lines, or long-standing or exclusive relationships with our current or potential customers. They may also have more extensive products and product lines that would enable them to offer multi-product or packaged solutions as well as competing products at lower prices or with other more favorable terms and conditions. As a result, our ability to sustain our market share may be adversely impacted, which would affect our business, operating results, and financial condition. In addition, if one of our competitors were to merge or partner with another company, the change in the competitive landscape could adversely affect our continuing ability to compete effectively.

●	Part of our inventory may be written off, which would increase our cost of revenues. In addition, we may be exposed to inventory-related losses on inventories purchased by our contract manufacturers.

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

●	Our operating results may fluctuate significantly, making our future operating results difficult to predict causing our operating results to fall below expectations or guidance.

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

In 2013 and in some past years, customer buying patterns led to a significant portion of our sales occurring in the fourth quarter, with the risk that delays, cancellations, or other adverse events in the fourth quarter had a substantial negative impact on annual results. More recently, our results have fluctuated or decreased due to adverse timing of larger orders during the year, the effects of a global decline in new desalination plant construction stemming from global economic and financial pressures, and competition. It is difficult for us to anticipate our future results, and our stock price may be adversely affected by the risks discussed in this paragraph.

●	If we are unable to collect unbilled receivables, which are caused by holdback provisions, our operating results will be adversely affected.

Our contracts with large engineering, procurement, and construction firms generally contain holdback provisions that typically delay final installment payments by up to 24 months after the product has been shipped and revenue has been recognized. Typically, between 5% and 25%, of the revenue we recognize pursuant to our customer contracts is subject to such holdback provisions and is accounted for as unbilled receivables until we deliver invoices for payment. Such holdbacks can result in relatively high current and non-current unbilled receivables. If we are unable to invoice and collect these performance holdbacks or if our customers fail to make these payments when due under the sales contracts, our results of operations will be adversely affected.

●

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

●	Our future success depends on our ability to diversify into new markets outside of desalination while continuing to market, enhance, and scale existing desalination products.

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

●	Our diversification into different fluid flow markets such as oil & gas may not materialize according to our expectations.

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

●	The durable nature of our PX energy recovery devices may reduce or delay potential aftermarket revenue opportunities.

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

●

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.

Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our energy recovery products. This education process can be time-consuming and typically involves a significant product evaluation process. While the sales cycle for our OEM customers, which are involved with smaller desalination plants, averages one to six months, the average sales cycle for our international engineering, procurement, and construction firm customers, which are involved with larger desalination plants, ranges from 6 to 16 months and has, in some cases, extended up to 24 months. Sales efforts in the oil and gas market segments may be prolonged due in part to customers’ procurement processes and budgetary constraints. These long sales cycles make quarter-by-quarter revenue predictions difficult and results in our investing significant resources well in advance of orders for our products.

●	We depend on a limited number of suppliers for some of our components. If our suppliers are not able to meet our demand and/or requirements, our business could be harmed.

We rely on a limited number of suppliers for vessel housings, stainless steel ports, and alumina powder for our PX energy recovery devices and stainless steel castings and components for our turbochargers and pumps. Our reliance on a limited number of manufacturers for these supplies involves a number of risks, including reduced control over delivery schedules, quality assurance, manufacturing yields, production costs, and lack of guaranteed production capacity or product supply. In most cases, we do not have long-term supply agreements with these suppliers and instead secure these supplies on a purchase order basis. Our suppliers have no obligation to supply products to us for any specific period, in any specific quantity, or at any specific price, except as set forth in a particular purchase order. Our requirements may represent a small portion of the total production capacities of these suppliers, and our suppliers may reallocate capacity to other customers, even during periods of high demand for our products. We have in the past experienced, and may in the future experience, product quality issues and delivery delays with our suppliers due to factors such as high industry demand or the inability of our vendors to consistently meet our quality or delivery requirements. If our suppliers were to cancel or materially change their commitments to us or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results, and financial condition. We may qualify additional suppliers in the future, which would require time and resources. If we do not qualify additional suppliers, we may be exposed to increased risk of capacity shortages due to our dependence on current suppliers.

●

We are subject to risks related to product defects, which could lead to warranty claims in excess of our warranty provision or result in a significant or a large number of warranty or other claims in any given year.

We provide a warranty for certain products for a period of 18 to 30 months and provide up to a five-year warranty for the ceramic components of our PX-branded products. We test our products in our manufacturing facilities through a variety of means; however, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market, or will replicate the harsh, corrosive, and varied conditions of the desalination and other plants in which they are installed. In addition, certain components of our turbochargers and pumps are custom-made and may not scale or perform as required in production environments. Accordingly, there is a risk that we may have significant warranty claims or breach supply agreements due to product defects. We may incur additional cost of revenue if our warranty provisions do not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, they could adversely affect our business, financial condition, and results of operations.

●

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

●	Claims by others that we infringe their proprietary rights could harm our business.

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

●	We are currently involved in legal proceedings, and may be subject to additional future legal proceedings, that may result in material adverse outcomes.

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

●

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

●	If we need additional capital to fund future growth, it may not be available on favorable terms, or at all.

We have historically relied on outside financing to fund our operations, capital expenditures, and expansion. In our initial public offering in July 2008, we issued approximately 10,000,000 shares of common stock at $8.50 per share before underwriting discounts and issuing expenses. We may require additional capital from equity or debt financing in the future to fund our operations or respond to competitive pressures or strategic opportunities, such as an acquisition. We may not be able to secure such additional financing on favorable terms or at all. The terms of additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities that we issue could have rights, preferences, or privileges senior to those of existing or future holders of our common stock. If we are unable to obtain necessary financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges or opportunities could be significantly limited.

●

If foreign and local government entities no longer guarantee and subsidize, or are willing to engage in, the construction and maintenance of desalination plants and projects, the demand for our products would decline and adversely affect our business.

Our products are used in seawater reverse osmosis desalination plants, which are often constructed and maintained with local, regional, or national government guarantees and subsidies, including tax-free bonds. The rate of construction of desalination plants depends on each governing entity's willingness and ability to obtain and allocate funds for such projects. In addition, some desalination projects in the Middle East and North Africa have been funded by budget surpluses resulting from high crude oil and natural gas prices. Since prices for crude oil and natural gas vary, governments in those countries may not have the necessary funding for such projects and may cancel the projects or divert funds allocated for them to other projects. Political unrest, coups, or changes in government administrations, such as recent political changes and unrest in the Middle East, may result in policy or priority changes that may also cause governments to cancel, delay, or re-contract planned or ongoing projects. Government embargoes may also prohibit sales into certain countries. As a result, the demand for our products could decline and negatively affect our revenue base, our overall profitability, and the pace of our expected growth.

●	Our products are highly technical and may contain undetected flaws or defects that could harm our business and our reputation and adversely affect our financial condition.

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

●	Our international sales and operations subject us to additional risks that may adversely affect our operating results.

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

Our international contracts and operations subject us to a variety of additional risks, including:

•	political and economic uncertainties;

•	uncertainties related to the application of local contract and other laws, including reduced protection for intellectual property rights;

•	trade barriers and other regulatory or contractual limitations on our ability to sell and service our products in certain foreign markets;

•	difficulties in enforcing contracts, beginning operations as scheduled, and collecting accounts receivable, especially in emerging markets;

•	increased travel, infrastructure, and legal compliance costs associated with multiple international locations;

•	competing with non-U.S. companies that are not subject to the U.S. Foreign Corrupt Practices Act and other anti-bribery and anti-corruption laws;

•	difficulty in attracting, hiring, and retaining qualified personnel; and

•	instability in the capital markets and banking systems worldwide, especially in developing countries, which may limit the availability of project financing for the construction of desalination plants.

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

●

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

●	Our past acquisition and future acquisitions could disrupt our business, impact our margins, cause dilution to our stockholders, or harm our financial condition and operating results.

We acquired privately-held Pump Engineering, LLC in late 2009, and in the future, we may invest in other companies, technologies, or assets. We may not realize the expected benefits from our past or future acquisitions. We may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot ensure that they will ultimately strengthen our competitive or financial position or that they will not be viewed negatively by customers, financial markets, investors, or the media. Acquisitions could also result in shareholder dilution or significant acquisition-related charges for restructuring, share-based compensation, and the amortization of purchased technology and intangible assets. Expenses resulting from impairment of acquired goodwill, intangible assets, and purchased technology could also increase over time if the fair value of those assets decreases. A future change in market conditions, a downturn in our business, or a long-term decline in the quoted market price of our stock may result in a reduction of the fair value of acquisition-related assets. Any such impairment of goodwill or intangible assets could harm our operating results and financial condition. In addition, when we make an acquisition, we may have to assume some or all of that entity's liabilities, which may include liabilities that are not fully known at the time of the acquisition. Future acquisitions may reduce our cash available for operations and other uses. If we make future acquisitions, we may require additional cash or use shares of our common stock as payment, which would cause dilution to our existing stockholders.

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

●	Insiders and principal stockholders will likely have significant influence over matters requiring stockholder approval.

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

●	Anti-takeover provisions in our charter documents and under Delaware law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.

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

●

We may experience reputational damage if pilot projects for oil and gas customers do not materialize or perform as we expect or we are unable to use these pilot projects as showcases to drive new business and revenue growth.

Entry into new market segments such as oil and gas requires proof-of-concept and pilot projects to demonstrate commercial viability of the solution offering to potential customers and other market participants. If we are unable to penetrate the market with these projects or our solutions do not perform as expected, our reputation may suffer. Additionally, if we are unable, for any reason, to use initial projects as customer showcases, it may affect our growth into these markets. Issues with facility access, confidentiality, or overall project performance may affect our ability to showcase any of our projects to new potential customers, which would adversely affect revenue growth and operating results.

●	New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. Disclosure requirements for the year 2013 are due in May of 2014.

Based on our purchasing policy and supplier selection, it is considered unlikely that any conflict minerals are used in the manufacturing of our products. Nevertheless, we are continuing a reasonable country of origin inquiry and may need to implement a program of due diligence on the source and chain of custody for conflict minerals, if required.

There are costs associated with complying with these disclosure requirements, including loss of customers and potential changes to products, processes, or sources of supply as a consequence of our verification activities. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” minerals, we cannot be sure that we will be able to obtain necessary materials from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we have implemented.

●	Business interruptions may damage our facilities or those of our suppliers.

Our operations and those of our suppliers may be vulnerable to interruption by fire, earthquake, flood, and other natural disasters, as well as power loss, telecommunications failure, and other events beyond our control. Our facilities in California are located near major earthquake faults and have experienced earthquakes in the past. If a natural disaster occurs, our ability to conduct our operations could be seriously impaired, which could harm our business, financial condition, results of operations, and cash flows. We cannot be sure that the insurance we maintain against general business interruptions will be adequate to cover all of our losses.

●	We may have risks associated with security of our information technology systems.

We make significant efforts to maintain the security and integrity of our information technology systems and data. Despite significant efforts to create security barriers to such systems, it is virtually impossible for us to entirely mitigate this risk. There is a risk of industrial espionage, cyber-attacks, misuse or theft of information or assets, or damage to assets by people who may gain unauthorized access to our facilities, systems, or information. Such cybersecurity breaches, misuse, or other disruptions could lead to the disclosure of confidential information, improper usage and distribution of our intellectual property, theft, manipulation and destruction of private and proprietary data, and production downtimes.

Although we actively employ measures to prevent unauthorized access to our information systems, preventing unauthorized use or infringement of our rights is inherently difficult. These events could adversely affect our financial results and any legal action in connection with any such cybersecurity breach could be costly and time-consuming and may divert management's attention and adversely affect the market's perception of us and our products.

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

Item 3. Legal Proceedings

See Note 9 — Commitments and Contingencies to the Consolidated Financial Statements in Item 8 of this report, under the heading “Litigation,” for a description of the lawsuits pending against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since July 2, 2008, our common stock has been quoted on the NASDAQ Global Select Market under the symbol “ERII”.

The following table sets forth the high and low sales prices of our common stock for the periods indicated.

	2013		2012
	High	Low	High	Low
First Quarter	$5.13	$3.30	$2.70	$2.02
Second Quarter	$4.50	$3.24	$2.63	$1.95
Third Quarter	$7.75	$3.99	$2.98	$2.10
Fourth Quarter	$7.55	$4.56	$3.69	$2.40

Stockholders

As of March 7, 2014, there were approximately 46 stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

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

Stock Repurchase Program

In 2011, our Board of Directors authorized a stock repurchase program under which up to five million shares of our outstanding common stock could be repurchased through June of 2012 at the discretion of management. A total of 1,782,603 shares at an aggregate cost of $4.0 million were repurchased under this authorization during 2012. There was no stock repurchase program in place during 2013; therefore no shares were repurchased during the year.

In February 2014, our Board of Directors authorized a stock repurchase program under which up to three million shares, not to exceed $6.0 million in aggregate cost, of our outstanding common stock can be repurchased through December 31, 2014 at the discretion of management. No shares were repurchased under this authorization at the time of this filing.

Sales of Unregistered Securities

During the year ended December 31, 2013, warrants to purchase 300,000 shares of common stock were exercised. Warrants to purchase 100,000 were exercised for cash at a price of $1.00 per share. The proceeds received from this exercise totaled $100,000. Warrants to purchase 200,000 shares of common stock were exercised for 180,276 shares in lieu of cash proceeds. The remaining 19,724 warrants were cancelled and considered payment for the exercise. During the year ended December 31, 2012, warrants to purchase 20,000 shares of common stock were exercised for cash at a price of $0.20 per share. The proceeds received from this exercise totaled $4,000. During the year ended December 31, 2011, no warrants were exercised. See Note 11 — “Stockholders’ Equity,” included in “Item 8. Financial Statements and Supplementary Data” in this Report for additional information, incorporated by reference herein, relating to these warrants which were issued in 2004 and 2005, prior to our initial public offering.

These shares issued pursuant to the warrants were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption set forth in Section 4(2) of that Act for transactions not involving a public offering.

Stock Performance Graph

The following graph shows the cumulative total shareholder return of an investment of $100 on December 31, 2008 in (i) our common stock, (ii) common stock of a selected group of peer issuers (“Peer Group”), and (iii) the NASDAQ Composite Index. Cumulative total return assumes the reinvestment of dividends, although dividends have never been declared on our stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The NASDAQ Composite Index tracks the aggregate price performance of equity securities traded on the NASDAQ. The Peer Group tracks the weighted average price performance of equity securities of seven companies in our industry: Consolidated Water Co. Ltd.; Flowserve Corp.; Hyflux Ltd., Kurita Water Industries Ltd.; Pentair Ltd.; Tetra Tech, Inc.; and The Gorman-Rupp Company. The return of each component issuer of the Peer Group is weighted according to the respective issuer’s stock market capitalization at the end of each period for which a return is indicated. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The following graph and its related information is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the 1933 Securities Act or 1934 Securities Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN *

Among Energy Recovery Inc., The NASDAQ Composite Index,

And A Peer Group

* Graph represents the value of $100 invested on December 31, 2008 in stock or index, including reinvestment of dividends as of the fiscal year ending December 31.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Energy Recovery, Inc.	100.00	90.77	48.28	34.04	44.85	73.22
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
Peer Group	100.00	143.46	161.77	136.15	175.80	257.52

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in this Report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:
Net revenue	$43,045	$42,632	$28,047	$45,853	$47,014
Cost of revenue	17,323	22,419	20,248	23,781	17,595
Gross profit	25,722	20,213	7,799	22,072	29,419
Operating expenses:
General and administrative	15,192	15,146	16,745	14,471	13,515
Sales and marketing	7,952	7,290	7,997	8,205	6,472
Research and development	4,361	4,774	3,526	3,943	3,041
Amortization of intangible assets	921	1,042	1,360	2,624	241
Restructuring charges	184	369	3,294	—	—
Impairment of intangibles	—	1,020	—	—	—
Loss (gain) on fair value remeasurement	—	—	171	(2,147)	—
Proceeds from litigation settlement	—	(775)	—	—	—
Total operating expenses	28,610	28,866	33,093	27,096	23,269
(Loss) income from operations	(2,888)	(8,653)	(25,294)	(5,024)	6,150
Other income (expense):
Interest expense	—	(6)	(34)	(73)	(46)
Other non-operating income (expense), net	109	143	184	(137)	54
(Loss) income before income taxes	(2,779)	(8,516)	(25,144)	(5,234)	6,158
Provision for (benefit from) income taxes	327	(262)	1,299	(1,626)	2,472
Net (loss) income	$(3,106)	$(8,254)	$(26,443)	$(3,608)	$3,686
(Loss) earnings per share - basic	$(0.06)	$(0.16)	$(0.50)	$(0.07)	$0.07
(Loss) earnings per share - diluted	$(0.06)	$(0.16)	$(0.50)	$(0.07)	$0.07
Number of shares used in per share calculations:
Basic	51,066	51,452	52,612	52,072	50,166
Diluted	51,066	51,452	52,612	52,072	52,644

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheets Data:
Cash and cash equivalents	$14,371	$16,642	$18,507	$55,338	$59,115
Short-term investments	5,856	9,497	11,706	—	—
Long-term investments	13,694	4,773	11,198	—	—
Total assets	101,935	104,554	110,713	133,917	142,969
Long-term liabilities	4,338	4,317	3,880	2,770	4,505
Total liabilities	15,020	17,173	13,759	13,117	22,000
Total stockholders’ equity	86,915	87,381	96,954	120,800	120,969

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis is intended to help the reader understand our results of operations and financial condition. It should be read in conjunction with the Consolidated Financial Statements and related Notes included in “Item 8. Financial Statements and Supplementary Data” in this Report.

We are in the business of designing, developing, and manufacturing energy recovery devices to transform untapped energy into reusable energy from industrial fluid flows and pressure cycles. Our company was founded in 1992, and we introduced the initial version of our Pressure Exchanger® energy recovery device in early 1997. In December 2009, we acquired Pump Engineering, LLC, which manufactured centrifugal energy recovery devices, known as turbochargers, as well as high-pressure pumps.

Our energy recovery devices are primarily used in seawater reverse osmosis desalination. In 2011, 2012, and 2013 we invested significant research and development costs to expand into other pressurized fluid flow industries such as oil and gas.

A significant portion of our net revenue typically has been generated by sales to a limited number of large engineering, procurement, and construction, or EPC, firms, which are involved with the design and construction of larger desalination plants. Sales to these firms often involve a long sales cycle, which can range from 6 to 16 months and, in some cases, up to 24 months. A single large desalination project can generate an order for numerous energy recovery devices and generally represents an opportunity for significant revenue. We also sell our devices to many small- to medium-sized original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer energy recovery devices per plant, and have shorter sales cycles. In the oil and gas market, we currently have pilot devices installed and new devices pending installation for major oil and gas customers worldwide. We have not recognized any revenue from shipments of energy recovery devices for oil and gas customers in 2013, but anticipate revenue from oil and gas products in 2014 based on existing and prospective contracts.

We often experience substantial fluctuations in net revenue from quarter to quarter and from year to year due to the fact that a single order for our energy recovery devices by a large EPC firm for a particular plant may represent significant revenue. In addition, historically our EPC customers tend to order a significant amount of equipment for delivery in the fourth quarter, and as a consequence, a significant portion of our annual sales typically occurs during that quarter. In 2011, the fourth quarter revenue did not reflect as high of a percentage of the annual revenues as in past years due to the overall lower percentage of sales to EPC firms in that year. During both the fourth quarter of 2013 and 2012, five large mega-project shipments contributed to a significant increase in net revenue, reflecting the historical pattern of significant sales occurring during the fourth quarter.

The fourth quarter of 2013 reflected the strongest revenue quarter in the Company’s history. Revenue in the fourth quarter of 2013 included our first large contract with the world’s largest water company and a shipment to the first large desalination plant on the West Coast of the United States.

A limited number of our customers account for a substantial portion of our net revenue and accounts receivable. Revenue from customers representing 10% or more of net revenue varies from period to period. For the years ended December 31, 2013, 2012, and 2011, one customer per year accounted for approximately 15%, 16%, and 14%, respectively, of our net revenue. See Note 14 — “Concentrations” in the Notes to the Consolidated Financial Statements for further details on customer concentration.

During the years ended December 31, 2013, 2012, and 2011, most of our net revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our revenue for the foreseeable future.

Our revenue is principally derived from the sale of our energy recovery devices. We also derive revenue from the sale of our high-pressure and circulation pumps, which we manufacture and sell in connection with our energy recovery devices for use in desalination plants. Additionally, we receive incidental revenue from the sale of spare parts and services, including start-up and commissioning services that we provide for our customers. We have not recognized any revenue from shipments of energy recovery devices for oil and gas customers to date.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our consolidated financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition; allowance for doubtful accounts; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill and acquired intangible assets; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies, including contingent consideration.

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 2 — “Summary of Significant Accounting Policies,” included in “Item 8. Financial Statements and Supplementary Data” in this Report.

Revenue Recognition

We recognize revenue when the earnings process is complete, as evidenced by a written agreement with the customer, transfer of title, fixed pricing that is determinable, and collection that is reasonably assured. Transfer of title typically occurs upon shipment of the equipment pursuant to a written purchase order or contract. The portion of the sales agreement related to the field services and training for commissioning of our devices in a desalination plant is deferred until we have performed such services. We regularly evaluate our revenue arrangements to identify deliverables and to determine whether these deliverables are separable into multiple units of accounting.

Under our revenue recognition policy, evidence of an arrangement has been met when we have an executed purchase order, sales order, or stand-alone contract. Typically, smaller projects utilize sales or purchase orders that conform to standard terms and conditions.

The specified product performance criteria for our PX device generally pertain to the ability of our product to meet its published performance specifications and warranty provisions, which our products have demonstrated on a consistent basis. This factor, combined with historical performance metrics, provides our management with a reasonable basis to conclude that its PX device will perform satisfactorily upon commissioning of the plant. To ensure this successful product performance, we provide service consisting principally of supervision of customer personnel and training to the customers during the commissioning of the plant. The installation of the PX device is relatively simple, requires no customization, and is performed by the customer under the supervision of our personnel. We defer the value of the service and training component of the contract and recognize such revenue as services are rendered. Based on these factors, our management has concluded that, for sale of PX devices, delivery and performance have been completed upon shipment or delivery when title transfers based on the shipping terms.

We perform an evaluation of credit worthiness on an individual contract basis to assess whether collectability is reasonably assured. As part of this evaluation, our management considers many factors about the individual customer, including the underlying financial strength of the customer and/or partnership consortium and management’s prior history or industry-specific knowledge about the customer and its supplier relationships. For smaller projects, we require the customer to remit payment generally within 30 to 90 days after product delivery. In some cases, if credit worthiness cannot be determined, prepayment or other security is required from smaller customers.

In January 2011, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on revenue arrangements with multiple deliverables. In accordance with the guidance, we establish separate units of accounting for contracts, as our contracts with customers typically include one or both of the following deliverables, and there is no right of return under the terms of the contract.

●	Products
●

Commissioning which includes supervision of the installation, start-up, and training to ensure that the installation performed by the customer, which is relatively simple and straightforward, is completed consistent with the recommendations under the factory warranty.

The commissioning services element of our contracts represent an incidental portion of the total contract price. The allocable consideration for these services relative to that for the underlying products has been well under 1% of any arrangement. Commissioning is often bundled into the large stand-alone contracts, and we frequently sell products without commissioning since our product can be easily installed in a plant without supervision. These facts and circumstances validate that the delivered element has value on a stand-alone basis and should be considered a separate unit of accounting.

Having established separate units of accounting, we then take the next steps to allocate amounts to each unit of accounting. With respect to products, we have established vendor specific objective evidence (“VSOE”) based on the price at which such products are sold separately without commissioning services. With respect to commissioning, we charge out our engineers for field visits to customers based on a stand-alone standard daily field service charge as well as a flat service rate for travel, if applicable. This has been determined to be the VSOE of the service based on stand-alone sales of other comparable professional services at consistent pricing.

The amount allocable to the delivered unit of account (in our case the product) is limited to the amount that is not contingent upon the delivery of additional items or meeting specified performance conditions. We adhere to consistent pricing in both stand-alone sale of products and professional services and the contractual pricing of products and commissioning of services in bundled arrangements.

For large projects, stand-alone contracts are utilized. For these contracts, consistent with industry practice, our customers typically require their suppliers, including Energy Recovery, to accept contractual holdback provisions (also referred to as a retention payment) whereby the final amounts due under the sales contract are remitted over extended periods of time or alternatively, stand-by letters of credit are issued to guarantee performance. These retention payments typically range between 5% and 25%, of the total contract amount and are due and payable when the customer is satisfied that certain specified product performance criteria have been met upon commissioning of the desalination plant, which may be up to 24 months from the date of product delivery as described further below.

Under stand-alone contracts, the usual payment arrangements are summarized as follows:

•

an advance payment due upon execution of the contract, typically 10% to 20% of the total contract amount. This advance payment is accounted for as deferred revenue until shipment or when products are delivered to the customer, depending on the Incoterms and transfer of title;

•

a payment ranging from 50% to 70% of the total contract is typically due upon delivery of the product. This payment is often divided into two parts. The first part, which is due 30 to 60 days following delivery of the product and documentation, is invoiced upon shipment when the product revenue is recognized and results in an open accounts receivable with the customer. The second part is typically due 90 to 120 days following product delivery and documentation. This payment is booked to unbilled receivables upon shipment when the product revenue is recognized, and it is invoiced to the customer upon notification that the equipment has been received or when the time period has expired. We have no performance obligation to complete to be legally entitled to this payment. It is invoiced based on the passage of time.

•

a final retention payment of usually 5% to 25% of the contract amount is due either at the completion of plant commissioning or upon the issuance of a stand-by letter of credit, which is typically issued up to 24 months from the delivery date of products and documentation. This payment is recorded to unbilled receivables upon shipment when the product revenue is recognized, and it is invoiced to the customer when it is determined that commissioning is complete or the stand-by letter of credit has been issued. This payment is not contingent upon the delivery of commissioning services. The Company had no performance obligation to complete to be legally entitled to this payment. It is invoiced base on the passage of time.

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

During the year ended December 31, 2013, the Company adjusted previously established warranty reserves. The accruals had been made based on historic warranty claim rates during 2010 and 2011, a period that covered the integration of the PEI acquisition and related manufacturing operations into the Company’s existing operation. At December 31, 2013, the Company revised the rates based on warranty claim data during the two-year period after integration, which covered 2012 and 2013. This resulted in a release of accruals related to expired warranties, which increased gross profit and reduced net loss by $0.3 million.

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

We evaluate the recoverability of intangible assets by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The evaluation of recoverability involves estimates of future operating cash flows based upon certain forecasted assumptions, including, but not limited to, revenue growth rates, gross profit margins, and operating expenses over the expected remaining useful life of the related asset. A shortfall in these estimated operating cash flows could result in an impairment charge in the future.

When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. Accordingly, with the launch of the Company’s new branding strategy in the fourth quarter of 2012 and the discontinuation of the use of the trademarks “PEI” and “Pump Engineering”, we recorded an impairment charge of $1.0 million in our Consolidated Statements of Operations for the year ended December 31, 2012. No additional impairment of intangibles was recorded in the year ended December 31, 2013. See Note 6 — “Goodwill and Intangible Assets” for further details related to acquired intangible assets.

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

As of December 31, 2013 and 2012, acquired intangibles, including goodwill, relate to the acquisition of Pump Engineering, LLC during the fourth quarter of 2009. See Note 6. — “Goodwill and Intangible Assets” for further discussion of intangible assets.

Property and Equipment

Property and equipment is recorded at cost and reduced by accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are three to ten years. A small portion of our manufacturing equipment was acquired under capital lease obligations. These assets are depreciated over periods consistent with depreciation of owned assets of similar types. Certain equipment used in the development and manufacturing of ceramic components is depreciated over estimated useful lives of up to ten years. Leasehold improvements represent remodeling and retrofitting costs for leased office and manufacturing space and are depreciated over the shorter of either the estimated useful lives or the term of the lease. Software purchased for internal use consists primarily of amounts paid for perpetual licenses to third-party software providers and installation costs. Software is depreciated over the estimated useful lives of three to five years. Estimated useful lives are periodically reviewed, and when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. Maintenance and repairs are charged directly to expense as incurred.

We previously owned our manufacturing facility in New Boston, Michigan. As a result of the consolidation of our North American manufacturing operations, amounts related to the building and land were classified as held for sale at December 31, 2011. Accordingly, we impaired the building and land held for sale by $728,000 and ceased depreciation charges in December 2011. We recorded an additional $44,000 and $314,000 of impairment charges during the years ended December 31, 2013 and 2012, respectively, to reduce the carrying value to the estimated fair value. The property was sold in September 2013. Net proceeds from the sale totaled $1.2 million, resulting in a loss on sale of $0.1 million.

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

Deferred income taxes are provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining whether and to what extent any valuation allowance is needed on our deferred tax assets. In making such a determination, we consider all available positive and negative evidence including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. As of December 31, 2013, we have a valuation allowance of approximately $13.4 million to reduce our deferred income tax assets to the amount expected to be realized. See Note 10 — “Income Taxes” for further discussion of the tax valuation allowance.

Our operations are subject to income and transaction taxes in the U.S. and in foreign jurisdictions. Significant estimates and judgments are required in determining our worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

Results of Operations

2013 Compared to 2012

The following table sets forth certain data from our historical operating results as a percentage of revenue for the years indicated:

	For the Year Ended December 31,
	2013		2012		Change Increase (Decrease)
Results of Operations: **
Net revenue	$43,045	100%	$42,632	100%	$413	1%
Cost of revenue	17,323	40%	22,419	53%	(5,096)	(23%)
Gross profit	25,722	60%	20,213	47%	5,509	27%
Operating expenses:
General and administrative	15,192	35%	15,146	36%	46	0%
Sales and marketing	7,952	18%	7,290	17%	662	9%
Research and development	4,361	10%	4,774	11%	(413)	(9%)
Amortization of intangible assets	921	2%	1,042	2%	(121)	(12%)
Restructuring charges	184	*	369	1%	(185)	(50%)
Impairment of intangibles	—	*	1,020	2%	(1,020)	(100%)
Proceeds from litigation settlement	—	*	(775)	(2%)	775	100%
Total operating expenses	28,610	66%	28,866	68%	(256)	(1%)
Loss from operations	(2,888)	(7%)	(8,653)	(20%)	5,765	67%
Other income (expense):
Interest expense	—	*	(6)	*	6	100%
Other non-operating income (expense), net	109	*	143	*	(34)	(24%)
Net loss before income tax	(2,779)	(6%)	(8,516)	(20%)	5,737	67%
Provision for (benefit from) income tax expense	327	1%	(262)	(1%)	589	225%
Net loss	$(3,106)	(7%)	$(8,254)	(19%)	$5,148	62%

*	Not meaningful
**	Percentages may not add up to 100% due to rounding

Net revenue

Our net revenue increased by $0.4 million, or 1%, to $43.0 million for the year ended December 31, 2013 from $42.6 million for the year ended December 31, 2012. The increase in revenue was primarily due to strong performance in the fourth quarter of 2013. Strong OEM and aftermarket sales in 2013 contributed significantly to the increase in net revenue year over year offset by lower mega-project revenue compared to 2012.

Although we operate under one reportable segment, we categorize revenue based on the type of energy recovery device and its related products and services. Revenue by product category and as a percentage of net revenue was as follows:

	Years Ended December 31,
	2013		2012
PX devices and related products and services	$34,319	80%	$34,400	81%
Turbochargers and pumps and related products and services	8,726	20%	8,232	19%
Total net revenue	$43,045	100%	$42,632	100%

Revenue attributable to domestic and international sales and as a percentage of net revenue was as follows:

	Years Ended December 31,
	2013		2012
Domestic revenue	$5,437	13%	$3,546	8%
International revenue	37,608	87%	39,086	92%
Total net revenue	$43,045	100%	$42,632	100%

The increase in domestic revenue from 2012 to 2013 was due to our first large MPD shipment to the first large desalination plant on the West Coast of the United States in Carlsbad, California. See Note 13. — “Business Segment and Geographic Information” for more geographic information about net revenue.

Gross profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. The largest component of our cost of revenue is raw materials. For the year ended December 31, 2013, gross profit as a percentage of net revenue was 60% compared to 47% for the year ended December 31, 2012.

The increase in gross profit as a percentage of net revenue in 2013 compared to 2012 was primarily due to substantial cost reduction efforts over the last several years, including plant consolidation, vertical integration, targeted cost-out and value engineering exercises, and efficiency-enhancing initiatives to achieve lower unit costs and better production yields. The increases in total gross profit were slightly offset by a small product mix shift toward turbochargers and pumps from PX devices. This shift caused a decrease in total gross profit as turbochargers and pumps have a lower gross profit margin compared to PX devices.

Future gross profit is highly dependent on the product and customer mix of our net revenue, overall market demand and competition, and the volume of production in our manufacturing plant that determines our operating leverage. Accordingly, we are not able to predict our future gross profit levels with certainty. We do believe, however, that the increased levels of gross profit margin are sustainable and improvable to the extent that volume persists, our product mix favors PX devices, pricing remains stable, and we continue to realize cost saving through production efficiencies and enhanced yields.

Manufacturing average headcount increased to 44 for the year ended December 31, 2013 from 38 for the year ended December 31, 2012.

Share-based compensation expense included in cost of revenue was $74,000 for the year ended December 31, 2013 and $101,000 for the year ended December 31, 2012.

General and administrative

General and administrative expense increased by $46,000, or less than 1%, to $15.2 million for the year ended December 31, 2013 from $15.1 million for the year ended December 31, 2012. General and administrative expense as a percentage of net revenue decreased to 35% for the year ended December 31, 2013 compared to 36% for the year ended December 31, 2012 as general and administrative costs increased slightly less than net revenue period over period.

Of the $46,000 net increase in general and administrative expense, $268,000 related to professional and other services, $179,000 related to compensation and employee-related benefits, and $62,000 related to bad debt reserves. Offsetting the increases were decreases of $383,000 related to litigation and other administrative costs, $46,000 related to occupancy costs, and $34,000 primarily related to property taxes.

General and administrative average headcount increased to 28 for the year ended December 31, 2013 from 27 for the year ended December 31, 2012.

Share-based compensation expense included in general and administrative expense was $1.5 million for the year ended December 31, 2013 and $1.9 million for the year ended December 31, 2012.

Sales and marketing

Sales and marketing expense increased by $0.7 million, or 9%, to $8.0 million for the year ended December 31, 2013 from $7.3 million for the year ended December 31, 2012. Sales and marketing expense as a percentage of net revenue increased to 18% for the year ended December 31, 2013 from 17% for the year ended December 31, 2012, as sales and marketing expense increased more than the increase in net revenue period over period.

Of the $0.7 million net increase in sales and marketing expense, $0.6 million related to compensation and employee-related benefits and $0.4 million related to marketing, occupancy, and other sales and marketing costs. The increases were offset by a decrease of $0.3 million related to sales commissions.

Sales and marketing average headcount increased to 26 for the year ended December 31, 2013 from to 24 for the year ended December 31, 2012.

Share-based compensation expense included in sales and marketing expense was $424,000 for the year ended December 31, 2013 and $522,000 for the year ended December 31, 2012.

We anticipate that our sales and marketing expenditures will increase in the future as we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination.

Research and development

Research and development expense decreased by $0.4 million, or 9%, to $4.4 million for the year ended December 31, 2013 from $4.8 million for the year ended December 31, 2012. Research and development expense as a percentage of net revenue decreased to 10% for the year ended December 31, 2013 from 11% for the year ended December 31, 2012, as research and development costs decreased compared to an increase in net revenue period over period.

We continue to make significant investment in the oil and gas initiative to diversify our business and expand addressable markets. Most of these investments are expensed as incurred in research and development expense. Those that have reached technological feasibility are ultimately recorded in cost of revenue when leased, sold, or evaluated for net realizable value and therefore impact gross profit.

Of the $0.4 million decrease in research and development expense, $0.7 million related to direct project costs and $0.2 million related to consulting and professional costs. The decreases were offset by an increase of $0.5 million related to compensation, employee-related benefits, and occupancy costs.

Average headcount in our research and development department increased to 17 for the year ended December 31, 2013 compared to 15 for the year ended December 31, 2012.

Share-based compensation expense included in research and development expense was $197,000 for the year ended December 31, 2013 and $139,000 for the year ended December 31, 2012.

We anticipate that our research and development expenditures will increase in the future as we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination.

Amortization of intangible assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. These intangible assets include developed technology, non-compete agreements, backlog, trademarks, and customer relationships. Amortization expense decreased by $121,000, or 12%, to $0.9 million for the year ended December 31, 2013 from $1.0 million for the year ended December 31, 2012. The decrease was due to the impairment of the trademark intangible at December 31, 2012, for which no amortization expense was recorded during the year ended December 31, 2013 of $55,000, and a decrease in the amortization amount for customer relationships related to the sum-of-the-years-digits amortization calculation of $66,000.

Restructuring charges

In July 2011, we initiated a restructuring plan to consolidate our North American production activity and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California. In connection with this restructuring plan, we classified the land and building located in Michigan as assets held for sale at December 31, 2011. The land and building were sold in September 2013. Net proceeds from the sale totaled $1.2 million, resulting in a loss on sale for these assets of $140,000, which was recorded in restructuring charges during the year ended December 31, 2013. Additional restructuring charges during the year ended December 31, 2013 included an impairment loss on assets held for sale of $44,000 to reflect the market value of the land and building.

During the year ended December 31, 2012, we recorded $369,000 related to this plan. Of these charges, $314,000 related to the additional impairment of the land and building held for sale based on market studies of similar sales in the area, $34,000 related to other exit costs, and $21,000 related to termination benefits and other personnel costs.

Impairment of intangibles

In December 2012, we determined that the capitalized cost associated with the acquired trademarks “PEI” and “Pump Engineering” was impaired as a result of the launch of the Company’s new branding strategy in the fourth quarter of 2012 and the discontinuation of the use of the trademarks. Accordingly, we recorded an impairment charge of $1.0 million, the remaining unamortized intangible balance, in our Consolidated Statement of Operations for the year ended December 31, 2012. There was no impairment of intangibles during the year ended December 31, 2013.

Proceeds from litigation settlement

In October 2012, we entered into a confidential settlement agreement resulting from an alleged breach of contract claim against one of our suppliers. Without any admission of liability or wrongdoing by the supplier, we received a one-time payment of $775,000. No additional proceeds were received in the year ended December 31, 2013.

Non-operating income (expense), net

Non-operating income (expense), net, decreased by $28,000 to income of $109,000 for the year ended December 31, 2013 from income of $137,000 for the year ended December 31, 2012. The decrease was due to lower interest and other income of $54,000 offset by $26,000 of favorable impacts from net foreign currency losses compared to the prior period and lower interest expense due to the pay-off of capital leases in 2013.

Income taxes

The income tax provision was $0.3 million for the year ended December 31, 2013 compared to a benefit of $0.3 million for the year ended December 31, 2012. The tax provision of $0.3 million for the year ended December 31, 2013, consisted of tax expense of $227,000 related to the deferred tax effects associated with the amortization of goodwill, $97,000 related to our federal tax to actual provision adjustment, and $3,000 of state and other taxes.

For the year ended December 31, 2012, the $0.3 million tax benefit recognized related primarily to the recognition of state tax refunds from prior-year returns of $442,000. This benefit was offset by $151,000 of tax expense related to the deferred tax effects associated with the amortization of goodwill and $29,000 of state and other taxes.

2012 Compared to 2011

The following table sets forth certain data from our historical operating results as a percentage of revenue for the years indicated:

	For the Year Ended December 31,
	2012		2011		Change Increase (Decrease)
Results of Operations: **
Net revenue	$42,632	100%	$28,047	100%	$14,585	52%
Cost of revenue	22,419	53%	20,248	72%	2,171	11%
Gross profit	20,213	47%	7,799	28%	12,414	159%
Operating expenses:
General and administrative	15,146	36%	16,745	60%	(1,599)	(10)%
Sales and marketing	7,290	17%	7,997	29%	(707)	(9)%
Research and development	4,774	11%	3,526	13%	1,248	35%
Amortization of intangible assets	1,042	2%	1,360	5%	(318)	(23)%
Restructuring charges	369	1%	3,294	12%	(2,925)	(89)%
Impairment of intangibles	1,020	2%	—	*	1,020	*
Loss on fair value remeasurement	—	*	171	1%	(171)	(100)%
Proceeds from litigation settlement	(775)	(2)%	—	*	775	*
Total operating expenses	28,866	68%	33,093	118%	(4,227)	(13)%
Loss from operations	(8,653)	(20)%	(25,294)	(90)%	16,641	66%
Other income (expense):
Interest expense	(6)	*	(34)	*	28	82%
Other non-operating income (expense), net	143	*	184	1%	(41)	(22)%
Net loss before income tax	(8,516)	(20)%	(25,144)	(90)%	16,628	66%
(Benefit from) provision for income tax expense	(262)	(1)%	1,299	5%	(1,561)	(120)%
Net loss	$(8,254)	(19)%	$(26,443)	(94)%	$18,189	69%

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

Although we operate under one reportable segment, we categorize revenue based on the type of energy recovery device and its related products and services. Revenue by product category and as a percentage of net revenue was as follows:

	Years Ended December 31,
	2012		2011
PX devices and related products and services	$34,400	81%	$18,540	66%
Turbochargers and pumps and related products and services	8,232	19%	9,507	34%
Total net revenue	$42,632	100%	$28,047	100%

Revenue attributable to domestic and international sales as a percentage of net revenue was as follows:

	Years Ended December 31,
	2012		2011
Domestic revenue	$3,546	8%	$2,798	10%
International revenue	39,086	92%	25,249	90%
Total net revenue	$42,632	100%	$28,047	100%

See Note 13. — “Business Segment and Geographic Information” for more geographic information about net revenue.

Gross profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. The largest component of our cost of revenue is raw materials. For the year ended December 31, 2012, gross profit as a percentage of net revenue was 47% compared to 28% for the year ended December 31, 2011.

The increase in gross profit as a percentage of net revenue in 2012 compared to 2011 was primarily due to positive operating leverages achieved through increased volume, a favorable product mix of PX devices over turbochargers and pumps (the latter of which command lower gross profit margins), and diminished costs realized through our plant consolidation and vertical integration efforts.

Impacting gross profit in the fourth quarter of 2012 was an increase in the provision for excess and obsolete inventory of $0.9 million. Nearly all of this provision pertained to legacy parts and components that were moved from our facility in Michigan as part of the consolidation of production operations at our corporate headquarters and manufacturing center in California. Also affecting gross profit in the fourth quarter of 2012 was the recognition of $0.8 million in non-recurring charges associated with a new oil and gas prototype device, for which no matching revenue was recognized. We continue to make significant investments in oil and gas technologies and solutions to diversify our business and expand addressable markets. Most of these investments are expensed as incurred in research and development expense. Those that have reached technological feasibility are ultimately recorded in cost of revenue when leased, sold, or evaluated for net realizable value and therefore impact gross profit.

Manufacturing average headcount decreased to 38 for the year ended December 31, 2012 from 42 for the year ended December 31, 2011, primarily due to the closure of our Michigan-based facility at the end of 2011.

Share-based compensation expense included in cost of revenue was $101,000 for the year ended December 31, 2012 and $149,000 for the year ended December 31, 2011.

General and administrative

General and administrative expense decreased by $1.6 million, or 10%, to $15.1 million for the year ended December 31, 2012 from $16.7 million for the year ended December 31, 2011. General and administrative expense as a percentage of net revenue decreased to 36% for the year ended December 31, 2012 from 60% for the year ended December 31, 2011 as general and administrative costs decreased while net revenue increased period over period.

General and administrative average headcount decreased to 27 for the year ended December 31, 2012 from 31 for the year ended December 31, 2011, largely as a result of reductions in force at our corporate headquarters in early 2011 and the closure of our Michigan-based facility at the end of 2011.

Of the $1.6 million net decrease in general and administrative expense, $1.3 million related to compensation and employee-related benefits, $0.5 million related to occupancy costs, $0.3 million related to value-added taxes, $0.2 million related to bad debt reserves, and $0.2 million related to other administrative costs. These decreases in costs were partially offset by an increase of $0.9 million related to professional and other services

Share-based compensation expense included in general and administrative expense was $1.9 million for the year ended December 31, 2012 and $1.6 million for the year ended December 31, 2011.

Sales and marketing

Sales and marketing expense decreased by $0.7 million, or 9%, to $7.3 million for the year ended December 31, 2012 from $8.0 million for the year ended December 31, 2011. Sales and marketing expense as a percentage of net revenue decreased to 17% for the year ended December 31, 2012 from 29% for the year ended December 31, 2011, as sales and marketing expense decreased while net revenue increased period over period.

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

Restructuring charges

In July 2011, we initiated a restructuring plan to consolidate our North American production activity and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California. The consolidation was meant to reduce costs, improve efficiencies, and enhance research and development activities. For the year ended December 31, 2011, we recorded total pre-tax charges of $3.1 million related to this plan. Additionally, we initiated a restructuring plan to reduce operating expenses related to our sales branch office in Spain. For the year ended December 31, 2011, we recorded total pre-tax charges of $0.2 million related to this plan. See Note 15 — “Restructuring Activities” for further discussion of restructuring activities. Both restructuring plans were essentially completed by December 31, 2011, with the exception of the continued evaluation for impairment of assets held for sale and some trailing costs recognized in 2012.

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

Loss on fair value remeasurement

In connection with our acquisition of Pump Engineering, LLC in December 2009, we initially recognized a liability of $5.5 million as an estimate of the acquisition date fair value of contingent and other consideration, consisting of $3.5 million of contingent consideration subject to pay-out to the sellers upon the acquired company’s achievement of certain milestones and $2.0 million of other consideration securing the sellers’ indemnification obligations. The $2.0 million was paid, $0.9 million in 2010 and $1.1 million in 2011. The fair value measurement of the $3.5 million of contingent consideration was based on the weighted probability of achievement, as of the acquisition date, that the milestones would be achieved. In the fourth quarter of 2010, some of the milestones were not met. Accordingly, we remeasured the estimated fair value of the contingent consideration at $1.4 million and recorded a gain on fair value remeasurement of $2.1 million in 2010. In December 2011, we remeasured the contingent consideration at $1.5 million to reflect its estimated fair value at December 31, 2011 and recognized a loss of $171,000 in our Consolidated Statement of Operations as a result of the change in estimated fair value in 2011. There was no change in estimated fair value in 2012.

Proceeds from litigation settlement

In October 2012, we entered into a confidential settlement agreement resulting from an alleged breach of contract claim against one of our suppliers. Without any admission of liability or wrongdoing by the supplier, we received a one-time payment of $775,000.

Non-operating income (expense), net

Non-operating income (expense), net, decreased by $13,000 to income of $137,000 for the year ended December 31, 2012, from income of $150,000 for the year ended December 31, 2011. The decrease was primarily due to an increase in net foreign currency losses of $184,000. The decrease was offset by an increase in interest income of $113,000, a decrease in interest expense of $28,000, and an increase in other income of $30,000.

Income taxes

The income tax benefit was $0.3 million for the year ended December 31, 2012 compared to a provision of $1.3 million for the year ended December 31, 2011. For the year ended December 31, 2012, the $0.3 million tax benefit recognized related primarily to the recognition of state tax refunds from prior-year returns of $442,000. This benefit was offset by $151,000 of tax expense related to the deferred tax effects associated with the amortization of goodwill and $29,000 of state and other taxes.

For the year ended December 31, 2011, the $1.3 million provision recognized related primarily to $2.8 million of valuation allowance, $45,000 related to the deferred tax effects associated with the amortization of goodwill, $33,000 of state and other taxes, and $32,000 related to federal and state tax refund true-ups. The provision was offset by $1.6 million related to net operating loss carrybacks to recover taxes paid in prior years.

Liquidity and Capital Resources

Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services, and borrowings under credit facilities. From January 1, 2005 through December 31, 2013, we issued common stock for aggregate net proceeds of $84.5 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of December 31, 2013, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $14.4 million, which are invested primarily in money market funds; short- and long-term investments in marketable debt securities of $19.6 million; and accounts receivable of $15.2 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We currently have unbilled receivables pertaining to customer contractual holdback provisions, whereby we will invoice the final retention payment(s) due under certain sales contracts six to 19 months after the product has been shipped to the customer and revenue has been recognized. The customer holdbacks represent amounts intended to provide a form of security for the customer; accordingly, these receivables have not been discounted to present value per FASB ASC 835-30-15-3c. At December 31, 2013 and 2012, we had $6.6 million and $5.9 million of short- and long-term unbilled receivables, respectively.

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

During the periods presented, we provided certain customers with stand-by letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements. Some of these stand-by letters of credit were issued under our 2009 Agreement. The stand-by letters of credit generally terminate within 12 to 48 months from issuance. As of December 31, 2013, the amounts outstanding on stand-by letters of credit collateralized under our 2009 Agreement totaled approximately $3.6 million.

The 2009 Agreement, as amended, required us to maintain a cash collateral balance equal to at least 101% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances. As of December 31, 2013, restricted cash related to the stand-by letters of credit issued under the 2009 Agreement was approximately $3.7 million. Of this $3.7 million cash restricted, $1.3 million was classified as current and $2.4 million was non-current. The 2009 Agreement expired at the end of May 2012. There were no advances drawn on the line of credit under the 2009 Agreement at the time of its expiration. The restricted cash related to the outstanding stand-by letters of credit under the 2009 Agreement is expected to be released at various dates through 2015.

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

The 2012 Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement matures on June 5, 2015 and is collateralized by substantially all of our assets. There were no advances drawn under the 2012 Agreement’s line of credit as of December 31, 2013. As of December 31, 2013, the amount outstanding on stand-by letters of credit collateralized under the 2012 Agreement totaled $1.3 million, and restricted cash related to the stand-by letters of credit issued under the 2012 Agreement was $1.3 million. Of this $1.3 million cash restricted, $0.2 million was classified as current and $1.1 million was non-current.

In 2012, our company credit card vendor required us to restrict cash for outstanding credit card balances. Accordingly, we have restricted $315,000 of cash for credit card balances at December 31, 2013, all of which was classified as current.

We acquired Pump Engineering, LLC in December 2009. Under the terms of the purchase agreement, $3.5 million of consideration was contingent upon achievement of certain performance milestones. These performance milestones were tied to: (i) achieving certain minimum product energy efficiency metrics ($1.3 million); (ii) meeting certain product delivery time schedules ($1.2 million); and (iii) meeting certain product warranty metrics ($1.0 million). During the fourth quarter of 2010, the first two performance milestones were not met. Accordingly, we withheld payment of $2.5 million under the contractual terms of the purchase agreement. In August 2011, the former shareholders of Pump Engineering, LLC filed a claim against us seeking damages in the amount of $2.5 million and their litigation costs. As a result, we have restricted cash of $3.5 million, the entire amount of the original contingent consideration. Of the $3.5 million cash restricted, $2.5 million is classified as current and $1.0 million is non-current.

Cash Flows from Operating Activities

2013 compared to 2012

Net cash provided by (used in) operating activities was $2.1 million and $(4.4) million for the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, net losses of $(3.1) million and $(8.3) million, respectively, were adjusted to $3.8 million and $1.7 million, respectively, by non-cash items totaling $6.9 million and $10.0 million, respectively. Non-cash adjustments in 2013 primarily include $3.8 million of depreciation and amortization, $2.2 million of share-based compensation, $0.4 million of amortization of premiums paid on investments, $0.3 million of valuation adjustments to excess and obsolete inventory reserves, $0.2 million of deferred income taxes, $0.2 million of restructuring charges related to the impairment of assets held for sale, a $0.1 million provision for warranty claims, and $(0.3) million of change in warranty reserve estimates.

The net cash effect from changes in operating assets and liabilities was a $(1.7) million and $(6.2) million decrease for the years ended December 31, 2013 and 2012, respectively. Net changes in assets and liabilities in 2013 were primarily attributable to a $2.8 million increase in accounts receivable and unbilled receivables as a result of invoicing and collections for large projects; a $1.6 million decrease in accounts payable and accrued liabilities as a result of the timing of payments to employees, vendors, and other third parties; a $0.4 million decrease in deferred revenue; and a $0.1 million decrease in inventory as a result of order processing and product shipments, offset by a $3.2 million decrease in prepaid expenses as a result of the receipt of tax refunds.

2012 compared to 2011

Net cash used by operating activities was $4.4 million and $8.3 million for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, net losses of $(8.3) million and $(26.4) million, respectively, were adjusted to $1.7 million and $(11.8) million, respectively, by non-cash items totaling $10.0 million and $14.6 million, respectively. Non-cash adjustments in 2012 primarily include $3.8 million of depreciation and amortization, $2.6 million of share-based compensation, $1.0 million of trademark impairment, $0.9 million of valuation adjustments to excess and obsolete inventory reserves, a $0.6 million provision for warranty claims, and $0.5 million of amortization of premiums paid on investments.

The net cash effect from changes in operating assets and liabilities was a $(6.2) million decrease and a $3.5 million increase for the years ended December 31, 2012 and 2011, respectively. Net changes in assets and liabilities in 2012 were primarily attributable to a $11.6 million increase in accounts receivable and unbilled receivables as a result of invoicing and collections for large projects, offset by a $2.7 million increase in accounts payable and accrued liabilities as a result of the timing of payments to employees, vendors, and other third parties; a $1.8 million decrease in inventory as a result of order processing and product shipments; a $0.7 million decrease in prepaid expenses, and a $0.2 million decrease in deferred revenue.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to maturities and purchases of marketable securities to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk, capital expenditures to support our growth, and changes in our restricted cash used to collateralize our stand-by letters of credit.

2013 compared to 2012

Net cash (used in) provided by investing activities was $(4.9) million and $6.7 million for the years ended December 31, 2013 and 2012, respectively. The increase of $11.6 million in cash used by investing activities was primarily attributable to $10.3 million more cash invested in short-term and long-term financial instruments, $3.5 million less maturities of our financial instruments, and a $0.5 million change in restricted cash. The increases in cash used from investing activities were offset by a decrease in capital expenditures of $1.7 million and $1.2 million of proceeds from the sale of property and equipment.

2012 compared to 2011

Net cash provided by (used in) investing activities was $6.7 million and $(28.3) million for the years ended December 31, 2012 and 2011, respectively. The increase of $35.0 million in cash provided by investing activities was primarily attributable to $18.1 million less cash invested in short-term and long-term financial instruments, $13.1 million of maturities in some of our financial instruments, and a $5.4 million change in restricted cash. The increases in cash provided from investing activities were offset by an increase in capital expenditures of $0.8 million primarily related to the implementation of a new enterprise resource planning system project and a decrease of $0.8 million from the sale of property and equipment.

Cash Flows from Financing Activities

2013 compared to 2012

Net cash provided by (used in) financing activities was $0.5 million and $(4.1) million for the years ending December 31, 2013 and 2012, respectively. The net cash flows provided by financing activities was primarily due to $4.0 million less cash used to repurchase our common stock, $0.5 million received for the issuance of common stock related to option and warrant exercises, and $0.1 million due to our debt and capital leases being completely paid off in 2012 and early 2013.

2012 compared to 2011

Net cash used in financing activities was $4.1 million and $267,000 for the years ending December 31, 2012 and 2011, respectively. The net cash flows used in financing activities was primarily due to $4.0 million used to repurchase our common stock. This use of cash was offset by decreases in debt and capital lease payments of $165,000 due to our debt and several capital leases reaching the end of their term in 2012.

Liquidity and Capital Resource Requirements

We believe that our existing resources and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations or to support acquisitions in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, if any, the expansion of our sales and marketing and research and development activities, the amount and timing of cash used for stock repurchases, the timing and extent of our expansion into new geographic territories, the timing of new product introductions, and the continuing market acceptance of our products. We may enter into potential material investments in, or acquisitions of, complementary businesses, services, or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

We lease facilities and equipment under fixed non-cancellable operating leases that expire on various dates through 2019. Additionally, in the course of our normal operations, we have entered into cancellable purchase commitments with our suppliers for various key raw materials and component parts. The purchase commitments covered by these arrangements are subject to change based on our sales forecasts for future deliveries.

The following is a summary of our contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
Payments Due During Year Ending December 31,	Operating Leases	Purchase Obligations(1)	Total
2014	$1,639	$2,397	$4,036
2015	1,539	—	1,539
2016	1,575	—	1,575
2017	1,567	—	1,567
2018	1,591		1,591
Thereafter	1,398	—	1,398
	$9,309	$2,397	$11,706

(1)	Purchase obligations are related to open purchase orders for materials and supplies.

This table excludes agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of December 31, 2013, we believe that our exposure related to these guarantees and indemnities as of December 31, 2013 was not material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” included in “Item 8. Financial Statements and Supplementary Data” in this Report regarding the impact of certain recent accounting pronouncements on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Risk

The majority of our revenue contracts have been denominated in United States Dollars. In some circumstances, we have priced certain international sales in Euros. The amount of revenue recognized and denominated in Euros amounted to $39,000, $0.6 million, and $1.4 million in 2013, 2012, and 2011, respectively. We experienced a net foreign currency (loss) gain of approximately $(3,000), $(22,000), and $172,000 related to our revenue contracts for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Interest Rate Risk and Credit Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents, short-term investments, and long-term investments. At December 31, 2013, our short-term investments and long-term investments totaled approximately $19.6 million. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality short-term and long-term debt instruments of the U.S. government and its agencies as well as high-quality corporate issuers. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than 18 months. A hypothetical 1% increase in interest rates would have resulted in an approximately $236,000 decrease in the fair value of our fixed-income debt securities as of December 31, 2013.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Energy Recovery, Inc.

San Leandro, California

We have audited the accompanying consolidated balance sheets of Energy Recovery, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule (“schedule”) listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Energy Recovery, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Energy Recovery, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 11, 2014

ENERGY RECOVERY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share data and par value)
ASSETS
Current assets:
Cash and cash equivalents	$14,371	$16,642
Restricted cash	4,311	5,235
Short-term investments	5,856	9,497
Accounts receivable, net of allowance for doubtful accounts of $241 and $217 at December 31, 2013 and 2012	15,222	13,240
Unbilled receivables, current	5,442	5,020
Inventories	4,955	5,135
Deferred tax assets, net	698	500
Land and building held for sale	—	1,345
Prepaid expenses and other current assets	1,018	4,245
Total current assets	51,873	60,859
Restricted cash, non-current	4,468	4,366
Unbilled receivables, non-current	1,197	868
Long-term investments	13,694	4,773
Property and equipment, net	13,903	15,967
Goodwill	12,790	12,790
Other intangible assets, net	4,008	4,929
Other assets, non-current	2	2
Total assets	$101,935	$104,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,209	$2,154
Accrued expenses and other current liabilities	7,963	8,555
Income taxes payable	22	39
Accrued warranty reserve	709	1,172
Deferred revenue	779	918
Current portion of capital lease obligations	—	18
Total current liabilities	10,682	12,856
Deferred tax liabilities, non-current, net	2,131	1,706
Deferred revenue, non-current	130	411
Other non-current liabilities	2,077	2,200
Total liabilities	15,020	17,173
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 53,136,704 shares issued and 51,354,101 shares outstanding at December 31, 2013 and 52,685,129 shares issued and 50,902,526 shares outstanding at December 31, 2012	53	53
Additional paid-in capital	119,932	117,264
Accumulated other comprehensive loss	(107)	(79)
Treasury stock, at cost, 1,782,603 shares repurchased at December 31, 2013 and 2012	(4,000)	(4,000)
Accumulated deficit	(28,963)	(25,857)
Total stockholders’ equity	86,915	87,381
Total liabilities and stockholders’ equity	$101,935	$104,554

See accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Net revenue	$43,045	$42,632	$28,047
Cost of revenue	17,323	22,419	20,248
Gross profit	25,722	20,213	7,799
Operating expenses:
General and administrative	15,192	15,146	16,745
Sales and marketing	7,952	7,290	7,997
Research and development	4,361	4,774	3,526
Amortization of intangible assets	921	1,042	1,360
Restructuring charges	184	369	3,294
Impairment of intangibles	—	1,020	—
Loss on fair value remeasurement	—	—	171
Proceeds from litigation settlement	—	(775)	—
Total operating expenses	28,610	28,866	33,093
Loss from operations	(2,888)	(8,653)	(25,294)
Other income (expense):
Interest expense	—	(6)	(34)
Other non-operating income (expense), net	109	143	184
Loss before income taxes	(2,779)	(8,516)	(25,144)
Provision for (benefit from) income taxes	327	(262)	1,299
Net loss	$(3,106)	$(8,254)	$(26,443)
Loss per share:
Basic and diluted	$(0.06)	$(0.16)	$(0.50)
Number of shares used in per share calculations:
Basic and diluted	51,066	51,452	52,612

See accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net loss	$(3,106)	$(8,254)	$(26,443)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(12)	(2)	2
Unrealized (loss) gain on investments	(16)	15	(14)
Other comprehensive (loss) income	(28)	13	(12)
Comprehensive loss	$(3,134)	$(8,241)	$(26,455)

See accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012, and 2011

						Notes	Accumulated	Retained
					Additional	Receivable	Other	Earnings	Total
	Common Stock		Treasury Stock		Paid-in	from	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit)	Equity
	(In thousands)
Balance at December 31, 2010	52,596	$53	—	$—	$112,025	$(38)	$(80)	$8,840	$120,800
Net loss	—	—	—	—	—	—	—	(26,443)	(26,443)
Unrealized losses on investment	—	—	—	—	—	—	(14)	—	(14)
Foreign currency translation adjustments	—	—	—	—	—	—	2	—	2
Issuance of common stock	49	—	—	—	49	—	—	—	49
Interest on notes receivable from stockholders	—	—	—	—	—	(1)	—	—	(1)
Repayment of notes receivable from stockholders	—	—	—	—	—	16	—	—	16
Stock option income tax benefit	—	—	—	—	(1)	—	—	—	(1)
Employee share-based compensation	—	—	—	—	2,499	—	—	—	2,499
Non-employee share-based compensation	—	—	—	—	47	—	—	—	47
Balance at December 31, 2011	52,645	$53	—	$—	$114,619	$(23)	$(92)	$(17,603)	$96,954
Net loss	—	—	—	—	—	—	—	(8,254)	(8,254)
Unrealized gains on investment	—	—	—	—	—	—	15	—	15
Foreign currency translation adjustments	—	—	—	—	—	—	(2)	—	(2)
Issuance of common stock	40	—	—	—	30	—	—	—	30
Repurchase of common stock for treasury	—	—	(1,783)	(4,000)	—	—	—	—	(4,000)
Interest on notes receivable from stockholders	—	—	—	—	—	(1)	—	—	(1)
Repayment of notes receivable from stockholders	—	—	—	—	—	24	—	—	24
Employee share-based compensation	—	—	—	—	2,611	—	—	—	2,611
Non-employee share-based compensation	—	—	—	—	4	—	—	—	4
Balance at December 31, 2012	52,685	$53	(1,783)	$(4,000)	$117,264	$—	$(79)	$(25,857)	$87,381
Net loss	—	—	—	—	—	—	—	(3,106)	(3,106)
Unrealized losses on investment	—	—	—	—	—	—	(16)	—	(16)
Foreign currency translation adjustments	—	—	—	—	—	—	(12)	—	(12)
Issuance of common stock	452	—	—	—	504	—	—	—	504
Employee share-based compensation	—	—	—	—	2,162	—	—	—	2,162
Non-employee share-based compensation	—	—	—	—	2	—	—	—	2
Balance at December 31, 2013	53,137	$53	(1,783)	$(4,000)	$119,932	$—	$(107)	$(28,963)	$86,915

See accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash Flows From Operating Activities
Net loss	$(3,106)	$(8,254)	$(26,443)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,797	3,802	4,791
Non-cash restructuring charges	184	314	2,202
Impairment of intangible assets	—	1,020	—
Loss on disposal of fixed assets	71	49	105
Amortization of premiums on investments	409	507	119
Interest accrued on notes receivables from stockholders	—	(1)	(1)
Share-based compensation	2,177	2,615	2,544
Loss (gain) on foreign currency transactions	(27)	(5)	69
Deferred income taxes	227	150	2,836
Excess tax benefit from share-based compensation arrangements	—	—	(1)
Provision for doubtful accounts	69	6	203
Provision for warranty claims	126	601	589
Valuation adjustments for excess or obsolete inventory	297	857	366
Loss on fair value remeasurement	—	—	171
Write-down of inventories	—	—	632
Reversal of accruals related to expired warranties	(340)	—	—
Other non-cash adjustments	(123)	113	18
Changes in operating assets and liabilities:
Accounts receivable	(2,042)	(6,779)	2,942
Unbilled receivables	(751)	(4,830)	1,181
Inventories	(117)	1,832	950
Prepaid and other assets	3,227	692	(483)
Accounts payable	(866)	583	108
Accrued expenses and other liabilities	(686)	2,068	214
Income taxes payable	(18)	19	11
Deferred revenue	(420)	209	(1,379)
Net cash provided by (used in) operating activities	2,088	(4,432)	(8,256)

Cash Flows From Investing Activities
Capital expenditures	(1,132)	(2,810)	(1,966)
Proceeds from sale of capitalized assets	1,163	—	770
Restricted cash	822	1,318	(4,039)
Purchases of marketable securities	(15,278)	(4,961)	(23,037)
Maturities of marketable securities	9,573	13,116	—
Net cash (used in) provided by investing activities	(4,852)	6,663	(28,272)

Cash Flows From Financing Activities
Repayment of long-term debt	—	(85)	(128)
Repayment of capital lease obligation	(18)	(82)	(204)
Net proceeds from issuance of common stock	504	30	49
Repurchase of common stock	—	(4,000)	—
Repayment of notes receivable from stockholders	—	24	16
Net cash provided by (used in) financing activities	486	(4,113)	(267)
Effect of exchange rate differences on cash and cash equivalents	7	17	(36)
Net change in cash and cash equivalents	(2,271)	(1,865)	(36,831)
Cash and cash equivalents, beginning of year	16,642	18,507	55,338
Cash and cash equivalents, end of year	$14,371	$16,642	$18,507
Supplemental disclosure of cash flow information
Cash paid for interest	$1	$6	$34
Cash received for income tax refunds	$3,123	$442	$669
Cash paid for income taxes	$22	$23	$36
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment in trade accounts payable and accrued expenses and other liabilities	$31	$279	$383

See accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

Energy Recovery, Inc. (“the Company”, “Energy Recovery”, “We”, “Our”, or “Us”) designs, develops, and manufactures energy recovery devices that transform untapped energy into reusable energy from industrial fluid flows and pressure cycles. Our products are marketed and sold in fluid flow markets, such as desalination and oil and gas, under the trademarks ERI®, PX®, Pressure Exchanger®, and PX Pressure Exchanger®. Our products are developed and manufactured in the United States of America (“U.S.”) at our headquarters in San Leandro, California. We also have offices in Madrid, Spain; Dubai, United Arab Emirates; and Shanghai, Peoples Republic of China.

The Company was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001. Shares of our common stock began trading publicly in July 2008. As of December 31, 2013, we had two wholly-owned subsidiaries: Energy Recovery Iberia, S.L (incorporated in September 2006) and ERI Energy Recovery Ireland Ltd. (incorporated in April 2010). In December 2011, we merged three wholly-owned subsidiaries – Osmotic Power, Inc., Energy Recovery, Inc. International, and Pump Engineering, Inc. – into our parent company, Energy Recovery, Inc.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

Our Consolidated Financial Statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires our management to make judgments, assumptions, and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying Notes. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition; allowance for doubtful accounts; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill and acquired intangible assets; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies, including contingent consideration. Those estimates could change, and as a result, actual results could differ materially from those estimates.

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

Short-Term and Long-Term Investments

Our short-term and long-term investments consist primarily of investment-grade debt securities, all of which are classified as available-for-sale. Available-for-sale securities are carried at fair value. Amortization or accretion of premium or discount is included in other income (expense) on the Consolidated Statements of Operations. Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive loss within stockholders’ equity on the Consolidated Balance Sheet. Realized gains and losses on the sale of available-for-sale securities are determined by specific identification of the cost basis of each security. Long-term investments generally will mature within three years.

Inventories

Inventories are stated at the lower of cost (using the weighted average cost method) or market. We calculate inventory valuation adjustments for excess and obsolete inventory based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts.

Property and Equipment

Property and equipment is recorded at cost and reduced by accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are three to ten years. A small portion of our manufacturing equipment was acquired under capital lease obligations. These assets are depreciated over periods consistent with depreciation of owned assets of similar types. Certain equipment used in the development and manufacturing of ceramic components is depreciated over estimated useful lives of up to ten years. Leasehold improvements represent remodeling and retrofitting costs for leased office and manufacturing space and are depreciated over the shorter of either the estimated useful lives or the term of the lease. Software purchased for internal use consists primarily of amounts paid for perpetual licenses to third-party software providers and installation costs. Software is depreciated over the estimated useful lives of three to five years. Estimated useful lives are periodically reviewed, and when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. Maintenance and repairs are charged directly to expense as incurred.

We previously owned our manufacturing facility in New Boston, Michigan. As a result of the consolidation of our North American manufacturing operations, amounts related to the building and land were classified as held for sale at December 31, 2011. Accordingly, we impaired the building and land held for sale by $728,000 and ceased depreciation charges in December 2011. We recorded an additional $44,000 and $314,000 of impairment charges during the years ended December 31, 2013 and 2012, respectively, to reduce the carrying value to the estimated fair value. The property was sold in September 2013. Net proceeds from the sale totaled $1.2 million, resulting in a loss on sale of $0.1 million.

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

We evaluate the recoverability of intangible assets by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The evaluation of recoverability involves estimates of future operating cash flows based upon certain forecasted assumptions, including, but not limited to, revenue growth rates, gross profit margins, and operating expenses over the expected remaining useful life of the related asset. A shortfall in these estimated operating cash flows could result in an impairment charge in the future.

When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. Accordingly, with the launch of the Company’s new branding strategy in the fourth quarter of 2012 and the discontinuation of the use of the trademarks “PEI” and “Pump Engineering”, we recorded an impairment charge of $1.0 million in our Consolidated Statements of Operations for the year ended December 31, 2012. No additional impairment of intangibles was recorded in the year ended December 31, 2013. See Note 6 — “Goodwill and Intangible Assets” for further details related to acquired intangible assets.

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

As of December 31, 2013 and 2012, acquired intangibles, including goodwill, relate to the acquisition of Pump Engineering, LLC during the fourth quarter of 2009. See Note 6. — “Goodwill and Intangible Assets” for further discussion of intangible assets.

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

Revenue Recognition

We recognize revenue when the earnings process is complete, as evidenced by a written agreement with the customer, transfer of title, fixed pricing that is determinable, and collection that is reasonably assured. Transfer of title typically occurs upon shipment of the equipment pursuant to a written purchase order or contract. The portion of the sales agreement related to the field services and training for commissioning of our devices in a desalination plant is deferred until we have performed such services. We regularly evaluate our revenue arrangements to identify deliverables and to determine whether these deliverables are separable into multiple units of accounting.

Under our revenue recognition policy, evidence of an arrangement has been met when we have an executed purchase order, sales order, or stand-alone contract. Typically, smaller projects utilize sales or purchase orders that conform to standard terms and conditions.

The specified product performance criteria for our PX device generally pertain to the ability of our product to meet its published performance specifications and warranty provisions, which our products have demonstrated on a consistent basis. This factor, combined with historical performance metrics, provides our management with a reasonable basis to conclude that its PX device will perform satisfactorily upon commissioning of the plant. To ensure this successful product performance, we provide service consisting principally of supervision of customer personnel and training to the customers during the commissioning of the plant. The installation of the PX device is relatively simple, requires no customization, and is performed by the customer under the supervision of our personnel. We defer the value of the service and training component of the contract and recognize such revenue as services are rendered. Based on these factors, our management has concluded that, for sale of PX devices, delivery and performance have been completed upon shipment or delivery when title transfers based on the shipping terms.

We perform an evaluation of credit worthiness on an individual contract basis to assess whether collectability is reasonably assured. As part of this evaluation, our management considers many factors about the individual customer, including the underlying financial strength of the customer and/or partnership consortium and management’s prior history or industry-specific knowledge about the customer and its supplier relationships. For smaller projects, we require the customer to remit payment generally within 30 to 90 days after product delivery. In some cases, if credit worthiness cannot be determined, prepayment or other security is required from smaller customers.

In January 2011, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on revenue arrangements with multiple deliverables. In accordance with the guidance, we establish separate units of accounting for contracts, as our contracts with customers typically include one or both of the following deliverables, and there is no right of return under the terms of the contract.

●	Products
●

Commissioning which includes supervision of the installation, start-up, and training to ensure that the installation performed by the customer, which is relatively simple and straightforward, is completed consistent with the recommendations under the factory warranty.

The commissioning services element of our contracts represent an incidental portion of the total contract price. The allocable consideration for these services relative to that for the underlying products has been well under 1% of any arrangement. Commissioning is often bundled into the large stand-alone contracts, and we frequently sell products without commissioning since our product can be easily installed in a plant without supervision. These facts and circumstances validate that the delivered element has value on a stand-alone basis and should be considered a separate unit of accounting.

Having established separate units of accounting, we then take the next steps to allocate amounts to each unit of accounting. With respect to products, we have established vendor specific objective evidence (“VSOE”) based on the price at which such products are sold separately without commissioning services. With respect to commissioning, we charge out our engineers for field visits to customers based on a stand-alone standard daily field service charge as well as a flat service rate for travel, if applicable. This has been determined to be the VSOE of the service based on stand-alone sales of other comparable professional services at consistent pricing.

The amount allocable to the delivered unit of account (in our case the product) is limited to the amount that is not contingent upon the delivery of additional items or meeting specified performance conditions. We adhere to consistent pricing in both stand-alone sale of products and professional services and the contractual pricing of products and commissioning of services in bundled arrangements.

For large projects, stand-alone contracts are utilized. For these contracts, consistent with industry practice, our customers typically require their suppliers, including Energy Recovery, to accept contractual holdback provisions (also referred to as a retention payment) whereby the final amounts due under the sales contract are remitted over extended periods of time or alternatively, stand-by letters of credit are issued to guarantee performance. These retention payments typically range between 5% and 25%, of the total contract amount and are due and payable when the customer is satisfied that certain specified product performance criteria have been met upon commissioning of the desalination plant, which may be up to 24 months from the date of product delivery as described further below.

Under stand-alone contracts, the usual payment arrangements are summarized as follows:

•

an advance payment due upon execution of the contract, typically 10% to 20% of the total contract amount. This advance payment is accounted for as deferred revenue until shipment or when products are delivered to the customer, depending on the Incoterms and transfer of title;

•

a payment ranging from 50% to 70% of the total contract is typically due upon delivery of the product. This payment is often divided into two parts. The first part, which is due 30 to 60 days following delivery of the product and documentation, is invoiced upon shipment when the product revenue is recognized and results in an open accounts receivable with the customer. The second part is typically due 90 to 120 days following product delivery and documentation. This payment is booked to unbilled receivables upon shipment when the product revenue is recognized, and it is invoiced to the customer upon notification that the equipment has been received or when the time period has expired. We have no performance obligation to complete to be legally entitled to this payment. It is invoiced based on the passage of time.

•

a final retention payment of usually 5% to 25% of the contract amount is due either at the completion of plant commissioning or upon the issuance of a stand-by line of credit, which is typically issued up to 24 months from the delivery date of products and documentation. This payment is recorded to unbilled receivables upon shipment when the product revenue is recognized, and it is invoiced to the customer when it is determined that commissioning is complete or the stand-by line of credit has been issued. This payment is not contingent upon the delivery of commissioning services. The Company had no performance obligation to complete to be legally entitled to this payment. It is invoiced base on the passage of time.

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

During the year ended December 31, 2013, the Company adjusted previously established warranty reserves. The accruals had been made based on historic warranty claim rates during 2010 and 2011, a period that covered the integration of the PEI acquisition and related manufacturing operations into the Company’s existing operation. At December 31, 2013, the Company revised the rates based on warranty claim data during the two-year period after integration, which covered 2012 and 2013. This resulted in a release of accruals related to expired warranties, which increased gross profit and reduced net loss by $0.3 million.

Share-Based Compensation

We measure and recognize share-based compensation expense based on the fair value measurement for all share-based awards made to our employees and directors — including restricted stock units, restricted shares, and employee stock options — over the requisite service period (typically the vesting period of the awards). The fair value of restricted stock units and restricted stock is based on our stock price on the date of grant. The fair value of stock options is calculated on the date of grant using the Black-Scholes option pricing model, which requires a number of complex assumptions including expected life, expected volatility, risk-free interest rate, and dividend yield. The estimation of awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised. See Note 12 — “Share-Based Compensation” for further discussion of share-based compensation.

Foreign Currency

Our reporting currency is the U.S. dollar, while the functional currencies of our foreign subsidiaries are their respective local currencies. The asset and liability accounts of our foreign subsidiaries are translated from their local currencies at the rates in effect on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Gains and losses resulting from the translation of our subsidiary balance sheets are recorded as a component of accumulated other comprehensive loss. Gains and losses from foreign currency transactions are recorded in other income and expense in the Consolidated Statements of Operations.

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

Deferred income taxes are provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining whether and to what extent any valuation allowance is needed on our deferred tax assets. In making such a determination, we consider all available positive and negative evidence including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. As of December 31, 2013, we have a valuation allowance of approximately $13.4 million to reduce our deferred income tax assets to the amount expected to be realized. See Note 10 — “Income Taxes” for further discussion of the tax valuation allowance.

Our operations are subject to income and transaction taxes in the U.S. and in foreign jurisdictions. Significant estimates and judgments are required in determining our worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

Recent Accounting Pronouncements

Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on our Consolidated Financial Statements.

In July 2013, the FASB issued Accounting Standards Update ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendment requires that an unrecognized tax benefit be presented in financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. Adoption of this guidance is not expected to have a significant impact on our financial statements.

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

With the issuance of our quarterly report on Form 10-Q for the period ending March 31, 2013, we adopted the provisions of ASU No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and present significant amounts reclassified by the respective line items of net income, but only if the reclassified amount is required to be reclassified by U.S. GAAP. Amounts not required to be reclassified by U.S. GAAP must be cross-referenced to other disclosures required by U.S. GAAP that provide additional detail about those amounts. This update was effective prospectively for reporting periods after December 15, 2012, with early adoption permitted. Adoption of this guidance required additional disclosure, but did not have a material impact on our financial statements.

In January 2013, we adopted the provisions of ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The update was issued to address implementation issues about the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendment affects entities that have derivatives, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, securities borrowing, and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and liabilities subject to a master netting arrangement or similar agreement are also affected because this amendment makes them no longer subject to the disclosure requirements of ASU No. 2011-11. This amendment is applicable for periods beginning on or after January 1, 2013. As the company does not have offsetting assets and liabilities, the adoption of this guidance did not have a material impact on our financial statements.

In January 2013, we implemented the provisions of ASU No. 2012-02, Intangibles-Goodwill and Other, Testing Indefinite-Lived Assets for Impairment. The standard provides entities an option to perform a qualitative assessment to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes, as a result of its qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, then the quantitative impairment test is required. Otherwise, no further testing is required. This standard was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Adoption of this guidance did not have a material impact on our financial statements.

Note 3 — Loss Per Share

Net losses are divided by the weighted average number of common shares outstanding during the year to calculate basic net loss per common share. Diluted net loss per common share is calculated to provide the impact of stock options and other share-based awards. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net loss	$(3,106)	$(8,254)	$(26,443)

Denominator:
Basic and diluted weighted average common shares outstanding	51,066	51,452	52,612

Basic and diluted net loss per share	$(0.06)	$(0.16)	$(0.50)

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2013	2012	2011
Restricted awards (includes restricted stock and restricted stock units)	—	4	11
Warrants	650	950	970
Stock options	7,111	6,516	4,845

Subsequent Issuance of Common Shares

In January 2014, warrants to purchase 50,000 shares of our common stock were exercised. See Note 11 — “Stockholders’ Equity” for further details regarding this exercise.

Note 4 — Other Financial Information

Restricted Cash

We have pledged cash in connection with stand-by letters of credit, credit cards, and contingent payments resulting from a business acquisition. We have deposited corresponding amounts into money market and non-interest bearing accounts at three financial institutions for these items as follows (in thousands):

	December 31,
	2013	2012
Contingent and other consideration for acquisition	$2,504	$2,504
Collateral for stand-by letters of credit	1,492	2,416
Collateral for credit cards	315	315
Current restricted cash	$4,311	$5,235

Contingent and other consideration for acquisition	$1,000	$1,000
Collateral for stand-by letters of credit	3,468	3,366
Non-current restricted cash	$4,468	$4,366
Total restricted cash	$8,779	$9,601

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31,
	2013	2012
Accounts receivable	$15,463	$13,457
Less: allowance for doubtful accounts	(241)	(217)
	$15,222	$13,240

Unbilled Receivables

We currently have unbilled receivables pertaining to customer contractual holdback provisions, whereby we will invoice the final retention payment(s) due under certain sales contracts in periods ranging from six to 19 months after the product has been shipped to the customer and revenue has been recognized. The customer holdbacks represent amounts intended to provide a form of security for the customer; accordingly, these receivables have not been discounted to present value per FASB ASC 835-30-15-3c.

Unbilled receivables consisted of the following (in thousands):

	December 31,
	2013	2012
Unbilled receivables, current	$5,442	$5,020
Unbilled receivables, non-current	1,197	868
	$6,639	$5,888

Inventories

Our inventories consisted of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$2,431	$3,406
Work in process	1,427	1,489
Finished goods	1,097	240
	$4,955	$5,135

Valuation adjustments for excess and obsolete inventory, reflected as a reduction of inventory at December 31, 2013 and 2012, were $1.7 million and $1.6 million, respectively.

Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2013	2012
Prepaid income taxes and carryback tax refund	$—	$3,221
Interest receivable	163	140
Supplier advances	203	222
Other prepaid expenses and current assets	652	662
	$1,018	$4,245

Property and Equipment

Property and equipment held for use consisted of the following (in thousands):

	December 31,
	2013	2012
Machinery and equipment	$12,076	$11,780
Office equipment, furniture, and fixtures	1,781	1,545
Automobiles	22	22
Software	2,124	507
Leasehold improvements	9,937	9,930
Construction in progress	46	1,489
	25,985	25,273
Less: accumulated depreciation and amortization	(12,082)	(9,306)
	$13,903	$15,967

As a result of the consolidation of our North American manufacturing operations in 2011, amounts related to the building and land were classified as held for sale as of December 31, 2011. Accordingly, we stopped depreciating these assets effective December 2011. We measure long-lived assets held for sale at the lower of carrying amount or estimated fair value. We impaired the building and land held for sale by $44,000, $314,000, and $728,000 for the years ending December 31, 2013, 2012, and 2011, respectively, to reduce the carrying value to estimated fair value. These impairment charges were recorded in our Consolidated Statement of Operations in the caption “Restructuring Charges.” See Note 15 — “Restructuring Activities” for additional details of our North American restructuring.

The building and land, located in Michigan, were listed for sale during 2013 and 2012. The assets were sold in September 2013. Net proceeds from the sale totaled $1.2 million, resulting in a loss on sale of $0.1 million. As the assets were part of the restructuring plan, the loss on sale was reported in the Consolidated Statement of Operations in the caption “Restructuring Charges.”

Depreciation and amortization expense related to all property and equipment, including equipment acquired under capital leases, was approximately $2.9 million, $2.8 million, and $3.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Construction in progress costs at December 31, 2013 related to a quality assurance software system. As of December 31, 2013, the system had not been placed in service and therefore had not been subject to depreciation. All of the costs had been captured as of December 31, 2013, and the system was implemented on January 1, 2014.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Payroll and commissions payable	$4,857	$4,687
Other accrued expenses and current liabilities	1,503	2,362
Contingent consideration and legal expenses, current portion	1,603	1,506
	$7,963	$8,555

 Non-Current Liabilities

Non-current liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Deferred rent expense, non-current	$1,077	$1,200
Contingent consideration, non-current	1,000	1,000
	$2,077	$2,200

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2011	$(92)	$—	$(92)
Net other comprehensive loss (income)	(2)	15	13
Balance, December 31, 2012	(94)	$15	$(79)
Net other comprehensive loss	(12)	(16)	(28)
Balance, December 31, 2013	$(106)	$(1)	$(107)

There have been no reclassifications of amounts out of accumulated other comprehensive loss, as there have been no sales of securities or translation adjustments that impacted other comprehensive loss. The tax impact of the changes in accumulated other comprehensive loss were not material.

Advertising Expense

Advertising expense is charged to operations during the year in which it is incurred. Total advertising expense amounted to $41,000, $16,000, and $32,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 5 — Investments

Our short-term and long-term investments are all classified as available-for-sale. There were no sales of available-for-sale securities during the years ended December 31, 2013 and 2012.

Available-for-sale securities as of the dates indicated consisted of the following (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments
State and local government obligations	$2,113	$3	$—	2,116
Corporate notes and bonds	3,739	2	(1)	3,740
Total short-term investments	$5,852	$5	$(1)	$5,856
Long-term investments
State and local government obligations	$227	$1	$—	$228
Corporate notes and bonds	13,472	11	(17)	13,466
Total long-term investments	$13,699	$12	$(17)	$13,694
Total investments	$19,551	$17	$(18)	$19,550

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments
Certificates of deposit	$250	$—	$—	$250
State and local government obligations	2,444	3	(1)	2,446
Corporate notes and bonds	6,799	3	(1)	6,801
Total short-term investments	$9,493	$6	$(2)	$9,497
Long-term investments
State and local government obligations	$1,381	$6	$(2)	$1,385
Corporate notes and bonds	3,381	13	(6)	3,388
Total long-term investments	$4,762	$19	$(8)	$4,773
Total investments	$14,255	$25	$(10)	$14,270

Gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated, aggregated by investment category and length of time that security has been in a continuous loss position, were as follows (in thousands):

	December 31, 2013
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$4,919	$(17)	$524	$(1)	$5,443	$(18)
Total	$4,919	$(17)	$524	$(1)	$5,443	$(18)

	December 31, 2012
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
State and local government obligations	$1,294	$(2)	$501	$(1)	$1,795	$(3)
Corporate notes and bonds	3,510	(7)	—	—	3,510	(7)
Total	$4,804	$(9)	$501	$(1)	$5,305	$(10)

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of December 31, 2013 are shown below by contractual maturity (in thousands):

	December 31, 2013
	Amortized Cost	Fair Value
Due in one year or less	$500	$500
Due after one year through three years	19,051	19,050
Total investments	$19,551	$19,550

Note 6 — Goodwill and Intangible Assets

Goodwill

Goodwill as of December 31, 2013 was the result of our acquisition of Pump Engineering, LLC in December 2009. We perform an annual impairment test of goodwill during our fourth quarter at the reporting unit level using a fair value approach. No impairment of goodwill has been recorded in the accompanying Financial Statements.

The net carrying amount of goodwill was $12.8 million for the years ended December 31, 2013 and 2012.

Other Intangible Assets

The components of identifiable intangible assets, all of which are finite-lived, as of the date indicated were as follows (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted Average Useful Life	Amortization Method (1)
Developed Technology	$6,100	$(2,491)	$—	$3,609	10	SL
Non-compete agreements	1,310	(1,169)	—	141	4*	SL
Backlog	1,300	(1,300)	—	—	1	SL
Trademarks	1,200	(180)	(1,020)	—	20	SL
Customer relationships	990	(924)	—	66	5	SOYD
Patents	585	(351)	(42)	192	18	SL
	$11,485	$(6,415)	$(1,062)	$4,008	9

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted Average Useful Life	Amortization Method (1)
Developed Technology	$6,100	$(1,881)	$—	$4,219	10	SL
Non-compete agreements	1,310	(1,015)	—	295	4*	SL
Backlog	1,300	(1,300)	—	—	1	SL
Trademarks	1,200	(180)	(1,020)	—	20	SL
Customer relationships	990	(792)	—	198	5	SOYD
Patents	585	(326)	(42)	217	18	SL
	$11,485	$(5,494)	$(1,062)	$4,929	9

(1)	SL means Straight-Line and SOYD means Sum-of-Year’s-Digits

*Average life of two non-compete agreements.

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

Accumulated impairment losses for patents at December 31, 2013 of $42,000 include a $31,000 impairment loss from 2007 and $11,000 from 2010.

No other impairments of intangible assets were identified during the periods presented.

Amortization of intangibles was approximately $0.9 million, $1.0 million, and $1.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Future estimated amortization expense on intangible assets is as follows (in thousands):

December 31,
2014	$842
2015	635
2016	631
2017	631
2018	629
Thereafter	640
$4,008

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued expenses approximate fair value due to the short-term maturity of those instruments. For our investments in available-for-sale securities, if quoted prices in active markets for identical investments are not available to determine fair value (Level 1), then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly (Level 2). The investments included in Level 2 consist primarily of municipal, corporate, and agency obligations. The carrying amount of the contingent consideration arising from our acquisition of Pump Engineering, LLC is measured at fair value on a recurring basis using unobservable inputs in which little or no market activity exists (Level 3). The estimated fair value of the contingent consideration is determined based entirely on management’s assessment of the weighted probability of payment under various scenarios that range from 50% to 100% depending on the nature of the milestone. The valuation of the contingent consideration is subject to uncertainties that are difficult to predict. Factors that may affect our valuation include changes to our expectations with respect to the outcome of these milestones.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$19,550	$—	$19,550	$—

Liabilities:
Contingent consideration	$1,524	$—	$—	$1,524

		Fair Value Measurement at Reporting Date Using
	December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$14,270	$—	$14,270	$—

Liabilities:
Contingent consideration	$1,524	$—	$—	$1,524

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified as Level 3 of the fair value hierarchy as of December 31, 2013:

As of December 31, 2013	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Range
Acquisition related contingent consideration	$1,524	Income approach	Probability of outcome	50	-	100%

A reconciliation of the beginning and ending balances for financial assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012 is as follows (in thousands):

Contingent Consideration
Balance, December 31, 2010	$1,353
Loss due to change in fair value(1)	171
Balance, December 31, 2011	$1,524
Loss due to change in fair value	—
Balance, December 31, 2012	$1,524
Loss due to change in fair value	—
Balance, December 31, 2013	$1,524

(1)	Reported in the Consolidated Statement of Operations under the caption "Loss on fair value remeasurement"

Fair Value of Assets Held for Sale

At December 31, 2012, we had assets held for sale of $1.3 million related to our Michigan manufacturing facility. The assets included a building and land that was classified as held for sale at December 31, 2011 in connection with our restructuring plan to consolidate our North American operations in San Leandro, California. The fair value of these assets was determined based on Level 2 inputs, primarily sales data for similar properties.

Losses recognized in fiscal year 2012 due to fair value remeasurements using Level 2 inputs were $0.3 million. The assets held for sale were sold in September 2013. Net proceeds from the sale totaled $1.2 million, resulting in a loss on sale of $0.1 million. As the assets were part of a restructuring plan, the loss on sale was reported in the Consolidated Statement of Operations as a restructuring charge. Additional charges related to this asset during fiscal year 2013 included an impairment loss of $44,000 prior to the sale.

The fair value of assets held for sale, measured on a nonrecurring basis at December 31, 2012, was as follows (in thousands):

	December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Gains (Losses)
Assets held for sale	$1,345	$—	$1,345	$—	$(1,043)

Note 8 — Long-Term Debt and Capital Leases

Capital Leases

We lease certain equipment under agreements classified as capital leases. The terms of the lease agreements generally extend up to five years. As of December 31, 2013, cost and accumulated depreciation netted to zero. As of December 31, 2012, costs and accumulated depreciation of equipment under capital leases were $179,000 and $79,000, respectively.

As of December 31, 2013, there were no future minimum payments under capital leases as the leases were fully paid in 2013.

Lines of Credit

In June 2012, we entered into a loan agreement (the “2012 Agreement”) with a financial institution. The 2012 Agreement provides for a total available credit line of $16.0 million. Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans. The total stand-by letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. At no time may the aggregate of the revolving loans and stand-by letters of credit exceed the total available credit line of $16.0 million. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate plus 0% or a Eurodollar loan that bears interest equal to the adjusted LIBO rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The 2012 Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement matures in June 2015 and is collateralized by substantially all of our assets. As of December 31, 2013 and 2012, there were no advances drawn under the 2012 Agreement. Stand-by letters of credit collateralized under the 2012 Agreement’s line of credit were $1.3 million and $1.4 million as of December 31, 2013 and 2012, respectively.

We are subject to certain financial and administrative covenants under the 2012 Agreement. As of December 31, 2013, we were in compliance with these covenants.

In 2009, we entered into a loan and security agreement (the “2009 Agreement”) with another financial institution. The 2009 Agreement, as amended, provided a total available credit line of $16.0 million. Under the 2009 Agreement, we were allowed to draw advances of up $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for stand-by letters of credit, provided that the aggregate of the outstanding advances and collateral did not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incurred interest based on a prime rate index or LIBOR plus 1.375%. The 2009 Agreement, as amended, required us to maintain cash collateral balances equal to at least 101% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances. The 2009 Agreement, as amended, expired in May 2012. There were no advances drawn under the 2009 Agreement’s credit line at the time of expiration. Remaining stand-by letters of credit issued under the 2009 Agreement, for which we have restricted cash, totaled $3.6 million and $4.3 million, as of December 31, 2013 and 2012, respectively.

See Note 9 — “Commitments and Contingencies,” for further discussion of restricted cash associated with stand-by letters of credit.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through November 2019. Future minimum lease payments consist of the following (in thousands):

December 31,
2014	1,639
2015	1,539
2016	1,575
2017	1,567
2018	1,591
Thereafter	1,398
$9,309

Total rent and lease expense was $1.5 million, $1.4 million, and $1.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Warranty

Changes in our accrued warranty reserve and the expenses incurred under our warranties were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance, beginning of period	$1,172	$852	$1,028
Warranty costs charged to cost of revenue	126	601	589
Utilization of warranty	(249)	(281)	(765)
Release of accrual related to expired warranties	(340)	—	—
Balance, end of period	$709	$1,172	$852

During the year ended December 31, 2013, the Company adjusted previously established warranty reserves. The accruals had been made based on historic warranty claim rates during 2010 and 2011, a period that covered the integration of the PEI acquisition and related manufacturing operations into the Company’s existing operation. At December 31, 2013, the Company revised the rates based on warranty claim data during the two-year period after integration, which covered 2012 and 2013. This resulted in a release of accruals related to expired warranties, which increased gross profit and reduced net loss by $0.3 million.

Purchase Obligations

We have purchase order arrangements with our vendors for which we have not received the related goods or services as of December 31, 2013. These arrangements are subject to change based on our sales demand forecasts, and we have the right to cancel the arrangements prior to the date of delivery. The majority of these purchase order arrangements were related to various raw materials and components parts. As of December 31, 2013, we had approximately $2.4 million of open cancellable purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2013 and 2012.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts ranging from 5% to 25% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance of our devices. These guarantees are generally stand-by letters of credit that typically remain in place for periods ranging up to 24 months, and in some cases, up to 59 months. The stand-by letters of credit, collateralized by restricted cash, are as follows (in thousands):

	December 31,
	2013	2012
2009 Agreement	$3,609	$4,297
2012 Agreement	1,302	1,428
	$4,911	$5,725

Cash collateral balances generally require a premium equal to approximately 1.0% of the amount of the corresponding stand-by letters of credit. As a result, the balance of restricted cash related to stand-by letters of credit at December 31, 2013 and 2012 totaled $5.0 million and $5.8 million, respectively.

Litigation

We are a defendant in a claim made by a vendor related to a supply agreement. This lawsuit was filed on December 14, 2011, entitled “Morgan Technical Ceramics Auburn, Inc. v. Energy Recovery, Inc.” in the Alameda County Superior Court of California. In 2008, we entered into a supply agreement with the vendor to manage the cost and availability of key raw materials and components. The agreement was amended in 2010. Under the terms of the amended agreement, we committed to future minimum annual purchases of raw materials and components through 2013. If annual purchase commitments were not met, a penalty of approximately 35% of the remaining open annual minimum purchase requirement could be assessed by the vendor. In June 2011, due to ongoing quality issues, we terminated the agreement on the basis of a material breach by the vendor. On February 19, 2014, the court determined that the plaintiffs had indeed provided the Company with defective materials and components, but that such breach did not reach a level of materiality warranting the termination of the supply agreement. The ultimate resolution of this matter, after the damages phase of the litigation, could result in a loss ranging from $0 to $1.0 million in excess of the amount accrued.

We are a defendant in a claim made by the former shareholders of Pump Engineering, LLC. This lawsuit was filed August 8, 2011, entitled “Roy Radakovich, as representative on behalf of former shareholders of Pump Engineering, LLC v. Energy Recovery, Inc.,” in the U.S. District Court for the Eastern District of Michigan (Southern Division). We acquired Pump Engineering, LLC in December 2009. Under the terms of the purchase agreement, $3.5 million of consideration was contingent upon achievement of certain performance milestones. These performance milestones were tied to: (i) achieving certain minimum product energy efficiency metrics ($1.3 million); (ii) meeting certain product delivery time schedules ($1.2 million); and (iii) meeting certain product warranty metrics ($1.0 million). During the fourth quarter of 2010, the first two performance milestones were not met. Accordingly, we withheld payment of $2.5 million under the contractual terms of the purchase agreement. In their lawsuit, the former shareholders of Pump Engineering, LLC seek damages in the amount of $2.5 million and their litigation costs. As a result of this lawsuit, we have restricted cash of $3.5 million, the entire amount of the original contingent consideration.

We filed a motion to dismiss all claims in the complaint in this case on November 7, 2011. The plaintiff filed an opposition brief in December 2011, and we filed a reply brief in January 2012. The matter was argued to the court on January 25, 2012, and on September 30, 2012, the Court dismissed one of the three claims. On September 4, 2013, the parties in the case presented oral arguments on their respective motions for summary judgment. To date, the court has not ruled on the motions. We continue to believe that our decision to withhold the two performance-based milestone payments was justified, and we intend to defend this case vigorously.

In April 2011, the Company filed a lawsuit entitled Energy Recovery Inc. v. Leif J. Hauge; Isobaric Strategies, Inc.; Tristan Nillo; and James Coyle in Alameda County Superior Court alleging, among other things, misappropriation of the Company's trade secrets. On December 5, 2013, a jury determined that the Company had not proven the alleged misappropriation of trade secrets. The defendants have filed a motion for attorney's fees alleging that the Company brought the trade secrets claim against them in bad faith. The Company believes that, while it was unable to prevail on the misappropriation of trade secrets claim at trial, the facts presented at trial were contrary to the defendants' allegations of bad faith. An unfavorable ruling in this matter could result in a loss ranging from $0 to $0.6 million.

We are a defendant in a lawsuit filed by one of our competitors on October 4, 2013, entitled “Fluid Equipment Development Co., LLC, d/b/a/ FEDCO of Michigan v. Energy Recovery, Inc.” in the U.S. District Court for the Eastern District of Michigan (Southern Division). The complaint alleges, among other things, false advertising under federal and Michigan state statutes based on claims made by us related to certain of our products. Plaintiffs seek injunctive relief and as of yet, unspecified damages, attorney’s fees, and litigation costs. We intend to defend this case vigorously, and believe that we have meritorious defenses against the suit, although we cannot guarantee that we will ultimately prevail. Since the litigation is in its early stages, we are unable to estimate the possible loss, if any, that we may incur as a result of this litigation.

Note 10 — Income Taxes

The components of the provision (benefit) for income taxes consist of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current tax provision (benefit):
Federal	$97	$(3)	$(1,584)
State	8	(434)	17
Foreign	(4)	35	30
	$101	$(402)	$(1,537)
Deferred tax provision (benefit):
Federal	217	212	2,431
State	9	(72)	405
	$226	$140	$2,836
Total provision (benefit) for income taxes	$327	$(262)	$1,299

A reconciliation of income taxes computed at the statutory federal income tax rate to the effective tax rate implied by the accompanying Statements of Operations is as follows:

	Years Ended December 31,
	2013	2012	2011
U.S. federal taxes at statutory rate	(34%)	(34%)	(34%)
Non-benefited losses stemming from valuation allowance on current year	32%	32%	26%
Prior year deferred tax benefit valuation allowance	—	—	10%
State income tax, net of federal benefit	1%	(6%)	2%
Federal research credits	(5%)	—	(1%)
Share-based compensation	15%	5%	2%
Other	3%	—	—
Effective tax rate	12%	(3%)	5%

Total deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$7,569	$7,546
Acquired intangibles	1,464	1,401
Accruals and reserves	5,498	5,229
Research and development credit carryforwards	898	572
Charitable contributions	11	7
	15,440	14,755
Valuation Allowance	(13,402)	(12,690)
Net deferred tax assets	$2,038	$2,065

Deferred tax liabilities:
Depreciation on property and equipment	$(1,984)	$(1,972)
Unrecognized gain on translation of foreign currency receivables	(54)	(93)
Goodwill	(1,433)	(1,206)
Total deferred tax liabilities	$(3,471)	$(3,271)

Net deferred tax liabilities	$(1,433)	$(1,206)

As reported on the balance sheet:
Current assets, net	$698	$500
Non-current liabilities, net	(2,131)	(1,706)
Net deferred tax liabilities	$(1,433)	$(1,206)

We had net deferred tax assets of approximately $12.0 million and $11.5 million at December 31, 2013 and 2012, respectively, relating principally to accrued expenses and tax effects of net operating loss and research credit carry-forwards. In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. A significant piece of the negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2013. Such objective evidence limits the ability to consider other subjective evidence, such as our projection for future growth.

On the basis of this evaluation, as of December 31, 2013, a valuation allowance of approximately $13.4 million has been recorded to reduce our deferred income tax assets to the amount that is more likely than not expected to be realized. The valuation allowance represents a provision for uncertainty as to the realization of tax benefits from these deferred income tax assets. We will continue to evaluate the tax benefit uncertainty and will adjust, if warranted, the valuation allowance in future periods to the extent that our deferred income tax assets become more likely than not to be realizable.

At December 31, 2013 and 2012, we had net operating loss carry-forwards of approximately $20.6 million and $20.3 million, respectively, for federal and $10.0 million and $9.8 million, respectively, for California. The net operating loss carry-forwards, if not utilized, will begin to expire in 2032 for both federal and California purposes. Utilization of the net operating loss carry-forwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation will result in the expiration of the net operating loss carry-forwards before utilization. We have estimated the amount which may ultimately be realized and recorded deferred tax assets accordingly.

At December 31, 2013 and 2012, we had credit carry-forwards of approximately $601,000 and $300,000, respectively, for federal and approximately $577,000 and $413,000, respectively, for California. The credit carry-forwards, if not utilized, will begin to expire in 2022 for federal purposes. The California credit carry-forwards do not expire. Utilization of the credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.

Measurement of uncertain tax positions is based on judgment regarding the largest amount that is greater than 50% likely of being realized upon the ultimate settlement with a taxing authority. As of December 31, 2013, we had $96,000 of unrecognized tax benefits, none of which, if recognized, would affect our effective tax rate. The aggregate changes in the balance of the gross unrecognized tax benefit were as follows (in thousands):

	2013	2012
Gross unrecognized tax benefits as of December 31,	$—	$—
Gross increases related to current year tax position	96	—
Gross unrecognized tax benefits as of December 31,	$96	$—

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. There was no accrued interest or penalties associated with any unrecognized tax benefits as of December 31, 2013 and 2012.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. We believe that, as of December 31, 2013, the gross unrecognized tax benefits will not materially change in the next twelve months, that we have adequately provided for any reasonably foreseeable outcome related to any tax audit, and that any settlement will not have a material adverse effect on the consolidated financial position or results of operation; however, there can be no assurances as to the possible outcomes.

Note 11 — Stockholders’ Equity

Preferred Stock

We have the authority to issue 10,000,000 shares of $0.001 par value preferred stock. Our Board of Directors has the authority, without action by our stockholders, to designate and issue shares of preferred stock in one or more series. The Board of Directors is also authorized to designate the rights, preferences, and voting powers of each series of preferred stock, any or all of which may be greater than the rights of the common stock including restrictions of dividends on the common stock, dilution of the voting power of the common stock, reduction of the liquidation rights of the common stock, and delaying or preventing a change in control of the Company without further action by our stockholders. To date, the Board of Directors has not designated any rights, preferences, or powers of any preferred stock, and as of December 31, 2013 and 2012, no shares of preferred stock were issued or outstanding.

Common Stock

We have the authority to issue 200,000,000 shares of $0.001 par value common stock. Subject to the preferred rights of the holders of shares of any class or series of preferred stock as provided by our Board of Directors with respect to any such class or series of preferred stock, the holders of the common stock shall be entitled to receive dividends, as and when declared by the Board of Directors. In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, after the distribution or payment to the holders of shares of any class or series of preferred stock as provided by the Board of Directors with respect to any such class or series of preferred stock, the remaining assets of the Company available for distribution to stockholders shall be distributed among and paid to the holders of common stock ratably in proportion to the number of shares of common stock held by them. As of December 31, 2013, 53,136,704 shares were issued and 51,354,101 shares were outstanding. As of December 31, 2012, 52,685,129 shares were issued and 50,902,526 shares were outstanding.

Stock Repurchase Program

In June 2011, our Board of Directors authorized a stock repurchase program under which up to five million shares of our outstanding common stock could be repurchased through June of 2012 at the discretion of management. A total of 1,782,603 shares at an aggregate cost of $4.0 million were repurchased under this authorization during the year ending December 31, 2012. A stock repurchase program was not in place during 2013; therefore, no shares were repurchased during the year.

In February 2014, our Board of Directors authorized a stock repurchase program under which up to three million shares, not to exceed $6.0 million in aggregate cost, of our outstanding common stock can be repurchased through December 31, 2014 at the discretion of management. No shares were repurchased under this authorization at the time of this filing.

Warrants

Warrants to purchase an aggregate of 650,000 shares of our common stock at an exercise price of $1.00 per share were outstanding as of December 31, 2013. The warrants, issued in 2004 and 2005, are fully exercisable over a 10-year term, expiring in 2014 and 2015.

During the year ended December 31, 2013, warrants to purchase 300,000 shares of common stock were exercised. Warrants to purchase 100,000 were exercised for cash at a price of $1.00 per share. The proceeds received from this exercise totaled $100,000. Warrants to purchase 200,000 shares of common stock were exercised for 180,276 shares in lieu of cash proceeds. The remaining 19,724 warrants were cancelled and considered payment for the exercise. During the year ended December 31, 2012, warrants to purchase 20,000 shares of common stock were exercised for cash at a price of $0.20 per share. The proceeds received from this exercise totaled $4,000. During the year ended December 31, 2011, no warrants were exercised.

A summary of our warrant activity is as follows (in thousands, except exercise prices and contractual life data):

	Years Ended December 31,
	2013	2012	2011
Outstanding, beginning of period	950	970	970
Exercised during the period	(280)	(20)	—
Cancelled during the period	(20)	—	—
Outstanding, end of period	650	950	970
Weighted average exercise price of warrants outstanding at end of period	$1.00	$0.90	$0.88
Weighted average remaining contractual life, in years, of warrants outstanding at end of period	1.0	1.9	2.8

In January 2014, warrants to purchase 50,000 shares of common stock were exercised for cash at a price of $1.00 per share. The proceeds received from this exercise totaled $50,000.

Note 12 — Share-Based Compensation

Stock Option Plan

We maintain an equity incentive plan, the Amended and Restated 2008 Equity Incentive Plan (the “Plan”), that permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other share-based awards to employees, officers, directors, and consultants. We have granted stock options, restricted stock units, and restricted stock under this plan. Share-based awards granted under this plan generally vest over four years and expire no more than ten years after the date of grant. Under the Plan, our Board of Directors is authorized to reserve for issuance up to 10,000,000 shares of common stock, all of which had been reserved as of December 31, 2013. The Plan supersedes all previously issued stock option plans and is currently the only available plan from which options may be granted. Shares available for grant under the Plan were 2,984,986 and 3,933,524 at December 31, 2013 and 2012, respectively.

Stock Option Activity

The following table summarizes the stock option activity under the Plan and all previous plans:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (2)
Balance December 31, 2010	4,065,305	$5.95	7.2	$947,000
Granted	1,610,794	$3.02	—	—
Exercised	(40,000)	$1.21	—	—
Forfeited	(790,687)	$5.46	—	—
Balance December 31, 2011	4,845,412	$5.10	7.6	$177,000
Granted	2,147,662	$2.51	—	—
Exercised	(14,000)	$1.83	—	—
Forfeited	(462,992)	$5.07	—	—
Balance December 31, 2012	6,516,082	$4.25	7.5	$2,994,000
Granted	1,074,252	$4.06	—	—
Exercised	(168,215)	$2.40	—	—
Forfeited	(311,497)	$4.00	—	—
Balance December 31, 2013	7,110,622	$4.28	6.7	$13,017,000
Vested and exercisable as of December 31, 2013	4,739,379	$4.75	5.8	$7,747,000
Vested and exercisable as of December 31, 2013 and expected to vest thereafter(1)	6,844,870	$4.31	6.6	$12,438,000

(1) Options that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of ASC 718, “Compensation — Stock Compensation.”

(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of December 31, 2013 of $5.55 per share

The weighted average fair value per share of options granted to employees for the years ended December 31, 2013, 2012, and 2011 was $2.08, $1.19, and $1.41, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2013, 2012, and 2011, was $464,000, $12,000, and $59,000, respectively. As of December 31, 2013, total unrecognized compensation cost related to non-vested options was $3.4 million, which is expected to be recognized as expense over a weighted average period of approximately 2.3 years.

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

The following table summarizes the restricted stock activity under the Plan:

	Shares	Weighted Average Grant-Date Fair Value
		(Per share)
Outstanding at December 31, 2010	49,253	$5.56
Awarded	—	$—
Vested	(31,084)	$4.64
Forfeited	(7,084)	$7.13
Outstanding at December 31, 2011	11,085	$7.13
Awarded	—	$—
Vested	(6,000)	$7.13
Forfeited	(1,584)	$7.13
Outstanding at December 31, 2012	3,501	$7.13
Awarded	—	$—
Vested	(3,084)	$7.13
Forfeited	(417)	$7.13
Outstanding at December 31, 2013	—	$—

As of December 31, 2013, there was no unrecognized compensation cost related to non-vested restricted stock.

Stock Based Compensation — Fair Value

We applied ASC 718, “Compensation — Stock Compensation,” during the years ended December 31, 2013, 2012, and 2011 and recognized related compensation expense of $2.2 million, $2.6 million, and $2.5 million, respectively, related to stock options and restricted stock units.

The fair value of restricted stock units granted to employees is based on our common stock price on the date of grant. The fair value of stock options granted to employees is based on the Black-Scholes option pricing model. To determine the inputs for the Black-Scholes option pricing model, we are required to develop several assumptions, which are highly subjective. We determine these assumptions as follows:

Expected Term: Prior to October 1, 2013, the expected term was based on the option vesting term and contractual terms, blending the Company’s historical data with disclosure information from similar publicly-traded companies to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. On October 1, 2013, we began using only our own historical data to determine the expected term of options based on historical exercise data. As there was no historical exercise data for non-employee directors, the Company determined the expected term based on the simplified method allowed by the SEC.

Expected Volatility: Prior to October 1, 2013, the expected volatility was determined using a blend of the historical volatility of our stock since becoming a public entity in 2008 and the volatility of a representative industry peer group. On October 1, 2013, we determined expected volatility based on our own historical data and the corresponding expected term that was determined using the Company’s historical exercise data.

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

Share-Based Compensation — Employee Stock Options and Restricted Stock Awards

The estimated grant date fair values of stock options granted to employees were calculated using the Black-Scholes option pricing model based on the following assumptions:

	Years Ended December 31,
	2013			2012			2011
Weighted average expected life (years)	5.2			4.5			4
Weighted average expected volatility		59%			59%			62%
Risk-free interest rate	0.84%	-	1.42%	0.42%	-	1.01%	0.33%	-	1.54%
Weighted average dividend yield		0%			0%			0%

Share-based compensation expense related to the fair value measurement of awards granted to employees was allocated as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of revenue	$74	$101	$149
General and administrative	1,480	1,850	1,593
Sales and marketing	424	522	591
Research and development	197	139	164
Total employee share-based compensation expense	$2,175	$2,612	$2,497

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

The fair value of stock options issued to consultants was calculated using the Black-Scholes option pricing model based on the following assumptions:

	Years Ended December 31,
	2013			2012			2011
Expected life (in years)	0.25			0.4	-	6	1	-	7
Weighted average expected volatility	69%			59%			63%
Risk-free interest rate	0.07	-	0.11%	0.11	-	1.33%	0.12	-	2.96%
Weighted average dividend yield	0%			0%			0%

Share-based compensation expense related to awards granted to non-employees was allocated as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
General and administrative	$2	$4	$47
Total non-employee share-based compensation expense	$2	$4	$47

Note 13 — Business Segment and Geographic Information

We manufacture and sell high-efficiency energy recovery devices, high-pressure pumps, and related services and operate under one reporting segment. Our chief operating decision-maker is the chief executive officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Accordingly, we have concluded that we have one reportable segment.

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

	Years Ended December 31,
	2013	2012	2011
Domestic revenue	$5,437	$3,546	$2,798
International revenue	37,608	39,086	25,249
Total revenue	$43,045	$42,632	$28,047

Revenue by country:
Saudi Arabia	17%	2%	5%
United States	13	8	10
Oman	11	3	3
Israel	*	25	1
Australia	*	11	2
India	6	*	18
Others(1)	53	51	61
Total	100%	100%	100%

(1) Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our net revenue during any of the periods presented.

All of our long-lived assets were located in the United States at December 31, 2013 and 2012.

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

Customers accounting for 10% or more of our combined accounts receivable and unbilled receivables were as follows:

	December 31,
	2013	2012
Customer A	19%	*
Customer B	17%	*
Customer C	16%	*
Customer D	14%	*
Customer E	*	26%
Customer F	*	13%

*     Less than 10% or 0.

No other customer accounted for more than 10% of our combined accounts receivable and unbilled receivables during any of these periods.

Revenue from customers representing 10% or more of net revenue varies from period to period. Customers representing 10% or more of net revenue for the periods indicated were:

	December 31,
	2013	2012	2011
Customer B	15%	*	*
Customer E	*	16%	*
Customer D	*	*	14%

*     Less than 10%.

No other customer accounted for more than 10% of our net revenue during any of these periods.

Note 15 — Restructuring Activities

Consolidation of North American Operations

In 2011, we completed a restructuring plan to consolidate our North American production activities and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California. The consolidation was expected to reduce costs, improve efficiencies, and enhance research and development activities. For the year ended December 31, 2011, we recorded total pre-tax charges of $3.1 million related to this plan. The consolidation of these operations was substantially completed as of December 31, 2011.

In 2012, we recorded additional restructuring charges related to this plan of $369,000. With the exception of potential further impairment adjustments for assets held for sale, we did not anticipate further costs related to this restructuring activity.

In 2013, we impaired the building and land held for sale by $44,000 to reduce the carrying value to estimated fair value. The building and land were sold in September 2013. Net proceeds from the sale totaled $1.2 million, resulting in a loss on sale of $0.1 million. As the assets were part of the restructuring plan, the loss on sale was reported in the Consolidated Statement of Operations in the caption “Restructuring Charges.” We do not anticipate further costs related to this restructuring activity.

The major components of the restructuring charges relating to the consolidation of our North American operations were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
One-time termination benefits and other personnel costs	$—	$21	$583
Losses on disposals/sale and impairment of assets held for sale	184	314	2,188
Other exit costs	—	34	332
	$184	$369	$3,103

Liabilities associated with the North American operations restructuring plan were zero at December 31, 2013 and 2012.

Restructuring of Spanish Subsidiary

During the fourth quarter of 2011, we initiated a restructuring plan to reduce operating costs related to our sales branch office in Spain. For the year ended December 31, 2011, we recorded total pre-tax charges of $191,000 related to this plan. The consolidation of these operations was completed during the first quarter of 2012. For the years ended December 31, 2013 and 2012, there were no additional charges recorded related to this plan.

Liabilities associated with the restructuring of our branch office in Spain were zero at December 31, 2013 and 2012.

Note 16 — Subsequent Events

See Note 11 — “Stockholders’ Equity” for discussion of warrants exercised during the first quarter of 2014.

In February 2014, our Board of Directors authorized a stock repurchase program under which up to three million shares, not to exceed $6.0 million in aggregate cost, of our outstanding common stock can be repurchased through December 31, 2014 at the discretion of management. No shares were repurchased under this authorization at the time of this filing.

Note 17 — Supplementary Data — Quarterly Financial Data (unaudited)

The following table presents certain unaudited consolidated quarterly financial information for each of the eight fiscal quarters in the period ended December 31, 2013. This quarterly information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for these quarterly periods are not necessarily indicative of the operating results for a full year or any future period.

QUARTERLY FINANCIAL DATA (unaudited)

	Three Months Ended,
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
	(In thousands, except per share amounts)
Quarterly Results of Operations(1)
Net revenue	$23,235	$4,868	$8,569	$6,373
Cost of revenue	8,708	1,966	3,293	3,356
Gross profit	14,527	2,902	5,276	3,017
Operating expenses:
General administrative	4,071	3,625	3,326	4,170
Sales and marketing	2,345	1,737	1,859	2,011
Research and development	1,115	1,027	1,137	1,082
Amortization of intangible assets	230	230	231	230
Restructuring charges	—	140	44	—
Income (loss) from operations	$6,766	$(3,857)	$(1,321)	$(4,476)
Net income (loss)	$6,727	$(3,866)	$(1,457)	$(4,510)
Earnings (loss) per share:
Basic	$0.13	$(0.08)	$(0.03)	$(0.09)
Diluted	$0.13	$(0.08)	$(0.03)	$(0.09)

	Three Months Ended,
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
	(In thousands, except per share amounts)
Quarterly Results of Operations (1)
Net revenue	$15,082	$10,498	$12,296	$4,756
Cost of revenue	8,583	4,696	5,636	3,504
Gross profit	6,499	5,802	6,660	1,252
Operating expenses:
General administrative	4,247	3,825	3,606	3,468
Sales and marketing	2,176	1,860	1,772	1,482
Research and development	1,719	1,495	866	694
Amortization of intangible assets	257	262	261	262
Restructuring charges	92	167	79	31
Impairment loss on intangible assets	1,020	—	—	—
Proceeds from litigation settlement	(775)	—	—	—
(Loss) income from operations	$(2,237)	$(1,807)	$76	$(4,685)
Net (loss) income	$(2,184)	$(1,826)	$439	$(4,683)
(Loss) earnings per share:
Basic	$(0.04)	$(0.04)	$0.01	$(0.09)
Diluted	$(0.04)	$(0.04)	$0.01	$(0.09)

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

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Accounting Firm

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on the assessment using those criteria, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Energy Recovery, Inc.

San Leandro, California

We have audited Energy Recovery, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Energy Recovery, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, which is included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Energy Recovery, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Energy Recovery, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 11, 2014

Changes in Internal Control Over Financial Reporting

We implemented a new enterprise resource planning (“ERP”) system effective July 1, 2013. We believe that the new ERP system will simplify and strengthen our internal control over financial reporting.

With the exception of our new ERP system, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held on June 20, 2014, which will be filed by the Company with the SEC (the “Proxy Statement”).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are included as part of this Annual Report on Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Changes in Estimates Charged to Costs and Expenses(1)	Deductions(2)	Balance at End of Period
	(In thousands)
Year Ended December 31, 2011
Allowance for doubtful accounts	$44	$323	$(119)	$—	$248
Year Ended December 31, 2012
Allowance for doubtful accounts	$248	$285	$(279)	$(37)	$217
Year Ended December 31, 2013
Allowance for doubtful accounts	$217	$346	$(277)	$(45)	$241

(1) Collections of previously reserved accounts

(2) Uncollectible accounts written off, net of recoveries

All other schedules have been omitted because the information required to be presented in them is not applicable or is shown in the Consolidated Financial Statements or related Notes.

(3) Exhibit Index

See Exhibit Index immediately following the Signature page for a list of Exhibits filed or incorporated by reference as a part of this Report.

(b) Exhibit.

See Exhibits listed under Item 15(a)(3).

(c) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements, the Notes thereto, or in the Exhibits listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Leandro, State of California, on the 11th day of March 2014.

ENERGY RECOVERY, INC.

By:	/s/ THOMAS S. ROONEY, JR.
Thomas S. Rooney, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS S. ROONEY, JR.	President and Chief Executive Officer	March 11, 2014
Thomas S. Rooney, Jr.	(Principal Executive Officer) and Director

/s/ ALEXANDER J. BUEHLER	Chief Financial Officer	March 11, 2014
Alexander J. Buehler	(Principal Financial and Accounting Officer)

/s/ HANS PETER MICHELET	Director and Chairman of the Board	March 11, 2014
Hans Peter Michelet

/s/ PAUL M. COOK	Director	March 11, 2014
Paul M. Cook

/s/ ARVE HANSTVEIT	Director	March 11, 2014
Arve Hanstveit

/s/ FRED OLAV JOHANNESSEN	Director	March 11, 2014
Fred Olav Johannessen

/s/ ROBERT MAO	Director	March 11, 2014
Robert Mao

/s/ MARIE-ELISABETH PATÉ-CORNELL	Director	March 11, 2014
Marie-Elisabeth Paté-Cornell

/s/ DOMINIQUE TREMPONT	Director	March 11, 2014
Dominique Trempont

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger dated as of December 2, 2009, by and among the Company, CFE Acquisition Corporation, Pump Engineering, LLC, Roy Radakovich and U.S. Bank, National Association.	8-K	001-34112	2.1	12/8/2009

3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 7, 2008.	10-K	001-34112	3.1	3/27/2009

3.2	Amended and Restated Bylaws, effective as of July 8, 2008.	10-K	001-34112	3.2	3/27/2009

10.1*	Form of Indemnification Agreement between the Company and its directors and officers.	S-1/A	333-150007	10.1	5/12/2008

10.2*	2001 Stock Option Plan of the Company and form of Stock Option Agreement thereunder.	S-1	333-150007	10.2	4/1/2008

10.3*	2002 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.	S-1	333-150007	10.3	4/1/2008

10.4*	2004 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.	S-1	333-150007	10.4	4/1/2008

10.5*	2006 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.	S-1	333-150007	10.5	4/1/2008

10.6*	Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.	S-1	333-150007	10.5.1	4/1/2008

10.7*	Second Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.	S-1	333-150007	10.5.2	4/1/2008

10.8*	2008 Equity Incentive Plan of the Company and form of Stock Option Agreement thereunder.	S-1/A	333-150007	10.6	5/12/2008

10.9*	Amendment to 2008 Equity Incentive Plan of the Company.	S-1/A	333-150007	10.6.1	6/27/2008

10.10*	Energy Recovery Inc. Amended and Restated 2008 Equity Incentive Plan	DEF14A	001-34112	Appendix A	4/27/2012

10.11	Modified Industrial Gross Lease Agreement dated November 25, 2008, between the Company and Doolittle Williams, LLC.	10-K	001-34112	10.17	3/27/2009

10.12	First Amendment to Modified Industrial Gross Lease dated May 28, 2009, between the Company and Doolittle Williams, LLC.	10-Q	001-34112	10.17.1	8/7/2009

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.13	Second Amendment to Modified Industrial Gross Lease dated June 26, 2009, between the Company and Doolittle Williams, LLC.	10-Q	001-34112	10.17.2	8/7/2009

10.14	Third Amendment to Modified Industrial Gross Lease dated November 10, 2010 between the Company and Doolittle Williams, LLC	10-K	001-34112	10.14	03/12/2013

10.15	Pledge and Security Agreement dated February 17, 2009, between the Company and Comerica Bank	10-Q	001-34112	10.20	5/8/2009

10.16*	Employment Agreement dated August 1, 2007, between the Company and Borja Sanchez-Blanco.	10-Q	001-34112	10.22	5/7/2010

10.17*	Wage Structure Change Agreement dated December 30, 2009, between the Company and Borja Sanchez-Blanco.	10-Q	001-34112	10.22.1	5/7/2010

10.18*	Offer Letter dated February 14, 2011, to Thomas Rooney.	8-K	001-34112	99.2	2/15/2011

10.19*	Offer Letter dated April 13, 2011, to Alexander Buehler.	10-Q	001-34112	10.41	5/6/2011

10.20	Control Agreement dated July 7, 2011, between the Company, Citibank, N.A., Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC.	10-Q	001-34112	10.43	8/8/2011

10.21*	Energy Recovery, Inc. Change in Control Severance Plan. dated March 5, 2012	8-K	001-34112	10.1	3/9/2012

10.22*	Energy Recovery, Inc. Annual Incentive Plan dated January 1, 2013	8-K	001-34112	10.1	4/8/2013

10.23	Loan Agreement dated June 5, 2012 between Company and HSBC Bank, USA, National Association	8-K	001-34112	10.1	6/11/2012

14.1	Code of Ethics of Energy Recovery, Inc. Additional Conduct and Ethics Policies for the Chief Executive Officer and Senior Financial Officers.	10-K	001-34112	14.1	3/27/2009

21.1	List of subsidiaries of the Company.					X

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement.