Form 10-Q
period 2014-03-31
Energy Recovery, Inc.
filed 2014-05-08
CIK 1421517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of May 2, 2014, there were 51,509,218 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value)

(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$11,437	$14,371
Restricted cash	5,157	4,311
Short-term investments	8,017	5,856
Accounts receivable, net of allowance for doubtful accounts of $263 and $241 at March 31, 2014 and December 31, 2013, respectively	17,202	15,222
Unbilled receivables	746	5,442
Inventories	8,276	4,955
Deferred tax assets, net	698	698
Prepaid expenses and other current assets	2,131	1,018
Total current assets	53,664	51,873
Restricted cash, non-current	3,210	4,468
Unbilled receivables, non-current	1,197	1,197
Long-term investments	8,810	13,694
Property and equipment, net of accumulated depreciation of $12,850 and $12,082 at March 31, 2014 and December 31, 2013, respectively	13,161	13,903
Goodwill	12,790	12,790
Other intangible assets, net	3,792	4,008
Other assets, non-current	2	2
Total assets	$96,626	$101,935
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,639	$1,209
Accrued expenses and other current liabilities	5,362	7,963
Income taxes payable	28	22
Accrued warranty reserve	705	709
Deferred revenue	830	779
Total current liabilities	8,564	10,682
Deferred tax liabilities, non-current, net	2,186	2,131
Deferred revenue, non-current	94	130
Other non-current liabilities	1,951	2,077
Total liabilities	12,795	15,020
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 53,395,001 and 51,497,098 shares issued and outstanding at March 31, 2014, respectively; and 53,136,704 and 51,354,101 shares issued and outstanding at December 31, 2013, respectively	53	53
Additional paid-in capital	121,119	119,932
Accumulated other comprehensive loss	(62)	(107)
Treasury stock, at cost, 1,897,903 and 1,782,603 shares repurchased at March 31, 2014 and December 31, 2013, respectively	(4,633)	(4,000)
Accumulated deficit	(32,646)	(28,963)
Total stockholders’ equity	83,831	86,915
Total liabilities and stockholders’ equity	$96,626	$101,935

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenue	$3,897	$6,373
Cost of revenue	1,652	3,356
Gross profit	2,245	3,017
Operating expenses:
General and administrative	2,039	4,170
Sales and marketing	2,495	2,011
Research and development	1,234	1,082
Amortization of intangible assets	215	230
Total operating expenses	5,983	7,493
Loss from operations	(3,738)	(4,476)
Other non-operating income, net of expenses	121	27
Loss before income taxes	(3,617)	(4,449)
Provision for income taxes	66	61
Net loss	$(3,683)	$(4,510)

Basic and diluted net loss per share	$(0.07)	$(0.09)

Shares used in basic and diluted per share calculation	51,446	50,982

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(3,683)	$(4,510)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	43	5
Unrealized gain (loss) on investments	2	(11)
Other comprehensive income (loss)	45	(6)
Comprehensive loss	$(3,638)	$(4,516)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(3,683)	$(4,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	983	911
Loss on disposal of fixed assets	—	13
Amortization of premiums/discounts on investments	125	89
Share-based compensation	581	689
Loss on foreign currency transactions	10	10
Deferred income taxes	56	56
Provision for doubtful accounts	72	40
Provision for warranty claims	3	97
Valuation adjustments for excess or obsolete inventory	40	(20)
Other non-cash adjustments	(125)	(29)
Changes in operating assets and liabilities:
Accounts receivable	(2,052)	1,426
Unbilled receivables	4,696	2,232
Inventories	(3,361)	(1,480)
Prepaid and other assets	(1,112)	(121)
Accounts payable	448	(117)
Accrued expenses and other liabilities	(2,638)	(2,810)
Income taxes payable	7	4
Deferred revenue	15	(334)
Net cash used in operating activities	(5,935)	(3,854)
Cash Flows From Investing Activities
Capital expenditures	(38)	(384)
Purchase of marketable securities	—	(3,464)
Maturities of marketable securities	2,600	4,250
Restricted cash	412	59
Net cash provided by investing activities	2,974	461
Cash Flows From Financing Activities
Repayment of capital lease obligation	—	(14)
Net proceeds from issuance of common stock	604	200
Repurchase of common stock for treasury	(633)	—
Net cash provided by (used in) financing activities	(29)	186
Effect of exchange rate differences on cash and cash equivalents	56	(12)
Net change in cash and cash equivalents	(2,934)	(3,219)
Cash and cash equivalents, beginning of period	14,371	16,642
Cash and cash equivalents, end of period	$11,437	$13,423

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “we”, “our”, or “us”) designs, develops, manufactures, and sells energy recovery devices that transform untapped energy into reusable energy from industrial fluid flows and pressure cycles. Our products are marketed and sold in fluid flow markets, such as desalination and oil and gas, under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, IsoBoost™, IsoGen™, and IsoPro™. Our products are developed and manufactured in the United States of America (“U.S.”) at our headquarters in San Leandro, California. We also have sales offices in Madrid, Spain; Dubai, United Arab Emirates; and Shanghai, Peoples Republic of China.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires our management to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our more significant estimates and judgments that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition; allowance for doubtful accounts; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill, long-lived assets, and acquired intangible assets; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies, including contingent consideration. Actual results could differ materially from those estimates.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The December 31, 2013 condensed consolidated balance sheet was derived from audited financial statements, and may not include all disclosures required by U.S. GAAP; however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 11, 2014.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Change in Method of Accounting for Inventory Valuation

Prior to January 1, 2014, inventories were stated at the lower of cost (using the weighted average cost method) or market. Effective January 1, 2014, with the final implementation of our new enterprise resource planning (“ERP”) system, we changed our method of accounting for inventories to the first-in, first-out (“FIFO”) method. We believe that the change is preferable, as the FIFO method better reflects the current value of inventories and provides more accurate matching of manufacturing costs and revenues. Due to the limited capabilities of our former ERP system, we determined that it was impracticable to retrospectively apply the FIFO costing method to prior periods. As such, prior period consolidated financial statements have not been retroactively adjusted. The cumulative effect of this change was not material.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that have an impact on our consolidated financial statements.

Note 2 — Goodwill and Other Intangible Assets

Goodwill as of March 31, 2014 and December 31, 2013 of $12.8 million was the result of our acquisition of Pump Engineering, LLC in December 2009. During the three months ended March 31, 2014, there were no changes in the recognized amount of goodwill.

The components of identifiable other intangible assets, all of which are finite-lived, as of the dates indicated were as follows (in thousands):

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(2,644)	$—	$3,456
Non-compete agreements	1,310	(1,207)	—	103
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(942)	—	48
Patents	585	(358)	(42)	185
Total	$11,485	$(6,631)	$(1,062)	$3,792

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(2,491)	$—	$3,609
Non-compete agreements	1,310	(1,169)	—	141
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(924)	—	66
Patents	585	(351)	(42)	192
Total	$11,485	$(6,415)	$(1,062)	$4,008

Accumulated impairment losses at March 31, 2014 include a $1.0 million impairment loss from 2012 for trademarks, a $31,000 loss for patents from 2007, and an $11,000 loss for patents from 2010.

Note 3 — Loss per Share

Basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period. Potential dilutive securities are excluded from the calculation of loss per share, as their inclusion would be anti-dilutive.

The following table shows the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(3,683)	$(4,510)
Denominator:
Basic and diluted weighted average common shares outstanding	51,446	50,982

Basic and diluted net loss per share	$(0.07)	$(0.09)

The following potential common shares were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive (in thousands):

	Three months Ended March 31,
	2014	2013
Stock options	7,297	7,349
Warrants	600	900
Restricted awards*	—	2

                                       *     Includes restricted stock and restricted stock units.

Note 4 — Other Financial Information

Restricted Cash

We have pledged cash in connection with contingent payments resulting from a business acquisition, stand-by letters of credit, and credit cards. We have deposited corresponding amounts into money market and non-interest bearing accounts at two financial institutions for these items as follows (in thousands):

	March 31, 2014	December 31, 2013
Contingent and other consideration for acquisition	$2,504	$2,504
Collateral for stand-by letters of credit	2,338	1,492
Collateral for credit cards	315	315
Current restricted cash	$5,157	$4,311

Contingent and other consideration for acquisition	$1,000	$1,000
Collateral for stand-by letters of credit	2,210	3,468
Non-current restricted cash	$3,210	$4,468
Total restricted cash	$8,367	$8,779

Inventories

Our inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$3,244	$2,431
Work in process	2,205	1,427
Finished goods	2,827	1,097
Inventories	$8,276	$4,955

Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Interest receivable	$245	$163
Supplier advances	490	203
Other prepaid expenses and current assets	1,396	652
	$2,131	$1,018

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Payroll and commissions payable	$2,483	$4,857
Contingent consideration (current portion) and legal expenses	1,448	1,603
Other accrued expenses and current liabilities	1,431	1,503
Accrued expenses and other current liabilities	$5,362	$7,963

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component for the quarter ended March 31, 2014 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(106)	$(1)	$(107)
Net other comprehensive income	43	2	45
Balance, March 31, 2014	$(63)	$1	$(62)

There were no reclassifications of amounts out of accumulated other comprehensive loss, as there have been no sales of securities or translation adjustments that impacted other comprehensive income during the quarter. The tax impact of the changes in accumulated other comprehensive loss were not material.

Note 5 — Investments

Our short-term and long-term investments are all classified as available-for-sale. There were no sales of available-for-sale securities during the quarter ended March 31, 2014.

Available-for-sale securities as of the dates indicated consisted of the following (in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments:
State and local government obligations	$1,831	$3	$—	$1,834
Corporate notes and bonds	6,178	6	(1)	6,183
Total short-term investments	$8,009	$9	$(1)	$8,017

Long-term investments:
Corporate notes and bonds	$8,817	$7	$(14)	$8,810
Total long-term investments	$8,817	$7	$(14)	$8,810
Total available-for-sale securities	$16,826	$16	$(15)	$16,827

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments:
State and local government obligations	2,113	3	—	2,116
Corporate notes and bonds	3,739	2	(1)	3,740
Total short-term investments	$5,852	$5	$(1)	$5,856

Long-term investments:
State and local government obligations	227	1	—	228
Corporate notes and bonds	13,472	11	(17)	13,466
Total long-term investments	$13,699	$12	$(17)	$13,694
Total available-for-sale securities	$19,551	$17	$(18)	$19,550

Gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated, aggregated by investment category and length of time that the security has been in a continuous loss position, were as follows (in thousands):

	March 31, 2014
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$3,699	$(9)	$1,037	$(6)	$4,736	$(15)
Total	$3,699	$(9)	$1,037	$(6)	$4,736	$(15)

	December 31, 2013
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$4,919	$(17)	$524	$(1)	$5,443	$(18)
Total	$4,919	$(17)	$524	$(1)	$5,443	$(18)

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of March 31, 2014 are shown below by contractual maturity (in thousands):

	March 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through three years	16,826	16,827
Total available-for-sale securities	$16,826	$16,827

Note 6 — Long-Term Debt and Capital Leases

Lines of Credit

In June 2012, we entered into a loan agreement (the “2012 Agreement”) with a financial institution. The 2012 Agreement provides for a total available credit line of $16.0 million. Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans. The total stand-by letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. At no time may the aggregate of the revolving loans and stand-by letters of credit exceed the total available credit line of $16.0 million. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate plus 0% or a Eurodollar loan that bears interest equal to the adjusted LIBO rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The 2012 Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement matures in June 2015 and is collateralized by substantially all of our assets. As of March 31, 2014 and December 31, 2013, there were no advances drawn under the 2012 Agreement. Stand-by letters of credit collateralized under the 2012 Agreement totaled $1.3 million as of March 31, 2014 and December 31, 2013. Total cash restricted related to these stand-by letters of credit totaled $1.3 million as of March 31, 2014 and December 31, 2013.

We are subject to certain financial and administrative covenants under the 2012 Agreement. As of March 31, 2014, we were in compliance with these covenants.

In 2009, we entered into a loan and security agreement (the “2009 Agreement”) with another financial institution. The 2009 Agreement, as amended, provided a total available credit line of $16.0 million. Under the 2009 Agreement, we were allowed to draw advances of up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for stand-by letters of credit, provided that the aggregate of the outstanding advances and collateral did not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incurred interest based on a prime rate index or LIBOR plus 1.375%. The 2009 Agreement, as amended, also required us to maintain cash collateral balances equal to at least 101% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances. The amended 2009 Agreement expired on May 30, 2012. There were no advances drawn under the 2009 Agreement’s credit line at the time it expired. Remaining stand-by letters of credit issued under the 2009 Agreement totaled $3.2 million and $3.6 million as of March 31, 2014 and December 31, 2013, respectively. Total cash restricted related to these stand-by letters of credit totaled $3.2 million and $3.7 million as of March 31, 2014 and December 31, 2013, respectively.

Note 7 — Equity

Stock Repurchase Program

In February 2014, our Board of Directors authorized a stock repurchase program under which up to three million shares, not to exceed $6.0 million in aggregate cost, of our outstanding common stock could be repurchased through December 31, 2014 at the discretion of management, subject to normal black-out periods when repurchases cannot occur. We account for treasury stock using the cost method. Cost includes fees charged in connection with acquiring the treasury stock. In March 2014, 115,300 shares at an aggregate cost of $633,000 were repurchased under this authorization.

Share-Based Compensation Expense

For the three months ended March 31, 2014 and 2013, we recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$22	$21
General and administrative	329	507
Sales and marketing	153	115
Research and development	77	46
Total share-based compensation expense	$581	$689

As of March 31, 2014, total unrecognized compensation cost related to non-vested share-based awards, net of estimated forfeitures, was $4.6 million, which is expected to be recognized as expense over a weighted average period of approximately 2.9 years.

In March 2014, we granted 957,000 stock options to certain officers and other employees. The options vest over a four-year period, have an exercise price of $6.00 per share, and expire 10 years from the grant date.

Also, in March 2014, we granted 10,000 stock options to an employee. The options vest over a four-year period, have an exercise price of $5.32 per share, and expire 10 years from the grant date.

In April 2014, we granted 440,000 stock options to our President and Chief Executive Officer in lieu of his participation in the 2014 cash incentive plan. The options vest over a four year period, have an exercise price of $4.96 per share, and expire 10 years from the grant date.

Note 8 — Income Taxes

The effective tax rate for the three months ended March 31, 2014 and 2013 was (1.8%) and (1.4%), respectively. As of December 31, 2013, a valuation allowance of approximately $13.4 million was established to reduce our deferred income tax assets to the amount expected to be realized. As such, no tax benefit related to our pre-tax loss was recognized for the three months ended March 31, 2014, as there was no change in our assessment of the amount of deferred income tax assets expected to be realized.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through November 2019. Future minimum lease payments consist of the following (in thousands):

March 31, 2014
2014 (remaining nine months)	$1,244
2015	1,539
2016	1,575
2017	1,567
2018	1,591
Thereafter	1,398
Total future minimum lease payments	$8,914

Product Warranty

The following table summarizes the activity related to the product warranty liability during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$709	$1,172
Warranty costs charged to cost of revenue	3	97
Utilization of warranty	(7)	(13)
Balance, end of period	$705	$1,256

Purchase Obligations

We enter into purchase order arrangements with our vendors. As of March 31, 2014, there were open purchase orders for which we had not yet received the related goods or services. These arrangements are subject to change based on our sales demand forecasts, and we have the right to cancel the arrangements prior to the date of delivery. As of March 31, 2014, we had approximately $3.2 million of cancellable open purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2014 and December 31, 2013.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts ranging from 10% to 30% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance. These guarantees, generally in the form of stand-by letters of credit or bank guarantees secured by stand-by letters of credit, typically remain in place for periods ranging up to 24 months and in some cases up to 59 months, and relate to the underlying product warranty period. The stand-by letters of credit are collateralized by restricted cash and our credit facility. Of the $4.5 million in outstanding stand-by letters of credit at March 31, 2014, $3.2 million was issued under the 2009 Agreement and $1.3 million was issued under the 2012 Agreement. The stand-by letters of credit outstanding at March 31, 2014 were collateralized by restricted cash of $4.5 million.

Litigation

Note 9 – Commitments and Contingencies, under the caption “Litigation” of our Annual Report on Form 10-K filed with the SEC on March 11, 2014, provides information on certain litigation in which we are involved. Unfavorable rulings, judgments, or settlement terms regarding these litigation matters could have a material adverse impact on our business, financial condition, results of operations, and cash flows. Although none of the litigation matters can be quantified with absolute certainty, we have established accruals covering exposure and relating to contingencies to the extent that they are reasonably estimable and probable based on available facts.

On March 28, 2014, in the matter entitled “Roy Radakovich, as representative on behalf of former shareholders of Pump Engineering, LLC v. Energy Recovery, Inc.,” in the U.S. District Court for the Eastern District of Michigan (Southern Division), the Court granted summary judgment in favor of the Company on Claim I of the complaint (achieving certain minimum product energy efficiency metrics ($1.3 million)), but denied summary judgment on Claim II of the complaint (meeting certain product delivery time schedules ($1.2 million)). Trial on Claim II is scheduled for June 10, 2014. The Company made a small change in its accrued liability related to this matter to reflect this ruling.

Defendants in Energy Recovery Inc., v. Leif J. Hauge; Isobaric Strategies, Inc.; Tristan Nillo; and James Coyle filed a motion for attorneys' fees alleging that the Company had brought the trade secrets claim against defendants in bad faith. On April 1, 2014, the Court denied the defendants' motion for attorneys' fees, finding that the Company had not brought the trade secrets claim against the defendants in bad faith. The Company had no liability accrued for this matter; therefore, there was no effect on the condensed consolidated income statement and balance sheets.

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

	Three Months Ended March 31,
	2014	2013
Domestic revenue	$349	$1,295
International revenue	3,548	5,078
Total revenue	$3,897	$6,373

Revenue by country:
Israel	13%	1%
United States	9	20
India	6	14
Indonesia	*	14
Others **	72	51
Total	100%	100%

*	Less than 1%.
**	Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our net revenue during the periods presented.

All of our long-lived assets were located in the United States at March 31, 2014 and December 31, 2013.

Note 11 — Concentrations

Customers accounting for 10% or more of our accounts receivable and unbilled receivables were as follows:

	March 31, 2014	December 31, 2013
Customer A	21%	19%
Customer B	18%	16%
Customer C	17%	17%
Customer D	16%	14%

Revenue from customers representing 10% or more of net revenue varies from period to period. For the periods indicated, customers representing 10% or more of net revenue were:

	Three Months Ended March 31,
	2014	2013
Customer E	16%	*
Customer F	10%	*
Customer G	*	13%

*     Less than 10%.

Note 12 — Fair Value Measurements

The authoritative guidance for measuring fair value provides a hierarchy that prioritizes the inputs to valuation techniques used in measuring fair value as follows:

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

The fair value of financial assets and liabilities measured on a recurring basis for the indicated periods was as follows (in thousands):

	March 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term available-for-sale securities	$8,017	$—	$8,017	$—
Long-term available-for-sale securities	8,810	—	8,810	—
Total assets	$16,827	$—	$16,827	$—
Liabilities:
Contingent consideration*	$1,535	$—	$—	$1,535
Total liabilities	$1,535	$—	$—	$1,535

	December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term available-for-sale securities	$5,856	$—	$5,856	$—
Long-term available-for-sale securities	13,694	—	13,694	—
Total assets	$19,550	$—	$19,550	$—
Liabilities:
Contingent consideration*	$1,524	$—	$—	$1,524
Total liabilities	$1,524	$—	$—	$1,524

*Included in Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities.

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified as Level 3 of the fair value hierarchy as of March 31, 2014:

As of March 31, 2014	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Range
Acquisition-related contingent consideration	$1,535	Income approach	Probability of outcome	50	–	100%

The reconciliation of the beginning and ending balances for assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2014 was as follows (in thousands):

Contingent Consideration
Balance, December 31, 2013	$1,524
Loss due to change in value	11
Balance, March 31, 2014	$1,535

Note 13 — Subsequent Events

See Note 7 – “Equity”, for discussion of options granted in April 2014.

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

•	our anticipation of increased shipments in the second quarter;

•	our expectation to resume stock repurchases;

•	our expectation that our expenses for research and development and sales and marketing will continue to increase as a result of the diversification into markets outside of desalination;

•	our expectation that sales outside of the United States will remain a significant portion of our net revenue;

•

our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated liquidity needs for the foreseeable future, with the exception of a decision to enter into an acquisition that could require us to seek additional equity or debt financing; and

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

Our energy recovery devices are primarily used in seawater reverse osmosis desalination. In 2011, 2012, and 2013, we invested significant research and development costs to expand into other pressurized fluid flow industries such as oil and gas.

Our revenue is principally derived from the sale of our energy recovery devices. We also derive revenue from the sale of our high-pressure and circulation pumps which we manufacture and sell in connection with our energy recovery devices for use in desalination plants. Additionally, we receive incidental revenue from the sale of spare parts and services, including start-up and commissioning services that we provide to our customers. The first revenue from shipments of energy recovery devices for oil and gas customers was recognized in the first quarter of 2014 pertaining to an operating lease with a customer in Saudi Arabia.

A significant portion of our net revenue typically has been generated from sales to a limited number of large engineering, procurement, and construction, or EPC, firms that are involved with the design and construction of large desalination plants. Sales to these firms often involve a long sales cycle that can range from 6 to 16 months, and in some cases, up to 24 months. A single large desalination project can generate an order for numerous energy recovery devices and generally represents a significant revenue opportunity. We also sell our devices to many small- to medium-sized original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer energy recovery devices per plant, and have shorter sales cycles. In the oil and gas market, we have installed devices as part of pilot projects.

We often experience substantial fluctuations in net revenue from quarter to quarter and from year to year due to the fact that a single order for our energy recovery devices by a large EPC firm for a particular plant may represent significant revenue. In addition, historically our EPC customers tend to order a significant amount of equipment for delivery in the fourth quarter, and as a consequence, a significant portion of our annual sales typically occurs during that quarter. During the fourth quarter of 2013, five large mega-project shipments contributed to a significant increase in net revenue, making it the strongest revenue quarter in the Company’s history. Normal seasonality trends generally show our lowest revenue in the first quarter of the year, with the first quarter of 2014 following that trend.

A limited number of our customers account for a substantial portion of our net revenue and accounts receivable. Revenue from customers representing 10% or more of net revenue varies from period to period. For the three months ended March 31, 2014, two customers accounted for 16% and 10%, respectively, of our net revenue. For the three months ended March 31, 2013, one customer accounted for approximately 13% of our net revenue. No other customer accounted for more than 10% of our net revenue during any of these periods.

During the three months ended March 31, 2014 and 2013, most of our net revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our net revenue for the next few years.

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

First Quarter of 2014 Compared to First Quarter of 2013

Results of Operations

The following table sets forth certain data from our operating results as a percentage of net revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2014		2013		Change Increase / (Decrease)
Results of Operations:*
Net revenue	$3,897	100%	$6,373	100%	$(2,476)	(39%)
Cost of revenue	1,652	42%	3,356	53%	(1,704)	(51%)
Gross profit	2,245	58%	3,017	47%	(772)	(26%)
Operating expenses:
General and administrative	2,039	52%	4,170	65%	(2,131)	(51%)
Sales and marketing	2,495	64%	2,011	32%	484	24%
Research and development	1,234	32%	1,082	17%	152	14%
Amortization of intangible assets	215	6%	230	4%	(15)	(7%)
Total operating expenses	5,983	154%	7,493	118%	(1,510)	(20%)
Loss from operations	(3,738)	(96%)	(4,476)	(70%)	738	16%
Other non-operating income , net of expenses	121	3%	27	(0%)	94	348%
Loss before income taxes	(3,617)	(93%)	(4,449)	(70%)	832	19%
Provision for income taxes	66	2%	61	1%	5	8%
Net loss	$(3,683)	(95%)	$(4,510)	(71%)	$827	18%

*     Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue decreased by $2.5 million, or 39%, to $3.9 million for the three months ended March 31, 2014 from $6.4 million for the three months ended March 31, 2013. The decrease was primarily due to lower OEM shipments of $3.1 million, as neither the first quarter of 2014 nor the first quarter of 2013 included any mega-project shipments. The decrease in OEM shipments was offset by higher aftermarket shipments of $0.5 million and the first recorded revenue attributable to oil & gas shipments of $0.1 million.

Although we operate under one segment, we categorize revenue based on the type of energy recovery device and its related products and services. The following table reflects revenue by product category and as a percentage of total net revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2014		2013
PX devices and related products and services	$2,386	61%	$3,938	62%
Turbochargers, pumps, and related products and services	1,374	35%	2,435	38%
Oil and gas product lease and related services	137	4%	—	—
Net revenue	$3,897	100%	$6,373	100%

During the three months ended March 31, 2014 and 2013, a significant portion of our net revenue was attributable to sales outside of the United States. Revenue attributable to domestic and international sales as a percentage of net revenue was as follows:

	Three Months Ended March 31,
	2014	2013
Domestic revenue	9%	20%
International revenue	91%	80%
Net revenue	100%	100%

Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. For the three months ended March 31, 2014, gross profit as a percentage of net revenue was 58%. For the three months ended March 31, 2013, gross profit as a percentage of net revenue was 47%.

The increase in gross profit as a percentage of net revenue for the three months ended March 31, 2014 as compared to the same period of last year was primarily due to positive operating leverage achieved through increased production volume along with increased manufacturing yields and efficiencies.

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

Manufacturing average headcount increased to 45 in the first quarter of 2014 from 44 in the first quarter of 2013.

Share-based compensation expense included in cost of revenue was $22,000 and $21,000 for the three months ended March 31, 2014 and 2013, respectively.

General and Administrative Expense

General and administrative expense decreased by $2.1 million, or 51%, to $2.0 million for the three months ended March 31, 2014 from $4.2 million for the three months ended March 31, 2013. As a percentage of net revenue, general and administrative expense decreased to 52% for the three months ended March 31, 2014 from 65% for the three months ended March 31, 2013 primarily due to lower general and administrative expense for the current period.

General and administrative average headcount decreased to 27 in the first quarter of 2014 from 29 in the first quarter of 2013.

Of the $2.1 million decrease in general and administrative expense for the three months ended March 31, 2014 compared to the same quarter of 2013, $850,000 related to the reversal of VAT expensed in 2011 and prior for which we subsequently sought recovery and a conclusion was reached by the Spanish authorities during the first quarter of 2014, $662,000 related to compensation and employee-related benefits primarily associated with employee transition costs, $659,000 related to professional fees and other services, primarily related to legal and IT expenses, and $42,000 related to other administrative costs. These decreases were offset by an increase of $64,000 related to bad debt expense and occupancy costs.

Share-based compensation expense included in general and administrative expense was $329,000 and $507,000 for the three months ended March 31, 2014 and 2013, respectively.

Sales and Marketing Expense

Sales and marketing expense increased by $484,000, or 24%, to $2.5 million for the three months ended March 31, 2014 from $2.0 million for the three months ended March 31, 2013. As a percentage of net revenue, sales and marketing expense increased to 64% for the three months ended March 31, 2014 from 32% for the three months ended March 31, 2013 primarily due to higher sales and marketing expense and lower net revenue in the current period.

Sales and marketing average headcount increased to 30 in the first quarter of 2014 from 26 in the first quarter of 2013.

Of the $484,000 increase in sales and marketing expense for the three months ended March 31, 2014 compared to the same quarter of 2013, $608,000 related to compensation and employee-related benefits partially associated with the increase in headcount and $18,000 related to professional and other services. The increases were offset by decreases of $71,000 related to commissions to sales representatives, $44,000 related to marketing costs; and $26,000 related to occupancy costs.

Share-based compensation expense included in sales and marketing expense was $153,000 and $115,000 for the three months ended March 31, 2014 and 2013, respectively.

As we continue to pursue new addressable markets outside of seawater deslination, we anticipate that our sales and marketing expenses will increase in the future.

Research and Development Expense

Research and development expense increased by $152,000, or 14%, to $1.2 million for the three months ended March 31, 2014 from $1.1 million for the three months ended March 31, 2013. As a percentage of net revenue, research and development expense increased to 32% for the three months ended March 31, 2014 from 17% for the three months ended March 31, 2013 primarily due to higher research and development expense and lower net revenue in the current period.

Average headcount in our research and development department decreased to 16 in the first quarter of 2014 compared to 19 in the first quarter of 2013.

Of the $152,000 increase in research and development expense for the three months ended March 31, 2014 compared to the same quarter of 2013, $147,000 related to costs associated with the Company’s investment in product development for oil and gas applications and $78,000 related to outside consulting and professional fees. The increases were offset by a decrease of $73,000 related to compensation, employee-related benefits, and occupancy cost.

Share-based compensation expense included in research and development expense was $77,000 and $46,000 for the three months ended March 31, 2014 and 2013, respectively.

As we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination, we anticipate that our research and development expenses will increase in the future.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense decreased by $15,000 in the first quarter of 2014 compared to the first quarter of 2013 due to a change in the amortization amount for customer relationships, which applies a variable amortization schedule (in this case, sum-of-the-years-digit).

Non-Operating Income (Expense), Net

Non-operating income (expense), net, increased by $94,000 to income of $121,000 in the three months ended March 31, 2014 from income of $27,000 in the three months ended March 31, 2013. The variance was primarily due to a $125,000 increase related to interest receivable on a VAT tax refund. This increase was offset by higher net foreign currency losses recorded during the first quarter of 2014 compared to the same period last year of $31,000.

Income Taxes

The income tax provision was $66,000 in the three months ended March 31, 2014 compared to $61,000 in the three months ended March 31, 2013. The tax expense for the three months ended March 31, 2014 and March 31, 2013 primarily relate to the tax basis amortization of goodwill and state and other taxes.

Liquidity and Capital Resources

Overview

Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services, and borrowings under our credit facility. From January 1, 2005 through March 31, 2014, we issued common stock for aggregate net proceeds of $85.1 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of March 31, 2014, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $11.4 million that are invested primarily in money market funds; short-term and long-term investments of $16.8 million that are primarily invested in marketable debt securities; and accounts receivable of $17.2 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We currently have unbilled receivables pertaining to customer contractual holdback provisions, whereby we will invoice the final installment due under a sales contract six to 19 months after the product has been shipped to the customer and revenue has been recognized. The customer holdbacks represent amounts intended to provide a form of security to the customer; accordingly, these receivables have not been discounted to present value per FASB ASC 835-30-15-3c. At March 31, 2014 we had $1.9 million of short- and long-term unbilled receivables.

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

During the periods presented, we provided certain customers with stand-by letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements. Some of these stand-by letters of credit were issued under our 2009 Agreement. The stand-by letters of credit generally terminate within 12 to 48 months from issuance. As of March 31, 2014, the amounts outstanding on stand-by letters of credit collateralized under our 2009 Agreement totaled approximately $3.2 million, and restricted cash related to the stand-by letters of credit issued under the 2009 Agreement was approximately $3.2 million. Of this $3.2 million restricted cash, $2.1 million was classified as current and $1.1 million was non-current. The 2009 Agreement expired at the end of May 2012. There were no advances drawn on the line of credit under the 2009 Agreement at the time of its expiration. The restricted cash related to the outstanding stand-by letters of credit under the 2009 Agreement is expected to be released at various dates through 2015.

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

We are subject to certain financial and administrative covenants under the 2012 Agreement. As of March 31, 2014, we were in compliance with these covenants.

The 2012 Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement matures on June 5, 2015 and is collateralized by substantially all of our assets. As of March 31, 2014 there were no advances drawn under the 2012 Agreement’s line of credit. The amounts outstanding on stand-by letters of credit collateralized under the 2012 Agreement totaled approximately $1.3 million, and restricted cash related to the stand-by letters of credit issued under the 2012 Agreement was approximately $1.3 million as of March 31, 2014. Of this $1.3 million of restricted cash, $0.3 million was classified as current and $1.0 million was classified as non-current.

In 2012, our company credit card vendor required us to restrict cash for outstanding credit card balances. Accordingly, we have restricted $315,000 of cash for credit card balances at March 31, 2014, all of which was classified as current.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $(5.9) million and $(3.9) million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, a net loss of $(3.7) million was adjusted to $(1.9) million by non-cash items totaling $1.8 million. For the three months ended March 31, 2013, the net loss of $(4.5) million was adjusted to $(2.6) million by non-cash items totaling $1.9 million. Non-cash adjustments during the three months ended March 31, 2014, primarily include depreciation and amortization of $1.0 million, share-based compensation of $0.6 million, provisions for doubtful accounts, and amortization of premiums/discounts on investments of $0.1 million.

The net cash impact from changes in assets and liabilities was approximately $(4.1) million and $(1.2) million for the three months ended March 31, 2014 and 2013, respectively. Net changes in assets and liabilities during the three months ended March 31, 2014 are primarily attributable to an increase in inventory of $3.5 million as a result of inventory buildup for future shipments, an increase of $1.1 million in prepaid expenses, and a decrease in accrued expenses and other liabilities of $2.6 million as a result of an anticipated VAT refund and the timing of payments to employees, vendors, and other third parties. These changes were offset by a decrease of $2.6 million in accounts receivable and unbilled receivables as a result of the timing of invoices and collections for large projects that were shipped in the fourth quarter of 2013 and a $0.4 million increase in accounts payable.

Cash Flows from Investing Activities

Cash flows provided by investing activities primarily relate to maturities of investments in marketable securities and the release of restricted cash used to collateralize our stand-by letters of credit offset by capital expenditures to support our growth and additional investments in marketable securities.

Net cash provided by investing activities was $3.0 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. Cash flows provided by investing activities for the three months ended March 31, 2014 was primarily due to the maturity of marketable securities of $2.6 million and a decrease of $0.4 million in restricted cash to collateralize stand-by letters of credit.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(29,000) and $186,000 for the three months ended March 31, 2014 and 2013, respectively. Net cash used in financing activities was caused primarily by the use of $633,000 to repurchase common stock for treasury offset by $604,000 received for the issuance of common stock due to option and warrant exercises.

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

Contractual Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through 2019. The total of the future minimum lease payments under these leases as of March 31, 2014 was $8.9 million. For additional information, see Note 9 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements.

In the course of our normal operations, we also enter into purchase commitments with our suppliers for various raw materials and components parts. The purchase commitments covered by these arrangements are subject to change based on sales forecasts for future deliveries. As of March 31, 2014, we had approximately $3.2 million of cancellable open purchase order arrangements related primarily to materials and parts.

We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of March 31, 2014, we believe that our exposure related to these guarantees and indemnities was not material.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in currency exchange rates and interest rates in Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Foreign Currency Risk

The majority of our revenue contracts have been denominated in United States Dollars. In some circumstances, we have priced certain international sales in Euros.

As we expand our international sales, we expect that a portion of our net revenue could continue to be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates. Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the United States Dollar versus the Euro. AED, and CNY. Changes in currency exchange rates could adversely affect our consolidated operating results or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. To decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. We have not hedged our exposure to changes in foreign currency exchange rates because expenses and cash balances in foreign currencies have been insignificant to date and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents, short-term investments, and long-term investments. At March 31, 2014, our short- and long-term investments totaled $16.8 million. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term and long-term debt instruments of the U.S. government and its agencies as well as high-quality corporate issuers. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than eighteen months. A hypothetical 1% increase in interest rates would have resulted in an approximately $170,000 decrease in the fair value of our fixed-income debt securities as of March 31, 2014.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Note 9 – “Commitments and Contingencies”, under the caption “Litigation” of our Annual Report on Form 10-K filed with the SEC on March 11, 2014, provides information on certain litigation in which we are involved.

For an update on the litigation matters previously disclosed in our Form 10-K, see Note 9 – “Commitments and Contingencies”, under the caption “Litigation” of this quarterly report on Form 10-Q.

Item 1A. Risk Factors

There has been no material changes in our risk factors from those disclosed in Part I, Item 1A, in our Annual Report on Form 10-K filed on March 11, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity during the three months ended March 31, 2014:

Period			Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
January 1	–	January 31, 2014	—	—	—	—
February 1	–	February 28, 2014	—	—	—	—
March 1	–	March 31, 2014	115,300	$5.49	115,300	2,884,700
Total			115,300	$5.49	115,300	2,884,700

In February 2014, our Board of Directors authorized a stock repurchase program under which up to three million shares, not to exceed $6.0 million in aggregate cost, of our outstanding common stock could be repurchased through December 31, 2014 at the discretion of management.

Item 6. Exhibits

Exhibit No.	Description
18.1	BDO USA, LLP, Letter re Change in Method of Accounting for Inventory Valuation

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Energy Recovery, Inc.

By:	/s/ THOMAS S. ROONEY, JR.	President and Chief Executive Officer	May 8, 2014
	Thomas S. Rooney, Jr.	(Principal Executive Officer)

	/s/ ALEXANDER J. BUEHLER	Chief Financial Officer	May 8, 2014
	Alexander J. Buehler	(Principal Financial Officer)

Exhibit List

Exhibit No.	Description
18.1	BDO USA, LLP, Letter re Change in Method of Accounting for Inventory Valuation

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document