Form 10-Q
period 2014-09-30
Energy Recovery, Inc.
filed 2014-11-10
CIK 1421517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Yes ☐ No ☑

As of November 4, 2014, there were 51,876,515 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value)

(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$17,423	$14,371
Restricted cash	3,357	4,311
Short-term investments	13,751	5,856
Accounts receivable, net of allowance for doubtful accounts of $259 and $241 at September 30, 2014 and December 31, 2013, respectively	3,997	15,222
Unbilled receivables	941	5,442
Inventories	10,227	4,955
Deferred tax assets, net	698	698
Prepaid expenses and other current assets	2,107	1,018
Total current assets	52,501	51,873
Restricted cash, non-current	2,084	4,468
Unbilled receivables, non-current	—	1,197
Long-term investments	1,381	13,694
Property and equipment, net of accumulated depreciation of $14,457 and $12,082 at September 30, 2014 and December 31, 2013, respectively	13,873	13,903
Goodwill	12,790	12,790
Other intangible assets, net	3,362	4,008
Other assets, non-current	2	2
Total assets	$85,993	$101,935
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,253	$1,209
Accrued expenses and other current liabilities	5,357	7,963
Income taxes payable	15	22
Accrued warranty reserve	689	709
Deferred revenue	1,099	779
Total current liabilities	8,413	10,682
Deferred tax liabilities, non-current, net	2,300	2,131
Deferred revenue, non-current	13	130
Other non-current liabilities	898	2,077
Total liabilities	11,624	15,020
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 53,916,801 and 51,766,598 shares issued and outstanding at September 30, 2014, respectively; and 53,136,704 and 51,354,101 shares issued and outstanding at December 31, 2013, respectively	54	53
Additional paid-in capital	122,738	119,932
Accumulated other comprehensive loss	(27)	(107)
Treasury stock, at cost, 2,150,203 and 1,782,603 shares repurchased at September 30, 2014 and December 31, 2013, respectively	(5,633)	(4,000)
Accumulated deficit	(42,763)	(28,963)
Total stockholders’ equity	74,369	86,915
Total liabilities and stockholders’ equity	$85,993	$101,935

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$5,342	$4,868	$15,646	$19,810
Cost of revenue	3,007	1,966	7,991	8,615
Gross profit	2,335	2,902	7,655	11,195
Operating expenses:
General and administrative	3,078	3,625	8,112	11,121
Sales and marketing	2,351	1,737	7,548	5,607
Research and development	2,131	1,027	5,089	3,246
Amortization of intangible assets	216	230	646	691
Restructuring charges	—	140	—	184
Total operating expenses	7,776	6,759	21,395	20,849
Loss from operations	(5,441)	(3,857)	(13,740)	(9,654)
Other non-operating income, net of expenses	(2)	27	127	79
Loss before income taxes	(5,443)	(3,830)	(13,613)	(9,575)
Provision for income taxes	63	36	187	258
Net loss	$(5,506)	$(3,866)	$(13,800)	$(9,833)

Basic and diluted net loss per share	$(0.11)	$(0.08)	$(0.27)	$(0.19)

Shares used in basic and diluted per share calculation	51,861	51,052	51,626	51,020

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(5,506)	$(3,866)	$(13,800)	$(9,833)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22	(10)	68	(8)
Unrealized (loss) gain on investments	(6)	15	12	(20)
Other comprehensive income (loss)	16	5	80	(28)
Comprehensive loss	$(5,490)	$(3,861)	$(13,720)	$(9,861)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(13,800)	$(9,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,025	2,801
Loss on disposal of fixed assets	—	19
Non-cash restructuring charges	—	184
Amortization of premiums/discounts on investments	348	279
Share-based compensation	1,628	1,717
(Gain) loss on foreign currency transactions	(10)	(5)
Deferred income taxes	169	167
Provision for doubtful accounts	293	248
Provision for warranty claims	87	177
Valuation adjustments for excess or obsolete inventory	212	81
Other non-cash adjustments	(179)	(88)
Changes in operating assets and liabilities:
Accounts receivable	10,935	6,869
Unbilled receivables	5,698	4,848
Inventories	(5,484)	(3,906)
Prepaid and other assets	(1,045)	2,933
Accounts payable	64	(718)
Accrued expenses and other liabilities	(2,256)	(2,635)
Change in fair value of contingent consideration (Note 4 & Note12)	(1,524)	—
Income taxes payable	(7)	(17)
Deferred revenue	203	(387)
Net cash (used in) provided by operating activities	(1,643)	2,734
Cash Flows From Investing Activities
Capital expenditures	(2,301)	(1,077)
Proceeds from sale of assets held for sale	—	1,161
Purchase of marketable securities	(273)	(13,104)
Maturities of marketable securities	4,355	8,000
Release of restricted cash	3,338	1,068
Net cash provided by (used in) investing activities	5,119	(3,952)
Cash Flows From Financing Activities
Repayment of capital lease obligation	—	(18)
Net proceeds from issuance of common stock	1,165	425
Repurchase of common stock for treasury	(1,633)	—
Net cash (used in) provided by financing activities	(468)	407
Effect of exchange rate differences on cash and cash equivalents	44	(16)
Net change in cash and cash equivalents	3,052	(827)
Cash and cash equivalents, beginning of period	14,371	16,642
Cash and cash equivalents, end of period	$17,423	$15,815

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

Note 2 — Goodwill and Other Intangible Assets

Goodwill as of September 30, 2014 and December 31, 2013 of $12.8 million was the result of our acquisition of Pump Engineering, LLC in December 2009. During the three and nine months ended September 30, 2014, there were no changes in the recognized amount of goodwill.

The components of identifiable other intangible assets, all of which are finite-lived, as of the dates indicated were as follows (in thousands):

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(2,948)	$—	$3,152
Non-compete agreements	1,310	(1,285)	—	25
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(978)	—	12
Patents	585	(370)	(42)	173
Total	$11,485	$(7,061)	$(1,062)	$3,362

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(2,491)	$—	$3,609
Non-compete agreements	1,310	(1,169)	—	141
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(924)	—	66
Patents	585	(351)	(42)	192
Total	$11,485	$(6,415)	$(1,062)	$4,008

Accumulated impairment losses at September 30, 2014 include a $1.0 million impairment loss from 2012 for trademarks, a $31,000 loss for patents from 2007, and an $11,000 loss for patents from 2010.

Note 3 — Loss per Share

Basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period. Potential dilutive securities are excluded from the calculation of loss per share, as their inclusion would be anti-dilutive.

The following table shows the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(5,506)	$(3,866)	$(13,800)	$(9,833)
Denominator:
Basic and diluted weighted average common shares outstanding	51,861	51,052	51,626	51,020

Basic and diluted net loss per share	$(0.11)	$(0.08)	$(0.27)	$(0.19)

The following potential common shares were not considered in the computation of diluted loss per share because their effect would have been anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2014	2013
Stock options	6,481	7,303
Warrants	200	900

Note 4 — Other Financial Information

Restricted Cash

We have pledged cash in connection with stand-by letters of credit and credit cards. We have deposited corresponding amounts into money market and non-interest bearing accounts at three financial institutions for these items as follows (in thousands):

	September 30, 2014	December 31, 2013
Contingent and other consideration for acquisition	$—	$2,504
Collateral for stand-by letters of credit	3,042	1,492
Collateral for credit cards	315	315
Current restricted cash	$3,357	$4,311

Contingent and other consideration for acquisition	$—	$1,000
Collateral for stand-by letters of credit	2,084	3,468
Non-current restricted cash	$2,084	$4,468
Total restricted cash	$5,441	$8,779

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

In August 2011, the former shareholders of Pump Engineering, LLC filed a claim against us seeking damages in the amount of $2.5 million and their litigation costs. As a result, we restricted cash of $3.5 million, the entire amount of the original contingent consideration in an escrow account. On August 8, 2014, we entered into a settlement agreement (the “Agreement”) in this matter. Under the Agreement, we received $2.125 million from the established escrow account, and the plaintiffs received $1.375 million from the said escrow account with neither party admitting to any liability or responsibility. The $3.5 million of restricted cash related to the amount held in escrow was released.

Inventories

Our inventories consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$3,327	$2,431
Work in process	2,365	1,427
Finished goods	4,535	1,097
Inventories	$10,227	$4,955

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Interest receivable	$107	$163
Supplier advances	743	203
Other prepaid expenses and current assets	1,257	652
Prepaid expenses and other current assets	$2,107	$1,018

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Payroll and commissions payable	$2,827	$4,857
Contingent consideration (current portion) and legal expenses	1,256	1,603
Other accrued expenses and current liabilities	1,274	1,503
Accrued expenses and other current liabilities	$5,357	$7,963

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2014 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(106)	$(1)	$(107)
Net other comprehensive income	68	12	80
Balance, September 30, 2014	$(38)	$11	$(27)

There were no reclassifications of amounts out of accumulated other comprehensive loss, as there have been no sales of securities or translation adjustments that impacted other comprehensive income during the quarter. The tax impact of the changes in accumulated other comprehensive loss was not material.

Note 5 — Investments

Our short-term and long-term investments are all classified as available-for-sale. There were no sales of available-for-sale securities during the three and nine months ended September 30, 2014.

Available-for-sale securities as of the dates indicated consisted of the following (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments:
State and local government obligations	$677	$—	$—	$677
Corporate notes and bonds	13,059	16	(1)	13,074
Total short-term investments	$13,736	$16	$(1)	$13,751

Long-term investments:
Corporate notes and bonds	$1,384	$1	$(4)	$1,381
Total long-term investments	$1,384	$1	$(4)	$1,381
Total available-for-sale securities	$15,120	$17	$(5)	$15,132

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments:
State and local government obligations	2,113	3	—	2,116
Corporate notes and bonds	3,739	2	(1)	3,740
Total short-term investments	$5,852	$5	$(1)	$5,856

Long-term investments:
State and local government obligations	227	1	—	228
Corporate notes and bonds	13,472	11	(17)	13,466
Total long-term investments	$13,699	$12	$(17)	$13,694
Total available-for-sale securities	$19,551	$17	$(18)	$19,550

Gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated, aggregated by investment category and length of time that the security has been in a continuous loss position, were as follows (in thousands):

	September 30, 2014
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$3,129	$(5)	$—	$—	$3,129	$(5)
Total	$3,129	$(5)	$—	$—	$3,129	$(5)

	December 31, 2013
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$4,919	$(17)	$524	$(1)	$5,443	$(18)
Total	$4,919	$(17)	$524	$(1)	$5,443	$(18)

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of September 30, 2014 are shown below by contractual maturity (in thousands):

	September 30,2014
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through three years	15,120	15,132
Total available-for-sale securities	$15,120	$15,132

Note 6 — Lines of Credit

Lines of Credit

In June 2012, we entered into a loan agreement (the “2012 Agreement”) with a financial institution. The 2012 Agreement provides for a total available credit line of $16.0 million. Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans. The total stand-by letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. At no time may the aggregate of the revolving loans and stand-by letters of credit exceed the total available credit line of $16.0 million. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate plus 0% or a Eurodollar loan that bears interest equal to the adjusted LIBOR plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The 2012 Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement matures in June 2015 and is collateralized by substantially all of our assets. As of September 30, 2014 and December 31, 2013, there were no advances drawn under the 2012 Agreement. Stand-by letters of credit collateralized under the 2012 Agreement totaled $2.7 million and $1.3 million as of September 30, 2014 and December 31, 2013, respectively. Total cash restricted related to these stand-by letters of credit totaled $2.7 million and $1.3 million as of September 30, 2014 and December 31, 2013, respectively.

We are subject to certain financial and administrative covenants under the 2012 Agreement. As of September 30, 2014, we were in compliance with these covenants.

In 2009, we entered into a loan and security agreement (the “2009 Agreement”) with another financial institution. The 2009 Agreement, as amended, provided a total available credit line of $16.0 million. Under the 2009 Agreement, we were allowed to draw advances of up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for stand-by letters of credit, provided that the aggregate of the outstanding advances and collateral did not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incurred interest based on a prime rate index or LIBOR plus 1.375%. The 2009 Agreement, as amended, also required us to maintain cash collateral balances equal to at least 101% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances. The 2009 Agreement expired at the end of May 2012, at which time we became required to maintain a cash collateral balance equal to at least 105% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit. There were no advances drawn under the 2009 Agreement’s credit line at the time it expired. Remaining stand-by letters of credit issued under the 2009 Agreement totaled $2.3 million and $3.6 million as of September 30, 2014 and December 31, 2013, respectively. Total cash restricted related to these stand-by letters of credit totaled $2.4 million and $3.7 million as of September 30, 2014 and December 31, 2013, respectively.

Note 7 — Equity

Stock Repurchase Program

In February 2014, our Board of Directors authorized a stock repurchase program under which up to three million shares, not to exceed $6.0 million in aggregate cost, of our outstanding common stock could be repurchased through December 31, 2014 at the discretion of management. We account for treasury stock using the cost method. Cost includes fees charged in connection with acquiring the treasury stock. During the three months ended September 30, 2014, 252,300 shares at an aggregate cost of $1.0 million were repurchased under this authorization. During the nine months ended September 30, 2014, 367,600 shares at an aggregate cost of $1.6 million were repurchased under this authorization.

In October 2014, an additional 329,253 shares at an aggregate cost of $1.2 million were repurchased under this authorization.

Share-Based Compensation Expense

For the three and nine months ended September 30, 2014 and 2013, we recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$27	$18	$75	$57
General and administrative	222	339	916	1,153
Sales and marketing	80	123	388	358
Research and development	84	50	249	149
Total share-based compensation expense	$413	$530	$1,628	$1,717

As of September 30, 2014, total unrecognized compensation cost related to non-vested share-based awards, net of estimated forfeitures, was $3.9 million, which is expected to be recognized as expense over a weighted average period of approximately 2.98 years.

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

In July 2014, we granted 100,000 stock options to our new Chief Financial Officer as part of his promotion. The options vest over a four-year period, have an exercise price of $4.91 per share, and expire 10 years from the grant date.

On October 1, 2014, we granted 100,000 and 180,000 stock options to our new Chief Financial Officer as the second part of his promotion and to certain other employees, respectively. The options vest over a four-year period, have an exercise price of $3.31 per share, and expire 10 years from the grant date.

On October 15, 2014, we granted 75,000 stock options to our new Chief Sales Officer as part of his offer letter of employment. The options vest over a four-year period, have an exercise price of $3.80 per share, and expire 10 years from the grant date.

Warrants

On July 29, 2014, warrants to purchase 400,000 shares of common stock were exercised for 311,111 shares in lieu of cash proceeds. The remaining 88,889 warrants were cancelled and considered payment for the exercise.

Note 8 — Income Taxes

The effective tax rate for the nine months ended September 30, 2014 and 2013 was (1.4%) and (2.7%), respectively. As of December 31, 2013, a valuation allowance of approximately $13.4 million was established to reduce our deferred income tax assets to the amount expected to be realized. As such, no tax benefit related to our pre-tax loss was recognized for the three or nine months ended September 30, 2014, as there was no change in our assessment of the amount of deferred income tax assets expected to be realized.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through November 2019. Future minimum lease payments consist of the following (in thousands):

September 30, 2014
2014 (remaining three months)	$456
2015	1,543
2016	1,575
2017	1,567
2018	1,591
Thereafter	1,398
Total future minimum lease payments	$8,130

Product Warranty

The following table summarizes the activity related to the product warranty liability during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$705	$1,027	$709	$1,172
Warranty costs charged to cost of revenue	34	39	87	177
Change in estimate	—	—	—	(132)
Utilization of warranty	(50)	(30)	(107)	(181)
Balance, end of period	$689	$1,036	$689	$1,036

Based on management’s analysis of warranty liability experience, a change in estimate of our warranty reserve of $132,000 was recorded in 2013.

Purchase Obligations

We enter into purchase order arrangements with our vendors. As of September 30, 2014, there were open purchase orders for which we had not yet received the related goods or services. These arrangements are subject to change based on our sales demand forecasts, and we have the right to cancel the arrangements prior to the date of delivery. As of September 30, 2014, we had approximately $1.8 million of cancellable open purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we had no liabilities recorded for these agreements as of September 30, 2014 and December 31, 2013.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts ranging from 10% to 30% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance. These guarantees, generally in the form of stand-by letters of credit or bank guarantees secured by stand-by letters of credit, typically remain in place for periods ranging up to 24 months and in some cases up to 59 months, and relate to the underlying product warranty period. The stand-by letters of credit are collateralized by restricted cash and our credit facility. Of the $5.0 million in outstanding stand-by letters of credit at September 30, 2014, $2.3 million was issued under the 2009 Agreement and $2.7 million was issued under the 2012 Agreement. The stand-by letters of credit outstanding at September 30, 2014 were collateralized by restricted cash of $5.1 million.

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

See Note 4 – “Equity – Restricted Cash,” for a discussion of our August 2014 settlement of the litigation concerning the Pump Engineering, LLC acquisition.

On September 10, 2014, the Company terminated the employment of Mr. Borja Sanchez-Blanco, Senior Vice President of Sales, for cause on the basis of breach of duty of trust and conduct leading to conflicts of interest. On October 3, 2014, Mr. Blanco filed a complaint with the labor commissioner in Madrid, Spain against the Company and its subsidiary Energy Recovery Iberia SL. Mr. Blanco alleges among other things, that he was terminated without cause. The complaint alleges wages due (salary and bonus) of approximately €567,000 and alleged stock option gains of €630,000, as a result of the alleged termination without cause. At this time, no reserve has been accrued as we have determined that an award to Mr. Blanco is not probable.

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

The following geographic information includes net revenue attributable to our domestic and international customers based on the customers’ requested delivery locations, except for certain cases in which the customer directed us to deliver our products to a location that differs from the known ultimate location of use. In such cases, the ultimate location of use, rather than the delivery location, is reflected in the table below (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Domestic revenue	$249	$778	$833	$2,541
International revenue	5,093	4,090	14,813	17,269
Total revenue	$5,342	$4,868	$15,646	$19,810

Revenue by country:
Egypt	13%	2%	9%	4%
United States	5	16	5	13
Singapore	4	11	2	4
China	3	17	6	9
Turkey	3	13	2	3
India	2	2	4	11
South Korea	*	16	*	5
Others **	70	23	72	51
Total	100%	100%	100%	100%

*	Less than 1%.
* *	Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our net revenue during the periods presented.

All of our long-lived assets were located in the United States at September 30, 2014 and December 31, 2013.

Note 11 — Concentrations

Customers accounting for 10% or more of our accounts receivable and unbilled receivables were as follows:

	September 30, 2014	December 31, 2013
Customer A	*	19%
Customer B	*	16%
Customer C	*	17%
Customer D	*	14%

* Less than 10%.

Revenue from customers representing 10% or more of net revenue varies from period to period. For the periods indicated, customers representing 10% or more of net revenue were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Customer E	*	17%	*	*
Customer F	*	16%	*	*
Customer G	*	10%	*	*

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

The carrying amount of the contingent consideration arising from our acquisition of Pump Engineering, LLC was measured at fair value on a recurring basis using unobservable inputs in which little or no market activity existed (Level 3). The estimated fair value of the contingent consideration was determined based entirely on management’s assessment of the weighted probability of payment under various scenarios. See Note 4 – “Equity – Restricted Cash,” for a discussion of our August 2014 settlement of the litigation concerning this contingent consideration.

The fair value of financial assets and liabilities measured on a recurring basis for the indicated periods was as follows (in thousands):

	September 30, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term available-for-sale securities	$13,751	$—	$13,751	$—
Long-term available-for-sale securities	1,381	—	1,381	—
Total assets	$15,132	$—	$15,132	$—
Liabilities:
Contingent consideration*	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term available-for-sale securities	$5,856	$—	$5,856	$—
Long-term available-for-sale securities	13,694	—	13,694	—
Total assets	$19,550	$—	$19,550	$—
Liabilities:
Contingent consideration*	$1,524	$—	$—	$1,524
Total liabilities	$1,524	$—	$—	$1,524

*     Included in Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities.

The reconciliation of the beginning and ending balances for assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2014 was as follows (in thousands):

Contingent Consideration
Balance, December 31, 2013	$1,524
Net gain on settlement	(149)
Settlement payment	(1,375)
Balance, September 30, 2014	$—

Note 13 — Subsequent Events

See Note 7 – “Equity”, for discussion of options granted and shares repurchased in October 2014.

See Note 9 – “Commitments and Contingencies – Litigation”, for discussion of Litigation arising in October 2014.

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

Words such as “expects,” “anticipates,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Forward-looking statements in this report include, without limitation, statements about the following:

•

our belief that the levels of gross profit margin are sustainable to the extent that volume is healthy, our product mix favors PX devices, and we continue to realize cost savings through production efficiencies and enhanced yields;

•	our expectation that our expenses for research and development and sales and marketing will continue to increase as a result of the diversification into markets outside of desalination;

•	our expectation that sales outside of the United States will remain a significant portion of our net revenue;

•

our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated liquidity needs for the foreseeable future, with the exception of a decision to enter into an acquisition and/or fund investments in newly developed technology arising from rapid market adoption that could require us to seek additional equity or debt financing; and

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

Our revenue is principally derived from the sale of our energy recovery devices. We also derive revenue from the sale of our high-pressure and circulation pumps which we manufacture and sell in connection with our energy recovery devices for use in desalination plants. Additionally, we receive revenue from the sale of spare parts and services, including start-up and commissioning services that we provide to our customers. The three and nine months ended September 30, 2014 also includes revenue from shipments of energy recovery devices for oil & gas customers pertaining to an operating lease with a customer in Saudi Arabia.

A significant portion of our net revenue typically has been generated from sales to a limited number of large engineering, procurement, and construction (“EPC”) firms that are involved with the design and construction of large desalination plants. Sales to these firms often involve a long sales cycle that can range from 6 to 16 months, and in some cases, up to 24 months. A single large desalination project can generate an order for numerous energy recovery devices and generally represents a significant revenue opportunity. We also sell our devices to many small- to medium-sized original equipment manufacturers (“OEMs”) which commission smaller desalination plants, order fewer energy recovery devices per plant, and have shorter sales cycles.

In the oil and gas market, we are generating lease revenue from the deployment of an IsoGen™ system in Saudi Arabia. Additionally, there are a number of pilot projects to which we have deployed some of our oil and gas devices that have not, as of yet, generated revenue.

We often experience substantial fluctuations in net revenue from quarter to quarter and from year to year due to the fact that a single order for our energy recovery devices by a large EPC firm for a particular plant may represent significant revenue. In addition, historically our EPC customers tend to order a significant amount of equipment for delivery in the fourth quarter, and as a consequence, a significant portion of our annual sales typically occurs during that quarter. During the fourth quarter of 2013, five large mega-project (“MPD”) shipments contributed to a significant increase in net revenue, making it the strongest revenue quarter in the Company’s history. Normal seasonality trends generally show our lowest revenue in the first quarter of the year, with the first quarter of 2014 having followed that trend. Net revenue in the second and third quarter of 2014, which historically have included one or more MPD shipments, was adversely impacted by the timing of MPD shipments, and as such, did not include any MPD shipments.

A limited number of our customers account for a substantial portion of our net revenue and accounts receivable. Revenue from customers representing 10% or more of net revenue varies from period to period. For the three and nine months ended September 30, 2014, no customer accounted for more than 10% of our net revenue. For the three months ended September 30, 2013, three customers accounted for 17%, 16%, and 10%, respectively of our net revenue. No other customer accounted for more than 10% of our net revenue during this period. For the nine months ended September 30, 2013, no customer accounted for more than 10% of our net revenue.

During the three and nine months ended September 30, 2014 and 2013, the majority of our net revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our net revenue for the next few years.

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Results of Operations

The following table sets forth certain data from our operating results as a percentage of net revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2014		2013		Change Increase / (Decrease)
Results of Operations:*
Net revenue	$5,342	100%	$4,868	100%	$474	10%
Cost of revenue	3,007	56%	1,966	40%	1,041	53%
Gross profit	2,335	44%	2,902	60%	(567)	(20%	)
Operating expenses:
General and administrative	3,078	58%	3,625	74%	(547)	(15%	)
Sales and marketing	2,351	44%	1,737	36%	614	35%
Research and development	2,131	40%	1,027	21%	1,104	107%
Amortization of intangible assets	216	4%	230	5%	(14)	(6%	)
Restructuring charges	—	—	140	3%	(140)	(100%	)
Total operating expenses	7,776	146%	6,759	139%	1,017	15%
Loss from operations	(5,441)	(102% )	(3,857)	(79% )	(1,584)	(41%	)
Other non-operating income (expense), net	(2)	0%	27	1%	(29)	(107%	)
Loss before income taxes	(5,443)	(102% )	(3,830)	(79% )	(1,613)	(42%	)
Provision for income taxes	63	1%	36	1%	27	75%
Net loss	$(5,506)	(103% )	$(3,866)	(79% )	$(1,640)	(42%	)

*     Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue increased by $474,000, or 10%, to $5.3 million for the three months ended September 30, 2014 from $4.9 million for the three months ended September 30, 2013. The increase was primarily due to higher OEM shipments of $186,000, higher aftermarket shipments of $95,000, and revenue attributable to an oil & gas operating lease of $193,000. There were no MPD shipments in the third quarter of 2014 nor the third quarter of 2013.

Although we operate under one segment, we categorize revenue based on the type of energy recovery device and its related products and services. The following table reflects revenue by product category and as a percentage of total net revenue (in thousands, except percentages):

	Three Months Ended September 30,
	2014		2013
PX devices and related products and services	$2,351	44%	$3,554	73%
Turbochargers, pumps, and related products and services	2,798	52%	1,314	27%
Oil and gas product operating lease	193	4%	—	—
Net revenue	$5,342	100%	$4,868	100%

During the three months ended September 30, 2014 and 2013, a significant portion of our net revenue was attributable to sales outside of the United States. Revenue attributable to domestic and international sales as a percentage of net revenue was as follows:

	Three Months Ended September 30,
	2014	2013
Domestic revenue	5%	16%
International revenue	95%	84%
Net revenue	100%	100%

Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. For the three months ended September 30, 2014, gross profit as a percentage of net revenue was 44%. For the three months ended September 30, 2013, gross profit as a percentage of net revenue was 60%.

The decrease in gross profit as a percentage of net revenue for the three months ended September 30, 2014 as compared to the same period of last year was primarily due to a large shift in product mix toward turbochargers and pumps and to lower production volume.

Future gross profit is highly dependent on the product and customer mix of our net revenues, overall market demand and competition, and the volume of production in our manufacturing plant that determines our operating leverage. Accordingly, we are not able to predict our future levels of gross profit margin with certainty. We do believe, however, that the levels of gross profit margin are sustainable to the extent that volume is healthy, our product mix favors PX devices, and we continue to realize cost savings though production efficiencies and enhanced yields.

Manufacturing average headcount decreased to 37 in the third quarter of 2014 from 44 in the third quarter of 2013.

Share-based compensation expense included in cost of revenue was $27,000 and $18,000 for the three months ended September 30, 2014 and 2013, respectively.

General and Administrative Expense

General and administrative expense decreased by $547,000, or 15%, to $3.1 million for the three months ended September 30, 2014 from $3.6 million for the three months ended September 30, 2013. As a percentage of net revenue, general and administrative expense decreased to 58% for the three months ended September 30, 2014 from 74% for the three months ended September 30, 2013 primarily due to higher net revenue offset by lower general and administrative expenses in the current period.

General and administrative average headcount remained constant at 28 for the third quarter of 2014 and the third quarter of 2013.

Of the $547,000 decrease in general and administrative expense for the three months ended September 30, 2014 compared to the same quarter of 2013, $442,000 related to compensation and employee-related benefits, $36,000 related to occupancy costs, $29,000 related to bad debt expense, $22,000 related to other general administrative expenses, and $18,000 related to professional fees and other service. Decreases in compensation, employee-related benefits and occupancy costs are primarily associated with the redeployment of personnel to oil & gas development.

Share-based compensation expense included in general and administrative expense was $222,000 and $339,000 for the three months ended September 30, 2014 and 2013, respectively.

Sales and Marketing Expense

Sales and marketing expense increased by $614,000, or 35%, to $2.4 million for the three months ended September 30, 2014 from $1.7 million for the three months ended September 30, 2013. As a percentage of net revenue, sales and marketing expense increased to 44% for the three months ended September 30, 2014 from 36% for the three months ended September 30, 2013 primarily due to higher sales and marketing expense in the current period.

Sales and marketing average headcount increased to 35 in the third quarter of 2014 from 27 in the third quarter of 2013.

Of the $614,000 increase in sales and marketing expense for the three months ended September 30, 2014 compared to the same quarter of 2013, $269,000 related to compensation and employee-related benefits partially associated with the increase in headcount, $212,000 related to professional and other services, and $115,000 related to marketing costs associated with trade show participation, all to further accelerate growth in new markets such as oil & gas. Additionally, there was an increase of $52,000 related to occupancy costs also associated with the increase in headcount. The increases were offset by decreases of $34,000 related to commissions on sales.

Share-based compensation expense included in sales and marketing expense was $80,000 and $123,000 for the three months ended September 30, 2014 and 2013, respectively.

As we continue to pursue new addressable markets such as oil & gas outside of seawater desalination, we anticipate that our sales and marketing expenses will increase in the future.

Research and Development Expense

Research and development expense increased by $1.1 million, or 107%, to $2.1 million for the three months ended September 30, 2014 from $1.0 million for the three months ended September 30, 2013. As a percentage of net revenue, research and development expense increased to 40% for the three months ended September 30, 2014 from 21% for the three months ended September 30, 2013 primarily due to higher research and development expense in the current period.

Average headcount in our research and development department increased to 21 in the third quarter of 2014 from 16 in the third quarter of 2013.

Of the $1.1 million increase in research and development expense for the three months ended September 30, 2014 compared to the same quarter of 2013, $658,000 related to costs associated with the Company’s investment in product development for markets outside of seawater desalination such as oil & gas, $424,000 related to compensation, employee-related benefits, and occupancy cost, and $21,000 related to outside consulting and professional fees.

Share-based compensation expense included in research and development expense was $84,000 and $50,000 for the three months ended September 30, 2014 and 2013, respectively.

As we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination such as oil & gas, we anticipate that our research and development expenses will increase in the future.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense decreased by $14,000 in the third quarter of 2014 compared to the third quarter of 2013 due to a change in the amortization amount for customer relationships, which applies a variable amortization schedule (in this case, sum-of-the-years-digit).

Restructuring Charges

In 2011, we initiated a restructuring plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California. In connection with this restructuring plan, we classified the land and building located in Michigan as assets held for sale at December 31, 2011. The land and building were sold in September 2013. Net proceeds from the sale totaled $1.2 million, resulting in a loss on the sale for these assets of $140,000 recorded in restructuring changes during the three months ended September 30, 2013.

Non-Operating Income (Expense), Net

Non-operating income (expense), net, decreased by $29,000 to expense of $2,000 in the three months ended September 30, 2014 from income of $27,000 in the three months ended September 30, 2013. The decrease was primarily due to $21,000 of higher net foreign currency losses in the third quarter of 2014 compared to the third quarter of 2013 offset by $8,000 of higher interest income during the same period.

Income Taxes

The income tax provision was $63,000 in the three months ended September 30, 2014 compared to $36,000 in the three months ended September 30, 2013. The tax provision for the three months ended September 30, 2014 primarily related to the deferred tax effects associated with the amortization of goodwill and state and other taxes. The tax expense for the three months ended September 30, 2013 primarily related to a federal tax to actual provision adjustment, the deferred tax effects associated with the amortization of goodwill, and state and other taxes.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Results of Operations

The following table sets forth certain data from our operating results as a percentage of net revenue for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,
	2014		2013		Change Increase / (Decrease)
Results of Operations:*
Net revenue	$15,646	100%	$19,810	100%	$(4,164)	(21%	)
Cost of revenue	7,991	51%	8,615	43%	(624)	(7%	)
Gross profit	7,655	49%	11,195	57%	(3,540)	(32%	)
Operating expenses:
General and administrative	8,112	52%	11,121	56%	(3,009)	(27%	)
Sales and marketing	7,548	48%	5,607	28%	1,941	35%
Research and development	5,089	33%	3,246	16%	1,843	57%
Amortization of intangible assets	646	4%	691	3%	(45)	(7%	)
Restructuring charges	—	—	184	1%	(184)	(100%	)
Total operating expenses	21,395	137%	20,849	105%	546	3%
Loss from operations	(13,740)	(88% )	(9,654)	(49% )	(4,086)	(42%	)
Other non-operating income (expense), net	127	1%	79	0%	48	61%
Loss before income taxes	(13,613)	(87% )	(9,575)	(48% )	(4,038)	(42%	)
Provision for income taxes	187	1%	258	1%	(71)	(28%	)
Net loss	$(13,800)	(88% )	$(9,833)	(50% )	$(3,967)	(40%	)

*     Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue decreased by $4.2 million, or 21%, to $15.6 million for the nine months ended September 30, 2014 from $19.8 million for the nine months ended September 30, 2013. The decrease was primarily due to lower MPD shipments of $1.5 million, as the first nine months of 2014 did not include any MPD shipments, and lower OEM shipments of $4.4 million. The decreases in MPD and OEM shipments were offset by higher aftermarket shipments of $1.2 million and revenue attributable to an oil & gas operating lease of $0.5 million.

Although we operate under one segment, we categorize revenue based on the type of energy recovery device and its related products and services. The following table reflects revenue by product category and as a percentage of total net revenue (in thousands, except percentages):

	Nine Months Ended September 30,
	2014		2013
PX devices and related products and services	$8,790	57%	$14,253	72%
Turbochargers, pumps, and related products and services	6,321	40%	5,557	28%
Oil and gas product operating lease	535	3%	—	—
Net revenue	$15,646	100%	$19,810	100%

During the nine months ended September 30, 2014 and 2013, a significant portion of our net revenue was attributable to sales outside of the United States. Revenue attributable to domestic and international sales as a percentage of net revenue was as follows:

	Nine Months ended September 30,
	2014	2013
Domestic revenue	16%	13%
International revenue	84%	87%
Net revenue	100%	100%

Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. For the nine months ended September 30, 2014, gross profit as a percentage of net revenue was 49%. For the nine months ended September 30, 2013, gross profit as a percentage of net revenue was 57%.

The decrease in gross profit as a percentage of net revenue for the nine months ended September 30, 2014 as compared to the same period of last year was primarily due to a large shift in product mix toward turbochargers and pumps and to lower production volume.

Future gross profit is highly dependent on the product and customer mix of our net revenues, overall market demand and competition, and the volume of production in our manufacturing plant that determines our operating leverage. Accordingly, we are not able to predict our future levels of gross profit margin with certainty. We do believe, however, that the levels of gross profit margin are sustainable to the extent that volume is healthy, our product mix favors PX devices, and we continue to realize cost savings though production efficiencies and enhanced yields.

Manufacturing average headcount decreased to 41 for the first nine months of 2014 from 44 for the first nine months of 2013.

Share-based compensation expense included in cost of revenue was $75,000 and $57,000 for the nine months ended September 30, 2014 and 2013, respectively.

General and Administrative Expense

General and administrative expense decreased by $3.0 million, or 27%, to $8.1 million for the nine months ended September 30, 2014 from $11.1 million for the nine months ended September 30, 2013. As a percentage of net revenue, general and administrative expense decreased to 52% for the nine months ended September 30, 2014 from 56% for the nine months ended September 30, 2013 primarily due to lower general and administrative expense and lower net revenue in the current period.

General and administrative average headcount decreased to 27 for the first nine months of 2014 from 28 for the first nine months of 2013.

Of the $3.0 million decrease in general and administrative expense for the nine months ended September 30, 2014 compared to the same period of 2013, $1.4 million primarily related to compensation and employee-related benefits associated with the redeployment of personnel to oil & gas development and other headcount reductions, $850,000 related to the reversal of VAT expensed in 2011 and prior for which we subsequently sought recovery and a conclusion was reached by the Spanish authorities during the first quarter of 2014, $553,000 related to professional fees and other services, primarily related to legal and IT expenses, and $193,000 related to bad debt expense, occupancy costs, and other administrative costs.

Share-based compensation expense included in general and administrative expense was $916,000 and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Sales and Marketing Expense

Sales and marketing expense increased by $1.9 million, or 35%, to $7.5 million for the nine months ended September 30, 2014 from $5.6 million for the nine months ended September 30, 2013. As a percentage of net revenue, sales and marketing expense increased to 48% for the nine months ended September 30, 2014 from 28% for the nine months ended September 30, 2013 primarily due to higher sales and marketing expense and lower net revenue in the current period.

Sales and marketing average headcount increased to 32 for the first nine months of 2014 from 26 in the first nine months of 2013.

Of the $1.9 million increase in sales and marketing expense for the nine months ended September 30, 2014 compared to the same quarter of 2013, $1.6 million related to compensation and employee-related benefits associated with the increase in headcount and $404,000 related to marketing costs associated with trade show participation to further accelerate growth in new markets such as oil & gas. Additionally there was an increase of $74,000 related to occupancy costs also associated with the increase in headcount. The increases were offset by decreases of $151,000 related to commissions to sales representatives and other sales and marketing expenses.

Share-based compensation expense included in sales and marketing expense was $388,000 and $358,000 for the nine months ended September 30, 2014 and 2013, respectively.

As we continue to pursue new addressable markets such as oil & gas outside of seawater desalination, we anticipate that our sales and marketing expenses will increase in the future.

Research and Development Expense

Research and development expense increased by $1.8 million, or 57%, to $5.1 million for the nine months ended September 30, 2014 from $3.2 million for the nine months ended September 30, 2013. As a percentage of net revenue, research and development expense increased to 33% for the nine months ended September 30, 2014 from 16% for the nine months ended September 30, 2013 primarily due to higher research and development expense and lower net revenue in the current period.

Research and development average headcount increased to 18 for the first nine months of 2014 compared to 17 in the first nine months of 2013.

Of the $1.8 million increase in research and development expense for the nine months ended September 30, 2014 compared to the same quarter of 2013, $1.2 million related to costs associated with the Company’s investment in product development for markets outside of seawater desalination such as oil & gas, $367,000 related to compensation and employee related benefits, $259,000 related to outside consulting and professional fees, and $59,000 related to occupancy cost.

Share-based compensation expense included in research and development expense was $249,000 and $149,000 for the nine months ended September 30, 2014 and 2013, respectively.

As we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination such as oil & gas, we anticipate that our research and development expenses will increase in the future.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense decreased by $45,000, or 7% to $646,000 in the first nine months of 2014 from $691,000 for the first nine months of 2013 due to a change in the amortization amount for customer relationships, which applies a variable amortization schedule (in this case, sum-of-the-years-digit).

Restructuring Charges

In 2011, we initiated a restructuring plan to consolidate our North American operations and transfer our Michigan-based operations to our manufacturing center and headquarters in San Leandro, California. In connection with this restructuring plan, we classified the land and building located in Michigan as assets held for sale at December 31, 2011. The land and building were sold in September 2013. Net proceeds from the sale totaled $1.2 million, resulting in a loss on the sale for these assets of $140,000 recorded in restructuring changes during the nine months ended September 30, 2013. Additional restructuring charges during 2013 included an impairment loss on assets held for sale of $44,000.

Non-Operating Income (Expense), Net

Non-operating income (expense), net, increased by $48,000 to income of $127,000 in the nine months ended September 30, 2014 from income of $79,000 in the nine months ended September 30, 2013. The increase was primarily due to $120,000 of higher interest income in the first nine months of 2014, primarily related to our VAT tax refund, compared to the first nine months of 2013 offset by a difference of $72,000 of higher net foreign currency losses during the same period.

Income Taxes

The income tax provision was $187,000 in the nine months ended September 30, 2014 compared to $258,000 in the nine months ended September 30, 2013. The tax provision for the nine months ended September 30, 2014 primarily relates to the deferred tax effects associated with the amortization of goodwill and state and other taxes. The tax expense for the nine months ended September 30, 2013 primarily related to a federal tax to actual provision adjustment, the deferred tax effects associated with the amortization of goodwill, and state and other taxes.

Liquidity and Capital Resources

Overview

Our primary source of cash historically has been customer payments for our products and services and proceeds from the issuance of common stock. From January 1, 2005 through September 30, 2014, we issued common stock for aggregate net proceeds of $85.6 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of September 30, 2014, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $17.4 million that are invested primarily in money market funds; short-term and long-term investments of $15.1 million that are primarily invested in marketable debt securities; and accounts receivable of $4.0 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, and marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We currently have unbilled receivables pertaining to customer contractual holdback provisions, whereby we will invoice the final installment due under a sales contract 16 to 35 months after the product was shipped to the customer and revenue has been recognized. The customer holdbacks represent amounts intended to provide a form of security to the customer; accordingly, these receivables have not been discounted to present value as they provide security to only one party in the agreement. At September 30, 2014 we had $0.9 million of short- and long-term unbilled receivables.

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

During the periods presented, we provided certain customers with stand-by letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements. Some of these stand-by letters of credit were issued under our 2009 Agreement. The stand-by letters of credit generally terminate within 12 to 48 months from issuance. As of September 30, 2014, the amounts outstanding on stand-by letters of credit collateralized under our 2009 Agreement totaled approximately $2.3 million, and restricted cash related to the stand-by letters of credit issued under the 2009 Agreement was approximately $2.4 million. All of this $2.4 million of restricted cash was classified as current. The 2009 Agreement expired at the end of May 2012, at which time we became required to maintain a cash collateral balance equal to at least 105% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit. There were no advances drawn on the line of credit under the 2009 Agreement at the time of its expiration. The restricted cash related to the outstanding stand-by letters of credit under the 2009 Agreement is expected to be released at various dates through 2015.

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

We are subject to certain financial and administrative covenants under the 2012 Agreement. As of September 30, 2014, we were in compliance with these covenants.

The 2012 Agreement requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement matures on June 5, 2015 and is collateralized by substantially all of our assets. As of September 30, 2014 there were no advances drawn under the 2012 Agreement’s line of credit. The amounts outstanding on stand-by letters of credit collateralized under the 2012 Agreement totaled approximately $2.7 million, and restricted cash related to the stand-by letters of credit issued under the 2012 Agreement was approximately $2.7 million as of September 30, 2014. Of this $2.7 million of restricted cash, $0.6 million was classified as current and $2.1 million was classified as non-current.

In 2012, our company credit card vendor required us to restrict cash for outstanding credit card balances. Accordingly, we have restricted $315,000 of cash for credit card balances at September 30, 2014, all of which was classified as current.

Cash Flows from Operating Activities

Net cash (used in) provided by operating activities were $(1.6) million and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, a net loss of $(13.8) million was adjusted to $(8.2) million by non-cash items totaling $5.6 million. For the nine months ended September 30, 2013, the net loss of $(9.8) million was adjusted to $(4.3) million by non-cash items totaling $5.5 million. Non-cash adjustments during the nine months ended September 30, 2014, primarily include depreciation and amortization of $3.0 million, share-based compensation of $1.6 million, amortization of premiums/discounts on investments of $0.3 million, and provisions for doubtful accounts of $0.3 million.

The net cash impact from changes in assets and liabilities was approximately $6.6 million and $7.0 for the nine months ended September 30, 2014 and 2013, respectively. Net changes in assets and liabilities during the nine months ended September 30, 2014 are primarily attributable to a decrease of $16.6 million in accounts receivable and unbilled receivables as a result of the timing of invoices and collections for large projects that were shipped in the fourth quarter of 2013. This change was offset by an increase in inventory of $5.5 million as a result of inventory buildup for future shipments, a decrease in accrued expenses and other liabilities of $2.3 million as a result of a VAT settlement in Spain and the timing of payments to employees, vendors, and other third parties, a decrease in the fair value of our contingent consideration of $1.5 million due to the settlement of the litigation related to it, and an increase of $1.0 million in prepaid expenses.

Cash Flows from Investing Activities

Cash flows provided by (used in) investing activities primarily relate to maturities of investments in marketable securities and the release of restricted cash offset by capital expenditures to support our growth and additional investments in marketable securities.

Net cash provided by (used in) investing activities was $5.1 million and $(4.0) million for the nine months ended September 30, 2014 and 2013, respectively. Cash flows provided by investing activities for the nine months ended September 30, 2014 was primarily due to the maturity of marketable securities of $4.4 million and the release of $3.3 million of restricted cash mostly due to the settlement of a litigation case. These sources of cash provided by investing activities were offset by $2.3 million of additions to property and equipment and the purchase of $.3 million of marketable securities.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was ($468,000) and $407,000 for the nine months ended September 30, 2014 and 2013, respectively. Net cash used in financing activities for the nine months ended September 30, 2014 was the result of $1.6 million used to repurchase the Company common stock for treasury offset by $1.2 million received for the issuance of common stock due to option and warrant exercises

Liquidity and Capital Resource Requirements

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

Contractual Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through 2019. The total of the future minimum lease payments under these leases as of September 30, 2014 was $8.1 million. For additional information, see Note 9 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements.

In the course of our normal operations, we also enter into purchase commitments with our suppliers for various raw materials and components parts. The purchase commitments covered by these arrangements are subject to change based on sales forecasts for future deliveries. As of September 30, 2014, we had approximately $1.8 million of cancellable open purchase order arrangements related primarily to materials and parts.

We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of September 30, 2014, we believe that our exposure related to these guarantees and indemnities was not material.

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

Interest Rate Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents, short-term investments, and long-term investments. At September 30, 2014, our short- and long-term investments totaled $15.1 million. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term and long-term debt instruments of the U.S. government and its agencies as well as high-quality corporate issuers. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than eighteen months. A hypothetical 1% increase in interest rates would have resulted in an approximately $99,000 decrease in the fair value of our fixed-income debt securities as of September 30, 2014.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity during the three months ended September 30, 2014:

Period			Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
July 1	–	July 31, 2014	—	—	—	—
August 1	–	August 31, 2014	45,500	$3.9631	45,500	2,839,200
September 1	–	September 31, 2014	206,800	$3.9635	206,800	2,632,400
	Total		252,300	$3.9634	252,300	2,632,400

In February 2014, our Board of Directors authorized a stock repurchase program under which up to three million shares, not to exceed $6.0 million in aggregate cost, of our outstanding common stock could be repurchased through December 31, 2014 at the discretion of management.

Item 6. Exhibits

Exhibit No.	Description
10.1	Radakovich Settlement Agreement

10.2	Offer Letter of Employment to Mr. David Barnes, Chief Sales Officer dated September 22, 2014

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Energy Recovery, Inc.

By:	/s/ THOMAS S. ROONEY, JR.	President and Chief Executive Officer	November 10, 2014
	Thomas S. Rooney, Jr.	(Principal Executive Officer)

	/s/ JOEL GAY	Chief Financial Officer	November 10, 2014
	Joel Gay	(Principal Financial Officer)

Exhibit List

Exhibit No.	Description
10.1	Radakovich Settlement Agreement

10.2	Offer Letter of Employment to Mr. David Barnes, Chief Sales Officer dated September 22, 2014

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document