Form 10-K
period 2014-12-31
Energy Recovery, Inc.
filed 2015-03-06
CIK 1421517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

☐Yes   ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐Yes   ☑No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes  ☑No

The aggregate market value of the voting stock held by non-affiliates amounted to $154.1 million on June 30, 2014.

The number of shares of the registrant’s common stock outstanding as of February 28, 2015 was 51,966,678

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 19, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD- LOOKING INFORMATION

This Annual Report on Form 10-K, including “Item 7 — Management’s Discussion and Analysis” and certain information incorporated by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions, or strategies regarding the future.

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

Forward-looking statements in this report include, without limitation, statements about the following:

•

our belief that levels of gross profit margin are sustainable to the extent that volume grows, we experience a favorable product mix, pricing remains stable, and we continue to realize cost savings through production efficiencies and enhanced yields;

•	our plan to improve our existing energy recovery devices and to develop and manufacture new and enhanced versions of these devices;

•	our belief that the ceramic components of our PX® energy recovery devices will result in low life-cycle maintenance costs;

•	our belief that our turbocharger devices have long operating lives;

•	our objective of finding new applications for our technology and developing new products for use outside of desalination, including oil and gas applications;

•	our belief that our products are the most cost-effective energy recovery devices over time;

•	our expectation that our expenses for research and development and sales and marketing may increase as a result of diversification into markets outside of desalination;

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

•	our expectation that, as we expand our international sales, a portion of our revenue could continue to be denominated in foreign currencies; and

•	our expectation that we will be able to enforce our intellectual property rights:

You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Annual Report on Form 10-K. All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Item 1A —Risk Factors” and are based on information available to us as of March 5, 2015. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Item 1A — Risk Factors” and our results disclosed from time to time in our reports on Forms 10-Q and 8-K and our Annual Reports to Stockholders.

PART I

Item 1 — Business

Overview

Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “Our”, “Us”, and “We”) is a leader in pressure energy technology for industrial fluid flow applications. We develop award-winning solutions to improve productivity, profitability, and energy efficiency within the water, oil and gas, and chemical industries. Our products simplify complex systems and protect vulnerable equipment. By recycling fluid pressure that would otherwise be lost in critical processes, we enable our customers to reduce operating costs and increase profitability while minimizing their environmental impact and carbon footprint.

Energy Recovery was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001. Our headquarters and manufacturing center is located at 1717 Doolittle Drive, San Leandro, California 94577, and we have four wholly-owned subsidiaries: Energy Recovery Iberia, S.L., Energy Recovery Canada Corp., ERI Energy Recovery Ireland Ltd., and Energy Recovery Eire Limited. We have sales offices in Dubai, United Arab Emirates and Shanghai, Peoples Republic of China. Our main telephone number is (510) 483-7370. Additional information about the Company is available on our website at http://www.energyrecovery.com. Information contained on the website is not part of this report nor is it considered to be incorporated by reference herein.

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, in the Investor Relations section of our website, http://www.energyrecovery.com, as soon as reasonably practicable after the reports have been filed with or furnished to the Securities and Exchange Commission.

Fluid Flow Markets

Fluid flow markets are characterized by applications in many different sectors, such as water desalination, oil and gas production and processing, and other potential fluid flow applications. We have been and continue to be the leader for energy recovery devices (“ERDs”) in the water desalination market with our proprietary Pressure Exchanger® technology and turbochargers. We also provide high-performance and high-efficiency pumps to facilitate a packaged solution to our customers. Building on our leading technology, brand, and reputation, we have expanded into other fluid flow markets, such as those found in upstream, midstream, and downstream applications in the oil and gas industry, while exploring end markets for which our products may be applicable.

Water Desalination

Water desalination will continue to be our core market for revenue generation for the next few years. The water desalination spectrum ranges from small water desalination plants such as those used in cruise ships and resorts to mega-project deployments. Because of the geographical location of many significant desalination projects, geopolitical and economic events can have an effect on the timing of expected projects. In addition, population and economic growth in countries such as India and China are driving water demand for human, agricultural, and industrial use. We anticipate that markets traditionally not associated with water desalination, including the United States, will inevitably develop and provide further revenue growth opportunities. In the fourth quarter of 2013, we shipped our energy recovery devices to the largest desalination plant in the western United States, which is currently under construction in Carlsbad, California.

Oil and Gas

Building on our market leadership in energy recovery technology for the water desalination industry, we continue to employ the same innovative approach in other markets where pressurized fluid flows are present such as oil and gas. In multiple segments of the oil and gas industry, pressure is both a necessity and liability. Pressurized fluid flow is required to extract oil or gas, but at the same time this pressure becomes a waste product at different stages of processing. It is at these stages that our technology enables the recovery of pressure energy in the fluid flow either through the exchange of pressure within the application or by converting it to electricity. We enable gas processing plant owners to achieve savings with little or no operational disruption. Our VorTeqTM hydraulic pumping solution leverages our pressure exchange technology enabling frac site operators to realize immediate and long-term operating savings.

For the year ended December 31, 2014, we recognized oil and gas revenue from the operating lease and lease buy-out of an IsoGen™ system to a customer in Saudi Arabia. For the years ended December 31, 2013 and 2012, we did not recognize any revenue from shipments of our oil and gas products.

Go-To-Market Strategy

Our vision spans all fluid flow market segments in which we operate and intend to operate. We aim to enable fluid flow operators —whether in water desalination, oil and gas or chemical processing —to maximize the efficiency of their processes, increase uptime and capacity utilization thus improving their profitability. We will pursue our strategy with an extreme execution bias.

Key elements of our strategy include:

●

Leveraging our core competencies of fluid dynamics and advanced material science to identify and create markets across the universe of industrial fluid flow applications. We are aggressively pursuing opportunities within the oil and gas and chemical processing industries, and believe in the unique value proposition of our products, centered on energy efficiency and uptime.

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

2014 Highlights

●	Maintained a commanding market share in the desalination industry;

●	Launched a dedicated oil and gas sales team;

●	Developed a robust sales pipeline for oil and gas;

●	Received first purchase order for sale of an IsoBoost to ConocoPhillips;

●	Identified new business opportunities in the ammonia and urea fluid flow markets;

●	Introduced the VorTeq hydraulic pumping solution; and

●	Entered into a strategic partnership with Liberty Oil Field Services to pilot and field test the VorTeq hydraulic pumping solution.

Our Products

In the water desalination sector, our energy recovery products reduce plant operating costs by capturing and reusing the otherwise lost pressure energy from the reject stream of the desalination process. In the oil and gas sector, our devices capture pressure at critical points where pressure energy would otherwise be wasted. Energy is one of the biggest cost drivers in both water desalination and the oil and gas sector. By reducing energy costs, our devices increase the cost effectiveness and decrease the carbon footprint for both water desalination plants and oil and gas processes.

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

The second technology group is comprised of AT™ turbochargers designed for low-pressure brackish and high-pressure seawater reverse osmosis systems. Our turbochargers provide premium efficiency with state-of-the-art engineering and configuration. Designed for reliability and optimum efficiency, our turbochargers offer substantial savings, and the custom-designed hydraulics and 3-D geometry allow for optimum performance. Also, the patent-protected technology for volute inserts allows field flexibility.

Complementing both our Pressure Exchanger energy recovery devices and turbochargers are our high-efficiency and high-pressure pumps marketed under the trademarks of AquaBold™ and AquaSpire™. These pumps range from single to multiple stage centrifugal pumps to circulation and advanced high-speed pumps.

Oil & Gas

In the oil and gas market, we design and manufacture complete energy recovery and energy generating systems, that include the IsoBoost™ and the IsoGen™. The IsoBoost energy recovery systems are comprised of turbines and industrial pumps. Our IsoGen systems, through the integration of high-efficiency turbines and electric generators, enable oil and gas operators to capture hydraulic energy and generate electricity from high-pressure fluid flows. Additionally, our energy recovery and power generation systems result in lower capital costs for oil and gas operators by minimizing the need for high-pressure pumps that consume large amounts of energy. Another key attribute in our IsoBoost and IsoGen systems is the ease of installation, resulting in low downtime during and after the installation process.

In December 2014, we introduced the VorTeq hydraulic pumping solution. The VorTeq hydraulic pumping solution is designed to isolate and save fracking pumps by addressing pump failure and re-routing hostile fracking fluid away from critical and costly pumps. This leads to reduced maintenance costs by improving the life expectancies of the fracking pump.

Services

In addition to our industry-leading products, we provide a portfolio of services tailored to our customers’ needs. Specifically, we assist our customers in the early stages of planning and design by leveraging our broad experience in fluid flows. We also provide engineering, technical support, and training to customers during product installation and plant commissioning. Additionally, we offer preventive maintenance and support services as well as reinstallation services. To date the revenue from these services has not represented a significant portion of net revenue.

Customers

Our customers include major international engineering, procurement, and construction (“EPC”) firms that design and build large desalination plants. Our customers also include a number of original equipment manufacturers (“OEM”), which are companies that supply equipment and packaged solutions for small- to medium-sized desalination plants. In the oil and gas market, our potential customers include international oil companies (“IOC”), national oil companies (“NOC”), and exploration and production companies (“E&P”).

Water Desalination

Large Engineering, Procurement and Construction Firms

A significant portion of our revenue historically has come from sales of products to large EPC firms worldwide that have the required desalination expertise to engineer, undertake procurement for, construct, and sometimes own and operate large desalination plants or mega-projects (“MPD”). We work with these firms to specify our products for their plants. The time between project tender and product shipment can range from 6 to 16 months. Each MPD typically represents a revenue opportunity of between $1 million and $10 million.

A limited number of these EPC firms account for 10% or more of our net revenue. Revenue from customers representing 10% or more of net revenue varies from year to year. For the year ended December 31, 2014, one customer, IDE Americas, Inc., accounted for approximately 14% of our net revenue. For the year ended December 31, 2013, one customer, Acciona Agua, S.A.U., accounted for approximately 15% of our net revenue. For the year ended December 31, 2012, one customer, I.V.M. Minrav Sadyt (a consortium of Minrav Holdings, Ltd. and Sadyt, a Valoriza Aqua company), accounted for approximately 16% of our net revenue.

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

Oil and Gas

We have contracted and delivered oil and gas solutions, as pilot projects and sales, comprised of our IsoBoost and IsoGen systems to customers in Asia and the Middle East. The sales cycle for our oil and gas products can be prolonged and may be impacted by procurement processes and budgetary constraints. For the year ended December 31, 2014, we recognized oil and gas revenue from the operating lease and lease buy-out of an IsoGen system to a customer in Saudi Arabia. For the years ended December 31, 2013 and 2012, we did not recognize any revenue from shipments of our oil and gas products.

In 2014, we entered into a strategic partnership with Liberty Oil Field Services to pilot and field test the VorTeq hydraulic pumping solution.

Competition

Water Desalination

The market for energy recovery devices and pumps in the desalination market is competitive. As the demand for fresh water increases and the market expands, we expect competition to persist and intensify.

We have two main competitors for our energy recovery devices: Flowserve Corporation (Flowserve) and Fluid Equipment Development Company (FEDCO). We compete with these companies on the basis of price, quality, efficiency, lead time, expected life, downtime, and maintenance costs. Although these companies may offer competing products at lower prices, we believe that our products offer a competitive advantage because our products are the most cost-effective energy recovery devices for reverse osmosis desalination over time.

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

In the market for high-pressure pumps, our products compete with pumps manufactured by Clyde Union Ltd.:; FEDCO; Flowserve; Düchting Pumpen Maschinenfabrik GmbH & Co KG; KSB Aktiengesellschaft; Torishima Pump Mfg. Co., Ltd.; Sulzer Pumps, Ltd.; and other companies. We believe that our pump products are competitive with these products because our pumps are developed specifically for reverse osmosis desalination, are highly efficient, and feature product-lubricated bearings.

Oil and Gas

Within the midstream and downstream oil and gas markets, acid gas removal — also known as amine gas treating — refers to a process that utilizes solvents such as an amine solution to remove acid gasses, specifically hydrogen sulfide (H2S) and carbon dioxide (CO2) from natural gas, synthesis gas, or other hydrocarbon streams. Our IsoBoost and IsoGen technologies integrate into acid gas removal systems to reduce energy consumption and increase the reliability and uptime of the amine circulation system. Currently, most acid gas removal plants use pumps and valves to pressurize and depressurize the amine solution; the depressurization of the cleansing fluid (e.g. amine) provides an opportunity for the use of energy recovery devices.

Energy Recovery’s IsoBoost system is based partly on hydraulic turbocharger technology. While to our knowledge the only turbocharger systems presently utilized in acid gas removal applications are manufactured by Energy Recovery, there is at least one established competitor, FEDCO, which makes a similar hydraulic turbocharger for desalination applications. We combine our highly competitive turbocharger technology with process equipment and control systems to make a unique, proprietary, and highly competitive offering for oil and gas and petrochemical plants.

Our IsoGen system is partly based on hydraulic turbine technology which converts recovered energy to electric power. Many other companies make hydraulic turbines for a broad range of applications. For acid gas removal plants, our competitors utilize reverse running pumps (also called hydraulic power recovery turbines or HPRTs) to perform the same energy recovery function that our IsoGen systems provide. These reverse running pumps are typically part of a large “skid-mounted” system, incorporating a multi-stage pump and motor, all rotating about a common shaft. Flowserve, Sulzer, and Shin Nippon Machinery are known to have supplied these systems though other major pump companies may have built systems for this application as well. We believe most of our competitors’ reverse running pump systems present concerns related to reliability, operational flexibility, and low energy efficiency as compared to our solution.

Sales and Marketing

We market and sell our products directly to customers through our sales organization and, in some countries, through authorized, independent sales agents. Our current sales organization consists of two groups, water desalination and oil and gas. The water desalination group targets MPD, OEM, and aftermarket opportunities. MPD opportunities are for desalination projects exceeding 50,000 cubic meters per day. OEM opportunities include sales of PX devices, turbochargers, and pumps for plants designed to produce less than 50,000 cubic meters per day. Aftermarket opportunities include replacement parts and additional product, as well as technical support, training, product installation, and plant commissioning. Our oil and gas group targets opportunities with oil and gas customers who have applications for our products and services.

A significant portion of our revenue is from outside of the United States. Sales in the United States represented 4%, 13%, and 8% of our net revenue for the fiscal years 2014, 2013, and 2012, respectively. Additional segment and geographical information regarding our net revenue is included in Note 13 to the Consolidated Financial Statements in this Form 10-K.

Since many of the large EPC firms that specialize in large projects are located in the Mediterranean region, we have sales and technical staff based out of Spain. A sales branch in Dubai, United Arab Emirates serves the Middle East, where many desalination plants and key EPC firms are located. We also have a sales office in Shanghai, China to address this emerging market for our energy recovery products. In the U.S., our sales office along with our corporate headquarters is located in San Leandro, California. As opportunities and diversification dictate, particularly in oil and gas, we will look to expand our geographical presence.

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

We previously manufactured and tested our turbochargers and pumps at a manufacturing facility in New Boston, Michigan. In 2011, we integrated all manufacturing and testing into our manufacturing facility in San Leandro. In September 2013, we sold the New Boston property.

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

We continue to make significant investments in oil and gas technologies and solutions to diversify our business and expand addressable markets. Most of these investments are expensed as incurred in research and development expense. Those that have reached technological feasibility are ultimately recorded in cost of revenue when leased, sold, or evaluated for net realizable value and therefore impact gross profit. Research and development expense totaled $9.7 million, $4.4 million, and $4.8 million in 2014, 2013, and 2012, respectively. Research and development costs may increase in the future as we continue to advance our existing technology and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination.

Seasonality

We often experience substantial fluctuations in net revenue from quarter to quarter and from year to year due to the fact that a single order for our energy recovery devices by a large EPC firm for a particular plant may represent significant revenue. In addition, historically our EPC customers tend to order a significant amount of equipment for delivery in the fourth quarter, and as a consequence, a significant portion of our annual sales typically occurs during the fourth quarter.

Intellectual Property

We seek patent protection for new technologies, inventions, and improvements that are likely to be incorporated into our products. We rely on patents, trade secret laws, and contractual safeguards to protect the proprietary tooling, processing techniques, and other know-how used in the production of our products. We have a robust intellectual property portfolio consisting of (i) U.S. and internationally issued patents and (ii) a number of U.S. and International pending patent applications.

We have registered the following trademarks with the United States Patent and Trademark office: “ERI,” “PX,” “PX Pressure Exchanger,” “Pressure Exchanger,” the Energy Recovery logo, “ERI Energy Recovery, Inc.”, and “Making Desalination Affordable.” We have also applied for and received registrations in international trademark offices.

Employees

As of December 31, 2014, we had 124 employees: 38 in manufacturing; 28 in corporate services and management; 36 in sales, service, and marketing; and 22 in engineering and R&D. Fourteen of these employees were located outside of the United States. We also engage a relatively small number of independent contractors from time to time. We have not experienced any work stoppages, and our employees are not unionized.

Item 1A — Risk Factors

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements as a result of various factors, including those set forth below.

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

In 2014 and in past years, customer buying patterns led to a significant portion of our sales occurring in the fourth quarter. This presents the risk that delays, cancellations, or other adverse events in the fourth quarter could have a substantial negative impact on annual results. Our results have fluctuated due to adverse timing of larger orders during the year, the effects of a global decline in new desalination plant construction stemming from global economic and financial pressures, and competition. It is difficult for us to anticipate our future results, and our stock price may be adversely affected by the risks discussed in this paragraph.

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

Our competitive position depends on our ability to establish and maintain proprietary rights in our technology and to protect our technology from copying by others. We rely on trade secret, patent, copyright, and trademark laws, as well as confidentiality agreements with employees and third parties, all of which may offer only limited protection. We hold a number of U.S. patents and patents outside the U.S. that are counterparts to the U.S. patents, and when their terms expire, we could become more vulnerable to increased competition. The protection of our intellectual property in some countries may be limited. We also do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented, or invalidated. Moreover, while we believe our issued patents are essential to the protection of our technology, the rights granted under any of our issued patents or patents that may be issued in the future may not provide us with proprietary protection or competitive advantages, and as with any technology, competitors may be able to develop similar or superior technologies now or in the future. In addition, our granted patents may not prevent misappropriation of our technology, particularly in foreign countries where intellectual property laws may not protect our proprietary rights as fully as those in the United States. This may render our patents impaired or useless and ultimately expose us to currently unanticipated competition. Protecting against the unauthorized use of our products, trademarks, and other proprietary rights is expensive, difficult, and in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Intellectual property litigation could result in substantial costs and diversion of management resources, either of which could harm our business.

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

In addition to intellectual property litigation risks discussed above, we are presently involved, and may become involved in the future, in various commercial and other disputes as well as related claims and legal proceedings that arise from time to time in the course of our business. We believe that we have substantial defenses in the matters currently pending; however, the process of settling or litigating claims is subject to uncertainties, and our views of these matters may change in the future. On January 20, 2015, we were named, among other defendants, in a purported class action on behalf of alleging securities act violations. These and any future lawsuits to which we may become a party will likely be expensive and time consuming to investigate, defend and resolve, and will divert our management’s attention. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could have an adverse effect our business, financial condition, or results of operations.

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

Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services, and borrowing under credit facilities. This has funded our operations, capital expenditures, and expansion. We may require additional capital from equity or debt financing in the future to fund our operations or respond to competitive pressures or strategic opportunities, such as an acquisition. We may not be able to secure such additional financing on favorable terms or at all. The terms of additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities that we issue could have rights, preferences, or privileges senior to those of existing or future holders of our common stock. If we are unable to obtain necessary financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges or opportunities could be significantly limited.

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

Sales of our products have to date been denominated principally in U.S. Dollars. The strengthening of the U.S. Dollar could increase the price of our products in the currency of the countries in which our customers are located. This may result in our customers seeking lower-priced suppliers, which could adversely impact our revenue, margins, and operating results. A larger portion of our international revenue may be denominated in foreign currencies in the future, which would subject us to increased risks associated with fluctuations in foreign exchange rates.

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

As a public company, SEC rules require that we maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of published financial statements in accordance with generally accepted accounting principles, or GAAP, in the United States. Accordingly, we are required to document and test our internal controls and procedures to assess the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. In the future, we may identify material weaknesses and deficiencies that we may not be able to remediate in a timely manner. If there are material weaknesses or deficiencies in our internal control, we will not be able to conclude that we have maintained effective internal control over financial reporting, or our independent registered public accounting firm may not be able to issue an unqualified report on the effectiveness of our internal control over financial reporting. As a result, our ability to report our financial results on a timely and accurate basis may be adversely affected, and investors may lose confidence in our financial information, which in turn could cause the market price of our common stock to decrease. We may also be required to restate our financial statements from prior periods. In addition, testing and maintaining internal control will require increased management time and resources. Any failure to maintain effective internal control over financial reporting could impair the success of our business and harm our financial results and an investor could lose all or a significant portion of his/her investment. If we have material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

●	Our past acquisition and future acquisitions could disrupt our business, impact our margins, cause dilution to our stockholders, or harm our financial condition and operating results.

We acquired privately-held Pump Engineering, LLC in late 2009, and in the future, we may invest in other companies, technologies, or assets. We may not realize the expected benefits from our past or future acquisitions. We may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot ensure that they will ultimately strengthen our competitive or financial position or that they will not be viewed negatively by customers, financial markets, investors, or the media. Acquisitions could also result in stockholder dilution or significant acquisition-related charges for restructuring, stock-based compensation, and the amortization of purchased technology and intangible assets. Expenses resulting from impairment of acquired goodwill, intangible assets, and purchased technology could also increase over time if the fair value of those assets decreases. A future change in market conditions, a downturn in our business, or a long-term decline in the quoted market price of our stock may result in a reduction of the fair value of acquisition-related assets. Any such impairment of goodwill or intangible assets could harm our operating results and financial condition. In addition, when we make an acquisition, we may have to assume some or all of that entity's liabilities, which may include liabilities that are not fully known at the time of the acquisition. Future acquisitions may reduce our cash available for operations and other uses. If we make future acquisitions, we may require additional cash or use shares of our common stock as payment, which would cause dilution to our existing stockholders.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. Disclosure requirements for the year 2014 are due in May of 2015.

Based on our purchasing policy and supplier selection, it is considered unlikely that any conflict minerals are used in the manufacturing of our products. Nevertheless, we are continuing a reasonable country of origin inquiry and have implemented a program of due diligence on the source and chain of custody for conflict minerals.

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

●

Global oil price deflation may result in the delay or cancellation of projects by oil and gas exploration and production customers thus negatively affecting the rate of our market penetration and consequently revenue.

There is a historical correlation between a strong U.S. dollar and declining oil prices. Emerging market economies, those dependent on commodity exports, and especially those for whom oil exports make up a significant percent of total exports, may be unable to retrofit or expand their oil exploration, production, and gas processing infrastructure thus negatively impacting our addressable market and future revenue. Additionally, oil price deflation may lead to widespread bankruptcies and defaults by exploration, production, and processing customers which may further negatively affect our addressable markets and financial performance.

●	We may be unable to fully develop or commercialize our VorTeq hydraulic pumping solution which may materially impact our financial condition and future growth.

We have invested and will continue to invest a substantial amount of financial and human resource capital in our initiative to develop, test, and eventually commercialize our VorTeq hydraulic pumping solution. If we are unable to commercialize our solution, field tests are not favorable or general frac industry environmental and regulatory issues negatively affect frac site operators, the introduction of the VorTeq hydraulic pumping solution may be delayed or even cancelled resulting in a material impact on our financial condition and future growth.

Item 1B — Unresolved Staff Comments

None

Item 2 — Properties

We lease approximately 170,000 square feet of space in San Leandro, California for product manufacturing, R&D, and executive headquarters under a lease that expires in November of 2019. We believe that this facility will be adequate for our purposes for the foreseeable future. Additionally, we lease sales offices in Dubai, United Arab Emirates and Shanghai, Peoples Republic of China.

Item 3 — Legal Proceedings

See Note 9 — Commitments and Contingencies to the Consolidated Financial Statements in Item 8 of this report, under the heading “Litigation,” which is incorporated by reference into this Item 3, for a description of the lawsuits pending against us.

Item 4 — Mine Safety Disclosures

Not applicable.

PART II

Item 5 — Market for the Registrant’s Common Stock Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the NASDAQ Global Select Market under the symbol “ERII” since July 2, 2008.

The following table sets forth the high and low intra-day sales prices of our common stock for the periods indicated.

	2014		2013
	High	Low	High	Low
First Quarter	$6.98	$3.82	$5.13	$3.30
Second Quarter	$6.18	$4.10	$4.50	$3.24
Third Quarter	$5.15	$3.54	$7.75	$3.99
Fourth Quarter	$5.42	$3.30	$7.55	$4.56

Stockholders

As of February 28, 2015, there were approximately 38 stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

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

Stock Repurchase Program

The following table summarizes the stock repurchase activity during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
Oct. 1 – Oct. 31, 2014	329,253	$3.651	329,253	2,303,147
Nov. 1 – Nov. 30, 2014	—	—	—	—
Dec. 1 – Dec. 31, 2014	—	—	—	—
Total for the period Oct. 1 – Dec. 31, 2014	329,253	$3.651	329,253	—

In February 2014, our Board of Directors authorized a stock repurchase program under which up to three million shares, not to exceed $6.0 million in aggregate cost, of our outstanding common stock could be repurchased through December 31, 2014 at the discretion of management. During the year ended December 31, 2014, 696,853 shares at an aggregate cost of $2.8 million were repurchased under this authorization. This 2014 repurchase authorization expired on December 31, 2014.

A stock repurchase program was not in place during 2013, therefore no shares were repurchased during that year.

In June 2011, our Board of Directors authorized a stock repurchase program under which up to five million shares of our outstanding common stock could be repurchased through its expiration date of June 2012 at the discretion of management. A total of 1,782,603 shares at an aggregate cost of $4.0 million were repurchased under this authorization during the year ending December 31, 2012. This 2011 repurchase authorization expired in June 2012.

Sales of Unregistered Securities

During the year ended December 31, 2014, warrants to purchase 450,000 shares of common stock were exercised. Warrants to purchase 50,000 shares of common stock were exercised for cash at a price of $1.00 per share. The proceeds received from this exercise totaled $50,000. Warrant to purchase 400,000 shares of common stock were exercised for 311,111 shares of common stock in lieu of cash proceeds. The remaining 88,889 warrants were cancelled and considered payment for the exercise.

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

During the year ended December 31, 2012, warrants to purchase 20,000 shares of common stock were exercised for cash at a price of $0.20 per share. The proceeds received from this exercise totaled $4,000. See Note 11 — “Stockholders’ Equity,” included in “Item 8 — Financial Statements and Supplementary Data” in this Report for additional information, included herein, relating to these warrants which were issued in 2004 and 2005, prior to our initial public offering.

These shares issued pursuant to the warrants were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption set forth in Section 4(2) of that Act for transactions not involving a public offering.

Stock Performance Graph

The following graph shows the cumulative total stockholder return of an investment of $100 on December 31, 2009 in (i) our common stock, (ii) common stock of a selected group of peer issuers (“Peer Group”), and (iii) the NASDAQ Composite Index. Cumulative total return assumes the reinvestment of dividends, although dividends have never been declared on our stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The NASDAQ Composite Index tracks the aggregate price performance of equity securities traded on the NASDAQ. The Peer Group tracks the weighted average price performance of equity securities of seven companies in our industry: Consolidated Water Co. Ltd.; Flowserve Corp.; Hyflux Ltd., Kurita Water Industries Ltd.; Pentair Ltd.; Tetra Tech, Inc.; and The Gorman-Rupp Company. The return of each component issuer of the Peer Group is weighted according to the respective issuer’s stock market capitalization at the end of each period for which a return is indicated. Our stock price performance shown in the graph below is not indicative of future stock price performance.

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN *

Among Energy Recovery Inc., The NASDAQ Composite Index,

And A Peer Group

* Graph represents the value of $100 invested on December 31, 2009 in stock or index, including reinvestment of dividends as of the fiscal year ending December 31.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Energy Recovery, Inc.	100.00	53.20	37.50	49.42	80.67	76.60
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
Peer Group	100.00	112.77	94.91	122.55	179.51	152.52

Item 6 — Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in this Report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Net revenue	$30,426	$43,045	$42,632	$28,047	$45,853
Cost of revenue	13,713	17,323	22,419	20,248	23,781
Gross profit	16,713	25,722	20,213	7,799	22,072
Operating expenses:
General and administrative	14,139	15,192	15,146	16,745	14,471
Sales and marketing	10,525	7,952	7,290	7,997	8,205
Research and development	9,690	4,361	4,774	3,526	3,943
Amortization of intangible assets	842	921	1,042	1,360	2,624
Restructuring charges	—	184	369	3,294	—
Impairment of intangibles	—	—	1,020	—	—
Loss (gain) on fair value remeasurement	—	—	—	171	(2,147)
Proceeds from litigation settlement	—	—	(775)	—	—
Total operating expenses	35,196	28,610	28,866	33,093	27,096
Loss from operations	(18,483)	(2,888)	(8,653)	(25,294)	(5,024)
Other income (expense):
Interest expense	—	—	(6)	(34)	(73)
Other non-operating income (expense), net	69	109	143	184	(137)
Loss before income taxes	(18,414)	(2,779)	(8,516)	(25,144)	(5,234)
Provision for (benefit from) income taxes	291	327	(262)	1,299	(1,626)
Net loss	$(18,705)	$(3,106)	$(8,254)	$(26,443)	$(3,608)
Loss per share – basic and diluted	$(0.36)	$(0.06)	$(0.16)	$(0.50)	$(0.07)
Number of shares used in per share calculations:
Basic and diluted	51,675	51,066	51,452	52,612	52,072

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheets Data:
Cash and cash equivalents	$15,501	$14,371	$16,642	$18,507	$55,338
Short-term investments	13,072	5,856	9,497	11,706	—
Long-term investments	267	13,694	4,773	11,198	—
Total assets	85,941	101,935	104,554	110,713	133,917
Long-term liabilities	4,501	4,338	4,317	3,880	2,770
Total liabilities	16,023	15,020	17,173	13,759	13,117
Total stockholders’ equity	69,918	86,915	87,381	96,954	120,800

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis is intended to help the reader understand our results of operations and financial condition. It should be read in conjunction with the Consolidated Financial Statements and related Notes included in “Item 8 — Financial Statements and Supplementary Data” in this Report.

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

Our energy recovery devices are primarily used in seawater reverse osmosis desalination. We have invested significant research and development costs to expand into other pressurized fluid flow industries such as oil and gas. In 2014, we introduced a new product for the fracking industry, the VorTeq hydraulic pumping solution.

A significant portion of our net revenue typically has been generated by sales to a limited number of large engineering, procurement, and construction, or EPC, firms, which are involved with the design and construction of larger desalination plants. Sales to these firms often involve a long sales cycle, which can range from 6 to 16 months and, in some cases, up to 24 months. A single large desalination project can generate an order for numerous energy recovery devices and generally represents an opportunity for significant revenue. We also sell our devices to many small- to medium-sized original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer energy recovery devices per plant, and have shorter sales cycles. In the oil and gas market, we currently have pilot devices installed and new devices pending installation for major oil and gas customers worldwide. For the year ended December 31, 2014, we recognized oil and gas revenue from the operating lease and lease buy-out of an IsoGen system to a customer in Saudi Arabia. For the years ended December 31, 2013 and 2012, we did not recognize any revenue from shipments of our oil and gas products.

We often experience substantial fluctuations in net revenue from quarter to quarter and from year to year due to the fact that a single order for our energy recovery devices by a large EPC firm for a particular plant may represent significant revenue. In addition, historically our EPC customers tend to order a significant amount of equipment for delivery in the fourth quarter, and as a consequence, a significant portion of our annual sales typically occurs during that quarter. The historical pattern of significant sales occurring in the fourth quarter was reflected in that period in 2014, 2013, and 2012.

A limited number of our customers account for a substantial portion of our net revenue and accounts receivable. Revenue from customers representing 10% or more of net revenue varies from period to period. For the years ended December 31, 2014, 2013, and 2012, one customer per year accounted for approximately 14%, 15%, and 16%, respectively, of our net revenue. See Note 14 — “Concentrations” in the Notes to the Consolidated Financial Statements for further details on customer concentration.

During the years ended December 31, 2014, 2013, and 2012, most of our net revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our revenue for the foreseeable future.

Our revenue is principally derived from the sale of our energy recovery devices. We also derive revenue from the sale of our high-pressure and circulation pumps, which we manufacture and sell in connection with our energy recovery devices for use in desalination plants. Additionally, we receive revenue from the sale of spare parts and services, including start-up and commissioning services that we provide for our customers. In 2014, we recognized oil & gas revenue from the operating lease and lease buy-out of an IsoGen system.

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

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 2 — “Summary of Significant Accounting Policies,” included in “Item 8 — Financial Statements and Supplementary Data” in this Report.

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

The specified product performance criteria for our PX device pertain to the ability of our product to meet its published performance specifications and warranty provisions, which our products have demonstrated on a consistent basis. This factor, combined with historical performance metrics, provides our management with a reasonable basis to conclude that its PX device will perform satisfactorily upon commissioning of the plant. To ensure this successful product performance, we provide service consisting principally of supervision of customer personnel and training to the customers during the commissioning of the plant. The installation of the PX device is relatively simple, requires no customization, and is performed by the customer under the supervision of our personnel. We defer the value of the service and training component of the contract and recognize such revenue as services are rendered. Based on these factors, our management has concluded that, for sale of PX devices, delivery and performance have been completed upon shipment or delivery when title transfers based on the shipping terms.

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

The commissioning services’ element of our contracts represents an incidental portion of the total contract price. The allocable consideration for these services relative to that for the underlying products has been well under 1% of any arrangement. Commissioning is often bundled into the large stand-alone contracts, and we frequently sell products without commissioning since our product can be easily installed in a plant without supervision. These facts and circumstances validate that the delivered element has value on a stand-alone basis and should be considered a separate unit of accounting.

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

Shipping and handling charges billed to customers are included in net revenue. The cost of shipping to customers is included in cost of revenue

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

Stock-Based Compensation

We measure and recognize stock-based compensation expense based on the fair value measurement for all stock-based awards made to our employees and directors — including restricted stock units, restricted shares, and employee stock options — over the requisite service period (typically the vesting period of the awards). The fair value of restricted stock units and restricted stock is based on our stock price on the date of grant. The fair value of stock options is calculated on the date of grant using the Black-Scholes option pricing model, which requires a number of complex assumptions including expected life, expected volatility, risk-free interest rate, and dividend yield. The estimation of awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised. See Note 12 — “Stock-Based Compensation” for further discussion of stock-based compensation

Goodwill and Other Intangible Assets

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

Acquired intangible assets with determinable useful lives are amortized on a straight-line or accelerated basis over the estimated periods benefited, ranging from one to 20 years. Acquired intangible assets with contractual terms are amortized over their respective legal or contractual lives. Customer relationships and other non-contractual intangible assets with determinable lives are amortized over periods ranging from five to 20 years. Patents developed internally between 1995 and 2008 were recorded at cost and amortized on a straight-line basis over their expected useful life of 16 to 20 years. Since 2009, internally generated patent costs have been expensed as incurred.

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

When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. Accordingly, with the launch of the Company’s new branding strategy in the fourth quarter of 2012 and the discontinuation of the use of the trademarks “PEI” and “Pump Engineering”, we recorded an impairment charge of $1.0 million in our Consolidated Statements of Operations for the year ended December 31, 2012. No additional impairment of intangibles was recorded in the years ended December 31, 2014 or 2013. See Note 6 — “Goodwill and Intangible Assets” for further details related to acquired intangible assets.

Goodwill is not amortized, but is evaluated annually for impairment at the reporting unit level or when indicators of a potential impairment are present. Such indicators would normally include a significant reduction in our market capitalization, a decrease in operating results, or a deterioration in our financial position. We operate under a single reporting unit, and accordingly, all of our goodwill is associated with the entire company. Consequently, the annual evaluation for the impairment of goodwill is based on our market capitalization. For the years ending December 31, 2014 and 2013, we determined that, based on our market capitalization, goodwill was not impaired.

As of December 31, 2014 and 2013, acquired intangibles, including goodwill, relate to the acquisition of Pump Engineering, LLC during the fourth quarter of 2009. See Note 6 — “Goodwill and Intangible Assets” for further discussion of intangible assets.

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

Inventories

Prior to January 1, 2014, inventories were stated at the lower of cost (using the weighted average cost method) or market. Effective, January 1, 2014, with the final implementation of our new enterprise resource planning (“ERP”) system, we changed our method of accounting for inventories from the weighted average cost method to the first-in, first-out (“FIFO”) method. We believe that the change is preferable, as the FIFO method better reflects the current value of inventories and provides more accurate matching of manufacturing costs and revenues. We calculate inventory valuation adjustments for excess and obsolete inventory based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts

Income Taxes

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

Deferred income taxes are provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining whether and to what extent any valuation allowance is needed on our deferred tax assets. In making such a determination, we consider all available positive and negative evidence including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. As of December 31, 2014, we have a valuation allowance of approximately $20.4 million to reduce our deferred income tax assets to the amount expected to be realized. See Note 10 — “Income Taxes” for further discussion of the tax valuation allowance.

Our operations are subject to income and transaction taxes in the U.S. and in foreign jurisdictions. Significant estimates and judgments are required in determining our worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

Results of Operations

2014 Compared to 2013

The following table sets forth certain data from our operating results as a percentage of revenue for the years indicated:

	For the Year Ended December 31,
	2014		2013		Change Increase (Decrease)
Results of Operations: **
Net revenue	$30,426	100%	$43,045	100%	$(12,619)	(29%)
Cost of revenue	13,713	45%	17,323	40%	(3,610)	(21%)
Gross profit	16,713	55%	25,722	60%	(9,009)	(35%)
Operating expenses:
General and administrative	14,139	46%	15,192	35%	(1,053)	(7%)
Sales and marketing	10,525	35%	7,952	18%	2,573	32%
Research and development	9,690	32%	4,361	10%	5,329	122%
Amortization of intangible assets	842	3%	921	2%	(79)	(9%)
Restructuring charges	—	*	184	*	(184)	(100%)
Total operating expenses	35,196	116%	28,610	66%	6,586	23%
Loss from operations	(18,483)	(61%)	(2,888)	(7%)	(15,595)	(540%)
Other income (expense):
Other non-operating income (expense), net	69	*	109	*	(40)	(37%)
Net loss before income tax	(18,414)	(61%)	(2,779)	(6%)	(15,635)	(563%)
Provision for (benefit from) income tax expense	291	1%	327	1%	(36)	(11%)
Net loss	$(18,705)	(61%)	$(3,106)	(7%)	$(15,599)	(502%)

*	Not meaningful
**	Percentages may not add up to 100% due to rounding

Net revenue

Our net revenue decreased by $12.6 million, or 29%, to $30.4 million for the year ended December 31, 2014 from $43.0 million for the year ended December 31, 2013. The decrease in revenue was primarily due to significantly lower mega-project (MPD) shipments in the current year compared to the previous year as well as lower OEM shipments. Of the $12.6 million decrease in revenue, $13.2 million related to MPD sales and $1.9 million related to OEM sales. The decreases in MPD and OEM sales were offset by $1.7 million of higher aftermarket shipments and $784,000 of revenue attributable to an oil & gas operating lease and lease buy-out.

Although we operate under one reportable segment, we categorize revenue based on the type of energy recovery device and its related products and services. Revenue by product category and as a percentage of net revenue was as follows:

	Years Ended December 31,
	2014		2013
PX devices and related products and services	$20,897	69%	$34,319	80%
Turbochargers and pumps and related products and services	8,745	28%	8,726	20%
Oil and gas product operating lease	784	3%	—	—
Total net revenue	$30,426	100%	$43,045	100%

Revenue attributable to domestic and international sales and as a percentage of net revenue was as follows:

	Years Ended December 31,
	2014		2013
Domestic revenue	$1,273	4%	$5,437	13%
International revenue	29,153	96%	37,608	87%
Total net revenue	$30,426	100%	$43,045	100%

Gross profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. The largest component of our cost of revenue is raw materials. For the year ended December 31, 2014, gross profit as a percentage of net revenue was 55% compared to 60% for the year ended December 31, 2013.

The decrease in gross profit as a percentage of net revenue in 2014 compared to 2013 was primarily due to lower production volume and a shift in product mix toward turbochargers and pumps. The shift in product mix causes a decrease in total gross profit as turbochargers and pumps have a lower gross profit margin compared to PX devices.

Future gross profit is highly dependent on the product and customer mix of our net revenue, overall market demand and competition, and the volume of production in our manufacturing plant that determines our operating leverage. Accordingly, we are not able to predict our future gross profit levels with certainty. We do believe, however, that the levels of gross profit margin are sustainable to the extent that volume persists, our product mix favors PX devices, pricing remains stable, and we continue to realize cost saving through production efficiencies and enhanced yields.

Manufacturing average headcount decreased to 40 for the year ended December 31, 2014 from 44 for the year ended December 31, 2013.

Stock-based compensation expense included in cost of revenue was $101,000 for the year ended December 31, 2014 and $74,000 for the year ended December 31, 2013.

General and administrative

General and administrative expense decreased by $1.1 million, or 7%, to $14.1 million for the year ended December 31, 2014 from $15.2 million for the year ended December 31, 2013. General and administrative expense as a percentage of net revenue increased to 46% for the year ended December 31, 2014 compared to 35% for the year ended December 31, 2013 primarily due to lower net revenue period over period.

Of the $1.1 million net decrease in general and administrative expense, $1.8 million primarily related to compensation and employee-related benefits associated with the redeployment of personnel to oil & gas development, $850,000 related to the reversal of VAT expensed in 2011 and prior for which we subsequently sought recovery and a refund was received from the Spanish authorities during 2014, $149,000 related to the fair value remeasurement of the contingent consideration settled in 2014, and $0.2 million related to bad debt expense, occupancy costs, and other taxes. Offsetting the decreases was an increase of $2.0 million related to professional, legal, and other administrative costs, including that related to the termination of the former Senior Vice-President of Sales.

General and administrative average headcount decreased to 27 for the year ended December 31, 2014 from 28 for the year ended December 31, 2013.

Stock-based compensation expense included in general and administrative expense was $1.2 million for the year ended December 31, 2014 and $1.5 million for the year ended December 31, 2013.

Sales and marketing

Sales and marketing expense increased by $2.6 million, or 32%, to $10.5 million for the year ended December 31, 2014 from $8.0 million for the year ended December 31, 2013. Sales and marketing expense as a percentage of net revenue increased to 35% for the year ended December 31, 2014 from 18% for the year ended December 31, 2013, primarily due to higher sales and marketing expense and lower net revenue period over period.

Of the $2.6 million net increase in sales and marketing expense, $2.0 million related to compensation and employee-related benefits related to increased headcount including those redeployed from general and administrative and $1.1 million related to marketing, professional, occupancy, and other sales and marketing costs. The increases were offset by a decrease of $0.5 million related to sales commissions.

Sales and marketing average headcount increased to 33 for the year ended December 31, 2014 from 26 for the year ended December 31, 2013.

Stock-based compensation expense included in sales and marketing expense was $487,000 for the year ended December 31, 2014 and $424,000 for the year ended December 31, 2013.

Sales and marketing expenditures may increase in the future as we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination.

Research and development

Research and development expense increased by $5.3 million, or 122%, to $9.7 million for the year ended December 31, 2014 from $4.4 million for the year ended December 31, 2013. Research and development expense as a percentage of net revenue increased to 32% for the year ended December 31, 2014 from 10% for the year ended December 31, 2013, primarily due to increased research and development costs and lower net revenue period over period.

Of the $5.3 million increase in research and development expense, $4.4 million related to direct R&D project costs associated with new product initiatives, $0.7 million related to compensation, employee-related benefits, and occupancy costs, and $0.2 million related to consulting and professional services.

Research and development average headcount increased to 19 for the year ended December 31, 2014 from 17 for the year ended December 31, 2013.

Stock-based compensation expense included in research and development expense was $342,000 for the year ended December 31, 2014 and $197,000 for the year ended December 31, 2013.

Research and development expenditures may increase in the future as we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination.

Amortization of intangible assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. These intangible assets include developed technology, non-compete agreements, backlog, trademarks, and customer relationships. Amortization expense decreased by $79,000, or 9%, to $0.8 million for the year ended December 31, 2014 from $0.9 million for the year ended December 31, 2013. The decrease was due to a $66,000 decrease in the amortization amount for customer relationships related to the sum-of-the-years-digits amortization calculation and $13,000 related to the full amortization of all intangibles, except developed technology, in November of 2014.

Restructuring charges

The decrease in restructuring charges was due to the sale of the final asset associated with the restructuring plan to consolidate our North American production activity being completed in September 2013. Net proceeds from the sale totaled $1.2 million, resulting in a loss on sale for these assets of $140,000, which was recorded in restructuring charges during the year ended December 31, 2013. Additional restructuring charges during the year ended December 31, 2013 included an impairment loss on assets held for sale of $44,000 to reflect the market value of the land and building. There were no restructuring charges in 2014.

Non-operating income (expense), net

Non-operating income (expense), net, decreased by $40,000 to income of $69,000 for the year ended December 31, 2014 from income of $109,000 for the year ended December 31, 2013. The decrease was due to $147,000 of unfavorable impacts from net foreign currency losses offset by higher interest and other income of $107,000 compared to the prior period.

Income taxes

The income tax provision was $0.3 million for both the year ended December 31, 2014 and for the year ended December 31, 2013. The tax provision of $0.3 million for the year ended December 31, 2014, consisted of tax expense of $317,000 related to the deferred tax effects associated with the amortization of goodwill and $17,000 related to state and other taxes. The tax expenses were offset by $42,000 of tax benefit associated with foreign currency translation adjustments recorded in other comprehensive income.

The tax provision of $0.3 million for the year ended December 31, 2013, consisted of tax expense of $227,000 related to the deferred tax effects associated with the amortization of goodwill, $97,000 related to our federal tax to actual provision adjustment, and $3,000 of state and other taxes.

2013 Compared to 2012

The following table sets forth certain data from our historical operating results as a percentage of revenue for the years indicated:

	For the Year Ended December 31,
	2013		2012		Change Increase (Decrease)
Results of Operations: **
Net revenue	$43,045	100%	$42,632	100%	$413	1%
Cost of revenue	17,323	40%	22,419	53%	(5,096)	(23% )
Gross profit	25,722	60%	20,213	47%	5,509	27%
Operating expenses:
General and administrative	15,192	35%	15,146	36%	46	0%
Sales and marketing	7,952	18%	7,290	17%	662	9%
Research and development	4,361	10%	4,774	11%	(413)	(9% )
Amortization of intangible assets	921	2%	1,042	2%	(121)	(12% )
Restructuring charges	184	0	369	1%	(185)	(50% )
Impairment of intangibles	—	0	1,020	2%	(1,020)	(100% )
Proceeds from litigation settlement	—	0	(775)	(2% )	775	100%
Total operating expenses	28,610	66%	28,866	68%	(256)	(1% )
Loss from operations	(2,888)	(7% )	(8,653)	(20% )	5,765	67%
Other income (expense):
Interest expense	—	0	(6)	0	6	100%
Other non-operating income (expense), net	109	0	143	0	(34)	(24% )
Net loss before income tax	(2,779)	(6% )	(8,516)	(20% )	5,737	67%
Provision for (benefit from) income tax expense	327	1%	(262)	(1% )	589	225%
Net loss	$(3,106)	(7% )	$(8,254)	(19% )	$5,148	62%

*	Not meaningful
**	Percentages may not add up to 100% due to rounding

Net revenue

Net revenue increased by $0.4 million, or 1%, to $43.0 million for the year ended December 31, 2013 from $42.6 million for the year ended December 31, 2012. The increase in revenue was primarily due to strong performance in the fourth quarter of 2013. Strong OEM and aftermarket sales in 2013 contributed significantly to the increase in net revenue from 2012. The increase was offset by lower mega-project revenue as compared to 2012.

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

Gross profit

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

Stock-based compensation expense included in cost of revenue was $74,000 for the year ended December 31, 2013 and $101,000 for the year ended December 31, 2012.

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

Stock-based compensation expense included in sales and marketing expense was $424,000 for the year ended December 31, 2013 and $522,000 for the year ended December 31, 2012.

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

Stock-based compensation expense included in research and development expense was $197,000 for the year ended December 31, 2013 and $139,000 for the year ended December 31, 2012.

Amortization of intangible assets

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

Liquidity and Capital Resources

Our primary source of cash historically has been proceeds from the issuance of common stock, customer payments for our products and services, and borrowings under credit facilities. From January 1, 2005 through December 31, 2014, we issued common stock for aggregate net proceeds of $86.9 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of December 31, 2014, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $15.5 million, which are invested primarily in money market funds; short- and long-term investments in marketable debt securities of $13.3 million; and accounts receivable of $10.9 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We currently have unbilled receivables pertaining to customer contractual holdback provisions, whereby we will invoice the final retention payment(s) due under certain sales contracts generally six to 24 months after the product has been shipped to the customer and revenue has been recognized. The customer holdbacks represent amounts intended to provide a form of security for the customer; accordingly, these receivables have not been discounted to present value. At December 31, 2014 and 2013, we had $1.8 million and $6.6 million, respectively, of short and long-term unbilled receivables.

In 2009, we entered into a loan and security agreement (the “2009 Agreement”) with a financial institution. The 2009 Agreement, as amended, provided a total available credit line of $16.0 million. Under the 2009 Agreement, we were allowed to draw advances of up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for stand-by letters of credit, provided that the aggregate of the outstanding advances and collateral did not exceed the total available credit line of $16.0 million. Any advances under the revolving line of credit would incur interest based on a prime rate index or on LIBOR plus 1.375%.

During the periods presented, we provided certain customers with stand-by letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements. Some of these stand-by letters of credit were issued under our 2009 Agreement. The stand-by letters of credit generally terminate within 12 to 48 months from issuance. As of December 31, 2014, the amounts outstanding on stand-by letters of credit collateralized under our 2009 Agreement totaled approximately $2.3 million.

The 2009 Agreement, as amended, required us to maintain a cash collateral balance equal to at least 101% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances. The 2009 Agreement expired at the end of May 2012. Once the 2009 Agreement expired, we were required to maintain a cash collateral balance equal to at least 105% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances. There were no advances drawn on the line of credit under the 2009 Agreement at the time of its expiration. As of December 31, 2014, restricted cash related to the remaining stand-by letters of credit issued under the 2009 Agreement was approximately $2.4 million. All of this $2.4 million cash restricted was classified as current. The restricted cash related to the outstanding stand-by letters of credit under the 2009 Agreement is expected to be released at various dates through 2015.

On June 5, 2012, we entered into a loan and security agreement (the “2012 Agreement”) with another financial institution. The 2012 Agreement provides for a total available credit line of $16.0 million. Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans. The total stand-by letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. At no time may the aggregate of the revolving loans and stand-by letters of credit exceed the total available credit line of $16.0 million. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate plus 0% or a Eurodollar loan that bears interest equal to the adjusted LIBOR rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line.

The 2012 Agreement requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement matures on June 5, 2015 and is collateralized by substantially all of our assets. There were no advances drawn under the 2012 Agreement’s line of credit as of December 31, 2014. As of December 31, 2014, the amount outstanding on stand-by letters of credit collateralized under the 2012 Agreement totaled $3.1 million, and restricted cash related to the stand-by letters of credit issued under the 2012 Agreement was $3.1 million. Of the $3.1 million cash restricted, $0.2 million was classified as current and $2.9 million was non-current.

Cash Flows from Operating Activities

Net cash (used in) provided by operating activities was $(3.7) million, $2.1 million, and $(4.4) million for the years ended December 31, 2014, 2013, and 2012, respectively. For the years ended December 31, 2014. 2013, and 2012, net losses of $(18.7) million, $(3.1) million, and $(8.3) million, respectively, were adjusted to $(10.9) million, $3.8 million, and $1.7 million, respectively, by non-cash items totaling $7.8 million, $6.9 million, and $10.0 million, respectively.

Non-cash adjustments in 2014 primarily included $4.0 million of depreciation and amortization, $2.1 million of stock-based compensation, $0.7 million of deferred income taxes and other non-cash items, $0.4 million of amortization of premiums paid on investments, $0.3 million of reserves for doubtful accounts, $0.3 million of valuation adjustments to excess and obsolete inventory reserves, a $0.2 million provision for warranty claims, $(0.2) million related to the change in fair value of a contingent consideration, and $(0.1) million of unrealized gains on foreign currency transactions.

Non-cash adjustments in 2013 primarily included $3.8 million of depreciation and amortization, $2.2 million of stock-based compensation, $0.4 million of amortization of premiums paid on investments, $0.3 million of valuation adjustments to excess and obsolete inventory reserves, $0.2 million of deferred income taxes, $0.2 million of restructuring charges related to the impairment of assets held for sale, a $0.1 million provision for warranty claims, and $(0.3) million of change in warranty reserve estimates.

Non-cash adjustments in 2012 primarily included $3.8 million of depreciation and amortization, $2.6 million of stock-based compensation, $1.0 million of trademark impairment, $0.9 million of valuation adjustments to excess and obsolete inventory reserves, $0.6 million provision for warranty claims, and $0.5 million of amortization of premiums paid on investments.

The net cash effect from changes in operating assets and liabilities was $7.2 million, $(1.7) million and $(6.2) million for the years ended December 31, 2014, 2013, and 2012, respectively. Net changes in assets and liabilities in 2014 were primarily attributable to an $8.9 million decrease in accounts receivable and unbilled receivables as a result of lower sales and the collection of outstanding amounts, a $1.9 million increase in accrued expenses and other liabilities related to increased legal expense and litigation matters, and a $0.6 million increase in accounts payable due to the timing of payments to employees, vendors, and other third parties. These were offset by a $3.6 million increase in inventory of which $2.3 million was an increase in finished goods principally related to a large MPD shipment built in the fourth quarter of 2014 but expected to ship in the first quarter of 2015, a $0.3 increase in prepaid expenses, and a $0.3 million decrease in deferred revenue.

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

Net changes in assets and liabilities in 2012 were primarily attributable to a $11.6 million increase in accounts receivable and unbilled receivables as a result of invoicing and for large projects, offset by a $2.7 million increase in accounts payable and accrued liabilities as a result of the timing of payments to employees, vendors, and other third parties, a $1.8 million decrease in inventory as a result of order processing and product shipments, a $0.7 million decrease in prepaid expenses, and a $0.2 million decrease in deferred revenue.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to maturities and purchases of marketable securities to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk, capital expenditures to support our growth, and changes in our restricted cash used to collateralize our stand-by letters of credit and other contingent considerations.

Net cash provided by (used in) investing activities was $6.5 million, $(4.9) million, and $6.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. Cash provided in 2014 was primarily attributable $6.0 million in maturities of investments and the release of $3.3 million of restricted cash primarily related to the settlement of a contingent consideration. These were offset by $2.6 million of capital expenditures and a $0.2 million purchase of additional investments.

Cash used in 2013 was primarily attributable to $15.3 million used to invest in marketable securities and $1.1 million used for capital expenditures. These uses were offset by $9.6 million of maturities of investments, $1.2 million proceeds from the sale of property and equipment, and the release of $0.8 million of restricted cash primarily related to the maturing of stand-by letters of credit.

Cash provided in 2012 was primarily attributable to $13.1 million in maturities of investments and the release of $1.3 million of restricted cash primarily related to the maturing of stand-by letters of credit. These were offset by the reinvesting of $5.0 million in marketable securities and capital expenditures of $2.8 million.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(1.8) million, $0.5 million, and $(4.1) million for the years ending December 31, 2014, 2013, and 2012, respectively. Net cash used in 2014 was primarily due to the use of $2.8 million to repurchase our common stock and $1.4 million to pay a contingent consideration. These uses were offset by $2.4 million received from the issuance of common stock related to option and warrant exercises.

Net cash provided in 2013 was primarily due to $0.5 million of cash received from the issuance of common stock related to option and warrant exercises.

Net cash used in 2012 was primarily due to the use of $4.0 million to repurchase our common stock and $0.2 million for debt and capital lease payments. The uses were offset by $0.1 million of cash received from the issuance of stock related to option exercises and the repayment of notes receivable.

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

The following is a summary of our contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
Payments Due During Year Ending December 31,	Operating Leases	Purchase Obligations(1)	Total
2015	$1,560	$1,059	$2,619
2016	1,576	—	1,576
2017	1,567	—	1,567
2018	1,591	—	1,591
2019	1,398	—	1,398
	$7,692	$1,059	$8,751

(1)	Purchase obligations are related to open purchase orders for materials and supplies.

This table excludes agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of December 31, 2014, we believe that our exposure related to these guarantees and indemnities as of December 31, 2014 was not material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” included in “Item 8 — Financial Statements and Supplementary Data” in this Report regarding the impact of certain recent accounting pronouncements on our Consolidated Financial Statements.

Item 7A — Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Risk

The majority of our revenue contracts have been denominated in United States Dollars. In some circumstances, we have priced certain international sales in Euros. The amount of revenue recognized and denominated in Euros amounted to $0.9 million, $39,000, and $0.6 million in 2014, 2013, and 2012, respectively. We experienced a net foreign currency loss of approximately $18,000, $3,000, and $22,000, related to our revenue contracts for the years ended December 31, 2014, 2013, and 2012, respectively.

As we expand our international sales, we expect that a portion of our revenue could continue to be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates. Our international sales and marketing operations incur expense that is denominated in foreign currencies. This expense could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the United States Dollar versus the Euro, AED, CNY, and CAD. Changes in currency exchange rates could adversely affect our consolidated operating results or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. To decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. We have not hedged our exposure to changes in foreign currency exchange rates because expenses in foreign currencies have been insignificant to date, and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Risk and Credit Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents, short-term investments, and long-term investments. At December 31, 2014, our short-term investments and long-term investments totaled approximately $13.3 million. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality short-term and long-term debt instruments of the U.S. government and its agencies as well as high-quality corporate issuers. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than 18 months. A hypothetical 1% increase in interest rates would have resulted in an approximately $61,000 decrease in the fair value of our fixed-income debt securities as of December 31, 2014.

In addition to interest rate risk, our investments in marketable debt securities are subject to potential loss of value due to counterparty credit risk. To minimize this risk, we invest pursuant to a Board-approved investment policy. The policy mandates high credit rating requirements and restricts our exposure to any single corporate issuer by imposing concentration limits.

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Energy Recovery, Inc.

San Leandro, California

We have audited the accompanying consolidated balance sheets of Energy Recovery, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule (“schedule”) listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Energy Recovery, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Energy Recovery, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 5, 2015

ENERGY RECOVERY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except share data and par value)
ASSETS
Current assets:
Cash and cash equivalents	$15,501	$14,371
Restricted cash	2,623	4,311
Short-term investments	13,072	5,856
Accounts receivable, net of allowance for doubtful accounts of $155 and $241 at December 31, 2014 and 2013	10,941	15,222
Unbilled receivables, current	1,343	5,442
Inventories	8,204	4,955
Deferred tax assets, net	240	698
Prepaid expenses and other current assets	1,317	1,018
Total current assets	53,241	51,873
Restricted cash, non-current	2,850	4,468
Unbilled receivables, non-current	414	1,197
Long-term investments	267	13,694
Property and equipment, net	13,211	13,903
Goodwill	12,790	12,790
Other intangible assets, net	3,166	4,008
Other assets, non-current	2	2
Total assets	$85,941	$101,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,817	$1,209
Accrued expenses and other current liabilities	8,427	7,963
Income taxes payable	4	22
Accrued warranty reserve	755	709
Deferred revenue	519	779
Total current liabilities	11,522	10,682
Deferred tax liabilities, non-current, net	1,989	2,131
Deferred revenue, non-current	59	130
Other non-current liabilities	2,453	2,077
Total liabilities	16,023	15,020
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 54,398,421 shares issued and 51,918,965 shares outstanding at December 31, 2014 and 53,136,704 shares issued and 51,354,101 shares outstanding at December 31, 2013	54	53
Additional paid-in capital	124,440	119,932
Accumulated other comprehensive loss	(73)	(107)
Treasury stock, at cost 2,479,456 shares repurchased at December 31, 2014 and 1,782,603 shares repurchased at December 31, 2013	(6,835)	(4,000)
Accumulated deficit	(47,668)	(28,963)
Total stockholders’ equity	69,918	86,915
Total liabilities and stockholders’ equity	$85,941	$101,935

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Net revenue	$30,426	$43,045	$42,632
Cost of revenue	13,713	17,323	22,419
Gross profit	16,713	25,722	20,213
Operating expenses:
General and administrative	14,139	15,192	15,146
Sales and marketing	10,525	7,952	7,290
Research and development	9,690	4,361	4,774
Amortization of intangible assets	842	921	1,042
Restructuring charges	—	184	369
Impairment of intangibles	—	—	1,020
Proceeds from litigation settlement	—	—	(775)
Total operating expenses	35,196	28,610	28,866
Loss from operations	(18,483)	(2,888)	(8,653)
Other income (expense):
Interest expense	—	—	(6)
Other non-operating income	69	109	143
Loss before income taxes	(18,414)	(2,779)	(8,516)
Provision for (benefit from) income taxes	291	327	(262)
Net loss	$(18,705)	$(3,106)	$(8,254)
Loss per share:
Basic and diluted	$(0.36)	$(0.06)	$(0.16)
Number of shares used in per share calculations:
Basic and diluted	51,675	51,066	51,452

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net loss	$(18,705)	$(3,106)	$(8,254)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	81	(12)	(2)
Tax benefit on other comprehensive income	(42)	—	—
Unrealized (loss) gain on investments	(5)	(16)	15
Other comprehensive income (loss), net of tax	34	(28)	13
Comprehensive loss	$(18,671)	$(3,134)	$(8,241)

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013, and 2012

						Notes	Accumulated
					Additional	Receivable	Other		Total
	Common Stock		Treasury Stock		Paid-in	from	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Income (Loss)	Deficit	Equity
	(In thousands)
Balance at December 31, 2011	52,645	$53	—	$—	$114,619	$(23)	$(92)	$(17,603)	$96,954
Net loss	—	—	—	—	—	—	—	(8,254)	(8,254)
Unrealized gains on investment	—	—	—	—	—	—	15	—	15
Foreign currency translation adjustments	—	—	—	—	—	—	(2)	—	(2)
Issuance of common stock	40	—	—	—	30	—	—	—	30
Repurchase of common stock for treasury	—	—	(1,783)	(4,000)	—	—	—	—	(4,000)
Interest on notes receivable from stockholders	—	—	—	—	—	(1)	—	—	(1)
Repayment of notes receivable from stockholders	—	—	—	—	—	24	—	—	24
Employee stock-based compensation	—	—	—	—	2,611	—	—	—	2,611
Non-employee stock-based compensation	—	—	—	—	4	—	—	—	4
Balance at December 31, 2012	52,685	53	(1,783)	(4,000)	117,264	—	(79)	(25,857)	87,381
Net loss	—	—	—	—	—	—	—	(3,106)	(3,106)
Unrealized losses on investment	—	—	—	—	—	—	(16)	—	(16)
Foreign currency translation adjustments	—	—	—	—	—	—	(12)	—	(12)
Issuance of common stock	452	—	—	—	504	—	—	—	504
Employee stock-based compensation	—	—	—	—	2,162	—	—	—	2,162
Non-employee stock-based compensation	—	—	—	—	2	—	—	—	2
Balance at December 31, 2013	53,137	53	(1,783)	(4,000)	119,932	—	(107)	(28,963)	86,915
Net loss	—	—	—	—	—	—	—	(18,705)	(18,705)
Unrealized losses on investment	—	—	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustments	—	—	—	—	—	—	81	—	81
Tax benefit on other comprehensive income	—	—	—	—	—	—	(42)	—	(42)
Issuance of common stock	1,261	1	—	—	2,404	—	—	—	2,405
Repurchase of common stock for treasury	—	—	(696)	(2,835)	—	—	—	—	(2,835)
Employee stock-based compensation	—	—	—	—	2,104	—	—	—	2,104
Balance at December 31, 2014	54,398	$54	(2,479)	$(6,835)	$124,440	$—	$(73)	$(47,668)	$69,918

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash Flows From Operating Activities
Net loss	$(18,705)	$(3,106)	$(8,254)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,028	3,797	3,802
Stock-based compensation	2,104	2,177	2,615
Amortization of premiums on investments	453	409	507
Valuation adjustments for excess or obsolete inventory	320	297	857
Deferred income taxes	315	227	150
Provision for doubtful accounts	299	69	6
Provision for warranty claims	156	126	601
Loss on disposal of fixed assets	38	71	49
Gain on fair value remeasurement of contingent consideration	(149)	—	—
Gain on foreign currency transactions	(111)	(27)	(5)
Tax benefit on other comprehensive income	(42)	—	—
Non-cash restructuring charges	—	184	314
Impairment of intangible assets	—	—	1,020
Interest accrued on notes receivables from stockholders	—	—	(1)
Reversal of accruals related to expired warranties	—	(340)	—
Other non-cash adjustments	375	(123)	113
Changes in operating assets and liabilities:
Unbilled receivables	4,882	(751)	(4,830)
Accounts receivable	4,002	(2,042)	(6,779)
Accrued expenses and other liabilities	1,864	(686)	2,068
Accounts payable	628	(866)	583
Inventories	(3,569)	(117)	1,832
Deferred revenue	(331)	(420)	209
Prepaid and other assets	(254)	3,227	692
Income taxes payable	(18)	(18)	19
Net cash (used in) provided by operating activities	(3,715)	2,088	(4,432)

Cash Flows From Investing Activities
Maturities of marketable securities	6,027	9,573	13,116
Restricted cash	3,306	822	1,318
Capital expenditures	(2,562)	(1,132)	(2,810)
Purchases of marketable securities	(273)	(15,278)	(4,961)
Proceeds from sale of capitalized assets	—	1,163	—
Net cash provided by (used in) investing activities	6,498	(4,852)	6,663

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	2,405	504	30
Repurchase of common stock	(2,835)	—	(4,000)
Payment of contingent consideration	(1,375)	—	—
Repayment of long-term debt	—	—	(85)
Repayment of capital lease obligation	—	(18)	(82)
Repayment of notes receivable from stockholders	—	—	24
Net cash (used in) provided by financing activities	(1,805)	486	(4,113)
Effect of exchange rate differences on cash and cash equivalents	152	7	17
Net change in cash and cash equivalents	1,130	(2,271)	(1,865)
Cash and cash equivalents, beginning of year	14,371	16,642	18,507
Cash and cash equivalents, end of year	$15,501	$14,371	$16,642
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1	$6
Cash received for income tax refunds	$1	$3,123	$442
Cash paid for income taxes	$35	$22	$23
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment in trade accounts payable and accrued expenses and other liabilities	$1	$31	$279

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

Energy Recovery, Inc. (“the Company”, “Energy Recovery”, “We”, “Our”, or “Us”) designs, develops, and manufactures energy recovery devices that transform untapped energy into reusable energy from industrial fluid flows and pressure cycles. Our products are marketed and sold in fluid flow markets, such as desalination and oil and gas, under the trademarks ERI®, PX®, Pressure Exchanger®, and PX Pressure Exchanger®. Our products are developed and manufactured in the United States of America (“U.S.”) at our headquarters in San Leandro, California. We have sales offices in Dubai, United Arab Emirates and Shanghai, Peoples Republic of China.

The Company was incorporated in Virginia in April 1992 and reincorporated in Delaware in March 2001. Shares of our common stock began trading publicly in July 2008. As of December 31, 2014, we had four wholly-owned subsidiaries: Energy Recovery Iberia, S.L (incorporated in September 2006), Energy Recovery Canada Corp. (incorporated in May 2014), ERI Energy Recovery Ireland Ltd. (incorporated in April 2010), and Energy Recovery Eire Limited (incorporated in December 2014).

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

Our Consolidated Financial Statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Change in Method of Accounting for Inventory Valuation

Prior to January 1, 2014, inventories were stated at the lower of cost (using the weighted average cost method) or market. Effective, January 1, 2014, with the final implementation of our new enterprise resource planning (“ERP”) system, we changed our method of accounting for inventories from the weighted average cost method to the first-in, first-out (“FIFO”) method. We believe that the change is preferable, as the FIFO method better reflects the current value of inventories and provides more accurate matching of manufacturing costs and revenues. Due to the limited capabilities of our former ERP system, we determined that it is impracticable to retrospectively apply the FIFO costing method to prior periods. As such, prior period consolidated financial statements have not been retroactively adjusted. The cumulative effect of this change was not material.

Reclassification

During the fourth quarter of 2014, we changed the classification of the payment of contingent consideration of $1.4 million made during third quarter from operating to financing in the Consolidated Statements of Cash Flows.  The $1.4 million impact of the change was not considered material to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires our management to make judgments, assumptions, and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying Notes. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition; allowance for doubtful accounts; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill and acquired intangible assets; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies, including contingent consideration. Those estimates could change, and as a result, actual results could differ materially from those estimates. For example, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company’s estimate of undiscounted cash flows, at December 31, 2014 and 2013 indicated that such carrying amounts were expected to be recovered. Nonetheless, it is possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down those assets to fair value.

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

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out “FIFO” method) or market. We calculate inventory valuation adjustments for excess and obsolete inventory based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts.

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

Acquired intangible assets with determinable useful lives are amortized on a straight-line or accelerated basis over the estimated periods benefited, ranging from one to 20 years. Acquired intangible assets with contractual terms are amortized over their respective legal or contractual lives. Customer relationships and other non-contractual intangible assets with determinable lives are amortized over periods ranging from five to 20 years. Patents developed internally between 1995 and 2008 were recorded at cost and amortized on a straight-line basis over their expected useful life of 16 to 20 years. Since 2009, internally generated patent costs have been expensed as incurred.

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

When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. Accordingly, with the launch of the Company’s new branding strategy in the fourth quarter of 2012 and the discontinuation of the use of the trademarks “PEI” and “Pump Engineering”, we recorded an impairment charge of $1.0 million in our Consolidated Statements of Operations for the year ended December 31, 2012. No additional impairment of intangibles was recorded in the years ended December 31, 2014 or 2013.

Goodwill is not amortized, but is evaluated annually for impairment at the reporting unit level or when indicators of a potential impairment are present. Such indicators would normally include a significant reduction in our market capitalization, a decrease in operating results, or a deterioration in our financial position. We operate under a single reporting unit, and accordingly, all of our goodwill is associated with the entire company. Consequently, the annual evaluation for the impairment of goodwill is based on our market capitalization. For the years ending December 31, 2014 and 2013, we determined that, based on our market capitalization, goodwill was not impaired.

As of December 31, 2014 and 2013, acquired intangibles, including goodwill, relate to the acquisition of Pump Engineering, LLC during the fourth quarter of 2009. See Note 6 — “Goodwill and Intangible Assets” for further discussion of intangible assets.

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

The specified product performance criteria for our PX device pertain to the ability of our product to meet its published performance specifications and warranty provisions, which our products have demonstrated on a consistent basis. This factor, combined with historical performance metrics, provides our management with a reasonable basis to conclude that its PX device will perform satisfactorily upon commissioning of the plant. To ensure this successful product performance, we provide service consisting principally of supervision of customer personnel and training to the customers during the commissioning of the plant. The installation of the PX device is relatively simple, requires no customization, and is performed by the customer under the supervision of our personnel. We defer the value of the service and training component of the contract and recognize such revenue as services are rendered. Based on these factors, our management has concluded that, for sale of PX devices, delivery and performance have been completed upon shipment or delivery when title transfers based on the shipping terms.

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

The commissioning services’ element of our contracts represents an incidental portion of the total contract price. The allocable consideration for these services relative to that for the underlying products has been well under 1% of any arrangement. Commissioning is often bundled into the large stand-alone contracts, and we frequently sell products without commissioning since our product can be easily installed in a plant without supervision. These facts and circumstances validate that the delivered element has value on a stand-alone basis and should be considered a separate unit of accounting.

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

•

a payment ranging from 50% to70% of the total contract is typically due upon delivery of the product. This payment is often divided into two parts. The first part, which is due 30 to 60 days following delivery of the product and documentation, is invoiced upon shipment when the product revenue is recognized and results in an open accounts receivable with the customer. The second part is typically due 90 to 120 days following product delivery and documentation. This payment is booked to unbilled receivables upon shipment when the product revenue is recognized, and it is invoiced to the customer upon notification that the equipment has been received or when the time period has expired. We have no performance obligation to complete to be legally entitled to this payment. It is invoiced based on the passage of time.

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

Stock-based Compensation

We measure and recognize stock-based compensation expense based on the fair value measurement for all stock-based awards made to our employees and directors — including restricted stock units, restricted shares, and employee stock options — over the requisite service period (typically the vesting period of the awards). The fair value of restricted stock units and restricted stock is based on our stock price on the date of grant. The fair value of stock options is calculated on the date of grant using the Black-Scholes option pricing model, which requires a number of complex assumptions including expected life, expected volatility, risk-free interest rate, and dividend yield. The estimation of awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised. See Note 12 — “Stock-based Compensation” for further discussion of stock-based compensation.

Foreign Currency

Our reporting currency is the U.S. dollar, while the functional currencies of our foreign subsidiaries are their respective local currencies. The asset and liability accounts of our foreign subsidiaries are translated from their local currencies at the rates in effect on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Gains and losses resulting from the translation of our subsidiary balance sheets are recorded as a component of accumulated other comprehensive loss. Gains and losses from foreign currency transactions are recorded in other income (expense) in the Consolidated Statements of Operations.

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

Deferred income taxes are provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining whether and to what extent any valuation allowance is needed on our deferred tax assets. In making such a determination, we consider all available positive and negative evidence including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. As of December 31, 2014, we have a valuation allowance of approximately $20.4 million to reduce our deferred income tax assets to the amount expected to be realized. See Note 10 — “Income Taxes” for further discussion of the tax valuation allowance.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The amendment requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We expect to adopt this guidance as of January 1, 2017. Early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Note 3 — Loss Per Share

Net losses are divided by the weighted average number of common shares outstanding during the year to calculate basic net loss per common share. Diluted net loss per common share is calculated to provide the impact of stock options and other stock-based awards. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(18,705)	$(3,106)	$(8,254)
Denominator:
Basic and diluted weighted average common shares outstanding	51,675	51,066	51,452

Basic and diluted net loss per share	$(0.36)	$(0.06)	$(0.16)

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2014	2013	2012
Restricted awards (includes restricted stock and restricted stock units)	28	—	4
Warrants	200	650	950
Stock options	6,276	7,111	6,516

Note 4 — Other Financial Information

Restricted Cash

As of December 31, 2014, we have pledged cash in connection with stand-by letters of credit. We have deposited corresponding amounts into non-interest bearing accounts at two financial institutions for these items as follows (in thousands):

	December 31,
	2014	2013
Contingent and other consideration for acquisition	$—	$2,504
Collateral for stand-by letters of credit	2,623	1,492
Collateral for credit cards	—	315
Current restricted cash	$2,623	$4,311

Contingent and other consideration for acquisition	$—	$1,000
Collateral for stand-by letters of credit	2,850	3,468
Non-current restricted cash	$2,850	$4,468
Total restricted cash	$5,473	$8,779

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

In August 2011, the former stockholders of Pump Engineering, LLC filed a claim against us seeking damages in the amount of $2.5 million and their litigation costs. As a result, we restricted cash of $3.5 million, the entire amount of the original contingent consideration in an escrow account. On August 8, 2014, we entered into a settlement agreement (the “Agreement”) in this matter. Under the Agreement, we received $2.125 million from the established escrow account, and the plaintiffs received $1.375 million from the escrow account with neither party admitting to any liability or responsibility. The $3.5 million of restricted cash related to the amount held in escrow was released.

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31,
	2014	2013
Accounts receivable	$11,096	$15,463
Less: allowance for doubtful accounts	(155)	(241)
	$10,941	$15,222

Unbilled Receivables

We currently have unbilled receivables pertaining to customer contractual holdback provisions, whereby we will invoice the final retention payment(s) due under certain sales contracts in periods ranging from six to 24 months after the product has been shipped to the customer and revenue has been recognized. The customer holdbacks represent amounts intended to provide a form of security for the customer; accordingly, these receivables have not been discounted to present value as required by current accounting guidance.

Unbilled receivables consisted of the following (in thousands):

	December 31,
	2014	2013
Unbilled receivables, current	$1,343	$5,442
Unbilled receivables, non-current	414	1,197
	$1,757	$6,639

Inventories

Our inventories consisted of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$2,903	$2,431
Work in process	1,915	1,427
Finished goods	3,386	1,097
	$8,204	$4,955

Valuation adjustments for excess and obsolete inventory, reflected as a reduction of inventory at December 31, 2014 and 2013, were $2.0 million and $1.7 million, respectively.

Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2014	2013
Supplier advances	$107	$203
Interest receivable	112	163
Other prepaid expenses and current assets	1,098	652
	$1,317	$1,018

Property and Equipment

Property and equipment held for use consisted of the following (in thousands):

	December 31,
	2014	2013
Machinery and equipment	$14,029	$12,076
Leasehold improvements	10,184	9,937
Software	2,237	2,124
Office equipment, furniture, and fixtures	1,828	1,781
Automobiles	22	22
Construction in progress	54	45
	28,354	25,985
Less: accumulated depreciation and amortization	(15,143)	(12,082)
	$13,211	$13,903

Depreciation and amortization expense related to all property and equipment was approximately $3.2 million, $2.9 million, and $2.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Unamortized computer software cost was $1.3 million and $1.5 million at year end December 31, 2014 and 2013, respectively. Depreciation expense related to computer software was $0.4 million, $0.2 million, and $0.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. The increase in depreciation expense related to computer software related to the implementation of a new enterprise resource planning (“ERP”) system in 2013.

Construction in progress costs at December 31, 2014 primarily relate to a software project. As of December 31, 2014, the costs related to the software project in construction in progress had not been placed in service and therefore had not been subject to depreciation or amortization. We estimate the additional cost to complete the project to be approximately $12,000 as of December 31, 2014 and the project to be completed and implemented in the second quarter of 2015.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Payroll and commissions payable	$3,116	$4,857
Other accrued expenses and current liabilities	2,254	1,483
Accrued legal expenses, current	1,734	1,079
Accrued R&D expenses	1,323	20
Contingent consideration	—	524
	$8,427	$7,963

Increased legal expenses are associated with the termination of the former Senior Vice-President of Sales. Increased R&D expense relate to project costs associated with new product initiatives.

Non-Current Liabilities

Non-current liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Deferred rent expense, non-current	$866	$1,077
Accrued legal expenses, non-current	1,587	—
Contingent consideration	—	1,000
	$2,453	$2,077

Increased legal expenses were a reclass from current to non-current as the accrual is not anticipated to be settled within the next twelve months.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Tax Benefit on Other Comprehensive Income	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2011	$(92)	$—	$—	$(92)
Net other comprehensive loss (income)	(2)	15		13
Balance, December 31, 2012	(94)	$15	$—	$(79)
Net other comprehensive loss	(12)	(16)		(28)
Balance, December 31, 2013	$(106)	$(1)	$—	$(107)
Gross other comprehensive loss (income)	81	(6)	(42)	33
Gross reclassification to realized gain	—	1	—	1
Balance, December 31, 2014	$(25)	$(6)	$(42)	$(73)

Gross realized gains of $1,000 reclassified out of accumulated other comprehensive loss are included in “Other non-operating income” on the Consolidated Statements of Operations.

Advertising Expense

Advertising expense is charged to operations during the year in which it is incurred. Total advertising expense amounted to $107,000, $41,000, and $16,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 5 — Investments

Our short-term and long-term investments are all classified as available-for-sale. There were no sales of available-for-sale securities during the years ended December 31, 2014 and 2013.

Available-for-sale securities as of the dates indicated consisted of the following (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments
State and local government obligations	$225	$—	$—	$225
Corporate notes and bonds	12,851	4	(8)	12,847
Total short-term investments	$13,076	$4	$(8)	$13,072
Long-term investments
Corporate notes and bonds	268	—	(1)	267
Total long-term investments	$268	$—	$(1)	$267
Total investments	$13,344	$4	$(9)	$13,339

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments
State and local government obligations	$2,113	$3	$—	$2,116
Corporate notes and bonds	3,739	2	(1)	3,740
Total short-term investments	$5,852	$5	$(1)	$5,856
Long-term investments
State and local government obligations	$227	$1	$—	$228
Corporate notes and bonds	13,472	11	(17)	13,466
Total long-term investments	$13,699	$12	$(17)	$13,694
Total investments	$19,551	$17	$(18)	$19,550

Gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated, aggregated by investment category and length of time that security has been in a continuous loss position, were as follows (in thousands):

	December 31, 2014
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$5,085	$(6)	$1,205	$(3)	$6,290	$(9)
Total	$5,085	$(6)	$1,205	$(3)	$6,290	$(9)

	December 31, 2013
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$4,919	$(17)	$524	$(1)	$5,443	$(18)
Total	$4,919	$(17)	$524	$(1)	$5,443	$(18)

The Company monitors investments for other-than-temporary impairment. It was determined that unrealized gains and losses at December 31, 2014 and 2013, are temporary in nature, because the changes in market value for these securities resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. The Company is unlikely to experience gains or losses if these securities are held to maturity. In the event that the Company disposes of these securities before maturity, it is expected that the realized gains or losses, if any, will be immaterial.

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of December 31, 2014 are shown below by contractual maturity (in thousands):

	December 31, 2014
	Amortized Cost	Fair Value
Due after one year through three years	$13,344	$13,339
Total investments	$13,344	$13,339

Note 6 — Goodwill and Intangible Assets

Goodwill

Goodwill as of December 31, 2014 was the result of our acquisition of Pump Engineering, LLC in December 2009. We perform an annual impairment test of goodwill during our fourth quarter at the reporting unit level using a fair value approach. No impairment of goodwill has been recorded in the accompanying Consolidated Financial Statements.

The net carrying amount of goodwill was $12.8 million for the years ended December 31, 2014 and 2013.

Other Intangible Assets

The components of identifiable intangible assets, all of which are finite-lived, as of the date indicated were as follows (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted Average Useful Life	Amortization Method (1)
Developed technology	$6,100	$(3,101)	$—	$2,999	10	SL
Non-compete agreements	1,310	(1,310)	—	—	4*	SL
Backlog	1,300	(1,300)	—	—	1	SL
Trademarks	1,200	(180)	(1,020)	—	20	SL
Customer relationships	990	(990)	—	—	5	SOYD
Patents	585	(376)	(42)	167	18	SL
	$11,485	$(7,257)	$(1,062)	$3,166	9

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted Average Useful Life	Amortization Method (1)
Developed technology	$6,100	$(2,491)	$—	$3,609	10	SL
Non-compete agreements	1,310	(1,169)	—	141	4*	SL
Backlog	1,300	(1,300)	—	—	1	SL
Trademarks	1,200	(180)	(1,020)	—	20	SL
Customer relationships	990	(924)	—	66	5	SOYD
Patents	585	(351)	(42)	192	18	SL
	$11,485	$(6,415)	$(1,062)	$4,008	9

(1)	SL means Straight-Line and SOYD means Sum-of-Year’s-Digits
*	Average life of two non-compete agreements.

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

Amortization of intangibles was approximately $0.8 million, $0.9 million, and $1.0 million, million for the years ended December 31, 2014, 2013, and 2012, respectively.

Future estimated amortization expense on intangible assets is as follows (in thousands):

December 31,
2015	$635
2016	631
2017	631
2018	629
2019	575
Thereafter	65
$3,166

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

The carrying amount of the contingent consideration arising from our acquisition of Pump Engineering, LLC was measured at fair value on a recurring basis using unobservable inputs in which little or no market activity existed (Level 3). The estimated fair value of the contingent consideration was determined based entirely on management’s assessment of the weighted probability of payment under various scenarios that ranged from 50% to 100% depending on the nature of the milestone. The valuation of the contingent consideration was subject to uncertainties that were difficult to predict. Factors that affected our valuation included changes to our expectations with respect to the outcome of the milestones.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$13,339	$—	$13,339	$—

Liabilities:
Contingent consideration	$—	$—	$—	$—

		Fair Value Measurement at Reporting Date Using
	December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$19,550	$—	$19,550	$—

Liabilities:
Contingent consideration	$1,524	$—	$—	$1,524

The reconciliation of the beginning and ending balances for financial assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014, 2013, and 2012 is as follows (in thousands):

Contingent Consideration
Balance, December 31, 2011	$1,524
Loss due to change in fair value	—
Balance, December 31, 2012	$1,524
Loss due to change in fair value	—
Balance, December 31, 2013	$1,524
Net gain on settlement	(149)
Settlement payment	(1,375)
Balance, December 31, 2014	$—

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

Note 8 — Lines of Credit

Lines of Credit

In June 2012, we entered into a loan agreement (the “2012 Agreement”) with a financial institution. The 2012 Agreement provides for a total available credit line of $16.0 million. Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans. The total stand-by letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. At no time may the aggregate of the revolving loans and stand-by letters of credit exceed the total available credit line of $16.0 million. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate plus 0% or a Eurodollar loan that bears interest equal to the adjusted LIBOR rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The 2012 Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement matures in June 2015 and is collateralized by substantially all of our assets. As of December 31, 2014 and 2013, there were no advances drawn under the 2012 Agreement. Stand-by letters of credit collateralized under the 2012 Agreement’s line of credit were $3.1 million and $1.3 million as of December 31, 2014 and 2013, respectively. Total cash restricted related to these stand-by letters of credit totaled $3.1 million and $1.3 million as of December 31, 2014 and 2013, respectively.

We are subject to certain financial and administrative covenants under the 2012 Agreement. As of December 31, 2014, we were in compliance with these covenants.

In 2009, we entered into a loan and security agreement (the “2009 Agreement”) with another financial institution. The 2009 Agreement, as amended, provided a total available credit line of $16.0 million. Under the 2009 Agreement, we were allowed to draw advances of up $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for stand-by letters of credit, provided that the aggregate of the outstanding advances and collateral did not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incurred interest based on a prime rate index or LIBOR plus 1.375%. The 2009 Agreement, as amended, required us to maintain cash collateral balances equal to at least 101% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances. The 2009 Agreement, as amended, expired in May 2012, at which time we became required to maintain a cash collateral balance equal to at least 105% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit. There were no advances drawn under the 2009 Agreement’s credit line at the time of expiration. Remaining stand-by letters of credit issued under the 2009 Agreement, for which we have restricted cash, totaled $2.3 million and $3.6 million, as of December 31, 2014 and 2013, respectively. Total cash restricted related to these stand-by letters of credit totaled $2.4 million and $3.7 million as of December 31, 2014 and 2013, respectively.

See Note 9 — “Commitments and Contingencies,” for further discussion of restricted cash associated with stand-by letters of credit.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through November 2019. Future minimum lease payments consist of the following (in thousands):

December 31,
2015	$1,560
2016	1,576
2017	1,567
2018	1,591
2019	1,398
$7,692

Total rent and lease expense was $1.7 million, $1.5 million, and $1.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Warranty

Changes in our accrued warranty reserve and the expenses incurred under our warranties were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance, beginning of period	$709	$1,172	$852
Warranty costs charged to cost of revenue	156	126	601
Utilization of warranty	(110)	(249)	(281)
Release of accrual related to expired warranties	—	(340)	—
Balance, end of period	$755	$709	$1,172

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

Purchase Obligations

We have purchase order arrangements with our vendors for which we have not received the related goods or services as of December 31, 2014. These arrangements are subject to change based on our sales demand forecasts, and we have the right to cancel the arrangements prior to the date of delivery. The majority of these purchase order arrangements were related to various raw materials and components parts. As of December 31, 2014, we had approximately $1.1 million of open cancellable purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2014 and 2013.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts ranging from 5% to 25% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance of our devices. These guarantees are generally stand-by letters of credit that typically remain in place for periods ranging up to 24 months, and in some cases, up to 58 months. The stand-by letters of credit, collateralized by restricted cash, are as follows (in thousands):

	December 31,
	2014	2013
2009 Agreement	$2,274	$3,609
2012 Agreement	3,055	1,302
	$5,329	$4,911

Cash collateral balances under the 2009 Agreement require a premium equal to approximately 5.0% of the amount of the corresponding stand-by letters of credit. Cash collateral balances under the 2012 Agreement require a premium equal to approximately 1.0% of the amount of the corresponding stand-by letters of credit. As a result, the balance of restricted cash related to stand-by letters of credit at December 31, 2014 and 2013 totaled $5.5 million and $5.0 million, respectively.

Litigation

We are a defendant in a claim made by a vendor related to a supply agreement. This lawsuit was filed on December 14, 2011, entitled “Morgan Technical Ceramics Auburn, Inc. v. Energy Recovery, Inc.” in the Alameda County Superior Court of California. In 2008, we entered into a supply agreement with the vendor to manage the cost and availability of key raw materials and components. The agreement was amended in 2010. Under the terms of the amended agreement, we committed to future minimum annual purchases of raw materials and components through 2013. If annual purchase commitments were not met, a penalty of approximately 35% of the remaining open annual minimum purchase requirement could be assessed by the vendor. In June 2011, due to ongoing quality issues, we terminated the agreement on the basis of a material breach by the vendor. On February 19, 2014, the court determined that the plaintiffs had indeed provided the Company with defective materials and components, but that such breach did not reach a level of materiality warranting the termination of the supply agreement. On December 15, 2014, the court held partial evidentiary hearings on the parties’ respective damages. After the hearing was rescheduled, the parties agreed upon the methodology of the calculation for the respective claims for damages. Consequently, the probable loss relating to this matter is $1.6 million, which has been accrued in the accompanying Consolidated Financial Statements.

In April 2011, we filed a lawsuit entitled Energy Recovery Inc. v. Leif J. Hauge; Isobaric Strategies, Inc.; Tristan Nillo; and James Coyle in Alameda County Superior Court of California alleging, among other things, misappropriation of the Company's trade secrets. On December 5, 2013, a jury determined that the Company had not proven the alleged misappropriation of trade secrets. The defendants have filed a motion for attorney's fees alleging that the Company brought the trade secrets claim against them in bad faith. On April 1, 2014, the court denied the defendants claim for attorney’s fees; however, as part of the ruling, the Company was assessed court costs. The Company has filed an appeal challenging certain rulings during the trial proceedings and the defendants have filed an appeal challenging the court’s denial of attorneys’ fees. An unfavorable ruling in this matter could result in a possible loss ranging from $0 to $0.6 million which has not been determined to be probable.

On September 10, 2014, the Company terminated the employment of its Senior Vice President, Sales, Borja Blanco, on the basis of breach of duty of trust and conduct leading to conflict of interest. On October 3, 2015, Mr. Blanco filed a labor claim against ERI Iberia in Madrid, Spain alleging breach of contract and termination without cause. The claim seeks wages (salary and bonus) of €567,000 and alleged stock option gains of €630,000. At this time, the Company has not determined that an award to Mr. Blanco is probable.

In January 2015, two stockholder class action complaints were filed against the Company in the Northern District of California, on behalf of Energy Recovery stockholders under the captions, Joseph Sabatino v. Energy Recovery, Inc. et al. and Thomas C. Mowdy v. Energy Recovery, Inc. et al. The complaints allege violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act of 1934 and seek the recovery of unspecified monetary damages. We are not able to estimate the loss, if any, due to the early state of this matter and the Company has not been served with these complaints.

Note 10 — Income Taxes

The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision (benefit) for income taxes (in thousands):

	Years Ended December 31,
	2014	2013	2012
Loss (income) before income taxes:
U.S.	$(18,393)	$(2,872)	$(8,636)
Foreign	(21)	93	120
Loss before income taxes	$(18,414)	$(2,779)	$(8,516)

Current tax provision (benefit):
Federal	$—	$97	$(3)
State	2	8	(434)
Foreign	15	(4)	35
	$17	$101	$(402)
Deferred tax provision (benefit):
Federal	$241	$217	$212
State	33	9	(72)
	$274	$226	$140
Total provision (benefit) for income taxes	$291	$327	$(262)

A reconciliation of income taxes computed at the statutory federal income tax rate to the effective tax rate implied by the accompanying Statements of Operations is as follows:

	Years Ended December 31,
	2014	2013	2012
U.S. federal taxes at statutory rate	(34%)	(34%)	(34%)
Non-benefited losses stemming from valuation allowance on current year	35%	32%	32%
Stock-based compensation	3%	15%	5%
State income tax, net of federal benefit	—	1%	(6%)
Federal research credits	(2%)	(5%)	—
Other	—	3%	—
Effective tax rate	2%	12%	(3%)

Total deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$13,790	$7,569
Accruals and reserves	5,164	5,498
Research and development credit carryforwards	1,532	898
Acquired intangibles	1,520	1,464
Unrealized gain on foreign currency translation and investments	29	—
Charitable contributions	6	11
	$22,041	$15,440
Valuation allowance	(20,367)	(13,402)
Net deferred tax assets	$1,674	$2,038

Deferred tax liabilities:
Depreciation on property and equipment	$(1,674)	$(1,984)
Unrecognized gain on translation of foreign currency receivables	—	(54)
Goodwill	(1,749)	(1,433)
Total deferred tax liabilities	$(3,423)	$(3,471)

Net deferred tax liabilities	$(1,749)	$(1,433)

As reported on the balance sheet:
Current assets, net	$240	$698
Non-current liabilities, net	(1,989)	(2,131)
Net deferred tax liabilities	$(1,749)	$(1,433)

We had gross deferred tax assets of approximately $22.0 million and $15.4 million at December 31, 2014 and 2013, respectively, relating principally to accrued expenses and tax effects of net operating loss carry-forwards. In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. A significant piece of the negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2014. Such objective evidence limits the ability to consider other subjective evidence, such as our projection for future growth.

On the basis of this evaluation, as of December 31, 2014, a valuation allowance of approximately $20.4 million has been recorded to reduce our deferred income tax assets to the amount that is more likely than not to be realized, an increase of $7.0 million from December 31, 2013. The valuation allowance represents a provision for uncertainty as to the realization of tax benefits from these deferred income tax assets. We will continue to evaluate the tax benefit uncertainty and will adjust, if warranted, the valuation allowance in future periods to the extent that our deferred income tax assets become more likely than not to be realizable.

At December 31, 2014 and 2013, we had net operating loss carry-forwards of approximately $38.8 million and $20.6 million, respectively, for federal and $14.8 million and $10.0 million, respectively, for California. The net operating loss carry-forwards, if not utilized, will begin to expire in 2018 for federal and 2029 for California purposes. Utilization of the net operating loss carry-forwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation will result in the expiration of the net operating loss carry-forwards before utilization. We have estimated the amount which may ultimately be realized and recorded deferred tax assets accordingly.

At December 31, 2014 and 2013, we had credit carry-forwards of approximately $980,000 and $542,000, respectively, for federal and approximately $836,000 and $540,000, respectively, for California. The credit carry-forwards, if not utilized, will begin to expire in 2030 for federal purposes. The California credit carry-forwards do not expire. Utilization of the credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.

Measurement of uncertain tax positions is based on judgment regarding the largest amount that is greater than 50% likely of being realized upon the ultimate settlement with a taxing authority. As of December 31, 2014 and 2013, we had $292,000 and $96,000, respectively, of unrecognized tax benefits, none of which, if recognized, would affect our effective tax rate. The aggregate changes in the balance of the gross unrecognized tax benefit were as follows (in thousands):

	2014	2013
Gross unrecognized tax benefits as of December 31,	$96	$—
Gross increases related to current year tax position	193	96
Gross increases related to prior year tax position	3	—
Gross unrecognized tax benefits as of December 31,	$292	$96

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits as of December 31, 2014 and 2013.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. We believe that, as of December 31, 2014, the gross unrecognized tax benefits will not materially change in the next twelve months, that we have adequately provided for any reasonably foreseeable outcome related to any tax audit, and that any settlement will not have a material adverse effect on the consolidated financial position or results of operation; however, there can be no assurances as to the possible outcomes.

Note 11 — Stockholders’ Equity

Preferred Stock

We have the authority to issue 10,000,000 shares of $0.001 par value preferred stock. Our Board of Directors has the authority, without action by our stockholders, to designate and issue shares of preferred stock in one or more series. The Board of Directors is also authorized to designate the rights, preferences, and voting powers of each series of preferred stock, any or all of which may be greater than the rights of the common stock including restrictions of dividends on the common stock, dilution of the voting power of the common stock, reduction of the liquidation rights of the common stock, and delaying or preventing a change in control of the Company without further action by our stockholders. To date, the Board of Directors has not designated any rights, preferences, or powers of any preferred stock, and as of December 31, 2014 and 2013, no shares of preferred stock were issued or outstanding.

Common Stock

We have the authority to issue 200,000,000 shares of $0.001 par value common stock. Subject to the preferred rights of the holders of shares of any class or series of preferred stock as provided by our Board of Directors with respect to any such class or series of preferred stock, the holders of the common stock shall be entitled to receive dividends, as and when declared by the Board of Directors. In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, after the distribution or payment to the holders of shares of any class or series of preferred stock as provided by the Board of Directors with respect to any such class or series of preferred stock, the remaining assets of the Company available for distribution to stockholders shall be distributed among and paid to the holders of common stock ratably in proportion to the number of shares of common stock held by them. As of December 31, 2014, 54,398,421 shares were issued and 51,918,965 shares were outstanding. As of December 31, 2013, 53,136,704 shares were issued and 51,354,101 shares were outstanding.

Stock Repurchase Program

In February 2014, our Board of Directors authorized a stock repurchase program under which up to three million shares, not to exceed $6.0 million in aggregate cost, of our outstanding common stock can be repurchased through December 31, 2014 at the discretion of management. We account for stock repurchases using the cost method. Cost includes fees charged in connection with acquiring the treasury stock. During the year ended December 31, 2014, 696,853 shares at an aggregate cost of $2.8 million were repurchased under this authorization. This 2014 repurchase authorization expired on December 31, 2014.

A stock repurchase program was not in place during 2013; therefore no shares were repurchased during that year.

In June 2011, our Board of Directors authorized a stock repurchase program under which up to five million shares of our outstanding common stock could be repurchased through June of 2012 at the discretion of management. A total of 1,782,603 shares at an aggregate cost of $4.0 million were repurchased under this authorization during the year ending December 31, 2012. This 2011 repurchase authorization expired in June 2012.

Warrants

Warrants to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $1.00 per share were outstanding as of December 31, 2014. The warrants were issued in 2005, are fully exercisable over a 10-year term, and expire in 2015.

During the year ended December 31, 2014, warrants to purchase 450,000 shares of common stock were exercised. Warrants to purchase 50,000 shares of common stock were exercised for cash at a price of $1.00 per share. The proceeds received from this exercise totaled $50,000. Warrant to purchase 400,000 shares of common stock were exercised for 311,111 shares of common stock in lieu of cash proceeds. The remaining 88,889 warrants were cancelled and considered payment for the exercise.

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

A summary of our warrant activity is as follows (in thousands, except exercise prices and contractual life data):

	Years Ended December 31,
	2014	2013	2012
Outstanding, beginning of period	650	950	970
Exercised during the period	(361)	(280)	(20)
Cancelled during the period	(89)	(20)	—
Outstanding, end of period	200	650	950
Weighted average exercise price of warrants outstanding at end of period	$1.00	$1.00	$0.90
Weighted average remaining contractual life, in years, of warrants outstanding at end of period	0.5	1.0	1.9

Note 12 — Stock-Based Compensation

Stock Option Plan

We maintain an equity incentive plan, the Amended and Restated 2008 Equity Incentive Plan (the “Plan”), that permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other stock-based awards to employees, officers, directors, and consultants. We have granted stock options, restricted stock units, and restricted stock under this plan. Stock-based awards granted under this plan generally vest over four years and expire no more than ten years after the date of grant. Under the Plan, our Board of Directors is authorized to reserve for issuance up to 10,000,000 shares of common stock, all of which had been reserved as of December 31, 2014. The Plan supersedes all previously issued stock option plans and is currently the only available plan from which options may be granted. Shares available for grant under the Plan were 2,808,973 and 2,984,986 at December 31, 2014 and 2013, respectively.

Stock Option Activity

The following table summarizes the stock option activity under the Plan and all previous plans:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (2)
Balance December 31, 2011	4,845,412	$5.10	7.6	$177,000
Granted	2,147,662	$2.51	—	—
Exercised	(14,000)	$1.83	—	—
Forfeited	(462,992)	$5.07	—	—
Balance December 31, 2012	6,516,082	$4.25	7.5	$2,994,000
Granted	1,074,252	$4.06	—	—
Exercised	(168,215)	$2.40	—	—
Forfeited	(311,497)	$4.00	—	—
Balance December 31, 2013	7,110,622	$4.28	6.7	$13,017,000
Granted	1,922,000	$5.22	—	—
Exercised	(872,997)	$2.70	—	—
Forfeited	(1,883,596)	$5.21	—	—
Balance December 31, 2014	6,276,029	$4.51	7.0	$8,065,000

Vested and exercisable as of December 31, 2014	3,887,165	$4.43	5.9	$5,938,000
Vested and exercisable as of December 31, 2014 and expected to vest thereafter(1)	5,928,912	$4.49	6.9	$7,792,000

(1) Options that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of ASC 718, “Compensation — Stock Compensation.”

(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of December 31, 2014 of $5.27 per share

The weighted average fair value per share of options granted to employees for the years ended December 31, 2014, 2013, and 2012 was $2.41, $2.08, and $1.19, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2014, 2013, and 2012, was $1.8 million, $464,000, and $12,000, respectively. The fair value of options vested for the years ended December 31, 2014, 2013, and 2012, was $2.0 million, $2.2 million, and $2.8 million, respectively. As of December 31, 2014, total unrecognized compensation cost related to non-vested options was $4.6 million, which is expected to be recognized as expense over a weighted average period of approximately 3.0 years.

On February 6, 2015, we granted 344,090 stock options to non-employee directors. The options become fully vested on June 19, 2015, have an exercise price of $3.53 per share, and expire 10 years from the grant date.

Restricted Stock Awards

On December 31, 2014, the Company granted 27,609 shares of restricted stock to a member of its Board of Directors as compensation for services provided in addition to his normal director services. The restricted shares become fully vested on March 16, 2015.

In July 2009, we issued 60,000 restricted stock units to key management team members under the Plan. The restricted stock units vested 25% on the first anniversary of the grant date and 1/48th monthly thereafter dependent upon continued employment. As the restricted stock units vested, the units were settled in shares of common stock based on a one-to-one ratio. The units were valued based on the market price on the date of grant. At December 31, 2013 all of these restricted stock units had either been vested or forfeited.

The following table summarizes the restricted stock activity under the Plan:

	Shares	Weighted Average Grant-Date Fair Value
		(Per share)
Outstanding at December 31, 2011	11,085	$7.13
Awarded	—	$—
Vested	(6,000)	$7.13
Forfeited	(1,584)	$7.13
Outstanding at December 31, 2012	3,501	$7.13
Awarded	—	$—
Vested	(3,084)	$7.13
Forfeited	(417)	$7.13
Outstanding at December 31, 2013	—	$—
Awarded	27,609	$5.27
Outstanding at December 31, 2014	27,609	$5.27

As of December 31, 2014, total unrecognized compensation cost related to non-vested restricted stock was approximately $144,000, which is expected to be recognized in the first quarter of 2015.

Stock Based Compensation — Fair Value

We applied ASC 718, “Compensation — Stock Compensation,” during the years ended December 31, 2014, 2013, and 2012 and recognized related compensation expense of $2.1 million, $2.2 million, and $2.6 million, respectively, related to stock options and restricted stock units.

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

Expected Term: Prior to October 1, 2013, the expected term was based on the option vesting term and contractual terms, blending the Company’s historical data with disclosure information from similar publicly-traded companies to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. On October 1, 2013, we began using only our own historical data to determine the expected term of options based on historical exercise data. As there was no historical exercise data for non-employee directors, the Company determined the expected term based on the simplified method.

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

Forfeitures: We estimate forfeitures at the time of grant and revise those estimates periodically in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If our actual forfeiture rate is materially different from its estimate, the s-based compensation expense could be significantly different from what we have recorded in the current period.

Stock-Based Compensation — Employee Stock Options and Restricted Stock Awards

The estimated grant date fair values of stock options granted to employees were calculated using the Black-Scholes option pricing model based on the following assumptions:

	Years Ended December 31,
	2014			2013			2012
Weighted average expected life (years)		3.87			5.2			4.5
Weighted average expected volatility		61%			59%			59%
Risk-free interest rate	0.98%	-	1.28%	0.84%	-	1.42%	0.42%	-	1.01%
Weighted average dividend yield		0%			0%			0%

Stock-based compensation expense related to the fair value measurement of awards granted to employees was allocated as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of revenue	$101	$74	$101
General and administrative	1,174	1,480	1,850
Sales and marketing	487	424	522
Research and development	342	197	139
Total employee stock-based compensation expense	$2,104	$2,175	$2,612

Stock-Based Compensation — Non-Employee Stock Options

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

The fair value of stock options issued to non-employees other than members of our Board of Directors was calculated using the Black-Scholes option pricing model based on the following assumptions There were no stock options issued to or outstanding for non-employees other than members of our Board of Directors during 2014:

	Years Ended December 31,
	2014	2013			2012
Weighted average expected life (years)	—		0.25		0.4%	-	6
Weighted average expected volatility	—		69%			59%
Risk-free interest rate	—	0.07%	-	0.11%	0.11%	-	1.33%
Weighted average dividend yield	—		0%			0%

Stock-based compensation expense related to awards granted to non-employees other than members of our Board of Directors was allocated as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
General and administrative	$—	$2	$4
Total non-employee stock-based compensation expense	$—	$2	$4

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

	Years Ended December 31,
	2014	2013	2012
Domestic revenue	$1,273	$5,437	$3,546
International revenue	29,153	37,608	39,086
Total revenue	$30,426	$43,045	$42,632

Revenue by country:
India	16%	6%	*	%
China	10	9	8
Egypt	10	3	4
Saudi Arabia	5	17	2
United States	4	13	8
Israel	4	*	25
Oman	2	11	3
Australia	2	*	11
Others(1)	47	41	39
Total	100%	100%	100%

*        Represents less than 1%

(1)      Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our net revenue during any of the periods presented.

All of our long-lived assets were located in the United States at December 31, 2014 and 2013.

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

Customers accounting for 10% or more of our combined accounts receivable and unbilled receivables were as follows:

	December 31,
	2014	2013
Customer A	32%	14%
Customer B	11%	1%
Customer C	3%	19%
Customer D	*	17%
Customer E	3%	16%

*     None.

No other customer accounted for more than 10% of our combined accounts receivable and unbilled receivables during any of these periods.

Revenue from customers representing 10% or more of net revenue varies from period to period. Customers representing 10% or more of net revenue for the periods indicated were:

	December 31,
	2014	2013	2012
Customer A	14%	7%	*
Customer D	*	15%	1%
Customer F	*	*	16%

*     Less than 1% or none.

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

In 2013, we impaired the building and land held for sale by $44,000 to reduce the carrying value to estimated fair value. The building and land were sold in September 2013. Net proceeds from the sale totaled $1.2 million, resulting in a loss on sale of $0.1 million. As the assets were part of the restructuring plan, the loss on sale was reported in the Consolidated Statement of Operations in the caption “Restructuring Charges.” During the year ended December 31, 2014, there were no further costs related to this restructuring activity.

The major components of the restructuring charges relating to the consolidation of our North American operations were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
One-time termination benefits and other personnel costs	$—	$—	$21
Losses on disposals/sale and impairment of assets held for sale	—	184	314
Other exit costs	—	—	34
	$—	$184	$369

Liabilities associated with the North American operations restructuring plan were zero at December 31, 2014 and 2013.

Note 16 — Subsequent Events

On January 12, 2015, Mr. Thomas S. Rooney, Jr., President, Chief Executive Officer, and Director, announced his intent to resign to allow the Company to facilitate a transition during which the Company will identify and appoint a successor to further lead the Company’s efforts in the oil and gas industry while continuing to strengthen its position in desalination. To facilitate this transition the Company entered into an amendment to Mr. Rooney’s offer letter dated February 14, 2011 (the “Amendment”). Under the terms of the Amendment, Mr. Rooney resigned as a member of the Board of Directors and its subsidiaries effective January 13, 2015. Mr. Rooney will continue to serve as Chief Executive Officer until his successor is named and thereafter he will immediately resign as Chief Executive Officer.

On February 6, 2015, the Board of Directors appointed Mr. Ole Peter Lorentzen and Mr. Alexander J. Buehler as directors. The addition increases the number of directors on the Board to nine, following the resignation of Mr. Rooney on January 13, 2015.

See Note 12 — “Stock-Based Compensation” for further discussion of options granted on February 6, 2015.

See Note 9 — “Commitments and Contingencies — Litigation”, for a discussion of litigation arising in January 2015.

Note 17 — Supplementary Data — Quarterly Financial Data (unaudited)

The following table presents certain unaudited consolidated quarterly financial information for each of the eight fiscal quarters in the period ended December 31, 2014. This quarterly information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for these quarterly periods are not necessarily indicative of the operating results for a full year or any future period.

QUARTERLY FINANCIAL DATA (unaudited)

	Three Months Ended,
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(In thousands, except per share amounts)
Quarterly Results of Operations(1)
Net revenue	$14,780	$5,342	$6,407	$3,897
Cost of revenue	5,722	3,007	3,332	1,652
Gross profit	9,058	2,335	3,075	2,245
Operating expenses:
General and administrative(2)	6,027	3,078	2,995	2,039
Sales and marketing	2,977	2,351	2,702	2,495
Research and development(3)	4,601	2,131	1,724	1,234
Amortization of intangible assets	196	216	215	215
Loss from operations	$(4,743)	$(5,441)	$(4,561)	$(3,738)
Net loss	$(4,905)	$(5,506)	$(4,611)	$(3,683)
Loss per share:
Basic and diluted	$(0.09)	$(0.11)	$(0.09)	$(0.07)

	Three Months Ended,
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(In thousands, except per share amounts)
Quarterly Results of Operations(1)
Net revenue	$23,235	$4,868	$8,569	$6,373
Cost of revenue	8,708	1,966	3,293	3,356
Gross profit	14,527	2,902	5,276	3,017
Operating expenses:
General and administrative	4,071	3,625	3,326	4,170
Sales and marketing	2,345	1,737	1,859	2,011
Research and development	1,115	1,027	1,137	1,082
Amortization of intangible assets	230	230	231	230
Restructuring charges	—	140	44	—
Income (loss) from operations	$6,766	$(3,857)	$(1,321)	$(4,476)
Net income (loss)	$6,727	$(3,866)	$(1,457)	$(4,510)
Earnings (loss) per share:
Basic	$0.13	$(0.08)	$(0.03)	$(0.09)
Diluted	$0.13	$(0.08)	$(0.03)	$(0.09)

(1)	Quarterly results may not add up to annual results due to rounding.
(2)	The increase in general and administrative expense in the fourth quarter of 2014 was substantially related to the termination of the former Senior Vice-President of Sales.
(3)	The increase in research and development expense in the fourth quarter of 2014 was related to direct R&D project costs associated with new product initiatives.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Accounting Firm

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Energy Recovery, Inc.

San Leandro, California

We have audited Energy Recovery, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Energy Recovery, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, which is included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Energy Recovery, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Energy Recovery, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 5, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 5, 2015

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B — Other Information

None.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held on June 19, 2015, which will be filed by the Company with the SEC (the “Proxy Statement”).

Item 11 — Executive Compensation

The information required by this Item is incorporated by reference from the Proxy Statement.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Proxy Statement.

Item 13 — Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from the Proxy Statement.

Item 14 — Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Proxy Statement.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

(a) The following documents are included as part of this Annual Report on Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Changes in Estimates Charged to Costs and Expenses(1)	Deductions(2)	Balance at End of Period
	(In thousands)
Year Ended December 31, 2012
Allowance for doubtful accounts	$248	$285	$(279)	$(37)	$217
Year Ended December 31, 2013
Allowance for doubtful accounts	$217	$346	$(277)	$(45)	$241
Year Ended December 31, 2014
Allowance for doubtful accounts	$241	$299	$(383)	$(2)	$155

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Leandro, State of California, on the 5th day of March 2015.

ENERGY RECOVERY, INC.

By:	/s/ THOMAS S. ROONEY, JR.
Thomas S. Rooney, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS S. ROONEY, JR.	President and Chief Executive Officer	March 5, 2015
Thomas S. Rooney, Jr.	(Principal Executive Officer)

/s/ JOEL GAY	Chief Financial Officer	March 5, 2015
Joel Gay	(Principal Financial and Accounting Officer)

/s/ HANS PETER MICHELET	Director and Chairman of the Board	March 5, 2015
Hans Peter Michelet

/s/ ALEXANDER J. BUEHLER	Director	March 5, 2015
Alexander J. Buehler

/s/ PAUL M. COOK	Director	March 5, 2015
Paul M. Cook

/s/ ARVE HANSTVEIT	Director	March 5, 2015
Arve Hanstveit

/s/ FRED OLAV JOHANNESSEN	Director	March 5, 2015
Fred Olav Johannessen

/s/ Ole Peter Lorentzen	Director	March 5, 2015
Ole Peter Lorentzen

/s/ ROBERT YU LANG MAO	Director	March 5, 2015
Robert Yu Lang Mao

/s/ MARIE-ELISABETH PATÉ-CORNELL	Director	March 5, 2015
Marie-Elisabeth Paté-Cornell

/s/ DOMINIQUE TREMPONT	Director	March 5, 2015
Dominique Trempont

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 7, 2008.	10-K	001-34112	3.1	3/27/2009

3.2	Amended and Restated Bylaws, effective as of July 8, 2008.	10-K	001-34112	3.2	3/27/2009

10.1*	Form of Indemnification Agreement between the Company and its directors and officers.	S-1/A	333-150007	10.1	5/12/2008

10.2*	2006 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.	S-1	333-150007	10.5	4/1/2008

10.3*	Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.	S-1	333-150007	10.5.1	4/1/2008

10.4*	Second Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.	S-1	333-150007	10.5.2	4/1/2008

10.5*	2008 Equity Incentive Plan of the Company and form of Stock Option Agreement thereunder.	S-1/A	333-150007	10.6	5/12/2008

10.6*	Energy Recovery Inc. Amended and Restated 2008 Equity Incentive Plan	DEF14A	001-34112	Appendix A	4/27/2012

10.7	Modified Industrial Gross Lease Agreement dated November 25, 2008, between the Company and Doolittle Williams, LLC.	10-K	001-34112	10.17	3/27/2009

10.8	First Amendment to Modified Industrial Gross Lease dated May 28, 2009, between the Company and Doolittle Williams, LLC.	10-Q	001-34112	10.17.1	8/7/2009

10.9	Second Amendment to Modified Industrial Gross Lease dated June 26, 2009, between the Company and Doolittle Williams, LLC.	10-Q	001-34112	10.17.2	8/7/2009

10.10	Third Amendment to Modified Industrial Gross Lease dated November 10, 2010 between the Company and Doolittle Williams, LLC	10-K	001-34112	10.14	03/12/2013

10.11	Pledge and Security Agreement dated February 17, 2009, between the Company and Comerica Bank	10-Q	001-34112	10.20	5/8/2009

10.12*	Offer Letter dated February 14, 2011, to Thomas Rooney.	8-K	001-34112	99.2	2/15/2011

10.13	Control Agreement dated July 7, 2011, between the Company, Citibank, N.A., Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC.	10-Q	001-34112	10.43	8/8/2011

10.14*	Energy Recovery, Inc. Change in Control Severance Plan dated March 5, 2012	8-K	001-34112	10.1	3/9/2012

10.15	Loan Agreement dated June 5, 2012 between Company and HSBC Bank, USA, National Association	8-K	001-34112	10.1	6/11/2012

10.16*	Energy Recovery, Inc. Annual Incentive Plan dated January 1, 2014	8-K	001-34112	10.1	4/30/2014

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.17*	Offer Letter dated June 26, 2014, to Joel Gay	8-K/A	001-34112	99.2	7/8/2014

10.18	Radakovich Settlement Agreement	10-Q	001-34112	10.1	11/10/2014

10.19*	Offer Letter dated September 22, 2014, to David Barnes	10-Q	001-34112	10.2	11/10/2014

10.20*	Amendment to Offer Letter, dated as of January 12, 2015 to Thomas S. Rooney, Jr.	8-K	001-34112	10.1	1/13/2015

10.21*	Draft Consulting Agreement with Thomas S. Rooney, Jr.	8-K	001-34112	10.2	1/13/2015

14.1	Code of Ethics of Energy Recovery, Inc. Additional Conduct and Ethics Policies for the Chief Executive Officer and Senior Financial Officers.	10-K	001-34112	14.1	3/27/2009

18.1	BDO USA, LLP, Letter re Change in Method of Accounting for Inventory Valuation	10-Q	001-34112	18.1	5/8/2014

21.1	List of subsidiaries of the Company.					X

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), asadopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement.