Form 10-Q
period 2015-03-31
Energy Recovery, Inc.
filed 2015-05-07
CIK 1421517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of May 1, 2015, there were 52,030,357 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value)

(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$20,391	$15,501
Restricted cash	2,263	2,623
Short-term investments	8,323	13,072
Accounts receivable, net of allowance for doubtful accounts of $110 and $155 at March 31, 2015 and December 31, 2014, respectively	5,333	10,941
Unbilled receivables, current	1,023	1,343
Inventories	9,334	8,204
Deferred tax assets, net	240	240
Prepaid expenses and other current assets	1,163	1,317
Total current assets	48,070	53,241
Restricted cash, non-current	2,126	2,850
Unbilled receivables, non-current	420	414
Long-term investments	265	267
Property and equipment, net of accumulated depreciation of $15,961 and $15,143 at March 31, 2015 and December 31, 2014, respectively	12,574	13,211
Goodwill	12,790	12,790
Other intangible assets, net	3,007	3,166
Other assets, non-current	2	2
Total assets	$79,254	$85,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,032	$1,817
Accrued expenses and other current liabilities	7,242	8,427
Income taxes payable	6	4
Accrued warranty reserve	756	755
Deferred revenue	1,134	519
Current portion of long-term debt	11	—
Total current liabilities	11,181	11,522
Long-term debt, net of current portion	44	—
Deferred tax liabilities, non-current, net	2,054	1,989
Deferred revenue, non-current	18	59
Other non-current liabilities	2,881	2,453
Total liabilities	16,178	16,023
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 54,494,813 shares issued and 52,015,357 shares outstanding at March 31, 2015, and 54,398,421 shares issued and 51,918,965 shares outstanding at December 31, 2014	54	54
Additional paid-in capital	125,847	124,440
Accumulated other comprehensive loss	(39)	(73)
Treasury stock, at cost 2,479,456 shares repurchased at both March 31, 2015 and December 31, 2014	(6,835)	(6,835)
Accumulated deficit	(55,951)	(47,668)
Total stockholders’ equity	63,076	69,918
Total liabilities and stockholders’ equity	$79,254	$85,941

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenue	$5,864	$3,897
Cost of revenue	2,531	1,652
Gross profit	3,333	2,245
Operating expenses:
General and administrative	6,278	2,039
Sales and marketing	2,433	2,495
Research and development	2,533	1,234
Amortization of intangible assets	159	215
Total operating expenses	11,403	5,983
Loss from operations	(8,070)	(3,738)
Interest expense	(40)	—
Other non-operating (expense) income	(102)	121
Loss before income taxes	(8,212)	(3,617)
Provision for income taxes	71	66
Net loss	$(8,283)	$(3,683)

Basic and diluted net loss per share	$(0.16)	$(0.07)

Shares used in basic and diluted per share calculation	51,948	51,446

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(8,283)	$(3,683)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	31	43
Unrealized gain on investments	3	2
Other comprehensive income	34	45
Comprehensive loss	$(8,249)	$(3,638)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(8,283)	$(3,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,140	581
Depreciation and amortization	979	983
Unrealized loss on foreign currency transactions	124	10
Amortization of premiums/discounts on investments	79	125
Deferred income taxes	65	56
Provision for warranty claims	21	3
Provision for doubtful accounts	2	72
Valuation adjustments for excess or obsolete inventory	(10)	40
Other non-cash adjustments	428	(125)
Changes in operating assets and liabilities:
Accounts receivable	5,524	(2,052)
Deferred revenue	574	15
Unbilled receivables	314	4,696
Accounts payable	215	448
Prepaid and other assets	154	(1,112)
Income taxes payable	2	7
Accrued expenses and other liabilities	(1,192)	(2,638)
Inventories	(1,120)	(3,361)
Net cash used in operating activities	(984)	(5,935)
Cash Flows From Investing Activities
Maturities of marketable securities	4,675	2,600
Restricted cash	1,084	412
Capital expenditures	(179)	(38)
Net cash provided by investing activities	5,580	2,974
Cash Flows From Financing Activities
Net proceeds from issuance of common stock	250	604
Proceeds from borrowings	55	—
Repurchase of common stock for treasury	—	(633)
Net cash provided by (used in) financing activities	305	(29)
Effect of exchange rate differences on cash and cash equivalents	(11)	56
Net change in cash and cash equivalents	4,890	(2,934)
Cash and cash equivalents, beginning of period	15,501	14,371
Cash and cash equivalents, end of period	$20,391	$11,437

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “we”, “our”, or “us”) designs, develops, and manufactures, energy recovery devices that transform untapped energy into reusable energy from industrial fluid flows and pressure cycles. Our products are marketed and sold in fluid flow markets, such as desalination and oil & gas, under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, IsoBoost™, IsoGen™ , and VorTeq TM. Our products are developed and manufactured in the United States of America (“U.S.”) at our headquarters in San Leandro, California, and we have four wholly-owned subsidiaries: Energy Recovery Iberia, S.L., Energy Recovery Canada Corp., ERI Energy Recovery Ireland Ltd., and ERI Energy Recovery Holdings Ireland Limited. We also have sales offices in Dubai, United Arab Emirates and Shanghai, Peoples Republic of China.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires our management to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our more significant estimates and judgments that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition; allowance for doubtful accounts; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill, long-lived assets, and acquired intangible assets; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; and deferred taxes and valuation allowances on deferred tax assets. Actual results could differ materially from those estimates.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The December 31, 2014 condensed consolidated balance sheet was derived from audited financial statements, and may not include all disclosures required by U.S. GAAP; however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 6, 2015.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The amendment requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We expect to adopt this guidance as of January 1, 2017. Early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

On April 1, 2015, the FASB voted to propose to defer the effective date of ASU 2014-09 by one year. Based on the FASB’s proposed decision, ASU 2014-09 will apply to annual reporting periods beginning after December 15, 2017, including interim reporting periods within annual reporting periods beginning after December 15, 2017. Additionally, the FASB decided to permit early adoption, but not before the original effective date (that is, annual periods beginning after December 15, 2016). The FASB plans to expose its decisions for a thirty day public comment period in a proposed ASU which is expected to be issued sometime during the second quarter of 2015.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. As a result, an entity will no longer be required to separately present an extraordinary item on its statement of operations, net of tax, after income from continuing operations, or disclose income taxes and net income per share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided the guidance is applied from the beginning of the fiscal year of adoption. We do not expect the adoption of this standard to have a material impact on our financial statements, absent any material transactions in future periods that would qualify for extraordinary item presentation under the prior guidance.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest. ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public entities, ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of this standard to have a material impact on our financial statements.

Also in April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other- Internal-Use Software. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 does not change GAAP for customer’s accounting for service contracts. For public entities, ASU 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of this standard to have a material impact on our financial statements.

Note 2 — Goodwill and Other Intangible Assets

Goodwill as of March 31, 2015 and December 31, 2014 of $12.8 million was the result of our acquisition of Pump Engineering, LLC in December 2009. During the three months ended March 31, 2015, there were no changes in the recognized amount of goodwill, and there has been no impairment of goodwill to date.

The components of identifiable other intangible assets, all of which are finite-lived, as of the dates indicated were as follows (in thousands):

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(3,253)	$—	$2,847
Non-compete agreements	1,310	(1,310)	—	—
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(990)	—	—
Patents	585	(383)	(42)	160
Total	$11,485	$(7,416)	$(1,062)	$3,007

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(3,101)	$—	$2,999
Non-compete agreements	1,310	(1,310)	—	—
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(990)	—	—
Patents	585	(376)	(42)	167
Total	$11,485	$(7,257)	$(1,062)	$3,166

Accumulated impairment losses at March 31, 2015 include a $1.0 million impairment loss from 2012 for trademarks, a $31,000 loss for patents from 2007, and an $11,000 loss for patents from 2010.

Note 3 — Loss per Share

Basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period. Potential dilutive securities are excluded from the calculation of loss per share, as their inclusion would be anti-dilutive.

The following table shows the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(8,283)	$(3,683)
Denominator:
Basic and diluted weighted average common shares outstanding	51,948	51,446

Basic and diluted net loss per share	$(0.16)	$(0.07)

The following potential common shares were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive (in thousands):

	Three months Ended March 31,
	2015	2014
Stock options	7,864	7,297
Warrants	200	600

Note 4 — Other Financial Information

Restricted Cash

We have pledged cash in connection with stand-by letters of credit. We have deposited corresponding amounts into money market and non-interest bearing accounts at two financial institutions for these items as follows (in thousands):

	March 31, 2015	December 31, 2014
Collateral for stand-by letters of credit	$2,263	$2,623
Current restricted cash	$2,263	$2,623

Collateral for stand-by letters of credit	$2,126	$2,850
Non-current restricted cash	$2,126	$2,850
Total restricted cash	$4,389	$5,473

Inventories

Our inventories are stated at the lower of cost (using the first-in, first out “FIFO” method) or market and consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$2,927	$2,903
Work in process	2,430	1,915
Finished goods	3,977	3,386
Inventories	$9,334	$8,204

Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Interest receivable	$64	$112
Supplier advances	211	107
Other prepaid expenses and current assets	888	1,098
Total prepaid and other current assets	$1,163	$1,317

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Payroll and commissions payable	$3,085	$3,116
Accrued legal expenses	2,225	1,734
Other accrued expenses and current liabilities	1,779	2,254
Accrued R&D expenses	153	1,323
Accrued expenses and other current liabilities	$7,242	$8,427

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component for the quarter ended March 31, 2015 were as follows (in thousands):

	Foreign Currency Translation Adjustments Net of Tax Benefit	Unrealized Gains (Losses) on Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(67)	$(6)	$(73)
Net other comprehensive income	31	3	34
Balance, March 31, 2015	$(36)	$(3)	$(39)

There were no reclassifications of amounts out of accumulated other comprehensive loss, as there have been no sales of securities or translation adjustments that impacted other comprehensive loss during the quarter. The tax impact of the changes in accumulated other comprehensive loss were not material.

Note 5 — Investments

Our short-term and long-term investments are all classified as available-for-sale. There were no sales of available-for-sale securities during the quarter ended March 31, 2015.

Available-for-sale securities as of the dates indicated consisted of the following (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments:
Corporate notes and bonds	$8,325	$2	$(4)	$8,323
Total short-term investments	$8,325	$2	$(4)	$8,323

Long-term investments:
Corporate notes and bonds	$266	$—	$(1)	$265
Total long-term investments	$266	$—	$(1)	$265
Total available-for-sale securities	$8,591	$2	$(5)	$8,588

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments
State and local government obligations	$225	$—	$—	$225
Corporate notes and bonds	12,851	4	(8)	12,847
Total short-term investments	$13,076	$4	$(8)	$13,072
Long-term investments
Corporate notes and bonds	268	—	(1)	267
Total long-term investments	$268	$—	$(1)	$267
Total investments	$13,344	$4	$(9)	$13,339

Gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated, aggregated by investment category and length of time that the security has been in a continuous loss position, were as follows (in thousands):

	March 31, 2015
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$3,847	$(3)	$1,197	$(2)	$5,044	$(5)
Total	$3,847	$(3)	$1,197	$(2)	$5,044	$(5)

	December 31, 2014
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$5,085	$(6)	$1,205	$(3)	$6,290	$(9)
Total	$5,085	$(6)	$1,205	$(3)	$6,290	$(9)

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of March 31, 2015 are shown below by contractual maturity (in thousands):

	March 31, 2015
	Amortized Cost	Fair Value
Due after one year through three years	$8,591	$8,588
Total available-for-sale securities	$8,591	$8,588

Note 6 — Long-Term Debt and Lines of Credit

Debt

In March 2015, we entered into a loan agreement with a financial institution for a $55,000 fixed-rate installment loan carrying an annual interest rate of 6.35%. The loan is payable in equal monthly installments and matures on April 2, 2020. The note is secured by the asset purchased.

Long-term debt consisted of the following (in thousands)

	March 31, 2015	December 31, 2014
Loan payable	$55	$—
Less: current portion	(11)	—
Total long-term debt	$44	$—

Future minimum principal payments due under long-term debt arrangements consist of the following (in thousands):

March 31, 2015
2015 (remaining 9 months)	$7
2016	11
2017	11
2018	11
2019	11
Thereafter	4
Total debt	$55

Lines of Credit

In June 2012, we entered into a loan agreement (the “2012 Agreement”) with a financial institution. The 2012 Agreement provides for a total available credit line of $16.0 million. Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans. The total stand-by letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. At no time may the aggregate of the revolving loans and stand-by letters of credit exceed the total available credit line of $16.0 million. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate plus 0% or a Eurodollar loan that bears interest equal to the adjusted LIBO rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The 2012 Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement matures in June 2015 and is collateralized by substantially all of our assets. As of March 31, 2015 and December 31, 2014, there were no advances drawn under the 2012 Agreement. Stand-by letters of credit collateralized under the 2012 Agreement totaled $3.1 million as of March 31, 2015 and December 31, 2014. Total cash restricted related to these stand-by letters of credit totaled $3.2 million and $3.1 million as of March 31, 2015 and December 31, 2014, respectively.

We are subject to certain financial and administrative covenants under the 2012 Agreement. As of March 31, 2015, we were in compliance with these covenants.

In 2009, we entered into a loan and security agreement (the “2009 Agreement”) with another financial institution. The 2009 Agreement, as amended, provided a total available credit line of $16.0 million. Under the 2009 Agreement, we were allowed to draw advances of up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for stand-by letters of credit, provided that the aggregate of the outstanding advances and collateral did not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incurred interest based on a prime rate index or LIBOR plus 1.375%. The 2009 Agreement, as amended, also required us to maintain cash collateral balances equal to at least 101% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances. The amended 2009 Agreement expired in May 2012, at which time we became required to maintain a cash collateral balance equal to at least 105% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit. There were no advances drawn under the 2009 Agreement’s credit line at the time it expired. Remaining stand-by letters of credit issued under the 2009 Agreement totaled $1.2 million and $2.3 million as of March 31, 2015 and December 31, 2014, respectively. Total cash restricted related to these stand-by letters of credit totaled $1.2 million and $2.4 million as of March 31, 2015 and December 31, 2014, respectively.

Note 7 — Equity

Share-Based Compensation Expense

For the three months ended March 31, 2015 and 2014, we recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$35	$22
General and administrative	897	329
Sales and marketing	101	153
Research and development	107	77
Total share-based compensation expense	$1,140	$581

As of March 31, 2015, total unrecognized compensation cost related to non-vested share-based awards, net of estimated forfeitures, was $4.8 million, which is expected to be recognized as expense over a weighted average period of approximately 3.01 years.

In February 2015, we granted 344,090 stock options to our non-employee directors. The vesting start date for options granted to incumbent non-employee directors was June 20, 2014, the date of our last annual meeting. The vesting start date for options granted to newly appointed non-employee directors was the date of grant. The options become fully vested on June 19, 2015, the date of our next annual meeting; have an exercise price of $3.53 per share, as determined on the date of grant; and expire 10 years from the grant date. The total compensation cost associated with these option grants will be recognized over the period from the grant date in February 2015 (which was determined to be the service inception date) to the vesting end date in June 2015. Accordingly, the first quarter of 2015 includes compensation expense from the service inception date through March 31, 2015.

In March 2015, we granted 1,415,739 stock options to certain officers and other employees. The options vest over a four-year period, have an exercise price of $2.75 per share, and expire 10 years from the grant date.

In connection with the resignation of Mr. Thomas S. Rooney, Jr. as President and Chief Executive Officer, additional stock based compensation of approximately $170,000 was recorded in the first quarter of 2015 related to the accelerated vesting of options previously granted to Mr. Rooney.

Note 8 — Income Taxes

The effective tax rate for the three months ended March 31, 2015 and 2014 was (1.0%) and (1.8%), respectively. As of December 31, 2014, a full valuation allowance of approximately $20.4 million had been established to reduce our deferred income tax assets to the amount expected to be realized. As such, no tax benefit related to our pre-tax loss was recognized for the three months ended March 31, 2015, as there was no change in our assessment of the amount of deferred income tax assets expected to be realized.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through November 2019. Future minimum lease payments consist of the following (in thousands):

March 31, 2015
2015 (remaining nine months)	$1,172
2016	1,576
2017	1,567
2018	1,591
2019	1,398
Total future minimum lease payments	$7,304

Product Warranty

The following table summarizes the activity related to the product warranty liability during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$755	$709
Warranty costs charged to cost of revenue	21	3
Utilization of warranty	(20)	(7)
Balance, end of period	$756	$705

Purchase Obligations

We enter into purchase order arrangements with our vendors. As of March 31, 2015, there were open purchase orders for which we had not yet received the related goods or services. These arrangements are subject to change based on our sales demand forecasts, and we have the right to cancel the arrangements prior to the date of delivery. As of March 31, 2015, we had approximately $2.3 million of cancellable open purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2015 and December 31, 2014.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts ranging from 5% to 10% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance. These guarantees, generally in the form of stand-by letters of credit or bank guarantees secured by stand-by letters of credit, typically remain in place for periods ranging up to 24 months and in some cases up to 68 months, and relate to the underlying product warranty period. The stand-by letters of credit are collateralized by restricted cash and our credit facility. Of the $4.3 million in outstanding stand-by letters of credit at March 31, 2015, $1.2 million was issued under the 2009 Agreement and $3.1 million was issued under the 2012 Agreement. The stand-by letters of credit outstanding at March 31, 2015 were collateralized by restricted cash of $4.4 million.

Litigation

We are a defendant in a claim made by a vendor related to a supply agreement. This lawsuit was filed on December 14, 2011, entitled “Morgan Technical Ceramics Auburn, Inc. v. Energy Recovery, Inc.” in the Alameda County Superior Court of California. In 2008, we entered into a supply agreement with the vendor to manage the cost and availability of key raw materials and components. The agreement was amended in 2010. Under the terms of the amended agreement, we committed to future minimum annual purchases of raw materials and components through 2013. If annual purchase commitments were not met, a penalty of approximately 35% of the remaining open annual minimum purchase requirement could be assessed by the vendor. In June 2011, due to ongoing quality issues, we terminated the agreement on the basis of a material breach by the vendor. On February 19, 2014, the court determined that the plaintiffs had indeed provided the Company with defective materials and components, but that such breach did not reach a level of materiality warranting the termination of the supply agreement. On December 15, 2014, the court held partial evidentiary hearings on the parties’ respective damages. After the hearing was rescheduled, the parties agreed upon the methodology of the calculation for the respective claims for damages. On March 13, 2015, the Court issued a statement of decision wherein it awarded the plaintiff liquidated damages and prejudgment interest and unpaid accounts receivables and prejudgment interest. The total award of $1.9 million has been accrued in the accompanying condensed consolidated financial statements.

In April 2011, we filed a lawsuit entitled Energy Recovery Inc. v. Leif J. Hauge; Isobaric Strategies, Inc.; Tristan Nillo; and James Coyle in Alameda County Superior Court of California alleging, among other things, misappropriation of the Company's trade secrets. On December 5, 2013, a jury determined that the Company had not proven the alleged misappropriation of trade secrets. The Company has filed an appeal challenging certain rulings during the trial proceedings.

On September 10, 2014, the Company terminated the employment of its Senior Vice President, Sales, Borja Blanco, on the basis of breach of duty of trust and conduct leading to conflict of interest. On October 3, 2014, Mr. Blanco filed a labor claim against ERI Iberia in Madrid, Spain alleging breach of contract and termination without cause. The claim seeks wages (salary and bonus) of €567,000 and alleged stock option gains of €630,000. At this time, the Company has not determined that an award to Mr. Blanco is probable. The matter has been delayed until November 2015.

In January 2015, two stockholder class action complaints were filed against the Company in the Northern District of California, on behalf of Energy Recovery stockholders under the captions, Joseph Sabatino v. Energy Recovery, Inc. et al. and Thomas C. Mowdy v. Energy Recovery, Inc. et al. The complaints allege violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act of 1934 and seek the recovery of unspecified monetary damages. We are not able to estimate the possible loss, if any, due to the early state of this matter and the Company has not been served as of yet with these complaints.

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

	Three Months Ended March 31,
	2015	2014
Domestic revenue	$264	$349
International revenue	5,600	3,548
Total revenue	$5,864	$3,897

Revenue by country:
Egypt	22%	3%
Spain	13	9
Israel	*	13
United States	5	9
Others **	60	66
Total	100%	100%

*	Less than 1%.
**	Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our net revenue during the periods presented.

All of our long-lived assets were located in the United States at March 31, 2015 and December 31, 2014.

Note 11 — Concentrations

Customers accounting for 10% or more of our accounts receivable and unbilled receivables were as follows:

	March 31, 2015	December 31, 2014
Customer A	21%	11%
Customer B	13%	5%
Customer C	13%	32%

Revenue from customers representing 10% or more of net revenue varies from period to period. For the periods indicated, customers representing 10% or more of net revenue were:

	Three Months Ended March 31,
	2015	2014
Customer D	12%	*
Customer E	12%	2%
Customer F	2%	16%
Customer G	*	10%

*	Less than 1% or none..

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

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, unbilled receivables, accounts payable, and other accrued expenses approximate fair value due to the short-term maturity of those instruments. For our investments in available-for-sale securities, if quoted prices in active markets for identical investments are not available to determine fair value (Level 1), then we use quoted prices for similar assets or inputs other than quoted prices that are observable either directly or indirectly (Level 2). The investments included in Level 2 consist primarily of corporate, and agency obligations.

The fair value of financial assets and liabilities measured on a recurring basis for the indicated periods was as follows (in thousands):

	March 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term available-for-sale securities	$8,323	$—	$8,323	$—
Long-term available-for-sale securities	265	—	265	—
Total assets	$8,588	$—	$8,588	$—

	December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term available-for-sale securities	$13,072	$—	$13,072	$—
Long-term available-for-sale securities	267	—	267	—
Total assets	$13,339	$—	$13,339	$—

Note 13 — Subsequent Events

On April 9, 2015, Ms. Audrey Bold resigned as Energy Recovery’s Chief Marketing Officer. If Ms. Bold provides a general release, the Company has agreed to provide her with the following benefits: (1) salary continuation and health benefits for a period of six months; and (2) continued vesting of granted options during the six month period, which will be exercisable consistent with the Company’s Amended and Restated 2008 Equity Incentive Plan.

On April 24, 2015, the Board of Directors appointed Mr. Joel Gay as President and Chief Executive Officer and as a member of the Board of Directors effective immediately. Mr. Gay has served as the Company’s Chief Financial Officer since June 2014.

On April 24, 2015, Mr. Paul Cook, Mr. Fred Olav Johannessen, and Dr. Marie Elisabeth Patẻ-Cornell, informed the Board of Directors of the Company of their intent not to stand for re-election at the Company’s next annual meeting of stockholders. Their decision not to stand for re-election is not the result of a disagreement with the Company known to an executive officer of the Company, or any matter relating to the Company’s operations, policies, or practices.

On April 30, 2015, the Board of Directors appointed Ms. Sharon Smith-Lenox as Corporate Controller and Chief Accounting Officer. Ms. Smith-Lenox joined the Company in February 2013 as Controller. Ms. Smith-Lenox holds a M.A. in International Relations from the University of California, Berkeley, a B.A. in International Relations from Long Island University, and a B.S. in Accounting from the California State University, East Bay. Ms. Smith-Lenox is a certified public accountant (Inactive).

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

•	our expectation that our expenses for research and development and sales and marketing may increase as a result of the diversification into markets outside of desalination;

•	our expectation that sales outside of the United States will remain a significant portion of our net revenue;

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

Our energy recovery devices are primarily used in seawater reverse osmosis desalination. In the past several years, we have invested significant research and development costs to expand into other pressurized fluid flow industries such as oil & gas. In 2014, we introduced a new product for the fracking industry, the VorTeq TM hydraulic pumping solution.

Our revenue is principally derived from the sale of our energy recovery devices. We also derive revenue from the sale of our high-pressure and circulation pumps which we manufacture and sell in connection with our energy recovery devices for use in desalination plants. Additionally, we receive revenue from the sale of spare parts and services, including start-up and commissioning services that we provide to our customers. In 2014, we recognized oil & gas revenue from the operating lease and lease buy-out of an IsoGen TM system of $784,000. In the first quarter of 2015, we recognized oil & gas revenue of $60,000 from commissioning services and $81,000 from fees related to the cancellation of the ConocoPhillips sales order.

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

We often experience substantial fluctuations in net revenue from quarter to quarter and from year to year due to the fact that a single order for our energy recovery devices by a large EPC firm for a particular plant may represent significant revenue. In addition, historically our EPC customers tend to order a significant amount of equipment for delivery in the fourth quarter, and as a consequence, a significant portion of our annual sales typically occurs during that quarter. This historical trend was reflected in the fourth quarter of the last several years. Normal seasonality trends also generally show our lowest revenue in the first quarter of the year, with the first quarter of 2014 following that trend. While net revenue in the first quarter of 2015 increased compared to the first quarter of 2014, we believe the trend of the lowest revenue in the first quarter will continue in 2015.

A limited number of our customers account for a substantial portion of our net revenue and of our accounts receivable and unbilled receivables. Revenue from customers representing 10% or more of net revenue varies from period to period. For the three months ended March 31, 2015, two customers each accounted for 12% of our net revenue. For the three months ended March 31, 2014, two customers accounted for 16% and 10%, respectively, of our net revenue. No other customer accounted for more than 10% of our net revenue during any of these periods. At March 31, 2015, three customers accounted for 21%, 13%, and 13%, respectively, of our account receivable and unbilled receivable balance. At December 31, 2014, two customers accounted for 32% and 11%, respectively, of our account receivable and unbilled receivable balance. During the three months ended March 31, 2015 and 2014, most of our net revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our net revenue for the next few years.

During the three months ended March 31, 2015 and 2014, most of our net revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our net revenue for the next few years.

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our consolidated financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition; allowance for doubtful accounts; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill, long-lived assets, and acquired intangible assets; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; and deferred taxes and valuation allowances on deferred tax assets.

On January 12, 2015, Mr. Thomas S. Rooney, Jr., President, Chief Executive Officer, and Director, announced his intent to resign to allow the Company to facilitate a transition during which the Company would identify and appoint a successor. To facilitate this transition the Company entered into an amendment to Mr. Rooney’s offer letter dated February 14, 2011 (the “Amendment”). Under the terms of the Amendment, Mr. Rooney resigned as a member of the Board of Directors and its subsidiaries effective January 13, 2015. Mr. Rooney continued to serve as Chief Executive Officer until the appointment of Mr. Gay as Chief Executive Officer on April 24, 2015. The Amendment provides that in addition to the severance payments and accelerated vesting of options previously granted provided for in his Offer Letter, in exchange for Mr. Rooney remaining as Chief Executive Officer until the appointment of his successor, the Company and Mr. Rooney will enter into a consulting agreement under which Mr. Rooney will receive $8,000 a month for 18 months, his unvested options outstanding on the first day of consultancy will continue to vest for the period of consultancy, and all vested options will continue to be exercisable through the 90 day period following the last day of the consultancy.

On February 6, 2015, the Board of Directors appointed Mr. Ole Peter Lorentzen and Mr. Alexander J. Buehler as directors. The addition increases the number of directors on the Board to nine, following the resignation of Mr. Rooney on January 13, 2015.

On April 24, 2015, the Board of Directors appointed Mr. Joel Gay as President and Chief Executive Officer and as a member of the Board of Directors effective immediately. Mr. Gay has served as the Company’s Chief Financial Officer since June 2014.

First Quarter of 2015 Compared to First Quarter of 2014

Results of Operations

The following table sets forth certain data from our operating results as a percentage of net revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2015		2014		Change Increase /(Decrease)
Results of Operations:*
Net revenue	$5,864	100%	$3,897	100%	$1,967	50%
Cost of revenue	2,531	43%	1,652	42%	879	53%
Gross profit	3,333	57%	2,245	58%	1,088	48%
Operating expenses:
General and administrative	6,278	107%	2,039	52%	4,239	208%
Sales and marketing	2,433	41%	2,495	64%	(62)	(2%)
Research and development	2,533	43%	1,234	32%	1,299	105%
Amortization of intangible assets	159	3%	215	6%	(56)	(26%)
Total operating expenses	11,403	194%	5,983	154%	5,420	91%
Loss from operations	(8,070)	(138%)	(3,738)	(96%)	(4,332)	(116%)
Interest expense	(40)	(1%)	—	**	(40)	**
Other non-operating (expense) income	(102)	(2%)	121	3%	(223)	(184%)
Loss before income taxes	(8,212)	(140%)	(3,617)	(93%)	(4,595)	(127%)
Provision for income taxes	71	1%	66	2%	5	8%
Net loss	$(8,283)	(141%)	$(3,683)	(95%)	$(4,600)	(125%)

*     Percentages may not add up to 100% due to rounding

**   Not meaningful

Net Revenue

Our net revenue increased by $2.0 million, or 50%, to $5.9 million for the three months ended March 31, 2015 from $3.9 million for the three months ended March 31, 2014. The increase was primarily due to increased OEM shipments of $1.9 million and slightly higher aftermarket shipments. Neither the first quarter of 2015 nor the first quarter of 2014 included any mega-project revenue.

Although we operate under one segment, we categorize revenue based on the type of energy recovery device and its related products and services. The following table reflects revenue by product category and as a percentage of total net revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2015		2014
PX devices and related products and services	$4,076	70%	$2,386	61%
Turbochargers, pumps, and related products and services	1,647	28%	1,374	35%
Oil & gas product lease and related services	141	2%	137	4%
Net revenue	$5,864	100%	$3,897	100%

During the three months ended March 31, 2015 and 2014, a significant portion of our net revenue was attributable to sales outside of the United States. Revenue attributable to domestic and international sales as a percentage of net revenue was as follows:

	Three Months Ended March 31,
	2015	2014
Domestic revenue	5%	9%
International revenue	95%	91%
Net revenue	100%	100%

Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. For the three months ended March 31, 2015, gross profit as a percentage of net revenue was 57%. For the three months ended March 31, 2014, gross profit as a percentage of net revenue was 58%. The decrease was attributable to lower production levels offset by a favorable shift in product mix.

Future gross profit is highly dependent on the product and customer mix of our net revenues, overall market demand and competition, and the volume of production in our manufacturing plant that determines our operating leverage. Accordingly, we are not able to predict our future gross profit levels with certainty. We believe that the current levels of gross profit margin are sustainable to the extent that volume remains healthy, our product mix favors PX devices, and we continue to realize cost savings through production efficiencies and enhanced yields.

Manufacturing average headcount decreased to 38 in the first quarter of 2015 from 45 in the first quarter of 2014.

Share-based compensation expense included in cost of revenue was $35,000 and $22,000 for the three months ended March 31, 2015 and 2014, respectively.

General and Administrative Expense

General and administrative expense increased by $4.3 million, or 208%, to $6.3 million for the three months ended March 31, 2015 from $2.0 million for the three months ended March 31, 2014. As a percentage of net revenue, general and administrative expense increased to 107% for the three months ended March 31, 2015 from 52% for the three months ended March 31, 2014.

General and administrative average headcount decreased to 26 in the first quarter of 2014 from 27 in the first quarter of 2014.

Of the $4.3 million increase in general and administrative expense for the three months ended March 31, 2015 compared to the same quarter of 2014, $1.7 million related to professional, legal and other administrative costs, including that related to the termination of the former Senior Vice President of Sales in 2014, $850,000 related to the reversal of VAT in the first quarter of 2014 that was expensed in 2011 and prior, $784,000 related to compensation and employee related benefits primarily associated with the resignation of the Chief Executive Officer and termination benefits associated with a reduction in force in the current quarter, $568,000 related to increased stock based compensation expense, and $405,000 related to other administrative costs primarily associated with additional accruals related to the statement of decision in the Morgan litigation. These changes were offset by a decrease of $113,000 primarily in bad debt expense and other taxes and $30,000 reduction in annual incentive bonus accruals.

Share-based compensation expense included in general and administrative expense was $897,000 and $329,000 for the three months ended March 31, 2015 and 2014, respectively. The increase in share-based compensation is related to the grant of options to non-employee directors in February 2015; see Note 7 – Equity, the full vesting of restricted shares granted to a non-employee director on December 31, 2014, and the accelerated vesting of options associated with the resignation of the Chief Executive Officer.

Sales and Marketing Expense

Sales and marketing expense decreased by $62,000, or 2%, to $2.4 million for the three months ended March 31, 2015 from $2.5 million for the three months ended March 31, 2014. As a percentage of net revenue, sales and marketing expense decreased to 41% for the three months ended March 31, 2015 from 64% for the three months ended March 31, 2014.

Sales and marketing average headcount increased to 35 in the first quarter of 2015 from 30 in the first quarter of 2014.

Of the $62,000 decrease in sales and marketing expense for the three months ended March 31, 2015 compared to the same quarter of 2014, $163,000 related to marketing costs, $194,000 related to compensation and employee related benefits associated with decreased stock-based compensation expense and lower annual incentive bonus accruals, and $14,000 related to professional and other sales and marketing services. The decreases were offset by increases of $167,000 related to commissions to certain sales representatives accrued at premium rates, $111,000 in termination benefits associated with a reduction in force in the current quarter, and $31,000 related to occupancy costs.

Share-based compensation expense included in sales and marketing expense was $101,000 and $153,000 for the three months ended March 31, 2015 and 2014, respectively.

Research and Development Expense

Research and development expense increased by $1.3 million, or 105%, to $2.5 million for the three months ended March 31, 2015 from $1.2 million for the three months ended March 31, 2014. As a percentage of net revenue, research and development expense increased to 43% for the three months ended March 31, 2015 from 32% for the three months ended March 31, 2014 primarily due to the increase in expenses for the current period.

Average headcount in our research and development department increased to 21 in the first quarter of 2015 compared to 16 in the first quarter of 2014.

Of the $1.3 million increase in research and development expense for the three months ended March 31, 2015 compared to the same quarter of 2014, $899,000 related to costs associated with the Company’s investment in product development for oil & gas applications, $451,000 related to compensation and employee-related benefits, inclusive of $81,000 in termination benefits associated with a reduction in force in the current quarter, and $17,000 primarily related to occupancy cost. The increases were offset by a decrease of $70,000 related to outside consulting and professional fees.

Share-based compensation expense included in research and development expense was $107,000 and $77,000 for the three months ended March 31, 2015 and 2014, respectively.

As we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination, we anticipate that our research and development expenses may increase in the future.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense decreased by $56,000, or 26%, to $159,000 for the three months ended March 31, 2015 from $215,000 for the three months ended March 31, 2014. The decrease was due to the full amortization of all intangibles, except developed technology, in the fourth quarter of 2014.

Non-Operating Income (Expense), Net

Non-operating income (expense), net, including interest expense, decreased by $263,000 to an expense of ($142,000) in the three months ended March 31, 2015 from income of $121,000 in the three months ended March 31, 2014. The decrease was primarily due to a $132,000 decrease in interest income related to interest receivable on investments, $92,000 higher net foreign currency losses recorded during the first quarter of 2015 compared to the same period last year, and increase interest expense of $40,000.

Income Taxes

The income tax provision was $71,000 in the three months ended March 31, 2015 compared to $66,000 in the three months ended March 31, 2014. The tax expense for the three months ended March 31, 2015 and March 31, 2014 primarily relate to the tax basis amortization of goodwill and state and other taxes.

Liquidity and Capital Resources

Overview

Our primary source of cash historically has been proceeds from the issuance of common stock and customer payments for our products and services. In March 2015, we entered into a loan agreement with a financial institution for a $55,000 fixed-rate installment loan carrying an annual interest rate of 6.35%. The loan is payable in monthly installments and matures on April 2, 2020. From January 1, 2005 through March 31, 2015, we issued common stock for aggregate net proceeds of $87.1 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of March 31, 2015, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $20.4 million that are invested primarily in money market funds; short-term and long-term investments of $8.6 million that are primarily invested in marketable debt securities; and accounts receivable of $5.3 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We currently have unbilled receivables pertaining to customer contractual holdback provisions, whereby we will invoice the final installment due under a sales contract six to 24 months after the product has been shipped to the customer and revenue has been recognized. The customer holdbacks represent amounts intended to provide a form of security to the customer during the warranty period; accordingly, these receivables have not been discounted to present value. At March 31, 2015 we had $1.4 million of short- and long-term unbilled receivables.

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

During the periods presented, we provided certain customers with stand-by letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements. Some of these stand-by letters of credit were issued under our 2009 Agreement. The stand-by letters of credit remain in place generally for periods ranging up to 24 months and in some cases up to 68 months. As of March 31, 2015, the amounts outstanding on stand-by letters of credit collateralized under our 2009 Agreement totaled approximately $1.2 million and restricted cash related to the stand-by letters of credit issued under the 2009 Agreement was approximately $1.2 million. All of this $1.2 million of restricted cash was classified as current as of March 31, 2015. The amended 2009 Agreement expired in May 2012, at which time we became required to maintain a cash collateral balance equal to at least 105% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit. There were no advances drawn on the line of credit under the 2009 Agreement at the time of its expiration. The restricted cash related to the outstanding stand-by letters of credit under the 2009 Agreement is expected to be released at various dates through 2015.

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

We are subject to certain financial and administrative covenants under the 2012 Agreement. As of March 31, 2015, we were in compliance with these covenants.

The 2012 Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement matures on June 5, 2015 and is collateralized by substantially all of our assets. As of March 31, 2015 there were no advances drawn under the 2012 Agreement’s line of credit. The amounts outstanding on stand-by letters of credit collateralized under the 2012 Agreement totaled approximately $3.1million, and restricted cash related to these stand-by letters of credit issued under the 2012 Agreement was approximately $3.2 million as of March 31, 2015. Of this $3.2 million of restricted cash, $1.1 million was classified as current and $2.1 million was classified as non-current.

Cash Flows from Operating Activities

Net cash used in operating activities was $(1.0) million and $(5.9) million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, a net loss of $(8.3) million was adjusted to $(5.5) million by non-cash items totaling $2.8 million. For the three months ended March 31, 2014, a net loss of $(3.7) million was adjusted to $(1.9) million by non-cash items totaling $1.8 million. Non-cash adjustments during the three months ended March 31, 2015, primarily include share-based compensation of $1.1 million; depreciation and amortization of $1.0 million; and unrealized losses on foreign currency transactions, amortization of premiums/discounts on investments, deferred income taxes, and other non-cash items of $0.7 million.

Non-cash adjustments during the three months ended March 31, 2014, primarily include depreciation and amortization of $1.0 million, share-based compensation of $0.6 million, and provision for doubtful accounts and amortization of premiums/discounts on investments of $0.2 million.

The net cash impact from changes in assets and liabilities was approximately $4.5 million and $(4.1) million for the three months ended March 31, 2015 and 2014, respectively. Net changes in assets and liabilities during the three months ended March 31, 2015 are primarily attributable to a decrease of $5.8 million in accounts receivable and unbilled receivables as a result of the collections and the timing of invoices for projects shipped previously, an increase of $0.6 million in deferred revenue due to the timing of invoices. These changes were offset by an increase of $1.0 million in accounts payable, accrued expense, and other liabilities due to the timing of payments to employees, vendors, and other third parties and an increase of $1.1 million in inventories due to the delay in a shipment scheduled for the first quarter.

Net changes in assets and liabilities during the three months ended March 31, 2014 are primarily attributable to an increase in inventory of $3.5 million as a result of inventory buildup for future shipments, an increase of $1.1 million in prepaid expenses, and a decrease in accrued expenses and other liabilities of $2.6 million as a result the receipt of a VAT refund in 2014 and the timing of payments to employees, vendors, and other third parties. These changes were offset by a decrease of $2.6 million in accounts receivable and unbilled receivables as a result of the timing of invoices and collections for large projects that were shipped in the fourth quarter of 2013 and a $0.4 million increase in accounts payable.

Cash Flows from Investing Activities

Cash flows provided by investing activities primarily relate to maturities of investments in marketable securities and the release of restricted cash used to collateralize our stand-by letters of credit offset by capital expenditures to support our growth and additional investments in marketable securities.

Net cash provided by investing activities was $5.6 million and $3.0 million for the three months ended March 31, 2015 and 2014, respectively. Cash flows provided by investing activities for the three months ended March 31, 2015 was primarily due to the maturity of marketable securities of $4.7 million and a decrease of $1.1 million in restricted cash to collateralize stand-by letters of credit. These sources of cash were offset by the use of $0.2 million used to purchase fixed assets.

Cash flows provided by investing activities for the three months ended March 31, 2014 was primarily due to the maturity of marketable securities of $2.6 million and a decrease of $0.4 million in restricted cash to collateralize stand-by letters of credit.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $305,000 and $(29,000) for the three months ended March 31, 2015 and 2014, respectively. Net cash provided during the three months ended March 31, 2015 consisted of $250,000 received for the issuance of common stock due to option exercises and $55,000 of borrowings.

Net cash used in financing activities during the three months ended March 31, 2014 was primarily the use of $633,000 to repurchase common stock for treasury offset by $604,000 received for the issuance of common stock due to option and warrant exercises.

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

Contractual Obligations

In March 2015, we entered into a loan agreement that matures in April 2020. The total of future minimum installment payment under this agreement as of March 31, 2015 was $55,000. For additional information, see Note 6 — “Long-Term Debt and Lines of Credit” to the unaudited condensed consolidated financial statements

We lease facilities under fixed non-cancellable operating leases that expire on various dates through 2019. The total of the future minimum lease payments under these leases as of March 31, 2015 was $7.3 million. For additional information, see Note 9 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements.

In the course of our normal operations, we also enter into purchase commitments with our suppliers for various raw materials and components parts. The purchase commitments covered by these arrangements are subject to change based on sales forecasts for future deliveries. As of March 31, 2015, we had approximately $2.3 million of cancellable open purchase order arrangements related primarily to materials and parts.

We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of March 31, 2015, we believe that our exposure related to these guarantees and indemnities was not material.

The following is a summary of our contractual obligations as of March 31, 2015 (in thousands):

		Payments Due by Period
Payments Due During Year Ending December 31,	Operating Leases	Purchase Obligations	Loan	Total
2015 (remaining 9 months)	$1,172	$2,346	$7	$3,525
2016	1,576	—	11	1,587
2017	1,567	—	11	1,578
2018	1,591	—	11	1,602
2019	1,398		11	1,409
Thereafter	—	—	4	4
	$7,304	$2,346	$55	$9,705

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in currency exchange rates and interest rates in Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Interest Rate Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents, short-term investments, and long-term investments. At March 31, 2015, our short- and long-term investments totaled $8.6 million. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. Our current investments are primarily in high-quality, short-term and long-term debt instruments of high-quality corporate issuers. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than eighteen months. A hypothetical 1% increase in interest rates would have resulted in an approximately $31,000 decrease in the fair value of our fixed-income debt securities as of March 31, 2015.

Concentration of Credit Rate Risk

Our investments in marketable debt securities are subject to potential loss of value due to counterparty credit risk. To minimize this risk, we invest pursuant to a Board-approved investment policy. The policy mandates high-credit-rating requirements and restricts our exposure to any single corporate issuer or sector by imposing concentration limits.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Note 9 – “Commitments and Contingencies”, under the caption “Litigation” of our Annual Report on Form 10-K filed with the SEC on March 6, 2015, provides information on certain litigation in which we are involved.

For an update on the litigation matters previously disclosed in our Form 10-K, see the discussion in Note 9 – “Commitments and Contingencies”, under the caption “Litigation” of this quarterly report on Form 10-Q, which discussion is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There has been no material changes in our risk factors from those disclosed in Part I, Item 1A, in our Annual Report on Form 10-K filed on March 6, 2015.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment to Offer Letter with Mr. Thomas S. Rooney, Jr. dated as of January 12, 2015, incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed on January 13, 2015

10.2	Draft Consulting Agreement with Mr. Thomas S. Rooney, Jr., incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed on January 13, 2015

10.3	Resignation, Transition, and Separation Agreement with Ms. Audrey Bold, incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed on April 16, 2015

10.4	Energy Recovery 2015 Annual Incentive Plan, incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed on April 29, 2015

10.5	Offer Letter to Mr. Joel Gay, incorporated by reference to Exhibit 99.2 in the Company’s Form 8-K filed on April 29, 2015

10.6	Promotion Letter for Ms. Sharon Smith-Lenox, incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed on May 1, 2015

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Energy Recovery, Inc.

By:	/s/ JOEL GAY	President and Chief Executive Officer	May 7, 2015
	Joel Gay	(Principal Executive Officer)

	/s/ SHARON SMITH-LENOX	Corporate Controller and Chief Accounting Officer	May 7, 2015
	Sharon Smith-Lenox	(Principal Financial Officer)

Exhibit List

Exhibit No.	Description
10.1	Amendment to Offer Letter with Mr. Thomas S. Rooney, Jr. dated as of January 12, 2015, incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed on January 13, 2015

10.2	Draft Consulting Agreement with Mr. Thomas S. Rooney, Jr., incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed on January 13, 2015

10.3	Resignation, Transition, and Separation Agreement with Audrey Bold, , incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed on April 16, 2015

10.4	Energy Recovery 2015 Annual Incentive Plan, incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed on April 29, 2015

10.5	Offer Letter to Mr. Joel Gay, incorporated by reference to Exhibit 99.2 in the Company’s Form 8-K filed on April 29, 2015

10.6	Promotion Letter for Ms. Sharon Smith-Lenox, incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed on May 1, 2015

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document