Form 10-Q
period 2015-06-30
Energy Recovery, Inc.
filed 2015-08-06
CIK 1421517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of August 3, 2015, there were 52,231,186 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value)

(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$18,107	$15,501
Restricted cash	1,347	2,623
Short-term investments	4,713	13,072
Accounts receivable, net of allowance for doubtful accounts of $162 and $155 at June 30, 2015 and December 31, 2014, respectively	7,429	10,941
Unbilled receivables, current	1,193	1,343
Inventories	9,703	8,204
Deferred tax assets, net	240	240
Prepaid expenses and other current assets	1,080	1,317
Total current assets	43,812	53,241
Restricted cash, non-current	1,704	2,850
Unbilled receivables, non-current	504	414
Long-term investments	262	267
Property and equipment, net of accumulated depreciation of $16,777 and $15,143 at June 30, 2015 and December 31, 2014, respectively	12,085	13,211
Goodwill	12,790	12,790
Other intangible assets, net	2,849	3,166
Other assets, non-current	2	2
Total assets	$74,008	$85,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,366	$1,817
Accrued expenses and other current liabilities	4,886	8,427
Income taxes payable	8	4
Accrued warranty reserve	747	755
Deferred revenue	1,224	519
Current portion of long-term debt	11	—
Total current liabilities	9,242	11,522
Long-term debt, net of current portion	42	—
Deferred tax liabilities, non-current, net	2,119	1,989
Deferred revenue, non-current	68	59
Other non-current liabilities	839	2,453
Total liabilities	12,310	16,023
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 54,510,642 shares issued and 52,031,186 shares outstanding at June 30, 2015, and 54,398,421 shares issued and 51,918,965 shares outstanding at December 31, 2014	55	54
Additional paid-in capital	127,803	124,440
Accumulated other comprehensive loss	(47)	(73)
Treasury stock, at cost 2,479,456 shares repurchased at both June 30, 2015 and December 31, 2014	(6,835)	(6,835)
Accumulated deficit	(59,278)	(47,668)
Total stockholders’ equity	61,698	69,918
Total liabilities and stockholders’ equity	$74,008	$85,941

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$10,484	$6,407	$16,348	$10,304
Cost of revenue	4,836	3,332	7,367	4,984
Gross profit	5,648	3,075	8,981	5,320
Operating expenses:
General and administrative	5,362	2,995	11,640	5,034
Sales and marketing	1,994	2,702	4,427	5,197
Research and development	1,410	1,724	3,943	2,958
Amortization of intangible assets	158	215	317	430
Total operating expenses	8,924	7,636	20,327	13,619
Loss from operations	(3,276)	(4,561)	(11,346)	(8,299)
Interest expense	—	—	(40)	—
Other non-operating (expense) income	20	8	(82)	129
Loss before income taxes	(3,256)	(4,553)	(11,468)	(8,170)
Provision for income taxes	71	58	142	124
Net loss	$(3,327)	$(4,611)	$(11,610)	$(8,294)

Basic and diluted net loss per share	$(0.06)	$(0.09)	$(0.22)	$(0.16)

Shares used in basic and diluted per share calculation	52,026	51,566	51,987	51,506

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(3,327)	$(4,611)	$(11,610)	$(8,294)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6)	3	25	46
Unrealized (loss) gain on investments	(2)	16	1	18
Other comprehensive (loss) income	(8)	19	26	64
Comprehensive loss	$(3,335)	$(4,592)	$(11,584)	$(8,230)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30
	2015	2014
Cash Flows From Operating Activities
Net loss	$(11,610)	$(8,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,053	1,215
Depreciation and amortization	1,959	1,998
Deferred income taxes	131	111
Amortization of premiums/discounts on investments	130	239
Other non-cash adjustments	86	(153)
Provision for doubtful accounts	59	126
Valuation adjustments for excess or obsolete inventory	21	43
Unrealized loss on foreign currency transactions	21	41
Provision for warranty claims	15	48
Changes in operating assets and liabilities:
Accounts receivable	3,472	5,724
Deferred revenue	714	153
Accounts payable	549	610
Prepaid and other assets	239	(213)
Unbilled receivables	60	5,281
Income taxes payable	4	4
Inventories	(1,520)	(4,683)
Litigation settlement	(1,700)	—
Accrued expenses and other liabilities	(3,633)	(2,443)
Net cash used in operating activities	(7,950)	(193)
Cash Flows From Investing Activities
Maturities of marketable securities	8,235	4,065
Restricted cash	2,422	(192)
Capital expenditures	(429)	(2,140)
Net cash provided by investing activities	10,228	1,733
Cash Flows From Financing Activities
Net proceeds from issuance of common stock	293	1,138
Proceeds from borrowings	55	—
Repayment of long-term debt	(2)	—
Repurchase of common stock for treasury	—	(633)
Net cash provided by financing activities	346	505
Effect of exchange rate differences on cash and cash equivalents	(18)	31
Net change in cash and cash equivalents	2,606	2,076
Cash and cash equivalents, beginning of period	15,501	14,371
Cash and cash equivalents, end of period	$18,107	$16,447

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “we”, “our”, or “us”) is an energy solutions provider. We convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our core competencies are fluid dynamics and advanced material science. Our products are marketed and sold in fluid flow markets, such as desalination and oil & gas, under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, IsoBoost®, IsoGen®, and VorTeq ®. Our products are developed and manufactured in the United States of America (“U.S.”) at our headquarters in San Leandro, California, and we have five wholly-owned subsidiaries: Energy Recovery Iberia, S.L., Energy Recovery Canada Corp., ERI Energy Recovery Ireland Ltd., Energy Recovery (Cayman) Ltd., and ERI Energy Recovery Holdings Ireland Limited. We also have sales offices in Dubai, United Arab Emirates and Shanghai, Peoples Republic of China.

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

On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09. Based on the FASB’s decision, ASU 2014-09 will apply to us for annual reporting periods beginning after December 15, 2017, including interim reporting periods within annual reporting periods beginning after December 15, 2017. Additionally, the FASB decided to permit early adoption, but not before the original effective date (that is, annual periods beginning after December 15, 2016). The FASB expects to issue its final update formally amending the effective date by the end of the third quarter of 2015.

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

In July 2015, the FASB issued ASU 2015-11, Inventory – Simplifying the Measurement of Inventory. ASU 2015-11 does not apply only to inventory that is measured using last-in, first-our (“LIFO”) or to the retail inventory method. ASU 2015-11 applies to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. ASU 2015-11 provides that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early application is permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of this standard to have a material impact on our financial statements.

Note 2 — Goodwill and Other Intangible Assets

Goodwill as of June 30, 2015 and December 31, 2014 of $12.8 million was the result of our acquisition of Pump Engineering, LLC in December 2009. During the three and six months ended June 30, 2015, there were no changes in the recognized amount of goodwill, and there has been no impairment of goodwill to date.

The components of identifiable other intangible assets, all of which are finite-lived, as of the dates indicated were as follows (in thousands):

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(3,405)	$—	$2,695
Non-compete agreements	1,310	(1,310)	—	—
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(990)	—	—
Patents	585	(389)	(42)	154
Total	$11,485	$(7,574)	$(1,062)	$2,849

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(3,101)	$—	$2,999
Non-compete agreements	1,310	(1,310)	—	—
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(990)	—	—
Patents	585	(376)	(42)	167
Total	$11,485	$(7,257)	$(1,062)	$3,166

Accumulated impairment losses at June 30, 2015 and December 31, 2014, include a $1.0 million impairment loss from 2012 for trademarks, a $31,000 loss for patents from 2007, and an $11,000 loss for patents from 2010.

Note 3 — Loss per Share

Basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period. Potential dilutive securities are excluded from the calculation of loss per share, as their inclusion would be anti-dilutive.

The following table shows the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(3,327)	$(4,611)	$(11,610)	$(8,294)
Denominator:
Basic and diluted weighted average common shares outstanding	52,026	51,566	51,987	51,506

Basic and diluted net loss per share	$(0.06)	$(0.09)	$(0.22)	$(0.16)

The following potential common shares were not considered in the computation of diluted loss per share because their effect would have been anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2015	2014
Stock options	8,267	7,573
Warrants	200	600

Note 4 — Other Financial Information

Restricted Cash

We have pledged cash in connection with stand-by letters of credit. We have deposited a corresponding amount into a non-interest bearing account at one financial institution for these items as follows (in thousands):

	June 30, 2015	December 31, 2014
Collateral for stand-by letters of credit	$1,347	$2,623
Current restricted cash	$1,347	$2,623

Collateral for stand-by letters of credit	$1,704	$2,850
Non-current restricted cash	$1,704	$2,850
Total restricted cash	$3,051	$5,473

Inventories

Our inventories are stated at the lower of cost (using the first-in, first out “FIFO” method) or market and consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$2,743	$2,903
Work in process	2,331	1,915
Finished goods	4,629	3,386
Inventories	$9,703	$8,204

Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Interest receivable	$52	$112
Supplier advances	159	107
Other prepaid expenses and current assets	869	1,098
Total prepaid and other current assets	$1,080	$1,317

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued legal expenses	$188	$1,734
Payroll and commissions payable	2,368	3,116
Other accrued expenses and current liabilities	2,330	3,577
Accrued expenses and other current liabilities	$4,886	$8,427

Other Non- Current Liabilities

Other non- current liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Deferred rent expense, non-current	$796	$866
Accrued legal expenses, non-current	43	1,587
Accrued expenses and other current liabilities	$839	$2,453

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2015 were as follows (in thousands):

	Foreign Currency Translation Adjustments Net of Tax Benefit	Unrealized Gains (Losses) on Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(67)	$(6)	$(73)
Net other comprehensive income	25	1	26
Balance, June 30, 2015	$(42)	$(5)	$(47)

There were no reclassifications of amounts out of accumulated other comprehensive loss, as there have been no sales of securities or translation adjustments that impacted other comprehensive loss during the quarter. The tax impact of the changes in accumulated other comprehensive loss were not material.

Note 5 — Investments

Our short-term and long-term investments are all classified as available-for-sale. There were no sales of available-for-sale securities during the quarter ended June 30, 2015.

Available-for-sale securities as of the dates indicated consisted of the following (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments:
Corporate notes and bonds	$4,717	$—	$(4)	$4,713
Total short-term investments	$4,717	$—	$(4)	$4,713

Long-term investments:
Corporate notes and bonds	$263	$—	$(1)	$262
Total long-term investments	$263	$—	$(1)	$262
Total available-for-sale securities	$4,980	$—	$(5)	$4,975

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments
State and local government obligations	$225	$—	$—	$225
Corporate notes and bonds	12,851	4	(8)	12,847
Total short-term investments	$13,076	$4	$(8)	$13,072
Long-term investments
Corporate notes and bonds	268	—	(1)	267
Total long-term investments	$268	$—	$(1)	$267
Total investments	$13,344	$4	$(9)	$13,339

Gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated, aggregated by investment category and length of time that the security has been in a continuous loss position, were as follows (in thousands):

	June 30, 2015
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$262	$(1)	$3,380	$(4)	$3,642	$(5)
Total	$262	$(1)	$3,380	$(4)	$3,642	$(5)

	December 31, 2014
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$5,085	$(6)	$1,205	$(3)	$6,290	$(9)
Total	$5,085	$(6)	$1,205	$(3)	$6,290	$(9)

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of June 30, 2015 are shown below by contractual maturity (in thousands):

	June 30, 2015
	Amortized Cost	Fair Value
Due after one year through three years	$4,980	$4,975
Total available-for-sale securities	$4,980	$4,975

Note 6 — Long-Term Debt and Lines of Credit

Debt

In March 2015, we entered into a loan agreement with a financial institution for a $55,000 fixed-rate installment loan with an annual interest rate of 6.35%. The loan is payable in equal monthly installments and matures on April 2, 2020. The note is secured by the asset purchased.

Long-term debt consisted of the following (in thousands)

	June 30, 2015	December 31, 2014
Loan payable	$53	$—
Less: current portion	(11)	—
Total long-term debt	$42	$—

Future minimum principal payments due under long-term debt arrangements consist of the following (in thousands):

June 30, 2015
2015 (remaining 6 months)	$5
2016	11
2017	11
2018	11
2019	11
Thereafter	4
Total debt	$53

Lines of Credit

In June 2012, we entered into a loan agreement (the “2012 Agreement”) with a financial institution. The 2012 Agreement matured in June 2015 and was amended in June 2015. The 2012 Agreement, as amended, provides for a total available credit line of $16.0 million. Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans. The total stand-by letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. At no time may the aggregate of the revolving loans and stand-by letters of credit exceed the total available credit line of $16.0 million. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate plus 0% or a Eurodollar loan that bears interest equal to the adjusted LIBOR rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The 2012 Agreement, as amended, also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement, as amended, matures in June 2018 and is collateralized by substantially all of our assets. As of June 30, 2015 and December 31, 2014, there were no advances drawn under the 2012 Agreement, as amended. Remaining stand-by letters of credit collateralized under the 2012 Agreement, as amended, totaled $3.0 million and $3.1 million as of June 30, 2015 and December 31, 2014, respectively. Total cash restricted related to these stand-by letters of credit totaled $3.1 million as of June 30, 2015 and December 31, 2014.

We are subject to certain financial and administrative covenants under the 2012 Agreement, as amended. As of June 30, 2015, we were in compliance with these covenants.

In 2009, we entered into a loan and security agreement (the “2009 Agreement”) with another financial institution. The 2009 Agreement, as amended, provided a total available credit line of $16.0 million. Under the 2009 Agreement, we were allowed to draw advances of up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for stand-by letters of credit, provided that the aggregate of the outstanding advances and collateral did not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incurred interest based on a prime rate index or LIBOR plus 1.375%. The 2009 Agreement, as amended, also required us to maintain cash collateral balances equal to at least 101% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances. The amended 2009 Agreement expired in May 2012, at which time we became required to maintain a cash collateral balance equal to at least 105% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit. There were no advances drawn under the 2009 Agreement’s credit line at the time it expired. Remaining stand-by letters of credit issued under the 2009 Agreement totaled zero and $2.3 million as of June 30, 2015 and December 31, 2014, respectively. Total cash restricted related to these stand-by letters of credit totaled zero and $2.4 million as of June 30, 2015 and December 31, 2014, respectively.

Note 7 — Equity

Share-Based Compensation Expense

For the three and six months ended June 30, 2015 and 2014, we recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$37	$26	$72	$48
General and administrative	1,679	365	2,576	694
Sales and marketing	106	155	207	308
Research and development	91	88	198	165
Total share-based compensation expense	$1,913	$634	$3,053	$1,215

As of June 30, 2015, total unrecognized compensation cost related to non-vested share-based awards, net of estimated forfeitures, was $3.9 million, which is expected to be recognized as expense over a weighted average period of approximately 2.77 years.

In February 2015, we granted 344,090 stock options to our non-employee directors. The vesting start date for options granted to incumbent non-employee directors was June 20, 2014, the date of our last annual meeting. The vesting start date for options granted to newly appointed non-employee directors was the date of grant. The options became fully vested on June 19, 2015, the date of our annual meeting; had an exercise price of $3.53 per share, as determined on the date of grant; and expire 10 years from the grant date. The total compensation cost associated with these option grants was recognized over the period from the grant date in February 2015 (which was determined to be the service inception date) to the vesting end date in June 2015. Accordingly, the six months ended June 30, 2015 includes compensation expense from the service inception date through the vesting end date of June 19, 2015.

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

In June 2015, we entered into a consulting agreement with Mr. Rooney, under which his unvested options outstanding on the first day of consultancy continue to vest for the period of consultancy and all vested options continue to be exercisable through the 90 day period following the last day of the consultancy. In connection with this modification, we recorded additional stock based compensation of approximately $1.1 million related to the additional vesting and extended exercise period in the three months ended June 30, 2015.

In April 2015, Ms. Audrey Bold resigned as our Chief Marketing Officer. In connection with her resignation and the providing of a general release, the Company agreed to provide her with continued vesting of granted options during the six month period following her termination and the ability to exercise the vested options through the 90 days following this six month period. In connection with this modification, we recorded additional stock based compensation of approximately $43,000 related to the additional vesting and extended exercise period in the three months ended June 30, 2015.

In June 2015, we granted 300,000 stock options to our new Chief Financial Officer and Vice President of Strategy. These options vest over a four year period, have an exercise price of $2.61 per share, and expire 10 years from the grant date.

In June 2015, we granted 16,000 stock options to an employee. The options vest over a four year period, have an exercise price of $2.60 per share, and expire 10 years from the grant date.

In June 2015, we granted 373,744 stock options to our non-employee directors. The vesting start date was June 23, 2015, the date of grant. The options will become fully vested on June 17, 2016, the anticipated date of our next annual meeting. The options have an exercise price of $2.92 per share, as determined on the date of grant, and expire 10 years from the grant date.

Note 8 — Income Taxes

The effective tax rate for the six months ended June 30, 2015 and 2014 was (1.23%) and (1.5%), respectively. As of December 31, 2014, a full valuation allowance of approximately $20.4 million had been established to reduce our deferred income tax assets to the amount expected to be realized. As such, no tax benefit related to our pre-tax loss was recognized for the six months ended June 30, 2015, as there was no change in our assessment of the amount of deferred income tax assets expected to be realized.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through November 2019. Future minimum lease payments consist of the following (in thousands):

June 30, 2015
2015 (remaining six months)	$805
2016	1,576
2017	1,567
2018	1,591
2019	1,398
Total future minimum lease payments	$6,937

Product Warranty

The following table summarizes the activity related to the product warranty liability during the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$756	$705	$755	$709
Warranty costs charged to cost of revenue	(6)	50	15	53
Utilization of warranty	(3)	(50)	(23)	(57)
Balance, end of period	$747	$705	$747	$705

Purchase Obligations

We enter into purchase order arrangements with our vendors. As of June 30, 2015, there were open purchase orders for which we had not yet received the related goods or services. These arrangements are subject to change based on our sales demand forecasts, and we have the right to cancel the arrangements prior to the date of delivery. As of June 30, 2015, we had approximately $1.6 million of cancellable open purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2015 and December 31, 2014.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts ranging from 5% to 10% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance. These guarantees, generally in the form of stand-by letters of credit or bank guarantees secured by stand-by letters of credit, typically remain in place for periods ranging up to 24 months and in some cases up to 65 months, and relate to the underlying product warranty period. The stand-by letters of credit are collateralized by restricted cash and our credit facility. All of the $3.0 million in outstanding stand-by letters of credit at June 30, 2015 was issued under the 2012 Agreement. The stand-by letters of credit outstanding at June 30, 2015 were collateralized by restricted cash of $3.1 million.

Litigation

On September 10, 2014, the Company terminated the employment of its Senior Vice President, Sales, Borja Blanco, on the basis of breach of duty of trust and conduct leading to conflict of interest. On October 3, 2014, Mr. Blanco filed a labor claim against ERI Iberia in Madrid, Spain alleging breach of contract and termination without cause. The claim seeks wages (salary and bonus) of €567,000 and alleged stock option gains of €630,000. The matter has been delayed until November 2015. At this time, the Company has not determined that an award to Mr. Blanco is probable.

In January 2015, two stockholder class action complaints were filed against the Company in the Northern District of California, on behalf of Energy Recovery stockholders under the captions, Joseph Sabatino v. Energy Recovery, Inc. et al. and Thomas C. Mowdy v. Energy Recovery, Inc. et al. The complaints have now been consolidated under the caption In Re Energy Recovery Inc. Securities Litigation. The complaint alleges violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act of 1934 and seeks the recovery of unspecified monetary damages. We are not able to estimate the possible loss, if any, due to the early state of this matter.

On May 8, 2015, we entered into a post-judgment settlement and mutual general release agreement (the “Agreement”) in the matter entitled “Morgan Technical Ceramics, Inc v. Energy Recovery, Inc” in the County of Alameda, State of California. Under the Agreement, the Company in exchange for a general release paid $1.7 million to the plaintiffs. The Company had reserved the full amount of the judgment entered against it in the amount of approximately $1.9 million and consequently released $0.2 million from its legal reserve.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Domestic revenue	$922	$235	$1,186	$584
International revenue	9,562	6,172	15,162	9,720
Total revenue	$10,484	$6,407	$16,348	$10,304

Revenue by country:
United Arab Emirates	35%	2%	23%	3%
United States	9	4	7	6
Bahamas	*	14	*	10
China	4	11	4	8
Israel	2	9	1	10
Others **	50	60	65	63
Total	100%	100%	100%	100%

*	Less than 1%.
**	Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our net revenue during the periods presented.

All of our long-lived assets were located in the United States at June 30, 2015 and December 31, 2014.

Note 11 — Concentrations

Customers accounting for 10% or more of our accounts receivable and unbilled receivables were as follows:

	June 30, 2015	December 31, 2014
Customer A	31%	—
Customer B	15%	—
Customer C	10%	32%
Customer D	8%	11%

Revenue from customers representing 10% or more of net revenue varies from period to period. For the periods indicated, customers representing 10% or more of net revenue were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Customer A	30%	—	22%	—
Customer B	9%	*	10%	1%
Customer E	2%	14%	2%	9%

*	Less than 1%

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

The fair value of financial assets and liabilities measured on a recurring basis for the indicated periods was as follows (in thousands):

	June 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term available-for-sale securities	$4,713	$—	$4,713	$—
Long-term available-for-sale securities	262	—	262	—
Total assets	$4,975	$—	$4,975	$—

	December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term available-for-sale securities	$13,072	$—	$13,072	$—
Long-term available-for-sale securities	267	—	267	—
Total assets	$13,339	$—	$13,339	$—

Note 13 — Subsequent Events

On July 1, 2015, warrants to purchase 200,000 shares of our common stock were exercised for cash at a price of $1.00 per share. The proceeds from this exercise totaled $200,000. This exercise represents the last outstanding warrant issued in 2005.

Subsequent to June 30, 2015, the Company adopted a new organizational structure based on the operating segments Water and Oil & Gas. In accordance with GAAP, segment information on this basis will be presented commencing in the period of change and will be included for the quarter ended September 30, 2015.

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

Overview

We are an energy solutions provider. We convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our core competencies are fluid dynamics and advanced material science. Our company was founded in 1992, and we introduced the initial version of our Pressure Exchanger® energy recovery device in early 1997. In December 2009, we acquired Pump Engineering, LLC, which manufactured centrifugal energy recovery devices known as turbochargers as well as high-pressure pumps.

Our energy recovery devices are primarily used in seawater reverse osmosis desalination. In the past several years, we have invested significant research and development costs to expand into other pressurized fluid flow industries such as oil & gas. In 2014, we introduced a new product for the fracking industry, the VorTeq TM hydraulic pumping solution.

Our revenue is principally derived from the sale of our energy recovery devices. We also derive revenue from the sale of our high-pressure and circulation pumps which we manufacture and sell in connection with our energy recovery devices for use in desalination plants. Additionally, we receive revenue from the sale of spare parts and services, including start-up and commissioning services that we provide to our customers. In 2014, we recognized oil & gas revenue of $784,000 from the operating lease and lease buy-out of an IsoGen ®system. In the first quarter of 2015, we recognized oil & gas revenue of $60,000 from commissioning services and $81,000 from fees related to the cancellation of a ConocoPhillips sales order.

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

We often experience substantial fluctuations in net revenue from quarter to quarter and from year to year because a single order for our energy recovery devices by a large EPC firm for a particular plant may represent significant revenue. In addition, historically our EPC customers tend to order a significant amount of equipment for delivery in the fourth quarter, and as a consequence, a significant portion of our annual sales typically occurs during that quarter. This historical trend was reflected in the fourth quarter of the last several years. Normal seasonality trends also generally show our lowest revenue in the first quarter of the year.

A limited number of our customers account for a substantial portion of our net revenue and of our accounts receivable and unbilled receivables. Revenue from customers representing 10% or more of net revenue varies from period to period. For the three months ended June 30, 2015, one customer accounted for 30% of our net revenue. For the three months ended June 30, 2014, one customer accounted for 14% of our net revenue. For the six months ended June 30, 2015, two customers accounted for 22% and 10%, respectively, of our net revenue. For the six months ended June 30, 2014, no customer accounted for 10% or more of our net revenue. No other customer accounted for more than 10% of our net revenue during any of these periods. At June 30, 2015, three customers accounted for 31%, 15%, and 10%, respectively, of our accounts receivable and unbilled receivable balance. At December 31, 2014, two customers accounted for 32% and 11%, respectively, of our accounts receivable and unbilled receivable balance.

During the three and six months ended June 30, 2015 and 2014, most of our net revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our net revenue for the next few years.

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

On February 6, 2015, the Board of Directors appointed Mr. Ole Peter Lorentzen and Mr. Alexander J. Buehler as directors. The addition increased the number of directors on the Board to nine, following the resignation of Mr. Rooney on January 13, 2015.

On April 24, 2015, the Board of Directors appointed Mr. Joel Gay as President and Chief Executive Officer and as a member of the Board of Directors effective immediately. Mr. Gay served as the Company’s Chief Financial Officer from June 2014 until his appointment as President.

In June 2015, the Board of Directors appointed Mr. Chris Gannon as Chief Financial Officer.

At the annual meeting of stockholders, our stockholders elected Mr. Olav Fjell, Mr. Lorentzen, and Mr. Gay as Class I directors. Incumbent Class I directors, Mr. Johannessen, Mr. Cook, and Ms. Pate-Cornell, decided not to stand for re-election.

Second Quarter of 2015 Compared to Second Quarter of 2014

Results of Operations

The following table sets forth certain data from our operating results as a percentage of net revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2015		2014		Change Increase / (Decrease)
Results of Operations:*
Net revenue	$10,484	100%	$6,407	100%	$4,077	64%
Cost of revenue	4,836	46%	3,332	52%	1,504	45%
Gross profit	5,648	54%	3,075	48%	2,573	84%
Operating expenses:
General and administrative	5,362	51%	2,995	47%	2,367	79%
Sales and marketing	1,994	19%	2,702	42%	(708)	(26% )
Research and development	1,410	13%	1,724	27%	(314)	(18% )
Amortization of intangible assets	158	2%	215	3%	(57)	(27% )
Total operating expenses	8,924	85%	7,636	119%	1,288	17%
Loss from operations	(3,276)	(31% )	(4,561)	(71% )	1,285	28%
Other non-operating (expense) income	20	0%	8	0%	12	150%
Loss before income taxes	(3,256)	(31% )	(4,553)	(71% )	1,297	28%
Provision for income taxes	71	1%	58	1%	13	22%
Net loss	$(3,327)	(32% )	$(4,611)	(72% )	$1,284	28%

*     Percentages may not add up to 100% due to rounding

Net Revenue

Our net revenue increased by $4.1 million, or 64%, to $10.5 million for the three months ended June 30, 2015 from $6.4 million for the three months ended June 30, 2014. The increase was primarily due to increased mega project shipments of $3.8 million, higher OEM shipments of $0.2 million, and higher aftermarket shipments of $0.3 million. The increases were offset by lower oil & gas revenue of $0.2 million.

Although we operate under one segment, we categorize revenue based on the type of energy recovery device and its related products and services. The following table reflects revenue by product category and as a percentage of total net revenue (in thousands, except percentages):

	Three Months Ended June 30,
	2015		2014
PX devices and related products and services	$7,429	71%	$4,053	63%
Turbochargers, pumps, and related products and services	3,055	29%	2,149	34%
Oil & gas product lease and related services	—	—	205	3%
Net revenue	$10,484	100%	$6,407	100%

During the three months ended June 30, 2015 and 2014, a significant portion of our net revenue was attributable to sales outside of the United States. Revenue attributable to domestic and international sales as a percentage of net revenue was as follows:

	Three Months Ended June 30,
	2015	2014
Domestic revenue	9%	4%
International revenue	91%	96%
Net revenue	100%	100%

Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. For the three months ended June 30, 2015, gross profit as a percentage of net revenue was 54%. For the three months ended June 30, 2014, gross profit as a percentage of net revenue was 48%. The increase was attributable to a favorable shift in product mix.

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

Manufacturing headcount decreased to 36 at the end of the second quarter of 2015 from 37 at the end of the second quarter of 2014.

Share-based compensation expense included in cost of revenue was $37,000 and $26,000 for the three months ended June 30, 2015 and 2014, respectively.

General and Administrative Expense

General and administrative expense increased by $2.4 million, or 79%, to $5.4 million for the three months ended June 30, 2015 from $3.0 million for the three months ended June 30, 2014. As a percentage of net revenue, general and administrative expense increased to 51% for the three months ended June 30, 2015 from 47% for the three months ended June 30, 2014.

General and administrative headcount decreased to 24 at the end of the second quarter of 2015 from 28 at the end of the second quarter of 2014.

Of the $2.4 million increase in general and administrative expense for the three months ended June 30, 2015 compared to the same quarter of 2014, $1.3 million related to stock based compensation expense primarily associated with the resignation of the Chief Executive Officer and the modification of his vested options, $1.0 million related to professional and legal costs, and $0.3 million related to occupancy costs, compensation and employee related benefits, other taxes, and bad debt expense. These changes were offset by a decrease of approximately $0.2 million primarily in other administrative costs.

Share-based compensation expense included in general and administrative expense was $1.7 million and $365,000 for the three months ended June 30, 2015 and 2014, respectively. The increase in share-based compensation is primarily related to the modification of vested options associated with the resignation of the Chief Executive Officer.

Sales and Marketing Expense

Sales and marketing expense decreased by $0.7 million, or 26%, to $2.0 million for the three months ended June 30, 2015 from $2.7 million for the three months ended June 30, 2014. As a percentage of net revenue, sales and marketing expense decreased to 19% for the three months ended June 30, 2015 from 42% for the three months ended June 30, 2014.

Sales and marketing headcount decreased to 29 at the end of the second quarter of 2015 from 35 at the end of the second quarter of 2014.

Of the $0.7 million decrease in sales and marketing expense for the three months ended June 30, 2015 compared to the same quarter of 2014, $0.4 million related to compensation and employee related benefits associated with decreased stock-based compensation expense and lower annual incentive bonus accruals, $0.2 million related to marketing costs, and $0.1 million related to professional and other sales and marketing services.

Share-based compensation expense included in sales and marketing expense was $106,000 and $155,000 for the three months ended June 30, 2015 and 2014, respectively.

Research and Development Expense

Research and development expense decreased by $0.3 million, or 18%, to $1.4 million for the three months ended June 30, 2015 from $1.7 million for the three months ended June 30, 2014. As a percentage of net revenue, research and development expense decreased to 13% for the three months ended June 30, 2015 from 27% for the three months ended June 30, 2014.

Research and development headcount decreased to 16 at the end of the second quarter of 2015 from 19 at the end of the second quarter of 2014.

Of the $0.3 million decrease in research and development expense for the three months ended June 30, 2015 compared to the same quarter of 2014, $0.2 million related to costs associated with the Company’s investment in product development for oil & gas applications, and $0.1 million related to outside consulting and professional fees.

Share-based compensation expense included in research and development expense was $91,000 and $88,000 for the three months ended June 30, 2015 and 2014, respectively.

As we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination, we anticipate that our research and development expenses may increase in the future.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense decreased by $57,000, or 27%, to $158,000 for the three months ended June 30, 2015 from $215,000 for the three months ended June 30, 2014. The decrease was due to the full amortization of all intangibles, except developed technology, in the fourth quarter of 2014.

Non-Operating Income (Expense), Net

Non-operating income (expense), net, including interest expense, increased by $12,000 to income of $20,000 in the three months ended June 30, 2015 from income of $8,000 in the three months ended June 30, 2014. The increase was primarily due to $28,000 higher net foreign currency gains offset by a $16,000 decrease in interest income related to interest receivable on investments.

Income Taxes

The income tax provision was $71,000 in the three months ended June 30, 2015 compared to $58,000 in the three months ended June 30, 2014. The tax expense for the three months ended June 30, 2015 and June 30, 2014 primarily relate to the tax basis amortization of goodwill and state and other taxes. The three months ended June 30, 2015 also includes a tax true-up of approximately $3,000.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Results of Operations

The following table sets forth certain data from our operating results as a percentage of net revenue for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,
	2015		2014		Change Increase / (Decrease)
Results of Operations:*
Net revenue	$16,348	100%	$10,304	100%	$6,044	59%
Cost of revenue	7,367	45%	4,984	48%	2,383	48%
Gross profit	8,981	55%	5,320	52%	3,661	69%
Operating expenses:
General and administrative	11,640	71%	5,034	49%	6,606	131%
Sales and marketing	4,427	27%	5,197	50%	(770)	(15% )
Research and development	3,943	24%	2,958	29%	985	33%
Amortization of intangible assets	317	2%	430	4%	(113)	(26% )
Total operating expenses	20,327	124%	13,619	132%	6,708	49%
Loss from operations	(11,346)	(69% )	(8,299)	(81% )	(3,047)	(37% )
Interest expense	40	**	—	—	(40)	**
Other non-operating (expense) income	(82)	(1% )	129	1%	(211)	(164% )
Loss before income taxes	(11,468)	(70% )	(8,170)	(79% )	(3,298)	(40% )
Provision for income taxes	142	1%	124	1%	18	15%
Net loss	$(11,610)	(71% )	$(8,294)	(80% )	$(3,316)	(40% )

*     Percentages may not add up to 100% due to rounding

**     Not meaningful

Net Revenue

Our net revenue increased by $6.0 million, or 59%, to $16.3 million for the six months ended June 30, 2015 from $10.3 million for the six months ended June 30, 2014. The increase was primarily due to increased mega project shipments of $3.8 million, increased OEM shipments of $2.1million, and higher aftermarket shipments of $0.3 million.  The increases were offset by a decrease in oil & gas revenue of $0.2 million.

Although we operate under one segment, we categorize revenue based on the type of energy recovery device and its related products and services. The following table reflects revenue by product category and as a percentage of total net revenue (in thousands, except percentages):

	Six Months Ended June 30,
	2015		2014
PX devices and related products and services	$11,505	70%	$6,439	63%
Turbochargers, pumps, and related products and services	4,702	29%	3,523	34%
Oil & gas product lease and related services	141	1%	342	3%
Net revenue	$16,348	100%	$10,304	100%

During the six months ended June 30, 2015 and 2014, a significant portion of our net revenue was attributable to sales outside of the United States. Revenue attributable to domestic and international sales as a percentage of net revenue was as follows:

	Six Months Ended June 30,
	2015	2014
Domestic revenue	7%	6%
International revenue	93%	94%
Net revenue	100%	100%

Gross Profit

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. For the six months ended June 30, 2015, gross profit as a percentage of net revenue was 55%. For the six months ended June 30, 2014, gross profit as a percentage of net revenue was 52%. The increase was attributable to a favorable shift in product mix.

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

Manufacturing headcount decreased to 36 at June 30, 2015 from 37 at June 30, 2014.

Share-based compensation expense included in cost of revenue was $72,000 and $48,000 for the six months ended June 30, 2015 and 2014, respectively.

General and Administrative Expense

General and administrative expense increased by $6.6 million, or 131%, to $11.6 million for the six months ended June 30, 2015 from $5.0 million for the six months ended June 30, 2014. As a percentage of net revenue, general and administrative expense increased to 71% for the six months ended June 30, 2015 from 49% for the six months ended June 30, 2014.

General and administrative headcount decreased to 24 at June 30, 2015 from 28 at June 30, 2014.

Of the $6.6 million increase in general and administrative expense for the six months ended June 30, 2015 compared to the same period of 2014, $2.9 million related to professional, legal and other administrative costs, including that related to the termination of the former Senior Vice President of Sales in 2014, $1.9 million related to increased stock based compensation expense, $850,000 related to the reversal of VAT in the first quarter of 2014 that was expensed in 2011 and in prior years, $0.7 million related to compensation and employee related benefits primarily associated with the resignation of the Chief Executive Officer and termination benefits associated with a reduction in force in the first quarter of 2015, and $0.3 million related to other administrative costs.

Share-based compensation expense included in general and administrative expense was $2.6 million and $694,000 for the six months ended June 30, 2015 and 2014, respectively. The increase in share-based compensation is related to increased value of options granted to non-employee directors in February 2015 (see Note 7 – Equity), the full vesting of restricted shares granted to a non-employee director on December 31, 2014, and the accelerated vesting and modification of options associated with the resignation of the Chief Executive Officer.

Sales and Marketing Expense

Sales and marketing expense decreased by $0.8 million, or 15%, to $4.4 million for the six months ended June 30, 2015 from $5.2 million for the six months ended June 30, 2014. As a percentage of net revenue, sales and marketing expense decreased to 27% for the six months ended June 30, 2015 from 50% for the six months ended June 30, 2014.

Sales and marketing headcount decreased to 29 at June 30, 2015 from 35 at June 30, 2014.

Of the $0.8 million decrease in sales and marketing expense for the six months ended June 30, 2015 compared to the same period of 2014, $0.5 million related to compensation and employee related benefits associated with decreased stock-based compensation expense and lower annual incentive bonus accruals, $0.4 million related to marketing costs, and $0.1 million related to professional and other sales and marketing services. The decreases were offset by increases of $0.2 million primarily related to commissions to certain sales representatives accrued at premium rates and occupancy costs and $0.1 million in termination benefits associated with a reduction in force in the first quarter of 2015.

Share-based compensation expense included in sales and marketing expense was $207,000 and $308,000 for the six months ended June 30, 2015 and 2014, respectively.

Research and Development Expense

Research and development expense increased by $0.9 million, or 33%, to $3.9 million for the six months ended June 30, 2015 from $3.0 million for the six months ended June 30, 2014. As a percentage of net revenue, research and development expense decreased to 24% for the six months ended June 30, 2015 from 29% for the six months ended June 30, 2014.

Research and development headcount decreased to 16 at June 30, 2015 from 19 at June 30, 2014.

Of the $0.9 million increase in research and development expense for the six months ended June 30, 2015 compared to the same period of 2014, $0.7 million related to costs associated with the Company’s investment in product development for oil & gas applications, $0.5 million related to compensation and employee-related benefits, including $81,000 in termination benefits associated with a reduction in force in the first quarter of 2015, and $22,000 primarily related to occupancy cost. The increases were offset by a decrease of $0.2 million related to outside consulting and professional fees.

Share-based compensation expense included in research and development expense was $198,000 and $165,000 for the six months ended June 30, 2015 and 2014, respectively.

As we continue to advance our existing technologies and develop new energy recovery and efficiency enhancing solutions for markets outside of seawater desalination, we anticipate that our research and development expenses may increase in the future.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense decreased by $113,000, or 26%, to $317,000 for the six months ended June 30, 2015 from $430,000 for the six months ended June 30, 2014. The decrease was due to the full amortization of all intangibles, except developed technology, in the fourth quarter of 2014.

Non-Operating Income (Expense), Net

Non-operating income (expense), net, including interest expense, decreased by $251,000 to an expense of ($122,000) in the six months ended June 30, 2015 from income of $129,000 in the six months ended June 30, 2014. The decrease was primarily due to a $148,000 decrease in interest income related to interest receivable on investments, $63,000 higher net foreign currency losses recorded during the first six months of 2015 compared to the same period last year, and an increase in interest expense of $40,000.

Income Taxes

The income tax provision was $142,000 the six months ended June 30, 2015 compared to $124,000 in the six months ended June 30, 2014. The tax expense for the six months ended June 30, 2015 and June 30, 2014 primarily relate to the tax basis amortization of goodwill and state and other taxes. The six months ended June 30, 2015 also includes a tax true-up of approximately $3,000.

Supplemental Information

With the appointment of a new CEO in April 2015, new internal reporting is being developed for making operating decisions and assessing financial performance. We report segment information based on the “management approach” designated by the internal reporting used by management. Accordingly, beginning with the third quarter ending September 30, 2015, with a new internal organizational structure we will begin reporting segment information on a basis reflecting this new structure. At that time, the composition of our reporting units will be reassessed and the impairment analysis of goodwill and long-lived assets will be performed based on the new structure.

Our reportable operating segments will be based on the type of energy recovery device and its related products and services and will consist of the Water Segment and the Oil & Gas Segment.

The Water Segment will consist of products sold for use in desalination or water processing and the related identifiable expenses. The Oil & Gas Segment will consist of products sold for use in gas processing, chemical processing, and hydraulic fracturing and the related identifiable expenses. Operating income for each segment will exclude other income and expenses and certain expenses managed outside the operating segment. Cost excluded from operating income include various corporate expenses such as certain share-based compensation expenses, income taxes, and other separately managed general and administrative expenses not related to the identified segments.

Information for the period ended June 30, 2015 based on the new reportable segments is presented below.

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Net revenue	$10,484	$—	$10,484	$16,206	$142	$16,348
Cost of revenue	4,836	—	4,836	7,338	29	7,367
Gross profit	5,648	—	5,648	8,868	113	8,981
Operating expenses:
General and administrative	(17)	391	374	587	723	1,310
Sales and marketing	931	949	1,880	2,101	2,069	4,170
Research and development	201	1,299	1,500	546	3,459	4,005
Amortization of intangible assets	143	15	158	285	32	317
Total operating expenses	1,258	2,654	3,912	3,519	6,283	9,802
Operating income (loss)	$4,390	$(2,654)	$1,736	$5,349	$(6,170)	$(821)

Negative general and administrative expenses in the Water Segment for the three months ended June 30, 2015, are reflective of the reversal of previously accrued expenses associated with a litigation case that was settled for less during the quarter.

Operating expenses in the Oil & Gas Segment reflect our investment to develop new markets and verticals, such as gas processing, ammonia, and pipelines, as well as hydraulic fracturing. The majority of our sales and marketing expenses in this segment relate to gas processing, ammonia, and pipelines. Conversely, research and development expenses are primarily related to the development and commercialization of our hydraulic fracturing solution, the VorTeq.

The following is a reconciliation of segment operating income (loss) to the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015.

	Ended June 30, 2015
	Three Months	Six Months
Segment operating income (loss)	$1,736	$(821)
Corporate expenses	5,012	10,525
Operating loss	$(3,276)	$(11,346)

Year over Year Comparison

Segment Revenue

	Three Months Ended June 30,
Segment	2015	2014	Change
Water	$10,484	$6,202	69%
Oil &Gas	—	205	(100% )
Net Revenue	$10,484	$6,407	64%

Net revenue in the Water Segment increased by $4.3 million, or 69%, to $10.5 million for the three months ended June 30, 2015 from $6.2 million for the three months ended June 30, 2014. The increase was primarily due to increased mega project shipments of $3.8 million, higher OEM shipments of $0.2 million, and higher aftermarket shipments of $0.3 million.

Net revenue in the Oil & Gas Segment decreased by $0.2 million, or 100%, to zero for the three months ended June 30, 2015 from $0.2 million for the three months ended June 30, 2014. The decrease was due to the lease buy-out of an IsoGenTM system at the end of 2014 and therefore there was no lease revenue in 2015.

	Six Months Ended June 30,
Segment	2015	2014	Change
Water	$16,206	$9,962	63%
Oil &Gas	142	342	(58%)
Net Revenue	$16,348	$10,304	59%

Net revenue in the Water Segment increased by $6.2 million, or 63%, to $16.2 million for the six months ended June 30, 2015 from $10.0 million for the six months ended June 30, 2014. The increase was primarily due to increased mega project shipments of $3.8 million, higher OEM shipments of $2.1 million, and higher aftermarket shipments of $0.3 million.

Net revenue in the Oil & Gas Segment decreased by $0.2 million, or 58%, to $0.1million for the six months ended June 30, 2015 from $0.3 million for the six months ended June 30, 2014. The decrease was due to the lease buy-out of an IsoGen® system at the end of 2014 and therefore there was no lease revenue in 2015.

Segment Gross Profit

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Gross profit	5,648	—	5,648	8,868	113	8,981
Gross margin	54%	—	54%	55%	80%	55%

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Gross profit	2,870	205	3,075	4,978	342	5,320
Gross margin	46%	100%	48%	50%	100%	52%

Segment Operating Expenses

On a segment basis, we are unable to compare our operating expenses for the three and six months ending June 30, 2015 to the same period last year as comparative information is unavailable at this time.

Liquidity and Capital Resources

Overview

Our primary source of cash historically has been proceeds from the issuance of common stock and customer payments for our products and services. In March 2015, we entered into a loan agreement with a financial institution for a $55,000 fixed-rate installment loan carrying an annual interest rate of 6.35%. The loan is payable in monthly installments and matures on April 2, 2020. From January 1, 2005 through June 30, 2015, we issued common stock for aggregate net proceeds of $87.4 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of June 30, 2015, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $18.1 million that are invested primarily in money market funds; short-term and long-term investments of $5.0 million that are primarily invested in marketable debt securities; and accounts receivable of $7.4 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, and marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We currently have unbilled receivables pertaining to customer contractual holdback provisions, whereby we will invoice the final installment due under a sales contract six to 24 months after the product has been shipped to the customer and revenue has been recognized. The customer holdbacks represent amounts intended to provide a form of security to the customer during the warranty period; accordingly, these receivables have not been discounted to present value. At June 30, 2015 we had $1.7 million of short- and long-term unbilled receivables.

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

During the periods presented, we provided certain customers with stand-by letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements. Some of these stand-by letters of credit were issued under our 2009 Agreement. The stand-by letters of credit remain in place generally for periods ranging up to 24 months and in some cases up to 65 months. As of June 30, 2015, there were no outstanding stand-by letters of credit collateralized under our 2009 Agreement and no cash was restricted related to the stand-by letters of credit issued under the 2009 Agreement. There were no advances drawn on the line of credit under the 2009 Agreement at the time of its expiration.

In June 2012, we entered into a loan agreement (the “2012 Agreement”) with another financial institution. The 2012 Agreement, as amended, provides for a total available credit line of $16.0 million. Under the 2012 Agreement, as amended, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans. The total stand-by letters of credit issued under the 2012 Agreement, as amended, may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. At no time may the aggregate of the revolving loans and stand-by letters of credit exceed the total available credit line of $16.0 million. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate plus 0% or a Eurodollar loan that bears interest equal to the adjusted LIBO rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line.

We are subject to certain financial and administrative covenants under the 2012 Agreement, as amended. As of June 30, 2015, we were in compliance with these covenants.

The 2012 Agreement, as amended, also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement, as amended, matures on June 5, 2018 and is collateralized by substantially all of our assets. As of June 30, 2015 there were no advances drawn under the 2012 Agreement’s line of credit. The amounts outstanding on stand-by letters of credit collateralized under the 2012 Agreement, as amended, totaled approximately $3.0 million, and restricted cash related to these stand-by letters of credit issued under the 2012 Agreement, as amended, was approximately $3.1 million as of June 30, 2015. Of this $3.1 million of restricted cash, $1.4 million was classified as current and $1.7 million was classified as non-current.

Cash Flows from Operating Activities

Net cash used in operating activities was $(8.0) million and $(193,000) for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, a net loss of $(11.6) million was adjusted to $(6.1) million by non-cash items totaling $5.5 million. For the six months ended June 30, 2014, a net loss of $(8.3) million was adjusted to $(4.6) million by non-cash items totaling $3.7 million. Non-cash adjustments during the six months ended June 30, 2015, primarily include share-based compensation of $3.1 million; depreciation and amortization of $2.0 million; and unrealized losses on foreign currency transactions, amortization of premiums/discounts on investments, deferred income taxes, and other non-cash items of $0.4 million.

Non-cash adjustments during the six months ended June 30, 2014, primarily include depreciation and amortization of $2.0 million, share-based compensation of $1.2 million, and provision for doubtful accounts and amortization of premiums/discounts on investments of $0.3 million.

The net cash impact from changes in assets and liabilities was approximately $(1.9) million and $4.4 million for the six months ended June 30, 2015 and 2014, respectively. Net changes in assets and liabilities during the six months ended June 30, 2015 are primarily attributable to a decrease of $3.5 million in accounts receivable and unbilled receivables as a result of the collections and the timing of invoices for projects shipped previously, an increase of $0.7 million in deferred revenue due to the timing of invoices, an increase in accounts payable of $0.5 million due to timing of payments to vendors, and a decrease in prepaid and other assets and unbilled receivables of $0.3 million. These changes were offset by an increase of $3.6 million in accrued expense, and other liabilities due to the timing of payments to other third parties; the settlement of a litigation case for $1.7 million; and an increase of $1.5 million in inventories due to the delay in a shipments.

Net changes in assets and liabilities during the six months ended June 30, 2014 were primarily attributable to a decrease of $11.0 million in accounts receivable and unbilled receivables as a result of the timing of invoices and collections for large projects that were shipped in the fourth quarter of 2013 and a $0.6 million increase in accounts payable. These changes were offset by an increase in inventory of $4.7 million as a result of inventory buildup for future shipments, a decrease in accrued expenses and other liabilities of $2.4 million as a result of a VAT settlement in Spain and the timing of payments to employees, vendors, and other third parties, and an increase of $0.2 million in prepaid expenses.

Cash Flows from Investing Activities

Cash flows provided by investing activities primarily relate to maturities of investments in marketable securities and the release of restricted cash used to collateralize our stand-by letters of credit offset by capital expenditures to support our growth and additional investments in marketable securities.

Net cash provided by investing activities was $10.2 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively. Cash flows provided by investing activities for the six months ended June 30, 2015 were primarily due to the maturity of marketable securities of $8.2 million and a decrease of $2.4million in restricted cash to collateralize stand-by letters of credit. These sources of cash were offset by the use of $0.4 million to purchase fixed assets.

Cash flows provided by investing activities for the six months ended June 30, 2014 was primarily due to the maturity of marketable securities of $4.0 million. This source of cash provided by investing activities was offset by $2.1 million of additions to property and equipment and the restriction of $0.2 million in cash to collateralize stand-by letters of credit.

Cash Flows from Financing Activities

Net cash provided by financing activities was $346,000 and $505,000 for the six months ended June 30, 2015 and 2014, respectively. Net cash provided during the six months ended June 30, 2015 consisted of $293,000 received for the issuance of common stock due to option exercises and $55,000 of borrowings offset by the use of $2,000 for repayment of borrowings.

Net cash provided during the six months ended June 30, 2014, was the result of $1.1 million received for the issuance of common stock due to option and warrant exercises offset by the use of $633,000 to repurchase common stock.

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

Contractual Obligations

In March 2015, we entered into a loan agreement that matures in April 2020. The total of future minimum installment payment under this agreement as of June 30, 2015 was $55,000. For additional information, see Note 6 — “Long-Term Debt and Lines of Credit” to the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q.

We lease facilities under fixed non-cancellable operating leases that expire on various dates through 2019. The total of the future minimum lease payments under these leases as of June 30, 2015 was $6.9 million. For additional information, see Note 9 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q.

In the course of our normal operations, we also enter into purchase commitments with our suppliers for various raw materials and components parts. The purchase commitments covered by these arrangements are subject to change based on sales forecasts for future deliveries. As of June 30, 2015, we had approximately $1.6 million of cancellable open purchase order arrangements related primarily to materials and parts.

We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of June 30, 2015, we believe that our exposure related to these guarantees and indemnities was not material.

The following is a summary of our contractual obligations as of June 30, 2015 (in thousands):

		Payments Due by Period
Payments Due During Year Ending December 31,	Operating Leases	Purchase Obligations	Loan	Total
2015 (remaining 6 months)	$805	$1,626	$5	$2,436
2016	1,576	—	11	1,587
2017	1,567	—	11	1,578
2018	1,591	—	11	1,602
2019	1,398		11	1,409
Thereafter	—	—	4	4
	$6,937	$1,626	$53	$8,616

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

Interest Rate Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents, short-term investments, and long-term investments. At June 30, 2015, our short- and long-term investments totaled $5.0 million. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. Our current investments are primarily in high-quality, short-term and long-term debt instruments of high-quality corporate issuers. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than eighteen months. A hypothetical 1% increase in interest rates would have resulted in an approximately $10,000 decrease in the fair value of our fixed-income debt securities as of June 30, 2015.

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

Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description
10.1	Resignation, Transition, and Separation Agreement with Ms. Audrey Bold, incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed on April 16, 2015

10.2	Energy Recovery 2015 Annual Incentive Plan, incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed on April 29, 2015

10.3	Offer Letter to Mr. Joel Gay, incorporated by reference to Exhibit 99.2 in the Company’s Form 8-K filed on April 29, 2015

10.4	Promotion Letter for Ms. Sharon Smith-Lenox, incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed on May 1, 2015

10.5	Settlement and Mutual Release, incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed May 13, 2015

10.6	Offer Letter to Mr. Chris Gannon, incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed on May 15, 2015

10.7	Second Amendment to Loan Agreement with HSBC Bank USA, National Association

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Energy Recovery, Inc.

By:	/s/ JOEL GAY	President and Chief Executive Officer	August 6, 2015
	Joel Gay	(Principal Executive Officer)

	/s/ CHRIS GANNON	Chief Financial Officer	August 6, 2015
	Chris Gannon	(Principal Financial Officer)

Exhibit List

Exhibit No.	Description
10.1	Resignation, Transition, and Separation Agreement with Ms. Audrey Bold, incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed on April 16, 2015

10.2	Energy Recovery 2015 Annual Incentive Plan, incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed on April 29, 2015

103	Offer Letter to Mr. Joel Gay, incorporated by reference to Exhibit 99.2 in the Company’s Form 8-K filed on April 29, 2015

10.4	Promotion Letter for Ms. Sharon Smith-Lenox, incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed on May 1, 2015

10.5	Settlement and Mutual Release, incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed May 13, 2015

10.6	Offer Letter to Mr. Chris Gannon, incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed on May 15, 2015

10.7	Second Amendment to Loan Agreement with HSBC Bank USA, National Association

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document