Form 10-Q
period 2015-09-30
Energy Recovery, Inc.
filed 2015-11-05
CIK 1421517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Yes ☐ No ☑

As of November 2, 2015, there were 54,838,283 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value)

(unaudited)

	September 30, 2015	Dececmber 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$21,498	$15,501
Restricted cash	1,385	2,623
Short-term investments	1,344	13,072
Accounts receivable, net of allowance for doubtful accounts of $164 and $155 at September 30, 2015 and December 31, 2014, respectively	8,060	10,941
Unbilled receivables, current	828	1,343
Inventories	8,893	8,204
Income taxes receivable	5	—
Deferred tax assets, net	240	240
Prepaid expenses and other current assets	1,506	1,317
Total current assets	43,759	53,241
Restricted cash, non-current	2,232	2,850
Unbilled receivables, non-current	420	414
Long-term investments	—	267
Property and equipment, net of accumulated depreciation of $17,556 and $15,143 at September 30, 2015 and December 31, 2014, respectively	11,346	13,211
Goodwill	12,790	12,790
Other intangible assets, net	2,690	3,166
Other assets, non-current	2	2
Total assets	$73,239	$85,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,683	$1,817
Accrued expenses and other current liabilities	4,835	8,427
Income taxes payable	—	4
Accrued warranty reserve	600	755
Deferred revenue	948	519
Current portion of long-term debt	11	—
Total current liabilities	8,077	11,522
Long-term debt, net of current portion	39	—
Deferred tax liabilities, non-current, net	2,160	1,989
Deferred revenue, non-current	79	59
Other non-current liabilities	764	2,453
Total liabilities	11,119	16,023
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 54,736,742 shares issued and 52,257,286 shares outstanding at September 30, 2015, and 54,398,421 shares issued and 51,918,965 shares outstanding at December 31, 2014	55	54
Additional paid-in capital	128,566	124,440
Accumulated other comprehensive loss	(48)	(73)
Treasury stock, at cost 2,479,456 shares repurchased at both September 30, 2015 and December 31, 2014	(6,835)	(6,835)
Accumulated deficit	(59,618)	(47,668)
Total stockholders’ equity	62,120	69,918
Total liabilities and stockholders’ equity	$73,239	$85,941

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$12,112	$5,342	$28,460	$15,646
Cost of revenue	4,948	3,007	12,315	7,991
Gross profit	7,164	2,335	16,145	7,655
Operating expenses:
General and administrative	3,590	3,078	15,230	8,112
Sales and marketing	2,195	2,351	6,622	7,548
Research and development	1,474	2,131	5,417	5,089
Amortization of intangible assets	159	216	476	646
Total operating expenses	7,418	7,776	27,745	21,395
Loss from operations	(254)	(5,441)	(11,600)	(13,740)
Interest expense	—	—	(40)	—
Other non-operating (expense) income	(48)	(2)	(130)	127
Loss before income taxes	(302)	(5,443)	(11,770)	(13,613)
Provision for income taxes	38	63	180	187
Net loss	$(340)	$(5,506)	$(11,950)	$(13,800)

Basic and diluted net loss per share	$(0.01)	$(0.11)	$(0.23)	$(0.27)

Shares used in basic and diluted per share calculation	52,237	51,861	52,071	51,626

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)\

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(340)	$(5,506)	$(11,950)	$(13,800)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4)	22	21	68
Unrealized gain (loss) on investments	3	(6)	4	12
Other comprehensive (loss) income	(1)	16	25	80
Comprehensive loss	$(341)	$(5,490)	$(11,925)	$(13,720)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30
	2015	2014
Cash Flows From Operating Activities
Net loss	$(11,950)	$(13,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,549	1,628
Depreciation and amortization	2,897	3,025
Deferred income taxes	172	169
Amortization of premiums/discounts on investments	154	348
Provision for warranty claims	91	87
Provision for doubtful accounts	88	293
Loss on fair value remeasurement of put options	55	—
Loss on foreign currency transactions	54	(10)
Other non-cash adjustments	11	(179)
Valuation adjustments for excess or obsolete inventory	(126)	212
Reversal of accruals related to expired warranties	(213)	—
Gain on fair value remeasurement of contingent consideration	—	(149)
Changes in operating assets and liabilities:
Accounts receivable	2,810	10,935
Unbilled receivables	509	5,698
Deferred revenue	449	203
Income taxes payable	(10)	(7)
Accounts payable	(134)	64
Prepaid and other assets	(242)	(1,045)
Inventories	(563)	(5,484)
Litigation settlement	(1,700)	—
Accrued expenses and other liabilities	(3,602)	(2,256)
Net cash used in operating activities	(7,701)	(268)
Cash Flows From Investing Activities
Maturities of marketable securities	11,845	4,355
Restricted cash	1,856	3,338
Purchase of marketable securities	—	(273)
Capital expenditures	(557)	(2,301)
Net cash provided by investing activities	13,144	5,119
Cash Flows From Financing Activities
Net proceeds from issuance of common stock	558	1,165
Proceeds from borrowings	55	—
Repayment of long-term debt	(5)	—
Payment of contingent consideration	—	(1,375)
Repurchase of common stock for treasury	—	(1,633)
Net cash provided by (used in) financing activities	608	(1,843)
Effect of exchange rate differences on cash and cash equivalents	(54)	44
Net change in cash and cash equivalents	5,997	3,052
Cash and cash equivalents, beginning of period	15,501	14,371
Cash and cash equivalents, end of period	$21,498	$17,423

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “we”, “our”, or “us”) is an energy solutions provider. We convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our core competencies are fluid dynamics and advanced material science. Our products are marketed and sold in fluid flow markets, such as water and oil & gas, under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, IsoBoost®, IsoGen®, and VorTeq ™. Our products are developed and manufactured in whole or in part, in the United States of America (“U.S.”) at our headquarters in San Leandro, California as well as other locations internationally. We have five wholly-owned subsidiaries: ERI Energy Recovery Holdings Ireland Limited, ERI Energy Recovery Ireland Ltd., Energy Recovery Iberia, S.L., Energy Recovery Canada Corp., and Energy Recovery (Cayman) Ltd. We also have sales offices in Dubai, United Arab Emirates and Shanghai, Peoples Republic of China.

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

Reclassification

During the fourth quarter of 2014, we changed the classification of the payment of contingent consideration of $1.4 million made during the third quarter of 2014 from operating to financing in the Consolidated Statements of Cash Flows at December 31, 2014. This change is reflected in the Condensed Consolidated Cash Flows in this filing on Form 10-Q for the nine months ended September 30, 2014. The $1.4 million impact of the change was not considered material to the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014.

Change in Accounting Principle for Goodwill Impairment Testing

Prior to July 1, 2015, we evaluated our goodwill for impairment at the reporting unit level annually during the fourth quarter or when indicators for potential impairment were present. At that time we operated under a single reporting unit.

Subsequent to July 1, 2015, we adopted a new organizational and reporting structure based on the operating segments, Water and Oil & Gas. We have reassessed our reporting units and the impairment analysis of goodwill and long-lived assets, and performed our analysis based on the new structure. During the third quarter of 2015, we changed the measurement date of our annual goodwill impairment test from the fourth quarter to July 1. This change was not material to our consolidated financial statements as it did not result in the delay, acceleration, or avoidance of an impairment charge. We believe this timing better aligns the goodwill impairment test with our strategic business planning process, which is a key component of the goodwill impairment test. We have completed the required annual testing of goodwill for impairment for all reporting units as of July 1, 2015 and have determined that goodwill is no impaired.

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

On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09. Based on the FASB’s decision, ASU 2014-09 will apply to us for annual reporting periods beginning after December 15, 2017, including interim reporting periods within annual reporting periods beginning after December 15, 2017. Additionally, the FASB decided to permit early adoption, but not before the original effective date (that is, annual periods beginning after December 15, 2016). The FASB issued ASU 2015-14 in August 2015, formally deferring the effective date of ASU 2014-09 by one year. We expect to adopt this guidance as of January 1, 2018. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Note 2 — Goodwill and Other Intangible Assets

Goodwill as of September 30, 2015 and December 31, 2014 of $12.8 million was the result of our acquisition of Pump Engineering, LLC in December 2009. During the three and nine months ended September 30, 2015, there were no changes in the recognized amount of goodwill, and there has been no impairment of goodwill to date.

The components of identifiable other intangible assets, all of which are finite-lived, as of the dates indicated were as follows (in thousands):

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(3,558)	$—	$2,542
Non-compete agreements	1,310	(1,310)	—	—
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(990)	—	—
Patents	585	(395)	(42)	148
Total	$11,485	$(7,733)	$(1,062)	$2,690

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(3,101)	$—	$2,999
Non-compete agreements	1,310	(1,310)	—	—
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(990)	—	—
Patents	585	(376)	(42)	167
Total	$11,485	$(7,257)	$(1,062)	$3,166

Accumulated impairment losses at September 30, 2015 and December 31, 2014, include a $1.0 million impairment loss from 2012 for trademarks, a $31,000 loss for patents from 2007, and an $11,000 loss for patents from 2010. During the three and nine months ended September 30, 2015, there has been no impairment of our long-lived assets.

Note 3 — Loss per Share

Basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period. Potential dilutive securities are excluded from the calculation of loss per share, as their inclusion would be anti-dilutive.

The following table shows the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(340)	$(5,506)	$(11,950)	$(13,800)
Denominator:
Basic and diluted weighted average common shares outstanding	52,237	51,861	52,071	51,626

Basic and diluted net loss per share	$(0.01)	$(0.11)	$(0.23)	$(0.27)

The following potential common shares were not considered in the computation of diluted loss per share because their effect would have been anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2015	2014
Stock options	7,550	6,481
Warrants	—	200

Note 4 — Other Financial Information

Restricted Cash

We have pledged cash in connection with stand-by letters of credit. We have deposited a corresponding amount into a non-interest bearing account at one financial institution for these items as follows (in thousands):

	September 30, 2015	December 31, 2014
Collateral for stand-by letters of credit	$1,385	$2,623
Current restricted cash	$1,385	$2,623

Collateral for stand-by letters of credit	$2,232	$2,850
Non-current restricted cash	$2,232	$2,850
Total restricted cash	$3,617	$5,473

Inventories

Our inventories are stated at the lower of cost (using the first-in, first out “FIFO” method) or market and consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$2,423	$2,903
Work in process	2,051	1,915
Finished goods	4,419	3,386
Inventories	$8,893	$8,204

Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Interest receivable	$12	$112
Foreign currency put options	36	—
Property taxes	156	58
Supplier advances	213	107
Insurance	384	154
Other prepaid expenses and current assets	705	886
Total prepaid and other current assets	$1,506	$1,317

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued legal expenses	$160	$1,734
Payroll and commissions payable	3,037	3,116
Other accrued expenses and current liabilities	1,638	3,577
Accrued expenses and other current liabilities	$4,835	$8,427

Other Non- Current Liabilities

Other non-current liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Deferred rent expense, non-current	$760	$866
Accrued legal expenses, non-current	—	1,587
Other non-current liabilities	4	—
Other non-current liabilities	$764	$2,453

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2015 were as follows (in thousands):

	Foreign Currency Translation Adjustments Net of Tax Benefit	Unrealized Gains (Losses) on Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(67)	$(6)	$(73)
Net other comprehensive income	21	4	25
Balance, September 30, 2015	$(46)	$(2)	$(48)

There were no reclassifications of amounts out of accumulated other comprehensive loss during the quarter. The tax impact of the changes in accumulated other comprehensive loss were not material.

Note 5 — Investments

Our short-term and long-term investments are all classified as available-for-sale. There were no sales of available-for-sale securities during the three and nine months ended September 30, 2015.

Available-for-sale securities as of the dates indicated consisted of the following (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments:
Corporate notes and bonds	$1,346	$—	$(2)	$1,344
Total short-term investments	$1,346	$—	$(2)	$1,344
Total investments	$1,346	$—	$(2)	$1,344

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments
State and local government obligations	$225	$—	$—	$225
Corporate notes and bonds	12,851	4	(8)	12,847
Total short-term investments	$13,076	$4	$(8)	$13,072
Long-term investments
Corporate notes and bonds	268	—	(1)	267
Total long-term investments	$268	$—	$(1)	$267
Total investments	$13,344	$4	$(9)	$13,339

Gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated, aggregated by investment category and length of time that the security has been in a continuous loss position, were as follows (in thousands):

	September 30, 2015
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$583	$(1)	$761	$(1)	$1,344	$(2)
Total	$583	$(1)	$761	$(1)	$1,344	$(2)

	December 31, 2014
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$5,085	$(6)	$1,205	$(3)	$6,290	$(9)
Total	$5,085	$(6)	$1,205	$(3)	$6,290	$(9)

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of September 30, 2015 are shown below by contractual maturity (in thousands):

	September 30, 2015
	Amortized Cost	Fair Value
Due after one year through three years	$1,346	$1,344
Total available-for-sale securities	$1,346	$1,344

Note 6 — Long-Term Debt and Lines of Credit

Debt

In March 2015, we entered into a loan agreement with a financial institution for a $55,000 fixed-rate installment loan with an annual interest rate of 6.35%. The loan is payable in equal monthly installments and matures on April 2, 2020. The note is secured by the asset purchased.

Long-term debt consisted of the following (in thousands)

	September 30, 2015	December 31, 2014
Loan payable	$50	$—
Less: current portion	(11)	—
Total long-term debt	$39	$—

Future minimum principal payments due under long-term debt arrangements consist of the following (in thousands):

September 30, 2015
2015 (remaining three months)	$2
2016	11
2017	11
2018	11
2019	11
Thereafter	4
Total debt	$50

Lines of Credit

In June 2012, we entered into a loan agreement (the “2012 Agreement”) with a financial institution. The 2012 Agreement matured in June 2015 and was amended in June 2015. The 2012 Agreement, as amended, provides for a total available credit line of $16.0 million. Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans. The total stand-by letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. At no time may the aggregate of the revolving loans and stand-by letters of credit exceed the total available credit line of $16.0 million. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate plus 0% or a Eurodollar loan that bears interest equal to the adjusted LIBOR rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The 2012 Agreement, as amended, also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement, as amended, matures in June 2018 and is collateralized by substantially all of our assets. As of September 30, 2015 and December 31, 2014, there were no advances drawn under the 2012 Agreement, as amended. Remaining stand-by letters of credit collateralized under the 2012 Agreement, as amended, totaled $3.6 million and $3.1 million as of September 30, 2015 and December 31, 2014, respectively. Total cash restricted related to these stand-by letters of credit totaled $3.6 million and $3.1 million as of September 30, 2015 and December 31, 2014, respectively.

We are subject to certain financial and administrative covenants under the 2012 Agreement, as amended. As of September 30, 2015, we were in compliance with these covenants.

In 2009, we entered into a loan and security agreement (the “2009 Agreement”) with another financial institution. The 2009 Agreement, as amended, provided a total available credit line of $16.0 million. Under the 2009 Agreement, we were allowed to draw advances of up to $10.0 million on a revolving line of credit or utilize up to $15.9 million as collateral for stand-by letters of credit, provided that the aggregate of the outstanding advances and collateral did not exceed the total available credit line of $16.0 million. Advances under the revolving line of credit incurred interest based on a prime rate index or LIBOR plus 1.375%. The 2009 Agreement, as amended, also required us to maintain cash collateral balances equal to at least 101% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances. The amended 2009 Agreement expired in May 2012, at which time we became required to maintain a cash collateral balance equal to at least 105% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit. There were no advances drawn under the 2009 Agreement’s credit line at the time it expired. Remaining stand-by letters of credit issued under the 2009 Agreement totaled zero and $2.3 million as of September 30, 2015 and December 31, 2014, respectively. Total cash restricted related to these stand-by letters of credit totaled zero and $2.4 million as of September 30, 2015 and December 31, 2014, respectively.

Note 7 — Equity

Share-Based Compensation Expense

For the three and nine months ended September 30, 2015 and 2014, we recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$32	$27	$104	$75
General and administrative	280	222	2,856	916
Sales and marketing	114	80	321	388
Research and development	70	84	268	249
Total share-based compensation expense	$496	$413	$3,549	$1,628

As of September 30, 2015, total unrecognized compensation cost related to non-vested share-based awards, net of estimated forfeitures, was $3.3 million, which is expected to be recognized as expense over a weighted average period of approximately 2.65 years.

In February 2015, we granted 344,090 stock options to our non-employee directors. The vesting start date for options granted to incumbent non-employee directors was June 20, 2014, the date of the previous annual meeting. The vesting start date for options granted to newly appointed non-employee directors was the date of grant. The options became fully vested on June 19, 2015, the date of our annual meeting; had an exercise price of $3.53 per share, as determined on the date of grant; and will expire 10 years from the grant date. The total compensation cost associated with these option grants was recognized over the period from the grant date in February 2015 (which was determined to be the service inception date) to the vesting end date in June 2015. Accordingly, the nine months ended September 30, 2015 includes compensation expense from the service inception date through the vesting end date of June 19, 2015.

In March 2015, we granted 1,415,739 stock options to certain officers and other employees. The options vest over a four-year period, have an exercise price of $2.75 per share, and will expire 10 years from the grant date.

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

In June 2015, we granted 300,000 stock options to our new Chief Financial Officer and Vice President of Strategy. These options vest over a four-year period, have an exercise price of $2.61 per share, and will expire 10 years from the grant date.

In June 2015, we granted 16,000 stock options to an employee. The options vest over a four-year period, have an exercise price of $2.60 per share, and will expire 10 years from the grant date.

In June 2015, we granted 373,744 stock options to our non-employee directors. The vesting start date was June 23, 2015, the date of grant. The options will become fully vested on June 17, 2016, the anticipated date of our next annual meeting. The options have an exercise price of $2.92 per share, as determined on the date of grant, and will expire 10 years from the grant date.

In August 2015, we granted 7,337 stock options to an employee. The options vest over a four-year period, have an exercise price of $2.84 per share, and will expire 10 years from the grant date.

Also in August 2015, we granted 5,000 stock options to a new employee. The options vest over a four-year period, have an exercise price of $2.67 per share, and will expire 10 years from the grant date.

In September 2015, Dr. Prem Krish resigned as our Chief Technical Consultant. In connection with his resignation and the providing of a general release, the Company agreed to provide him with continued vesting of granted options during a 14-week period following his termination and the ability to exercise the vested options through the 90 days following the 14-week period. In connection with this modification, we recorded additional stock based compensation of approximately $17,000 related to the additional vesting and extended exercise period in the three months ended September 30, 2015.

In September 2015, we granted 50,000 stock options to a new employee. The options vest over a four-year period, have an exercise price of $2.14 per share, and will expire 10 years from the grant date.

Warrants

On July 1, 2015, warrants to purchase 200,000 shares of our common stock were exercised for cash at a price of $1.00 per share. The proceeds from this exercise totaled $200,000. This exercise represents the last outstanding warrant issued in 2005.

Note 8 — Income Taxes

The effective tax rate for the nine months ended September 30, 2015 and 2014 was (1.53%) and (1.4%), respectively. As of December 31, 2014, a full valuation allowance of approximately $20.4 million had been established to reduce our deferred income tax assets to the amount expected to be realized. As such, no tax benefit related to our pre-tax loss was recognized for the nine months ended September 30, 2015, as there was no change in our assessment of the amount of deferred income tax assets expected to be realized.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through November 2019. Future minimum lease payments consist of the following (in thousands):

September 30, 2015
2015 (remaining three months)	$439
2016	1,581
2017	1,567
2018	1,591
2019	1,398
Total future minimum lease payments	$6,576

Product Warranty

The following table summarizes the activity related to the product warranty liability during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$747	$705	$755	$709
Warranty costs charged to cost of revenue	76	34	91	87
Release of accrual related to expired warranty	(213)	—	(213)	—
Utilization of warranty	(10)	(50)	(33)	(107)
Balance, end of period	$600	$689	$600	$689

Purchase Obligations

We enter into purchase order arrangements with our vendors. As of September 30, 2015, there were open purchase orders for which we had not yet received the related goods or services. These arrangements are subject to change based on our sales demand forecasts, and we have the right to cancel the arrangements prior to the date of delivery. As of September 30, 2015, we had approximately $2.4 million of cancellable open purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2015 and December 31, 2014.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts ranging from 5% to 10% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance. These guarantees, generally in the form of stand-by letters of credit or bank guarantees secured by stand-by letters of credit, typically remain in place for periods ranging up to 24 months and in some cases up to 65 months, and relate to the underlying product warranty period. The stand-by letters of credit are collateralized by restricted cash and our credit facility. All of the $3.6 million in outstanding stand-by letters of credit as of September 30, 2015 were issued under the 2012 Agreement. The stand-by letters of credit outstanding as of September 30, 2015 were collateralized by restricted cash of $3.6 million.

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

Note 10 — Business Segment and Geographic Information

We manufacture and sell high-efficiency energy recovery devices and pumps as well as related products and services. Our chief operating decision-maker (“CODM”) is the chief executive officer (“CEO”).

Following the appointment of a new CEO in April 2015, new internal reporting was developed for making operating decisions and assessing financial performance. Beginning July 1, 2015, a new internal organizational and reporting structure was implemented and we began reporting segment information on a basis reflecting this new structure. Prior period amounts have been adjusted retrospectively to reflect this new internal reporting structure starting in the quarter ended September 30, 2015.

Our reportable operating segments consist of the Water Segment and the Oil & Gas Segment. These segments are based on the industries in which the products are sold, the type of energy recovery device sold, and the related products and services. The Water Segment consists of revenue associated with products sold for use in reverse osmosis water desalination, as well as the related identifiable expenses. The Oil & Gas Segment consists of revenue associated with products sold for use in gas processing, chemical processing, and hydraulic fracturing, as well as related identifiable expenses. Operating income for each segment excludes other income and expenses and certain expenses managed outside the operating segment. Costs excluded from operating income include various corporate expenses such as certain share-based compensation expenses, income taxes, and other separately managed general and administrative expenses not related to the identified segments. Assets and liabilities are reviewed at the consolidated level by the CODM and are not accounted for by segment. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss),

The following summaries financial information by segment for the periods presented (in thousands):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Net revenue	$12,112	$—	$12,112	$5,149	$193	$5,342
Cost of revenue	4,948	—	4,948	3,007	—	3,007
Gross profit	7,164	—	7,164	2,142	193	2,335
Operating expenses:
General and administrative	158	255	413	288	263	551
Sales and marketing	1,121	1,061	2,182	888	1,291	2,179
Research and development	293	1,184	1,477	331	1,800	2,131
Amortization of intangibles	159	—	159	216	—	216
Operating expenses	1,731	2,500	4,231	1,723	3,354	5,077
Operating income (loss)	5,433	(2,500)	2,933	419	(3,161)	(2,742)
Less:
Corporate operating expenses			3,187			2,699
Consolidated operating loss			(254)			(5,441)
Non-operating expenses			(48)			(2)
Loss before income taxes			$(302)			$(5,443)

	Nine Months Ended September 30, 2015			Nine months Ended September 30, 2014
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Net revenue	$28,319	$141	$28,460	$15,111	$535	$15,646
Cost of revenue	12,287	28	12,315	7,991	—	7,991
Gross profit	16,032	113	16,145	7,120	535	7,655
Operating expenses:
General and administrative	745	978	1,723	810	591	1,401
Sales and marketing	3,222	3,130	6,352	3,045	3,950	6,995
Research and development	839	4,643	5,482	1,046	4,043	5,089
Amortization of intangibles	476	—	476	646	—	646
Operating expenses	5,282	8,751	14,033	5,547	8,584	14,131
Operating income (loss)	10,750	(8,638)	2,112	1,573	(8,049)	(6,476)
Less:
Corporate operating expenses			13,712			7,264
Consolidated operating loss			(11,600)			(13,740)
Non-operating (expenses) income			(170)			127
Loss before income taxes			$(11,770)			$(13,613)

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

	Three Months Ended September 30,			Nine months Ended September 30,
	2015	2014		2015	2014
Domestic revenue	$355	$249		$1,439	$833
International revenue	11,757	5,093		27,021	14,813
Total revenue	$12,112	$5,342		$28,460	$15,646

Revenue by country:
Qatar	31%	*	%	13%	*	%
Egypt	4	13		7	9
United States	3	5		5	5
United Arab Emirates	2	5		14	4
Others **	60	77		61	82
Total	100%	100%		100%	100%

*	Less than 1%.
**	Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our net revenue during the periods presented.

All of our long-lived assets were located in the United States at September 30, 2015 and December 31, 2014.

Note 11 — Concentrations

Customers accounting for 10% or more of our accounts receivable and unbilled receivables were as follows:

	September 30, 2015	December 31, 2014
Customer A	42%	0%
Customer B	9%	32%
Customer C	2%	11%

Revenue from customers representing 10% or more of net revenue varies from period to period. For the periods indicated, customers representing 10% or more of net revenue were:

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Customer A	32%	0%	14%	*
Customer D	*	0%	13%	0%

*	Less than 1%

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

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, unbilled receivables, accounts payable, and other accrued expenses approximate fair value due to the short-term maturity of those instruments. For our investments in available-for-sale securities, if quoted prices in active markets for identical investments are not available to determine fair value (Level 1), then we use quoted prices for similar assets or inputs other than quoted prices that are observable either directly or indirectly (Level 2). The investments included in Level 2 consist primarily of corporate, and agency obligations. The asset included in Level 3 consists of the premium paid for foreign currency put options. The fair value of the asset in Level 3 was determined based on the time value of the option as it was determined there was no intrinsic value of the options.

The fair value of financial assets and liabilities measured on a recurring basis for the indicated periods was as follows (in thousands):

	September 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term available-for-sale securities	$1,344	$—	$1,344	$—
Foreign currency put options	36	—	—	36
Total assets	$1,380	$—	$1,344	$36

	December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Short-term available-for-sale securities	$13,072	$—	$13,072	$—
Long-term available-for-sale securities	267	—	267	—
Total assets	$13,339	$—	$13,339	$—

The reconciliation of the beginning and ending balances for financial assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) for the period ending September 30, 2015 was as follows:

Fair Value of Level 3 Assets
Balance, December 31, 2014	$—
Foreign currency put options	91
Loss due to change in fair value	(55)
Balance, September 30, 2015	$36

Note 13 — Subsequent Events

On October 14, 2015, the Company through our subsidiary ERI Energy Recovery Ireland Ltd., entered into a License Agreement (the “Agreement”) with Schlumberger Technology Corporation, a subsidiary of Schlumberger Limited (NYSE:SLB). The Agreement has a term of fifteen (15) years for the exclusive right to use certain intellectual property related to our VorTeq™ technology. The Agreement provides for a $75 million exclusivity payment in connection with the execution of the agreement, two separate $25 million payments upon the meeting of two milestones during 2016, and recurring royalty payments throughout the term of the Agreement. The Agreement contains representations, warranties, covenants, and indemnification obligations customary for transactions of this type.

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

Words such as “expects,” “anticipates,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Forward-looking statements in this report include, without limitation, statements about the following:

•	our expectation that sales outside of the United States will remain a significant portion of our net revenue;

•	our expectation that we will meet the two key milestones associated with our VorTeq licensing agreement with Schlumberger Technology Corporation and will receive annual royalties under said agreement;

•	our expectation that oil price fluctuations may impact the acceptance or rate of adoption of our oil & gas and hydraulic fracturing products;

•

our belief that levels of gross profit margin for our Water Segment are sustainable to the extent that volume grows, we experience a favorable product mix, pricing remains stable, and we continue to realize cost savings through production efficiencies and enhanced yields;

•	our expectation that, as we expand our international sales, a portion of our revenue could continue to be denominated in foreign currencies;

•	our expectation that our expenses for research and development and sales and marketing may increase as a result of the diversification into markets outside of water and hydraulic fracturing; and

•

our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated liquidity needs for the foreseeable future, with the exception of a decision to enter into an acquisition and/or fund investments in newly developed technologies or product offerings arising from rapid market adoption that could require us to seek additional equity or debt financing.

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

Overview

We are an energy solutions technology provider. We convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our core competencies are fluid dynamics and advanced material science. Our company was founded in 1992, and we introduced the initial version of our Pressure Exchanger® energy recovery device in early 1997. In December 2009, we acquired Pump Engineering, LLC, which manufactured centrifugal energy recovery devices known as turbochargers as well as high-pressure pumps.

Following the appointment of a new Chief Executive Officer in April 2015, new internal reporting was developed for making operating decisions and assessing financial performance. Beginning July 1, 2015, a new internal organizational and reporting structure was implemented and we began reporting segment information on a basis reflecting this new structure. Prior period amounts have been adjusted retrospectively to reflect this new internal reporting structure starting in the quarter ended September 30, 2015.

Our reportable operating segments consist of the Water Segment and the Oil & Gas Segment. These segments are based on the industries in which the products are sold, the type of energy recovery device sold, and the related products and services. The Water Segment consists of revenue associated with products sold for use in reverse osmosis water desalination, as well as the related identifiable expenses. The Oil & Gas Segment consists of revenue associated with products sold for use in gas processing, chemical processing, and hydraulic fracturing, as well as related identifiable expenses.

Water Segment

Our Water Segment revenue is principally derived from the sale of our energy recovery devices for use in water desalination plants worldwide. We also derive revenue from the sale of our high-pressure and circulation pumps which we manufacture and sell both separately and in connection with our energy recovery devices for use in water desalination plants. Additionally, we receive revenue from the sale of spare parts and services, including start-up and commissioning services that we provide to our customers.

With respect to revenue from our energy recovery devices in our Water Segment, a significant portion of our net revenue typically has been generated from sales to a limited number of large engineering, procurement, and construction, or EPC, firms that are involved with the design and construction of large desalination plants. Sales to these firms often involve a long sales cycle that can range from 6 to 16 months, and in some cases, up to 24 months. A single large desalination project can generate an order for numerous energy recovery devices and generally represents a significant revenue opportunity. We also sell our devices to many small- to medium-sized original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer energy recovery devices per plant, and have shorter sales cycles.

We often experience substantial fluctuations in our Water Segment net revenue from quarter to quarter and from year to year because a single order for our energy recovery devices by a large EPC firm for a particular plant may represent significant revenue. In addition, historically our EPC customers tend to order a significant amount of equipment for delivery in the fourth quarter, and as a consequence, a significant portion of our annual sales typically occurs during that quarter. This historical trend was reflected in the fourth quarter of the last several years. Normal seasonality trends also generally show our lowest revenue in the first quarter of the year.

A limited number of our customers account for a substantial portion of our net revenue and of our accounts receivable and unbilled receivables. Revenue from customers representing 10% or more of net revenue varies from period to period. For the three months ended September 30, 2015, one customer accounted for 32% of our net revenue. For the nine months ended September 30, 2015 two customers accounted for 14% and 13%, respectively, of our net revenue. For the three and nine months ended September 30, 2014, no customer accounted for 10% or more of our net revenue. No other customer accounted for more than 10% of our net revenue during any of these periods.

At September 30, 2015, one customer accounted for 42% of our accounts receivable and unbilled receivable balance. At December 31, 2014, two customers accounted for 32% and 11%, respectively, of our accounts receivable and unbilled receivable balance.

During the three and nine months ended September 30, 2015 and 2014, most of our net revenue and accounts receivable were attributable to sales outside of the United States. We expect sales and accounts receivable outside of the United States to remain a significant portion of our Water Segment net revenue and accounts receivable for the next few years.

Oil &Gas Segment

In the past several years, we have invested significant research and development costs to expand our business into pressurized fluid flow industries within the oil & gas industry. In 2014, we introduced a new product for the hydraulic fracturing industry, the VorTeq ™ hydraulic fracturing system. In 2014, we recognized oil & gas revenue of $784,000 from the operating lease and lease buy-out of an IsoGen® system. In the first quarter of 2015, we recognized oil & gas revenue of $60,000 from oil & gas commissioning services and $81,000 from fees related to the cancellation of a ConocoPhillips sales order. No additional oil & gas revenue has been recognized during the remainder of the nine months ended September 30, 2015.

On October 14, 2015, the Company through our subsidiary ERI Energy Recovery Ireland Ltd., entered into a License Agreement (the “Agreement”) with Schlumberger Technology Corporation, a subsidiary of Schlumberger Limited (NYSE:SLB). The Agreement has a term of fifteen (15) years for the exclusive right to use certain intellectual property related to our VorTeq™ Hydraulic Fracturing System technology. The Agreement provides for a $75 million exclusivity payment in connection with the execution of the agreement, two separate $25 million payments upon the meeting of two milestones during 2016, and recurring royalty payments throughout the term of the Agreement. The Agreement contains representations, warranties, covenants, and indemnification obligations customary for transactions of this type.

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

Three months Ended September 30, 2015 Compared to Three months Ended September 30, 2014

Results of Operations

The following table sets forth certain data from our operating results as a percentage of net revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2015		2014		Change Increase / (Decrease)
Results of Operations:*
Net revenue	$12,112	100%	$5,342	100%	$6,770	127%
Cost of revenue	4,948	41%	3,007	56%	1,941	65%
Gross profit	7,164	59%	2,335	44%	4,829	207%
Operating expenses:
General and administrative	3,590	30%	3,078	58%	512	17%
Sales and marketing	2,195	18%	2,351	44%	(156)	(7%)
Research and development	1,474	12%	2,131	40%	(657)	(31%)
Amortization of intangible assets	159	1%	216	4%	(57)	(26%)
Total operating expenses	7,418	61%	7,776	146%	(358)	(5%)
Loss from operations	(254)	(2%)	(5,441)	(102%)	5,187	95%
Other non-operating (expense) income	(48)	0%	(2)	0%	(46)	(2300%)
Loss before income taxes	(302)	(2%)	(5,443)	(102%)	5,141	94%
Provision for income taxes	38	0%	63	1%	(25)	(40%)
Net loss	$(340)	(3%)	$(5,506)	(103%)	$5,166	94%

*     Percentages may not add up to 100% due to rounding

Net Revenue

	Three Months Ended September 30,
Segment	2015	2014	$ Change	% Change
Water	$12,112	$5,149	$6,963	135%
Oil & Gas	—	193	(193)	(100% )
Net revenue	$12,112	$5,342	$6,770	127%

Net revenue in the Water Segment increased by $7.0 million, or 135%, to $12.1 million for the three months ended September 30, 2015 from $5.1 million for the three months ended September 30, 2014. The increase was primarily due to increased mega project shipments of $3.8 million, higher OEM shipments of $1.7 million, and higher aftermarket shipments of $1.5 million.

Net revenue in the Oil & Gas Segment decreased by $0.2 million, or 100%, to zero for the three months ended September 30, 2015 from $0.2 million for the three months ended September 30, 2014. The decrease was due to the lease buy-out of an IsoGenTM system at the end of 2014, which resulted in no lease revenue in 2015.

The following table reflects revenue by product category and as a percentage of total net revenue (in thousands, except percentages):

	Three Months Ended September 30,
	2015		2014
PX devices and related products and services	$8,281	68%	$2,351	44%
Turbochargers, pumps, and related products and services	3,831	32%	2,798	52%
Oil & gas product lease and related services	—	—	193	4%
Net revenue	$12,112	100%	$5,342	100%

During the three months ended September 30, 2015 and 2014, a significant portion of our net revenue was attributable to sales outside of the United States. Revenue attributable to domestic and international sales as a percentage of net revenue was as follows:

	Three Months Ended September 30,
	2015	2014
Domestic revenue	3%	5%
International revenue	97%	95%
Net revenue	100%	100%

Gross Profit

	Three Months Ended September 30, 2015			Three months Ended September 30, 2014
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Gross profit	7,164	—	7,164	2,142	193	2,335
Gross margin	59%	—	59%	42%	100%	44%

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, manufactured components, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, and depreciation expense. For the three months ended September 30, 2015, gross profit as a percentage of net revenue was 59%. For the three months ended September 30, 2014, total gross profit as a percentage of net revenue was 44%. The increase was attributable to a favorable shift in product mix toward PX devices, which have a higher profit margin, and the release of an accrual related to an expired warranty.

Future gross profit is highly dependent on the product and customer mix of our net revenues, overall market demand and competition, volume of production in our manufacturing plant that determines our operating leverage, and the costs of purchased components. Accordingly, we are not able to predict our future gross profit levels with certainty. We believe that the current levels of gross profit margin are sustainable to the extent that volume remains healthy, our product mix favors PX devices, and we continue to realize cost savings through production efficiencies and enhanced yields.

Manufacturing headcount increased to 40 at the end of the third quarter of 2015 from 37 at the end of the third quarter of 2014.

Share-based compensation expense included in cost of revenue was $32,000 and $27,000 for the three months ended September 30, 2015 and 2014, respectively.

General and Administrative Expense

General and administrative expense increased by $0.5 million, or 17%, to $3.6 million for the three months ended September 30, 2015 from $3.1 million for the three months ended September 30, 2014. As a percentage of net revenue, general and administrative expense decreased to 30% for the three months ended September 30, 2015 from 58% for the three months ended September 30, 2014.

General and administrative headcount decreased to 27 at the end of the third quarter of 2015 from 28 at the end of the third quarter of 2014.

Of the $0.5 million increase in general and administrative expense for the three months ended September 30, 2015 compared to the same quarter of 2014, $235,000 related to compensation and employee related benefits, $131,000 related to occupancy and other costs, $101,000 related to professional and legal costs, and $58,000 related to stock based compensation expense. These changes were primarily offset by a decrease of $14,000 related to bad debt expense and other taxes.

Share-based compensation expense included in general and administrative expense was $280,000 and $222,000 for the three months ended September 30, 2015 and 2014, respectively.

Sales and Marketing Expense

Sales and marketing expense decreased by $156,000, or 7%, to $2.2 million for the three months ended September 30, 2015 from $2.4 million for the three months ended September 30, 2014. As a percentage of net revenue, sales and marketing expense decreased to 18% for the three months ended September 30, 2015 from 44% for the three months ended September 30, 2014.

Sales and marketing headcount decreased to 28 at the end of the third quarter of 2015 from 35 at the end of the third quarter of 2014.

Of the $156,000 decrease in sales and marketing expense for the three months ended September 30, 2015 compared to the same quarter of 2014, $221,000 related to professional and other sales and marketing services, $101,000 related to marketing costs, occupancy, and other costs, and $12,000 related to compensation and employee related benefits. The decreases were offset by an increase of $176,000 related to commissions, bonus accruals, and stock based compensation.

Share-based compensation expense included in sales and marketing expense was $114,000 and $80,000 for the three months ended September 30, 2015 and 2014, respectively.

Research and Development Expense

Research and development expense decreased by $0.6 million, or 31%, to $1.5 million for the three months ended September 30, 2015 from $2.1 million for the three months ended September 30, 2014. As a percentage of net revenue, research and development expense decreased to 12% for the three months ended September 30, 2015 from 40% for the three months ended September 30, 2014.

Research and development headcount decreased to 18 at the end of the third quarter of 2015 from 22 at the end of the third quarter of 2014.

Of the $0.6 million decrease in research and development expense for the three months ended September 30, 2015 compared to the same quarter of 2014, $326,000 related to costs associated with the Company’s investment in product development for oil & gas applications, $286,000 related to compensation and employee related benefits, $40,000 related to outside consulting and professional fees and $14,000 related to stock based compensation. The decreases were offset by slightly higher occupancy cost of $12,000.

Share-based compensation expense included in research and development expense was $70,000 and $84,000 for the three months ended September 30, 2015 and 2014, respectively.

As we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for the oil &gas and other markets, we anticipate that our research and development expenses may increase in the future.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense decreased by $57,000, or 26%, to $159,000 for the three months ended September 30, 2015 from $216,000 for the three months ended September 30, 2014. The decrease was due to the full amortization of all intangibles, except developed technology, in the fourth quarter of 2014.

Non-Operating Income (Expense), Net

Non-operating income (expense), net, including interest expense, increased by $46,000 to expense of $48,000 in the three months ended September 30, 2015 from expense of $2,000 in the three months ended September 30, 2014. The increase in expenses was primarily due to a loss on the fair value of put options of $55,000 and a $19,000 decrease in interest income related to interest receivable on investments. The expenses were offset by lower net foreign currency gains of $27,000.

Income Taxes

The income tax provision was $38,000 in the three months ended September 30, 2015 compared to $63,000 in the three months ended September 30, 2014. This change is primarily due to an adjustment related to a change in the average state tax rate from 2014 to 2015. The tax expense for the three months ended September 30, 2015 and September 30, 2014 primarily relate to the tax basis amortization of goodwill and state and other taxes. The three months ended September 30, 2015 also includes a state tax benefit of approximately $6,000.

Nine months Ended September 30, 2015 Compared to Nine months Ended September 30, 2014

Results of Operations

The following table sets forth certain data from our operating results as a percentage of net revenue for the periods indicated (in thousands, except percentages):

	Nine months Ended September 30,
	2015		2014		Change Increase / (Decrease)
Results of Operations:*
Net revenue	$28,460	100%	$15,646	100%	$12,814	82%
Cost of revenue	12,315	43%	7,991	51%	4,324	54%
Gross profit	16,145	57%	7,655	49%	8,490	111%
Operating expenses:
General and administrative	15,230	54%	8,112	52%	7,118	88%
Sales and marketing	6,622	23%	7,548	48%	(926)	(12%)
Research and development	5,417	19%	5,089	33%	328	6%
Amortization of intangible assets	476	2%	646	4%	(170)	(26%)
Total operating expenses	27,745	97%	21,395	137%	6,350	30%
Loss from operations	(11,600)	(41%)	(13,740)	(88%)	2,140	16%
Interest expense	40	0%	—	—	(40)	**
Other non-operating (expense) income	(130)	(0%)	127	1%	(257)	(202%)
Loss before income taxes	(11,770)	(41%)	(13,613)	(87%)	1,843	14%
Provision for income taxes	180	1%	187	1%	(7)	(4%)
Net loss	$(11,950)	(42%)	$(13,800)	(88%)	$1,850	13%

*       Percentages may not add up to 100% due to rounding

**     Not meaningful

Net Revenue

	Nine Months Ended September 30,
Segment	2015	2014	$ Change	% Change
Water	$28,319	$15,111	$13,208	87%
Oil &Gas	141	535	(394)	(74%)
Net revenue	$28,460	$15,646	$12,814	82%

Net revenue in the Water Segment increased by $13.2 million, or 87%, to $28.3 million for the nine months ended September 30, 2015 from $15.1million for the nine months ended September 30, 2014. The increase was primarily due to increased mega project shipments of $7.6 million, higher OEM shipments of $3.8 million, and higher aftermarket shipments of $1.8 million.

Net revenue in the Oil & Gas Segment decreased by $394,000 or 74%, to $141,000 for the nine months ended September 30, 2015 from $0.5 million for the nine months ended September 30, 2014. The decrease was due to the lease buy-out of an IsoGenTM system at the end of 2014, which resulted in no lease revenue in 2015. The decrease was offset by $60,000 from oil & gas commissioning services and $81,000 from fees related to the cancellation of a ConocoPhillips sales order.

The following table reflects revenue by product category and as a percentage of total net revenue (in thousands, except percentages):

	Nine months Ended September 30,
	2015		2014
PX devices and related products and services	$19,786	69%	$8,790	57%
Turbochargers, pumps, and related products and services	8,533	30%	6,321	40%
Oil & gas product lease and related services	141	1%	535	3%
Net revenue	$28,460	100%	$15,646	100%

During the nine months ended September 30, 2015 and 2014, a significant portion of our net revenue was attributable to sales outside of the United States. Revenue attributable to domestic and international sales as a percentage of net revenue was as follows:

	Nine months Ended September 30,
	2015	2014
Domestic revenue	5%	5%
International revenue	95%	95%
Net revenue	100%	100%

Gross Profit

	Nine Months Ended September 30, 2015			Nine months Ended September 30, 2014
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Gross profit	16,032	113	16,145	7,120	535	7,655
Gross margin	57%	80%	57%	47%	100%	49%

Gross profit represents our net revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, manufactured components, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, and depreciation expense. For the nine months ended September 30, 2015, total gross profit as a percentage of net revenue was 57%. For the nine months ended September 30, 2014, total gross profit as a percentage of net revenue was 49%. The increase was attributable to a favorable shift in product mix and the release of an accrual related to an expired warranty.

Future gross profit is highly dependent on the product and customer mix of our net revenues, overall market demand and competition, volume of production in our manufacturing plant that determines our operating leverage, and the costs of purchased components. Accordingly, we are not able to predict our future gross profit levels with certainty. We believe that the current levels of gross profit margin are sustainable to the extent that volume remains healthy, our product mix favors PX devices, and we continue to realize cost savings through production efficiencies and enhanced yields.

Manufacturing headcount increased to 40 at September 30, 2015 from 37 at September 30, 2014.

Share-based compensation expense included in cost of revenue was $104,000 and $75,000 for the nine months ended September 30, 2015 and 2014, respectively.

General and Administrative Expense

General and administrative expense increased by $7.1 million, or 88%, to $15.2 million for the nine months ended September 30, 2015 from $8.1 million for the nine months ended September 30, 2014. As a percentage of net revenue, general and administrative expense increased to 54% for the nine months ended September 30, 2015 from 52% for the nine months ended September 30, 2014.

General and administrative headcount decreased to 27 at September 30, 2015 from 28 at September 30, 2014.

Of the $7.1 million increase in general and administrative expense for the nine months ended September 30, 2015 compared to the same period of 2014, $2.6 million related to professional, legal and other administrative costs, including that related to the termination of the former Senior Vice President of Sales in 2014, $1.9 million related to increased stock based compensation expense, including that associated with the resignation of the Chief Executive Officer in January 2015, $1.3 million related to compensation and employee related benefits, which also includes termination benefits associated with a reduction in force in the first quarter of 2015, $0.9 million related to the reversal of VAT in the first quarter of 2014 that was expensed in 2011 and in prior years, and $438,000 related to the fair value remeasurement of a contingent consideration, occupancy, and other administrative costs.

Share-based compensation expense included in general and administrative expense was $2.9 million and $916,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase in share-based compensation is primarily related to increased value of options granted to non-employee directors in February 2015 (see Note 7 – Equity), the full vesting of restricted shares granted to a non-employee director on December 31, 2014, and the accelerated vesting and modification of options associated with the resignation of the Chief Executive Officer.

Sales and Marketing Expense

Sales and marketing expense decreased by $0.9 million, or 12%, to $6.6 million for the nine months ended September 30, 2015 from $7.5 million for the nine months ended September 30, 2014. As a percentage of net revenue, sales and marketing expense decreased to 23% for the nine months ended September 30, 2015 from 48% for the nine months ended September 30, 2014.

Sales and marketing headcount decreased to 28 at September 30, 2015 from 35 at September 30, 2014.

Of the $0.9 million decrease in sales and marketing expense for the nine months ended September 30, 2015 compared to the same period of 2014, $427,000 related to marketing costs, $353,000 related to compensation and employee related benefits, stock-based compensation expense, and lower annual incentive bonus accruals, and $353,000 related to professional and other sales and marketing services. The decreases were primarily offset by an increase of $216,000 related to commissions to certain sales representatives accrued at premium rates.

Share-based compensation expense included in sales and marketing expense was $321,000 and $388,000 for the nine months ended September 30, 2015 and 2014, respectively.

Research and Development Expense

Research and development expense increased by $328,000 or 6%, to $5.4 million for the nine months ended September 30, 2015 from $5.1 million for the nine months ended September 30, 2014. As a percentage of net revenue, research and development expense decreased to 19% for the nine months ended September 30, 2015 from 33% for the nine months ended September 30, 2014.

Research and development headcount decreased to 18 at September 30, 2015 from 22 at September 30, 2014.

Of the $328,000 increase in research and development expense for the nine months ended September 30, 2015 compared to the same period of 2014, $346,000 related to costs associated with the Company’s investment in product development for oil & gas applications, $178,000 related to compensation and employee-related benefits, including termination benefits associated with a reduction in force in the first quarter of 2015, and $53,000 primarily related to stock based compensation and occupancy cost. The increases were offset by a decrease of $247,000 related to outside consulting and professional services.

Share-based compensation expense included in research and development expense was $268,000 and $249,000 for the nine months ended September 30, 2015 and 2014, respectively.

As we continue to advance our existing technologies and develop new energy recovery and efficiency enhancing solutions for markets outside of water desalination, we anticipate that our research and development expenses may increase in the future.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense decreased by $170,000, or 26%, to $476,000 for the nine months ended September 30, 2015 from $646,000 for the nine months ended September 30, 2014. The decrease was due to the full amortization of all intangibles, except developed technology, in the fourth quarter of 2014.

Non-Operating Income (Expense), Net

Non-operating income (expense), net, including interest expense, decreased by $297,000 to an expense of ($170,000) in the nine months ended September 30, 2015 from income of $127,000 in the nine months ended September 30, 2014. The decrease was primarily due to a $166,000 decrease in interest income related to interest receivable on investments, $36,000 higher net foreign currency losses recorded during the first nine months of 2015 compared to the same period last year, a loss on the fair value of put options of $55,000, and an increase in interest expense of $40,000.

Income Taxes

The income tax provision was $180,000 in the nine months ended September 30, 2015 compared to $187,000 in the nine months ended September 30, 2014. The tax expense for the nine months ended September 30, 2015 and September 30, 2014 primarily relate to the tax basis amortization of goodwill and state and other taxes.

Liquidity and Capital Resources

Overview

Our primary source of cash historically has been proceeds from the issuance of common stock and customer payments for our products and services. From January 1, 2005 through September 30, 2015, we issued common stock for aggregate net proceeds of $87.4 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

In March 2015, we entered into a loan agreement with a financial institution for a $55,000 fixed-rate installment loan carrying an annual interest rate of 6.35%. The loan is payable in monthly installments and matures on April 2, 2020.

As of September 30, 2015, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $21.5 million that are invested primarily in money market funds; short-term investments of $1.3 million that are primarily invested in marketable debt securities; and accounts receivable of $8.1 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, and marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We currently have unbilled receivables pertaining to customer contractual holdback provisions, whereby we will invoice the final installment due under a sales contract, in general, six to 24 months after the product has been shipped to the customer and revenue has been recognized. The customer holdbacks represent amounts intended to provide a form of security to the customer during the warranty period; accordingly, these receivables have not been discounted to present value. At September 30, 2015 we had $1.2 million of short- and long-term unbilled receivables.

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

During the periods presented, we provided certain customers with stand-by letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements. Some of these stand-by letters of credit were issued under our 2009 Agreement. The stand-by letters of credit remain in place generally for periods ranging up to 24 months and in some cases up to 65 months. As of September 30, 2015, there were no outstanding stand-by letters of credit collateralized under our 2009 Agreement and no cash was restricted related to the stand-by letters of credit issued under the 2009 Agreement. There were no advances drawn on the line of credit under the 2009 Agreement at the time of its expiration.

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

We are subject to certain financial and administrative covenants under the 2012 Agreement, as amended. As of September 30, 2015, we were in compliance with these covenants.

The 2012 Agreement, as amended, also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement, as amended, matures on June 5, 2018 and is collateralized by substantially all of our assets. As of September 30, 2015 there were no advances drawn under the 2012 Agreement’s line of credit. The amounts outstanding on stand-by letters of credit collateralized under the 2012 Agreement, as amended, totaled approximately $3.6 million, and restricted cash related to these stand-by letters of credit issued under the 2012 Agreement, as amended, was approximately $3.6 million as of September 30, 2015. Of this $3.6 million of restricted cash, $1.4 million was classified as current and $2.2 million was classified as non-current.

Cash Flows from Operating Activities

Net cash used in operating activities was $(7.7) million and $(268,000) for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, a net loss of $(11.9) million was adjusted to $(5.2) million by non-cash items totaling $6.7 million. For the nine months ended September 30, 2014, a net loss of $(13.8) million was adjusted to $(8.4) million by non-cash items totaling $5.4 million. Non-cash adjustments during the nine months ended September 30, 2015, primarily include share-based compensation of $3.5 million; depreciation and amortization of $2.9 million; and unrealized losses on foreign currency transactions, amortization of premiums/discounts on investments, deferred income taxes, and other non-cash items of $0.3 million.

Non-cash adjustments during the nine months ended September 30, 2014, primarily included depreciation and amortization of $3.0 million, share-based compensation of $1.6 million, provision for doubtful accounts and amortization of premiums/discounts on investments of $0.3 million, and provisions for doubtful accounts of $0.3 million.

The net cash impact from changes in assets and liabilities was approximately $(2.5) million and $8.1 million for the nine months ended September 30, 2015 and 2014, respectively. Net changes in assets and liabilities during the nine months ended September 30, 2015 are primarily attributable to a decrease of $3.3 million in accounts receivable and unbilled receivables as a result of the collections and the timing of invoices for projects shipped previously and a decrease of $0.4 million in deferred revenue due to the timing of invoices. These changes were offset by an increase of $3.6 million in accrued expense, and other liabilities due to the timing of payments to other third parties; the settlement of a litigation case for $1.7 million; an increase of $0.6 million in inventories due to the timing of shipments; an increase in prepaid and other assets and unbilled receivables of $0.2 million; and a decrease in accounts payable of $0.1 million due to timing of payments to vendors.

Net changes in assets and liabilities during the nine months ended September 30, 2014 are primarily attributable to a decrease of $16.6 million in accounts receivable and unbilled receivables as a result of the timing of invoices and collections for large projects that were shipped in the fourth quarter of 2013. This change was offset by an increase in inventory of $5.5 million as a result of inventory buildup for future shipments, a decrease in accrued expenses and other liabilities of $2.3 million as a result of a VAT settlement in Spain and the timing of payments to employees, vendors, and other third parties, a decrease in accrued expenses and other liabilities of $2.3 million, primarily related to the decrease in the fair value of our contingent consideration due to the settlement of the litigation related to it, and an increase of $1.0 million in prepaid expenses.

Cash Flows from Investing Activities

Cash flows provided by investing activities primarily relate to maturities of investments in marketable securities and the release of restricted cash used to collateralize our stand-by letters of credit offset by capital expenditures to support our growth and additional investments in marketable securities.

Net cash provided by investing activities was $13.1 million and $5.1 million for the nine months ended September 30, 2015 and 2014, respectively. Cash flows provided by investing activities for the nine months ended September 30, 2015 were primarily due to the maturity of marketable securities of $11.8 million and the release of $1.8 million of restricted cash used to collateralize stand-by letters of credit. These sources of cash were offset by the use of $0.6 million to purchase fixed assets.

Cash flows provided by investing activities for the nine months ended September 30, 2014 was primarily due to the maturity of marketable securities of $4.4 million and the release of $3.3 million of restricted cash mostly due to the settlement of a litigation case. These sources of cash provided by investing activities were offset by $2.3 million of additions to property and equipment and the purchase of $0.3 million of marketable securities.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $0.6 million and $(1.8) million the nine months ended September 30, 2015 and 2014, respectively. Net cash provided during the nine months ended September 30, 2015 consisted of $0.6 million received for the issuance of common stock due to option and warrant exercises and $55,000 of borrowings offset by the use of $5,000 for repayment of borrowings.

Net cash used in financing activities for the nine months ended September 30, 2014 was the result of $1.6 million used to repurchase the Company common stock for treasury and $1.4 million used to pay a contingent consideration. The uses were offset by $1.2 million received for the issuance of common stock due to option and warrant exercises.

Liquidity and Capital Resource Requirements

We believe that our existing cash balances and cash generated from operations will be sufficient to meet our anticipated capital requirements over the next twelve months. We may need to raise additional capital or incur additional indebtedness to continue to fund our operations or to support acquisitions in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, if any, the expansion of our sales and marketing and research and development activities, the amount and timing of cash used for stock repurchases, the timing and extent of our expansion into new geographic territories, the timing of new product introductions, and the continuing market acceptance of our products. We may enter into potential material investments in, or acquisitions of, complementary businesses, services, or technologies in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

In March 2015, we entered into a loan agreement that matures in April 2020. The total of future minimum installment payment under this agreement as of September 30, 2015 was $55,000. For additional information, see Note 6 — “Long-Term Debt and Lines of Credit” to the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q.

We lease facilities under fixed non-cancellable operating leases that expire on various dates through 2019. The total of the future minimum lease payments under these leases as of September 30, 2015 was $6.6 million. For additional information, see Note 9 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q.

In the course of our normal operations, we also enter into purchase commitments with our suppliers for various raw materials and components parts. The purchase commitments covered by these arrangements are subject to change based on sales forecasts for future deliveries. As of September 30, 2015, we had approximately $2.4 million of cancellable open purchase order arrangements related primarily to materials and parts.

We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of September 30, 2015, we believe that our exposure related to these guarantees and indemnities was not material.

The following is a summary of our contractual obligations as of September 30, 2015 (in thousands):

	Payments Due by Period
Payments Due During Year Ending December 31,	Operating Leases	Purchase Obligations	Loan	Total
2015	$439	$2,368	$2	$2,809
2016	1,581	—	11	1,592
2017	1,567	—	11	1,578
2018	1,591	—	11	1,602
2019	1,398	—	11	1,409
Thereafter	—	—	4	4
	$6,576	$2,368	$50	$8,994

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

Foreign Currency Risk

The majority of our revenue contracts have been denominated in United States Dollars. In some circumstances, we have priced certain international sales in Euros. In June 2015, we entered into a sales contract denominated in Euros to be paid in three milestone payments over the next two years. As a result of this transaction, we purchased three foreign-currency put options to offset the downside foreign exchange risk associated with the corresponding sale. For future sales denominated in non U.S. currencies, the Company is likely to enter into similar arrangements.

As we expand our international sales, we expect that a portion of our net revenue could continue to be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates. Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the United States Dollar versus the Euro, AED, CNY, and CAD. Changes in currency exchange rates could adversely affect our consolidated operating results or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. To decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. We have not hedged our exposure to changes in foreign currency exchange rates as they relate to our cash balances and operating expenses because expenses and cash balances in foreign currencies have been insignificant to date and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents, short-term investments, and long-term investments. At September 30, 2015, our short- and long-term investments totaled $1.3 million. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. Our current investments are primarily in high-quality, short-term and long-term debt instruments of high-quality corporate issuers. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than eighteen months. A hypothetical 1% increase in interest rates would have resulted in an approximately $3,000 decrease in the fair value of our fixed-income debt securities as of September 30, 2015.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Additional risk factors to those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K filed on March 6, 2015 are:

●	We may not meet the key performance indicators necessary to meet the two milestones in the Schlumberger agreement.

The Schlumberger agreement calls for certain milestone key performance indicators that if met will entitle the Company to payments of $25 million for each milestone. While we believe we can meet the milestones, if we are unable to do so, the milestone payments will be delayed until such time as the milestones are met. Failure to meet said milestones may also jeopardize the rate of adoption of our VorTeq hydraulic fracturing system.

●	Schlumberger may not adopt the VorTeq hydraulic fracturing system at the rate prescribed in the agreement.

The agreement prescribes a rate of adoption that if not met could significantly affect the projected revenues resulting from annual royalties. The rate of adoption may be affected for reasons attributable, or not, to the Company. Additionally, deflationary oil pricing could have a negative impact on the adoption rate of the VorTeq hydraulic fracturing system.

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

Registrant: Energy Recovery, Inc.

By:	/s/ JOEL GAY	President and Chief Executive Officer	November 5, 2015
	Joel Gay	(Principal Executive Officer)

	/s/ CHRIS GANNON	Chief Financial Officer	November 5, 2015
	Chris Gannon	(Principal Financial Officer)

Exhibit List

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document