Form 10-K
period 2015-12-31
Energy Recovery, Inc.
filed 2016-03-04
CIK 1421517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Securities registered pursuant to Section 12(g) of the Act: None

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

☑Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No

The aggregate market value of the voting stock held by non-affiliates amounted to $79.5 million on June 30, 2015.

The number of shares of the registrant’s common stock outstanding as of February 29, 2016 was 51,951,134.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 23, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	our plan to improve our existing energy recovery devices and to develop and manufacture new and enhanced versions of these devices;

•	our belief that the ceramic components of our PX® energy recovery devices will result in low life-cycle maintenance costs;

•	our belief that our turbocharger devices have long operating lives;

•	our objective of finding new applications for our technology and developing new products for use outside of desalination, including oil & gas applications;

•	our belief that our products are the most cost-effective energy recovery devices over time;

•	our expectation that our expenses for research and development and sales and marketing may increase as a result of diversification into markets outside of desalination;

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

•	our expectation that, as we expand our international sales, a portion of our revenue could continue to be denominated in foreign currencies; and

•	our expectation that we will be able to enforce our intellectual property rights.

You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Annual Report on Form 10-K. All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Item 1A —Risk Factors” and are based on information available to us as of March 3, 2016. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Item 1A — Risk Factors” and our results disclosed from time to time in our reports on Forms 10-Q and 8-K and our Annual Reports to Stockholders.

PART I

Item 1 — Business

Overview

Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “Our”, “Us”, and “We”) is an energy solutions provider to industrial fluid flow markets worldwide. We make industrial processes more operating and capital expenditure efficient. Our solutions convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our solutions are marketed and sold in fluid flow markets, such as water, oil & gas and chemical processing, under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, AT™, AquaBold™, VorTeq™, IsoBoost®, and IsoGen®. Our solutions are developed in whole or in part, in the United States of America (“U.S.”), as well as other locations internationally.

Energy Recovery was incorporated in Virginia in April 1992, reincorporated in Delaware in March 2001, and became a public company in July 2008. Our headquarters and primary manufacturing center is located at 1717 Doolittle Drive, San Leandro, California 94577, and we have four (4) wholly-owned subsidiaries: ERI Energy Recovery Holdings Ireland Limited; ERI Energy Recovery Ireland Ltd.; Energy Recovery Iberia, S.L.; and Energy Recovery Canada Corp. We also have sales offices in Dubai, United Arab Emirates and Shanghai, Peoples Republic of China. Our main telephone number is (510) 483-7370.

The Energy Recovery website is www.energyrecovery.com. We use the Investor Relations section of our website as a routine channel for distribution of important information, including news releases, presentations, and financial statements. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, in the Investor Relations section of our website, as soon as reasonably practicable after the reports have been filed with or furnished to the Securities and Exchange Commission (“SEC”). The information contained on our website or any other website is not part of this report nor is it considered to be incorporated by reference herein or with any other filing we make with the SEC.

Fluid Flow Markets

Our primary industrial fluid flow markets are water desalination and oil & gas. We have been and continue to be the technology leader for energy recovery devices (“ERDs”) in the water desalination market with our proprietary Pressure Exchanger technology and turbochargers. We also provide high-performance and high-efficiency pumps to facilitate a packaged solution for our customers. Building on our leading technology, we have expanded our solution offerings into other fluid flow markets, such as those found in upstream, midstream, and downstream applications of the oil & gas industry, as well as exploring other end markets for which our solutions may be applicable. We offer the VorTeq hydraulic fracturing system (“VorTeq”), IsoBoost, and IsoGen product lines to the oil & gas market.

Water Desalination

Water Desalination has been our core market for revenue generation to date. The water desalination market ranges from small water desalination plants such as those used in cruise ships and resorts to mega-project desalination plant deployments globally. Because of the geographical location of many significant desalination projects, geopolitical and economic events can have an effect on the timing of expected projects. In addition, population and economic growth in countries such as India and China are driving water demand for human, agricultural, and industrial use. We anticipate that markets traditionally not associated with water desalination, including the United States, will inevitably develop and provide further revenue growth opportunities. Our solutions leverage our Pressure Exchanger, turbocharger, and pump technologies providing our customers significant operational efficiency and energy savings.

Oil & Gas

Across the oil & gas upstream, midstream and downstream market, highly pressurized fluid flows are required to extract and process oil or gas. These pressurized fluid flows are both a necessity and liability to the oil & gas industry.

Within the oil & gas upstream segment, hydraulic fracturing is a well-stimulation technique in which rock is fractured by pressurized liquid through the injection of a highly abrasive, proppant-laden fluid into a wellbore to create cracks in deep-rock formations thereby permitting oil & gas extraction. Oilfield service providers utilize high-pressure hydraulic fracturing pumps to pressurize the fracturing fluid at treating pressures up to 15,000 psi. These pumps are routinely destroyed during the hydraulic fracturing process causing significant oilfield service operator costs associated with excessive downtime, repairs, maintenance, and capital equipment redundancy. Our solution leverages our Pressure Exchanger technology to isolate high-pressure hydraulic fracturing pumps from abrasive fracturing fluid thereby enabling oilfield service operators to realize immediate and long-term savings.

Within the oil & gas midstream and downstream segments, pressure energy becomes a waste product at different stages of oil and gas processing. It is at these stages that our technology enables the recovery of pressure energy in the fluid flow either through the exchange of pressure within the application or by converting it to electricity. We enable gas processing plant and pipeline owners and operators to achieve immediate and long-term energy savings with little or no operational disruption.

2015 Highlights

●

Signed a fifteen (15) year, exclusive, worldwide licensing agreement with Schlumberger Technologies Corporation (“Schlumberger”), a subsidiary of Schlumberger Limited for the use of our VorTeq hydraulic fracturing system in onshore hydraulic fracturing operations;

●	Completed the VorTeq field trials with our test partner, Liberty Oil Field Services;

●	Commissioned an IsoGen system in one of Saudi Aramco’s plants;

●	Implemented austerity measures to restructure and right-size our cost base while continually executing against our revised strategic plan;

●	Restructured our management team appointing a new Chief Executive Officer, Chief Financial Officer, Vice President of Corporate Development, and Vice President of Marketing;

●

Implemented segment reporting in the third quarter of 2015 to articulate our new internal organizational and reporting structure. Prior to implementation, we disclosed segment information as a supplement to the Management, Discussion and Analysis in the second quarter of 2015;

●	Developed a comprehensive strategic plan, including a new product development road map; and

●	Water desalination sales rebounded to be one of the best in the history of the Company.

OUR SOLUTIONS

In the Water Desalination market, our energy recovery solutions reduce plant operating costs by capturing and reusing the otherwise lost pressure energy from the reject stream of the desalination process. In the Oil & Gas market, our hydraulic fracturing solutions reduce operating and capital equipment costs by isolating high cost pumping equipment from highly abrasive fracturing fluids. In addition, our oil & gas solutions reduce plant or pipeline operating costs by capturing and reusing otherwise lost pressure energy. Energy and capital costs are major cost drivers in both the water desalination and oil & gas markets.

Water Desalination

Our water desalination ERDs are categorized into two technology groups: PX energy recovery devices and turbochargers. The first technology group is comprised of our patented Pressure Exchanger technology consisting of ceramic rotors and almost frictionless hydrodynamic bearings. Our PX energy recovery devices perform with up to 98% efficiency and unmatched uptime in the desalination industry as well as save up to 60% of the energy costs of a desalination plant.

The second technology group is comprised of AT turbochargers designed for low-pressure brackish and high-pressure seawater reverse osmosis systems. Our turbochargers provide premium efficiency with state-of-the-art engineering and configuration. Designed for reliability and optimum efficiency, our turbochargers offer substantial savings, and the custom-designed hydraulics and 3-D geometry allow for optimum performance. Also, the patent-protected technology for volute inserts allows field flexibility.

Complementing both our PX energy recovery devices and AT turbochargers are our high-efficiency and high-pressure pumps marketed under the trademark of AquaBold. These pumps range from single and multiple stage centrifugal pumps to circulation and advanced high-speed pumps.

Oil & Gas

In the Oil & Gas market, we design and manufacture innovative solutions that preserve or eliminate pumping technology in hostile processing environments and convert wasted pressure energy into a reusable asset. Our core solutions are the VorTeq hydraulic fracturing system and our centrifugal line of products, the IsoBoost and the IsoGen.

Field trials were initiated for the VorTeq in the second quarter of 2015 and successfully completed in the fourth quarter of 2015. In October 2015, we entered into a fifteen (15) year license agreement with Schlumberger for the exclusive, worldwide right to use the VorTeq technology for hydraulic fracturing onshore operations. The product is currently in the research and development stage. The VorTeq is an enabling technology for oilfield service (“OFS”) companies to isolate and preserve costly hydraulic fracturing pumps by re-routing hostile fracturing fluid away from these critical pumps. These hydraulic fracturing pumps will then process only water, which leads to reduced repairs and maintenance costs, increased fleet revenue, and reduced capital costs by extending pump life expectancy and eliminating redundant capital equipment. The VorTeq further allows for the migration to increasingly efficient pumping technology that could lead to the revolutionizing of the hydraulic fracturing system.

The IsoBoost and IsoGen were commercialized in 2012. Our IsoBoost energy recovery systems are comprised of hydraulic turbo chargers and related controls and automation systems. Our IsoBoost systems, through the use of turbochargers, enable oil & gas operators to capture wasted hydraulic pressure energy from a high-pressure fluid flow and transfer the energy to a low-pressure fluid flow thereby recovering wasted pressure energy. Our IsoGen energy recovery systems are comprised of hydraulic turbines, generators, and related controls and automation systems. The IsoGen enables oil & gas operators to capture hydraulic energy and generate electricity from high-pressure fluid flows. Additionally, our energy recovery and power generation systems result in lower capital costs for oil & gas operators by minimizing the need for high-pressure pumps that consume large amounts of energy.

Services

We provide a portfolio of services tailored to our customers’ needs. Specifically, we assist our customers in the early stages of planning and design by leveraging our broad experience in fluid flows and advanced material science. We also provide engineering, technical support, and training to customers during installation and commissioning. Additionally, we offer preventive maintenance and support services as well as reinstallation services. To date the revenue from these services has not represented a significant portion of our revenue.

CUSTOMERS

Water Desalination

Our water desalination customers include major international engineering, procurement, and construction (“EPC”) firms that design and build large desalination plants, original equipment manufacturers (“OEM”), which are companies that supply equipment and packaged solutions for small- to medium-sized desalination plants, and national, state and local municipalities worldwide.

Large Engineering, Procurement and Construction Firms

A significant portion of our revenue historically has come from sales of solutions to large EPC firms worldwide that have the required desalination expertise to engineer, undertake procurement for, construct, and sometimes own and operate large desalination plants or mega-projects (“MPD”). We work with these firms to specify our solutions for their plants. The time between project tender and shipment can range from 16 to 36 months. Each MPD project typically represents a revenue opportunity of between $1 million and $10 million.

A limited number of these EPC firms account for 10% or more of our product revenue. Revenue from customers representing 10% or more of product revenue varies from year to year. For the year ended December 31, 2015, one customer, Acciona Agua, S.A.U., accounted for approximately 14% of our product revenue. For the year ended December 31, 2014, one customer, IDE Americas, Inc., accounted for approximately 14% of our product revenue. For the year ended December 31, 2013, one customer, Acciona Agua, S.A.U., accounted for approximately 15% of our product revenue.

Original Equipment Manufacturers

We also sell our solutions and services to suppliers of pumps and other water-related equipment for assembly and use in small- to medium-sized desalination plants located in hotels, power plants, cruise ships, farm operations, island bottlers, mobile and containerized water desalination solutions, and small municipalities. These OEMs also purchase our solutions for “quick water” or emergency water solutions. Our OEM customer base accounted for approximately 45% of our 2015 revenues. We typically sell and promote our packaged solutions to this sales channel represented by a product mix of PX Pressure Exchangers, turbochargers, high-pressure pumps, and circulation “booster” pumps. The time from project tender and shipment can range from one (1) to twelve (12) months. OEM projects typically represent revenue opportunities between $0.01 million to $1.0 million.

Oil & Gas

Our oil & gas customers include international oil companies (“IOC”), national oil companies (“NOC”), exploration and production companies (“E&P”), oilfield service companies (“OFS”), and EPC firms that design and build oil & gas processing plants.

Upstream

OFS companies provide the infrastructure, equipment, intellectual property, and services needed by the oil & gas industry to explore for, extract, and transport crude oil and natural gas. OFS hydraulic fracturing operators face significant pressure to reduce costs as oil & gas companies curtail capital expenditures and seek operational efficiencies in response to lower commodity prices. We developed the VorTeq hydraulic pumping system which enables these operators to isolate pumps from fracturing fluid thereby reducing operating and capital costs.

In the third quarter of 2014, we entered into a strategic partnership with Liberty Oil Field Services to pilot and conduct field trials with the VorTeq hydraulic pumping system, which were initiated in the second quarter of 2015. These field trials were successfully completed in December 2015. In October 2015, we entered into a fifteen (15) year license agreement with Schlumberger for the exclusive, worldwide right to use our VorTeq technology for hydraulic fracturing onshore operations.

Midstream and Downstream

With respect to IsoBoost and IsoGen, we have contracted and delivered oil & gas solutions, as pilot projects to customers in North America, Asia, and the Middle East. The sales cycle for our oil & gas solutions can be prolonged and may be impacted by procurement processes and budgetary constraints.

For the year ended December 31, 2015, we recognized oil & gas revenue from the license agreement with Schlumberger, cancellation of a purchase order with Conoco Philips, and from the commissioning of an IsoGen system with a customer in Saudi Arabia. For the year ended December 31, 2014, we recognized oil & gas rental income from the operating lease and subsequent lease buy-out of an IsoGen system to a customer in Saudi Arabia. For the year ended December 31, 2013, we did not recognize any revenue from shipments of our oil & gas solutions.

Additional information regarding our product revenue by segment is included in Note 13 to the Consolidated Financial Statements in this Form 10-K.

COMPETITION

Water Desalination

The market for energy recovery devices and pumps in the Water Desalination market is competitive. As the demand for fresh water increases and the market expands, we expect competition to persist and intensify.

We have two main competitors for our energy recovery devices: Flowserve Corporation (Flowserve) and Fluid Equipment Development Company (FEDCO). We compete with these companies on the basis of price, quality, efficiency, lead time, expected life, downtime, and maintenance costs. Although these companies may offer competing solutions at lower prices, we believe that our solutions offer a competitive advantage because it is our belief that our solutions are the most cost-effective energy recovery devices for reverse osmosis desalination over time.

In the market for large desalination projects, our PX devices and large turbochargers compete primarily with Flowserve’s DWEER product. We believe that our PX devices have a competitive advantage over DWEER devices because our devices are made with highly durable and corrosion-resistant ceramic parts that are designed for a life of 25 years, are warranted for high efficiencies, cause no unplanned downtime, and offer lower lifecycle costs. Additionally, the PX devices offer optimum scalability with a quick startup as well as minimal maintenance. We believe that our large turbocharger solutions also have a competitive advantage over the DWEER product, particularly in countries where energy costs are low and upfront capital costs are a critical factor in purchase decisions, because our turbocharger solutions have lower upfront capital costs, a simple design with one rotating assembly, a small physical footprint, and a long operating life that leads to low total lifecycle costs.

In the market for small- to medium-sized desalination plants, our solutions compete with Flowserve’s Pelton turbines and FEDCO’s turbochargers. We believe that our PX devices have a competitive advantage over these solutions because our devices provide up to 98% energy efficiency, have lower lifecycle maintenance costs, and are made of highly durable and corrosion-resistant ceramic parts. We also believe that our turbochargers compete favorably with Pelton turbines and FEDCO turbochargers on the basis of efficiency and price and because our turbochargers have design advantages that enhance efficiency, field flexibility, and serviceability.

In the market for high-pressure pumps, our solutions compete with pumps manufactured by Clyde Union Ltd.; FEDCO; Flowserve; Düchting Pumpen Maschinenfabrik GmbH & Co KG; KSB Aktiengesellschaft; Torishima Pump Mfg. Co., Ltd.; Sulzer Pumps, Ltd.; and other companies. We believe that our pump solutions are competitive with these solutions because our pumps are developed specifically for reverse osmosis desalination, are highly efficient, and feature product-lubricated bearings.

Oil & Gas

The market for our technology in the Oil & Gas market is competitive. As demand for our products increase, we expect competition to intensify.

Within the oil & gas upstream market, OFS hydraulic fracturing operators utilize high-pressure hydraulic fracturing pumps to pressurize fracturing fluid. This fluid is sent through traditional missile manifolds into the wellbore to create cracks in the deep-rock formations thereby permitting oil & gas extraction. Our VorTeq system is a hydraulic pumping system that replaces the traditional missile manifold used by OFS hydraulic fracturing operators. There are many manufacturers of the traditional missile manifolds.

We believe our VorTeq technology represents a competitive advantage over existing missile manifold technology because our solution re-routes abrasive proppant away from high-pressure pumps, thereby extending pump lifespan, reducing repairs and maintenance costs, and decreasing the need for redundant capital equipment. In addition, because our VorTeq technology isolates the high-pressure pumps from abrasive proppant, OFS hydraulic fracturing operators have the ability to transition to more robust, longer lived centrifugal pumps thereby further decreasing operating and capital costs.

Within the oil and gas midstream and downstream markets, acid gas removal — also known as amine gas treating — refers to a process that utilizes solvents such as an amine solution to remove acid gasses, specifically hydrogen sulfide (H2S) and carbon dioxide (CO2) from natural gas, synthesis gas, or other hydrocarbon streams. Our IsoBoost and IsoGen technologies integrate into acid gas removal systems to reduce energy consumption and increase the reliability and uptime of the amine circulation system. Currently, most acid gas removal plants use pumps and valves to pressurize and depressurize the amine solution; the depressurization of the cleansing fluid (e.g. amine) provides an opportunity for the use of energy recovery devices.

Our IsoBoost system is based partly on hydraulic turbocharger technology. While to our knowledge the only turbocharger systems presently utilized in acid gas removal applications are manufactured by Energy Recovery, there is at least one established competitor, FEDCO, which makes a similar hydraulic turbocharger for desalination applications. We combine our highly competitive turbocharger technology with process equipment and control systems to make a unique, proprietary, and highly competitive offering for oil & gas and petrochemical plants.

Our IsoGen system is partly based on hydraulic turbine technology which converts recovered energy to electric power. Many other companies make hydraulic turbines for a broad range of applications. For acid gas removal plants, our competitors utilize reverse running pumps (also called hydraulic power recovery turbines or HPRTs) to perform the same energy recovery function that our IsoGen systems provide. These reverse running pumps are typically part of a large “skid-mounted” system, incorporating a multi-stage pump and motor, all rotating about a common shaft. Flowserve, Sulzer, and Shin Nippon Machinery are known to have supplied these systems and other major pump companies may have built systems for this application as well. We believe most of our competitors’ reverse running pump systems present concerns related to reliability, operational flexibility, and low energy efficiency as compared to our solution.

Sales and Marketing

We market and sell our solutions directly to customers through our direct sales organization and, in some countries, through authorized, independent sales agents. Our current sales organization consists of two groups, water desalination and oil & gas. The water desalination group targets MPD, OEM, and aftermarket opportunities. MPD opportunities are for desalination projects exceeding 50,000 cubic meters per day. OEM opportunities include sales of PX devices, turbochargers, and pumps for plants typically designed to produce less than 50,000 cubic meters per day. Aftermarket opportunities include new and replacement parts and products, as well as technical support, training, product installation, and plant commissioning.

Our oil & gas group targets IOCs, NOCs, E&Ps, OFSs, or EPCs on behalf of oil producers, and chemical producers who have applications for our solutions and services.

Many of the large EPC firms that specialize in large projects are located in the Mediterranean region. Our sales branch in Dubai, United Arab Emirates serves the Middle East, where many desalination plants and key EPC firms are located. We have a sales force in Spain focused on the Spain and European markets. We also have a sales office in Shanghai, China to address this emerging market for our energy recovery solutions. In the U.S., our sales office along with our corporate headquarters is located in San Leandro, California. In February 2016, we hired an oil & gas sales manager in Dublin, Ireland with responsibilities for Europe, the Middle East, and Africa. As opportunities and diversification dictate, particularly in oil & gas, we will look to expand our geographical presence.

A significant portion of our revenue is from outside of the United States. Sales in the United States represented 7%, 4%, and 13% of our product revenue for the fiscal years 2015, 2014, and 2013, respectively. Additional segment and geographical information regarding our product revenue is included in Note 13 to the Consolidated Financial Statements in this Form 10-K.

Manufacturing

Our primary manufacturing facility is in San Leandro, California, where our energy recovery devices are produced, assembled, and tested. We produce the majority of our ceramic components for our water desalination PX solutions in our ceramics manufacturing facility in San Leandro. We complete machining and assemble of all ceramic components for our PX devices and many components of our turbochargers and pumps to protect the proprietary nature of our manufacturing methods and product designs and to maintain premium quality standards. In October 2015, we hired a supply chain manager in Dublin, Ireland responsible for commercializing the VorTeq and expanding our manufacturing activities in Europe.

Research and Development

Design, quality, and innovation are key facets of our corporate culture. Our development efforts are focused on enhancing our existing energy recovery devices and pumps for the desalination market and advancing our know-how in fluid dynamics for use in other markets such as oil & gas and chemical processing. In the last several years our engineering work has led to the development of new solutions for applications both within the water desalination market as well as other fluid flow applications such as oil & gas and chemical processing.

In July 2015, with the sale of our oil & gas intellectual property (“IP”) to ERI Energy Recovery Holdings Ireland Limited, Dublin, Ireland has become key to our VorTeq commercialization efforts.

We continue to make significant investments in oil & gas technologies and solutions to diversify our business and expand addressable markets. Most of these investments are expensed as incurred in research and development expense. Those that have reached commercial feasibility are ultimately recorded in cost of revenue when leased, sold, or evaluated for net realizable value and therefore impact gross profit. Research and development expense totaled $7.7 million, $9.7 million, and $4.4 million in 2015, 2014, and 2013, respectively. Research and development costs may increase in the future as we continue to advance our existing technology and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination.

Seasonality

In the water desalination sector, we often experience substantial fluctuations in product revenue from quarter to quarter and from year to year due to the fact that a single order for our energy recovery devices by a large EPC firm for a particular plant may represent significant revenue. In addition, historically our EPC customers tend to order a significant amount of equipment for delivery in the fourth quarter, and as a consequence, a significant portion of our annual sales typically occurs during the fourth quarter.

We do not currently have enough history to determine revenue patterns within the oil & gas sector.

Intellectual Property

We seek patent protection for new technologies, inventions, and improvements that are likely to be incorporated into our solutions. We rely on patents, trade secret laws, and contractual safeguards to protect the proprietary tooling, processing techniques, and other know-how used in the production of our solutions. We have a robust intellectual property portfolio consisting of (i) U.S. and internationally issued patents and (ii) a number of U.S. and International pending patent applications.

We have registered the following trademarks with the United States Patent and Trademark office: “ERI,” “PX,” “PX Pressure Exchanger,” “Pressure Exchanger,” the Energy Recovery logo, “ERI Energy Recovery, Inc.”, “Making Desalination Affordable”, “AT”, “VorTeq”, “IsoBoost”, and “IsoGen”. We have also applied for and received registrations in international trademark offices.

In July 2015, the U.S. parent company transferred the oil & gas IP via platform license agreements to ERI Energy Recovery Holdings Ireland Limited.

Employees

As of December 31, 2015, we had 114 employees: 42 in manufacturing; 27 in corporate services and management; 28 in sales, service, and marketing; and 17 in engineering and research and development. Thirteen (13) of these employees were located outside of the United States. We also engage a relatively small number of independent contractors, primarily as sales agents worldwide. We have not experienced any work stoppages, and our employees are not unionized.

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

We currently derive the majority of our revenue from sales of products and services used in desalination plants for municipalities, hotels, mobile containerized desalination solutions, resorts, and agricultural operations in dry or drought-ridden regions of the world. The demand for our products may decrease if the construction of desalination plants declines for political, economic, or other factors, especially in these regions. Other factors that could affect the number and capacity of desalination plants built or the timing of their completion include the availability of required engineering and design resources; a weak global economy; shortage in the supply of credit and other forms of financing; changes in government regulation, permitting requirements, or priorities; and reduced capital spending for desalination. Each of these factors could result in reduced or uneven demand for our products. Pronounced variability or delays in the construction of desalination plants or reductions in spending for desalination could negatively impact our sales and revenue and make it difficult for us to accurately forecast our future sales and revenue, which could lead to increased inventory and use of working capital.

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

●	Global oil price deflation may result in the delay or cancellation of projects by oil & gas customers thus negatively affecting the rate of our market penetration and consequently revenue.

The continued deflationary oil environment may delay and even stall adoption and deployment of our products including but not limited to the VorTeq® as licensed by Schlumberger. Additionally, there is a historical correlation between a strong U.S. dollar and declining oil prices. Emerging market economies, those dependent on commodity exports, and especially those for whom oil exports make up a significant percent of total exports, may be unable to retrofit or expand their oil exploration, production, and gas processing infrastructure thus negatively impacting our addressable market and future revenue. Additionally, oil price deflation may lead to widespread bankruptcies and defaults by exploration, production, and processing customers which may further negatively affect our addressable markets and financial performance.

●	Part of our inventory may become excess or obsolete, which would increase our cost of revenues.

Inventory of raw materials, parts, components, work in-process, or finished products may accumulate, and we may encounter losses due to a variety of factors, including:

•	technological change in the desalination and oil & gas industries that result in product changes;

•	long delays in shipment of our products or order cancellations;

•

our need to order raw materials that have long lead times and our inability to estimate exact amounts and types of items thus needed, especially with regard to the configuration of our high-efficiency pumps; and

•	cost reduction initiatives resulting in component changes within the products.

In addition, we may from time to time purchase more inventory than is immediately required in order to shorten our delivery time in case of an increase in demand for our products. If we are unable to forecast demand for our products with a reasonable degree of certainty and our actual orders from our customers are lower than these forecasts, we may accumulate excess inventory that we may be required to write off, and our business, financial condition, and results of operations could be adversely affected.

●	Our operating results may fluctuate significantly, making our future operating results difficult to predict and causing our operating results to fall below expectations or guidance.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. Since a single order for our energy recovery devices may represent substantial revenue, we have experienced significant fluctuations in revenue from quarter to quarter and year to year, and we expect such fluctuations to continue. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results are not necessarily an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock would likely decline.

In 2015 and in past years, customer buying patterns led to a significant portion of our sales occurring in the fourth quarter. This presents the risk that delays, cancellations, or other adverse events in the fourth quarter could have a substantial negative impact on annual results. Our results have fluctuated due to adverse timing of larger orders during the year, the effects of a global decline in new desalination plant construction stemming from global economic and financial pressures, and competition. Since it is difficult for us to anticipate our future results, our stock price may be adversely affected by the risks discussed in this paragraph.

●	If we are unable to collect unbilled receivables, which are caused in part by holdback provisions, our operating results could be adversely affected.

Our contracts with large engineering, procurement, and construction firms generally contain holdback provisions that typically delay final installment payments by up to 30 months, after the product has been shipped and revenue has been recognized. Typically, between 5% and 15%, of the revenue we recognize pursuant to our customer contracts is subject to such holdback provisions and is accounted for as unbilled receivables. Such holdbacks can result in relatively high unbilled receivables. If we are unable to collect these performance holdbacks then our results of operations would be adversely affected.

●	Our future success depends on our ability to diversify into new markets outside of reverse osmosis water desalination while continuing to market, enhance, and scale existing desalination products.

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

●	Our diversification into new fluid flow markets such as oil & gas may not materialize according to our expectations.

We have made a substantial investment in research, development, and sales to execute on our diversification strategy into fluid flow markets such as oil & gas and chemical processing. While we see diversification as core to our growth strategy, there is no guarantee that we will be successful in our efforts. Our model for growth is based on our ability to initiate and embrace disruptive technology trends, to enter new markets, both in terms of geographies and product areas, and to drive broad adoption of the products and services that we develop and market. While we believe that our products will, for example, enable gas processing plant operators to operate at a high level of energy efficiency with minimal downtime, we may be subject to claims if customers of these offerings experience significant downtimes or failures for which our warranty reserves may be inadequate given the lack of historical failure rates associated with new product introductions. We also could be subject to damage claims based on our products against which we may not be able to properly insure. In addition, profitability, if any, in new industrial verticals may be lower than in our desalination market, and we may not be sufficiently successful in our diversification efforts to recoup investments. If any of these were to occur, it could damage our reputation, limit our growth, and negatively affect our operating results.

●

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.

Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our energy recovery products. This education process can be time-consuming and typically involves a significant product evaluation process which is especially so when dealing with product introduction into new fluid flow industrial verticals. In desalination, the sales cycle for our OEM customers, which are involved with smaller desalination plants, averages one to twelve months. The sales cycle for our international engineering, procurement, and construction firm customers, which are involved with larger desalination plants, ranges from 16 to 36 months. In the oil & gas and chemical processing segments our experience indicates that sales efforts are prolonged due in part to customers’ reluctance to accept new technology, procurement processes, and budgetary constraints. These long sales cycles make quarter-by-quarter revenue predictions difficult and results in our expending significant resources well in advance of orders for our products.

●	We depend on a limited number of suppliers for some of our components. If our suppliers are not able to meet our demand and/or requirements, our business could be harmed.

We rely on a limited number of suppliers for vessel housings, stainless steel ports, alumina powder, and tungsten carbide for our portfolio of PX devices and stainless steel castings and components for our turbochargers and pumps. Our reliance on a limited number of manufacturers for these supplies involves a number of risks, including reduced control over delivery schedules, quality assurance, manufacturing yields, production costs, and lack of guaranteed production capacity or product supply. We do not have long-term supply agreements with these suppliers but secure these supplies on a purchase order basis. Our suppliers have no obligation to supply products to us for any specific period, in any specific quantity, or at any specific price, except as set forth in a particular purchase order. Our requirements may represent a small portion of the total production capacities of these suppliers, and our suppliers may reallocate capacity to other customers, even during periods of high demand for our products. We have in the past experienced, and may in the future experience, product quality issues and delivery delays with our suppliers due to factors such as high industry demand or the inability of our vendors to consistently meet our quality or delivery requirements. If our suppliers were to cancel or materially change their commitments to us or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which could harm our business, operating results, and financial condition. We may qualify additional suppliers in the future, which would require time and resources. If we do not qualify additional suppliers, we may be exposed to increased risk of capacity shortages due to our dependence on current suppliers.

●

We are subject to risks related to product defects, which could lead to warranty claims in excess of our warranty provision or result in a significant or a large number of warranty or other claims in any given year.

We provide a warranty for certain products for a period of 18 to 30 months and provide up to a five-year warranty for the ceramic components of our PX-branded products. We test our products in our manufacturing facilities through a variety of means; however, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market. The testing may not replicate the harsh, corrosive, and varied conditions of the desalination and other plants in which they are installed. It is also possible that components purchased from our suppliers could break down under those conditions. Certain components of our turbochargers and pumps are custom-made and may not scale or perform as required in production environments. Accordingly, there is a risk that we may have significant warranty claims or breach supply agreements due to product defects. We may incur additional cost of revenue if our warranty provisions are not sufficient to cover the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, they could adversely affect our business, financial condition, and results of operations.

●

If we are unable to protect our technology or enforce our intellectual property rights, our competitive position could be harmed, and we could be required to incur significant expenses to enforce our rights.

Our competitive position depends on our ability to establish and maintain proprietary rights in our technology and to protect our technology from copying by others. We rely on trade secret, patent, copyright, and trademark laws, as well as confidentiality agreements with employees and third parties, all of which may offer only limited protection. We hold a number of U.S. and counterpart international patents, and when their terms expire, we could become more vulnerable to increased competition. The protection of our intellectual property in some countries may be limited. While we have expanded our portfolio of patent applications, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented, or invalidated. Moreover, while we believe our issued patents and patent pending applications are essential to the protection of our technology, the rights granted under any of our issued patents or patents that may be issued in the future may not provide us with proprietary protection or competitive advantages, and as with any technology, competitors may be able to develop similar or superior technologies now or in the future. In addition, our granted patents may not prevent misappropriation of our technology, particularly in foreign countries where intellectual property laws may not protect our proprietary rights as fully as those in the United States. This may render our patents impaired or useless and ultimately expose us to currently unanticipated competition. Protecting against the unauthorized use of our products, trademarks, and other proprietary rights is expensive, difficult, and in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Intellectual property litigation could result in substantial costs and diversion of management resources, either of which could harm our business.

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

In addition to intellectual property litigation risks discussed above, we are presently involved, and may become involved in the future, in various commercial and other disputes as well as related claims and legal proceedings that arise from time to time in the course of our business. We believe that we have substantial defenses in the matters currently pending; however, the process of settling or litigating claims is subject to uncertainties, and our views of these matters may change in the future. On January 20, 2015, we were named, among other defendants, in a purported class action on behalf of Energy Recovery stockholders, alleging securities act violations. In addition, we are party to other litigation including one with our former Chief Sales Officer alleging, among other things, wrongful termination. These and any future lawsuits to which we may become a party will likely be expensive and time consuming to investigate, defend and resolve, and will divert our management’s attention. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could have an adverse effect our business, financial condition, or results of operations.

●

Our business entails significant costs that are fixed or difficult to reduce in the short term while demand for our products is variable and subject to downturns, which may adversely affect our operating results.

Our business requires investments in facilities, equipment, research and development, and training that are either fixed or difficult to reduce or scale in the short term. At the same time, the market for our products is variable and has experienced downturns due to factors such as economic recessions, increased precipitation, uncertain global financial markets, and political changes, many of which are outside of our control. During periods of reduced product demand, we may experience higher relative costs and excess manufacturing capacity, resulting in high overhead and lower gross profit margins while causing cash flow and profitability to decline. Similarly, although we believe that our existing manufacturing facilities are capable of meeting current demand and demand for the foreseeable future, the continued success of our business depends on our ability to expand our manufacturing, research and development, and testing facilities to meet market needs. If we are unable to respond timely to an increase in demand, our revenue, gross profit margin, cash flow, and net income may be adversely affected.

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

●	Our past acquisition or future acquisitions could disrupt our business, impact our margins, cause dilution to our stockholders, or harm our financial condition and operating results.

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

Our directors, executive officers, and other principal stockholders beneficially own, in the aggregate, a substantial amount of our outstanding common stock. These stockholders could likely have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions such as a merger or other sale of our company or its assets.

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

●	Regulations related to conflict minerals could adversely impact our business.

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

●	We may not meet the key performance indicators necessary to meet the two milestones in the Schlumberger license agreement.

The Schlumberger license agreement calls for certain milestone key performance indicators that if met will result in payments to the Company of $25 million for each of two milestones. Achievement of these milestones is uncertain, and while we believe we can meet the milestones, if we are unable to do so, the milestone payments will be delayed until such time as the milestones are met or not earned and received at all. Failure to meet said milestones may also jeopardize commercialization and the rate of adoption of our VorTeq hydraulic fracturing system.

●	We may have risks associated with our new international tax optimization structure.

In 2015, the Company implemented a new international tax optimization structure. Subsidiaries were established in Ireland and the U.S. parent company transferred the oil & gas intellectual property via platform licenses to ERI Energy Recovery Holdings Ireland Limited. The Company has undertaken extensive due diligence, implemented and continues to implement manufacturing, R&D, and sales operations to create Irish substance, and has conferred with tax experts to ensure that uncertain tax positions are unlikely. It is possible that the new international tax structure could be examined by the Internal Revenue Service in the US and or the Tax Authorities in Ireland, and it is possible that such an examination could result in an unfavorable impact on the Company

Item 1B — Unresolved Staff Commentsz

None

Item 2 — Properties

We lease approximately 170,000 square feet of space in San Leandro, California for product manufacturing, research and development, and executive headquarters under a lease that expires in November of 2019. We believe that this facility will be adequate for our purposes for the foreseeable future. Additionally, we lease offices in Dubai, United Arab Emirates; Shanghai, Peoples Republic of China; and Dublin, Ireland.

Item 3 — Legal Proceedings

See Note 9 — Commitments and Contingencies to the Consolidated Financial Statements in Item 8 of this report, under the heading “Litigation,” which is incorporated by reference into this Item 3, for a description of the lawsuits pending against us.

Item 4 — Mine Safety Disclosures

Not applicable.

PART II

Item 5 — Market for Registrant’s Common Stock Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “ERII”.

The following table sets forth the high and low intra-day sales prices of our common stock for the periods indicated.

	2015		2014
	High	Low	High	Low
First Quarter	$5.37	$2.49	$6.98	$3.82
Second Quarter	$3.71	$2.28	$6.18	$4.10
Third Quarter	$3.07	$2.07	$5.15	$3.54
Fourth Quarter	$9.50	$2.09	$5.42	$3.30

Stockholders

As of February 29, 2016, there were approximately 36 stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

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

Stock Repurchase Program

In January 2016, our Board of Directors authorized a stock repurchase program under which shares, not to exceed $6.0 million in aggregate cost, of our outstanding common stock may be repurchased through June 30, 2016 at the discretion of management. As of February 29, 2016, 673,700 shares at an aggregate cost of $4.1 million had been repurchased under this authorization.

A stock repurchase program was not in place during the year ended December 31, 2015, therefore no shares were repurchased during 2015.

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

Sales of Unregistered Securities

During the year ended December 31, 2015, warrants to purchase 200,000 shares of common stock were exercised for cash at a price of $1.00 per share. The proceeds received from this exercise totaled $200,000.

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

Stock Performance Graph

The following graph shows the cumulative total stockholder return of an investment of $100 on December 31, 2010 in (i) our common stock, (ii) common stock of a selected group of peer issuers (“Peer Group”), and (iii) the NASDAQ Composite Index. Cumulative total return assumes the reinvestment of dividends, although dividends have never been declared on our stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The NASDAQ Composite Index tracks the aggregate price performance of equity securities traded on the NASDAQ. The Peer Group tracks the weighted average price performance of equity securities of seven companies in our industry: Consolidated Water Co. Ltd.; Flowserve Corp.; Hyflux Ltd., Kurita Water Industries Ltd.; Pentair PLC; Tetra Tech, Inc.; and The Gorman-Rupp Company. The return of each component issuer of the Peer Group is weighted according to the respective issuer’s stock market capitalization at the end of each period for which a return is indicated. Our stock price performance shown in the graph below is not indicative of future stock price performance.

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN *

Among Energy Recovery Inc., The NASDAQ Composite Index,

And A Peer Group

* Graph represents the value of $100 invested on December 31, 2010 in stock or index, including reinvestment of dividends as of the fiscal year ending December 31.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Energy Recovery, Inc.	100.00	70.49	92.90	151.64	143.99	193.17
NASDAQ Composite Index	100.00	100.53	116.92	166.19	188.78	199.95
Peer Group	100.00	84.16	108.67	159.19	135.25	106.68

Item 6 — Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in this Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Product revenue	$43,671	$30,426	$43,045	$42,632	$28,047
Product cost of revenue	19,111	13,713	17,323	22,419	20,248
Product gross profit	24,560	16,713	25,722	20,213	7,799

License and development revenue	1,042	—	—	—	—

Operating expenses:
General and administrative	19,773	14,139	15,192	15,146	16,745
Sales and marketing	9,326	10,525	7,952	7,290	7,997
Research and development	7,659	9,690	4,361	4,774	3,526
Amortization of intangible assets	635	842	921	1,042	1,360
Restructuring charges	—	—	184	369	3,294
Impairment of intangibles	—	—	—	1,020	—
Loss on fair value remeasurement	—	—	—	—	171
Proceeds from litigation settlement	—	—	—	(775)	—
Total operating expenses	37,393	35,196	28,610	28,866	33,093
Loss from operations	(11,791)	(18,483)	(2,888)	(8,653)	(25,294)
Other income (expense):
Interest expense	(42)	—	—	(6)	(34)
Other non-operating (expense) income, net	(139)	69	109	143	184
Loss before income taxes	(11,972)	(18,414)	(2,779)	(8,516)	(25,144)
(Benefit from) provision for income taxes	(334)	291	327	(262)	1,299
Net loss	$(11,638)	$(18,705)	$(3,106)	$(8,254)	$(26,443)

Loss per share – basic and diluted	$(0.22)	$(0.36)	$(0.06)	$(0.16)	$(0.50)
Number of shares used in per share calculation:
Basic and diluted	52,151	51,675	51,066	51,452	52,612

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheets Data:
Cash and cash equivalents	$99,931	$15,501	$14,371	$16,642	$18,507
Short-term investments	257	13,072	5,856	9,497	11,706
Long-term investments	—	267	13,694	4,773	11,198
Total assets	151,799	85,941	101,935	104,554	110,713
Long-term liabilities	72,116	4,501	4,338	4,317	3,880
Total liabilities	88,140	16,023	15,020	17,173	13,759
Total stockholders’ equity	63,659	69,918	86,915	87,381	96,954

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

Overview

We are an energy solutions provider to industrial fluid flow markets worldwide. We make industrial processes more operating and capital expenditure efficient. Our solutions convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our core competencies are fluid dynamics and advanced material science. Our company was founded in 1992, and we introduced the initial version of our Pressure Exchanger® energy recovery device in early 1997 for seawater reverse osmosis desalination. In December 2009, we acquired Pump Engineering, LLC, which manufactured centrifugal energy recovery devices, known as turbochargers, as well as high-pressure pumps. In 2012, we introduced the IsoBoost and IsoGen products for use in the oil & gas industry. In 2015, we conducted field trials for the VorTeq hydraulic pumping solution also for use in the oil & gas industry for oil field hydraulic fracturing operations and entered into a fifteen year license agreement with Schlumberger Technology Corporation.

In January 2015, Mr. Thomas S. Rooney, Jr., resigned as President and Chief Executive Officer of the Company and also as a member of the Board of Directors.

On April 24, 2015, the Board of Directors appointed Mr. Joel Gay, then Chief Financial Officer, as President and Chief Executive Officer and as a member of the Board of Directors.

In June 2015, the Board of Directors appointed Mr. Chris Gannon as Chief Financial Officer.

With the appointments of a new Chief Executive Officer and Chief Financial Officer, new internal reporting was developed for making operating decisions and assessing financial performance. Beginning with the third quarter of 2015, a new internal organizational and reporting structure was implemented and we began reporting segment information on a basis reflecting the new structure. There were no adjustments to prior period amounts, however amounts have been reclassified to reflect this new internal reporting structure for comparative purposes.

Our reportable operating segments consist of the Water Segment and the Oil & Gas Segment. These segments are based on the industries in which the solutions are sold, the type of energy recovery device sold, and the related solution and service.

Water Segment

The Water Segment consists of revenue associated with solutions sold for use in reverse osmosis water desalination, as well as the related identifiable expenses. Our revenue is principally derived from the sale of energy recovery devices, however, we also derive revenue from the sale of our high-pressure and circulation pumps, which we manufacture and sell in connection with our energy recovery devices for use in desalination plants. Additionally, we receive revenue from the sale of spare parts and services, including start-up and commissioning services that we provide for our customers.

With respect to revenue from our energy recovery devices in our Water Segment, a significant portion of our product revenue typically has been generated by sales to a limited number of large engineering, procurement, and construction, or EPC, firms, which are involved with the design and construction of larger desalination plants. Sales to these firms often involve a long sales cycle, which can range from sixteen (16) months to thirty-six (36) months. A single large desalination project can generate an order for numerous energy recovery devices and generally represents an opportunity for significant revenue. We also sell our devices to many small- to medium-sized original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer energy recovery devices per plant, and have shorter sales cycles.

We often experience substantial fluctuations in our Water Segment in product revenue from quarter to quarter and from year to year due to the fact that a single order for our energy recovery devices by a large EPC firm for a particular plant may represent significant revenue. In addition, historically our EPC customers tend to order a significant amount of equipment for delivery in the fourth quarter, and as a consequence, a significant portion of our annual sales typically occurs during that quarter. The historical pattern of significant sales occurring in the fourth quarter was reflected in that period in 2015, 2014, and 2013. Normal seasonality trends also generally lead to our lowest revenue being in the first quarter of the year.

A limited number of our customers account for a substantial portion of our product revenue and accounts receivable in the Water Segment. Revenue from customers representing 10% or more of product revenue varies from period to period. For the years ended December 31, 2015, 2014, and 2013, one customer per year accounted for approximately 14%, 14%, and 15%, respectively, of our product revenue. See Note 14 — “Concentrations” in the Notes to the Consolidated Financial Statements for further details on customer concentration.

At December 31, 2015, two customers accounted for 26% and 18%, respectively, of our accounts receivable and unbilled receivable balance. At December 31, 2014, two customers accounted for 32% and 11% of our accounts receivable and unbilled receivable balance. See Note 14 — “Concentrations” in the Notes to the Consolidated Financial Statements for further details on customer concentration.

During the years ended December 31, 2015, 2014, and 2013, most of our product revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our revenue for the foreseeable future.

Oil & Gas Segment

The Oil & Gas Segment consists of revenue associated with solutions sold for use in hydraulic fracturing, gas processing, and chemical processing, as well as the related identifiable expenses. In the past several years, we have invested significant research and development costs to expand our business into pressurized fluid flow industries within the oil & gas industry. In 2014, we announced a new product for the hydraulic fracturing industry, the VorTeq hydraulic fracturing system. Field trials were initiated for the VorTeq in the second quarter of 2015 and successfully completed in December 2015.

In October 2015, through our subsidiary ERI Energy Recovery Ireland Ltd., we entered into a License Agreement with Schlumberger Technology Corporation (“Schlumberger”), a subsidiary of Schlumberger Limited. The agreement has a term of fifteen (15) years for the exclusive, worldwide right to use our VorTeq technology for hydraulic fracturing onshore operations. The agreement includes $125 million in payments paid in stages: a $75 million upfront, exclusive license payment, amortized over the 15 year license term; two separate $25 million payments upon achieving two milestones, to be recognized when achieved; and recurring royalty payments after the product is commercialized throughout the term of the Agreement.

The revenue related to the exclusive license payment will be recognized pro-ratably over the fifteen year agreement. Revenue from each milestone payment will be recognized when the milestone is reached. Revenue from the recurring royalty payments will be recognized when earned throughout the term of the agreement.

For the year ended December 31, 2015, we recognized revenue for the straight line, fifteen year amortization of the upfront fees related to our license agreement with Schlumberger, revenue from commissioning services, and fees from the cancellation of a sales order. For the year ended December 31, 2014, we recognized rental income from the operating lease and subsequent lease buy-out of an IsoGen system. For the year ended December 31, 2013, no revenue related to the Oil & Gas segment was recognized.

For the years ended December 31, 2015 and 2014, one customer per year accounted for substantially all of the Oil & Gas revenue recognized. No revenue related to the Oil & Gas segment was recognized in 2013. See Note 14 — “Concentrations” in the Notes to the Consolidated Financial Statements for further details on customer concentration.

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

Product revenue recognition

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

The specified product performance criteria for our PX device pertain to the ability of our product to meet its published performance specifications and warranty provisions, which our products have demonstrated on a consistent basis. This factor, combined with historical performance metrics, provides our management with a reasonable basis to conclude that its PX device will perform satisfactorily upon commissioning of the plant. To ensure this successful product performance, we provide service consisting principally of supervision of customer personnel and training to the customers during the commissioning of the plant. The installation of the PX device is relatively simple, requires no customization, and is performed by the customer under the supervision of our personnel. We defer the value of the service and training component of the contract and recognize such revenue as services are rendered. Based on these factors, our management has concluded that, for sale of PX devices, as well as for turbochargers and pumps, delivery and performance have been completed upon shipment or delivery when title transfers based on the shipping terms.

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

For large projects, stand-alone contracts are utilized. For these contracts, consistent with industry practice, our customers typically require their suppliers, including Energy Recovery, to accept contractual holdback provisions (also referred to as a retention payment) whereby the final amounts due under the sales contract are remitted over extended periods of time or alternatively, stand-by letters of credit are issued to guarantee performance. These retention payments typically range between 5% and 15%, of the total contract amount and are due and payable when the customer is satisfied that certain specified product performance criteria have been met upon commissioning of the desalination plant, which may be up to 24 months from the date of product delivery as described further below.

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

•

a final retention payment of usually 5% to 15% of the contract amount is due either at the completion of plant commissioning or upon the issuance of a stand-by letter of credit, which is typically issued up to 24 months from the delivery date of products and documentation. This payment is recorded to unbilled receivables upon shipment when the product revenue is recognized, and it is invoiced to the customer when it is determined that commissioning is complete or the stand-by letter of credit has been issued. This payment is not contingent upon the delivery of commissioning services. The Company had no performance obligation to complete to be legally entitled to this payment. It is invoiced based on the passage of time.

We do not provide our customers with a right of product return; however, we will accept returns of products that are deemed to be damaged or defective when delivered that are covered by the terms and conditions of the product warranty. Product returns have not been significant.

Shipping and handling charges billed to customers are included in product revenue. The cost of shipping to customers is included in cost of revenue.

License and development revenue recognition

License revenue is comprised of fees received in connection the Schlumberger License Agreement. See Note 16 – Schlumberger License Agreement. The agreement comprises a 15 year exclusive license for the our VorTeq technology, development services to commercialize the technology, support services, and, in the event commercialization is successful, supply and servicing of certain components of the VorTeq and development services related to integration of the commercialized technology with future Schlumberger equipment. Various types of payments to the Company are provided in the agreement, including an upfront exclusive license fee, developmental milestones, and payments for supply and servicing of components subsequent to commercialization. All payments are non-refundable.

We recognize license revenue in accordance with ASC 605 “Revenue Recognition”, subtopic ASC 605-25 “ Revenue with Multiple Element Arrangements ” and subtopic ASC 605-28 “ Revenue Recognition-Milestone Method ”, which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively.

For multiple-element arrangements, each deliverable is accounted for as a separate unit of accounting if both the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Contingent deliverables within multiple element arrangements are excluded from the evaluation of the units of accounting. Non-refundable, upfront license fees where we have continuing obligation to perform are recognized over the period of the continuing performance obligation. The Schlumberger License Agreement was determined to include a single unit of accounting comprising the license, research and development, and support services. The initial upfront fee of $75 million will be recognized on a straight-line basis over the fifteen year term of the arrangement based on the performance period of the last or final deliverables, which include the license and support.

We recognize revenue from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) it does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met, the milestone payment: (a) is commensurate with either the Company’s performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company’s performance subsequent to the inception of the arrangement to achieve the milestone; (b) relates solely to past performance; and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. The Schlumberger License Agreement includes two substantive milestones of $25 million each due on achieving specified development milestones. No revenues associated with achievement of the milestones have been recognized to date.

Research and Development Expense

Research and development expenses consist of costs incurred for internal projects and research and development activities performed for technology licensed to third parties. These costs include our direct and research-related overhead expenses, which include salaries and other personnel-related expenses (including stock-based compensation), occupancy-related costs, depreciation of facilities, as well as external costs, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred.

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

Warranty Costs

We sell products with a limited warranty for a period ranging from eighteen (18) months to five (5) years. We accrue for warranty costs based on estimated product failure rates, historical activity, and expectations of future costs. Periodically, we evaluate and adjust the warranty costs to the extent that actual warranty costs vary from the original estimates.

Stock-based Compensation

We measure and recognize stock-based compensation expense based on the fair value measurement for all stock-based awards made to our employees and directors — including restricted stock units (“RSUs”), restricted shares (“RS”), and employee stock options — over the requisite service period (typically the vesting period of the awards). The fair value of RSUs and RS is based on our stock price on the date of grant. At December 31, 2015, there were no outstanding RSUs or RS. The fair value of stock options is calculated on the date of grant using the Black-Scholes option pricing model, which requires a number of complex assumptions including expected life, expected volatility, risk-free interest rate, and dividend yield. The estimation of awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised. See Note 12 — “Stock-based Compensation” for further discussion of stock-based compensation.

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

Goodwill is not amortized, but is evaluated annually for impairment at the reporting unit level or when indicators of a potential impairment are present. We estimate the fair value of the reporting unit using the discounted cash flow and market approaches. Forecast of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment, and general economic conditions.

As of December 31, 2015 and 2014, acquired intangibles, including goodwill, relate to the acquisition of Pump Engineering, LLC during the fourth quarter of 2009. See Note 6 — “Goodwill and Intangible Assets” for further discussion of intangible assets.

Property and Equipment

Property and equipment is recorded at cost and reduced by accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are three to ten years. Certain equipment used in the development and manufacturing of ceramic components is depreciated over estimated useful lives of up to ten years. Leasehold improvements represent remodeling and retrofitting costs for leased office and manufacturing space and are depreciated over the shorter of either the estimated useful lives or the term of the lease. Software purchased for internal use consists primarily of amounts paid for perpetual licenses to third-party software providers and installation costs. Software is depreciated over the estimated useful lives of three (3) to five (5) years. Estimated useful lives are periodically reviewed, and when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. Maintenance and repairs are charged directly to expense as incurred.

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

Deferred income taxes are provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining whether and to what extent any valuation allowance is needed on our deferred tax assets. In making such a determination, we consider all available positive and negative evidence including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. As of December 31, 2015, we have a valuation allowance of approximately $21.4 million to reduce our deferred income tax assets to the amount expected to be realized. See Note 10 — “Income Taxes” for further discussion of the tax valuation allowance.

Our operations are subject to income and transaction taxes in the U.S. and in foreign jurisdictions. Significant estimates and judgments are required in determining our worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

Results of Operations

2015 Compared to 2014

The following table sets forth certain data from our operating results as a percentage of revenue for the years indicated:

	For the Year Ended December 31,
	2015		2014		Change Increase (Decrease)
Results of Operations: **
Product revenue	$43,671	100%	$30,426	100%	$13,245	44%
Product cost of revenue	19,111	44%	13,713	45%	5,398	39%
Product gross profit	24,560	56%	16,713	55%	7,847	47%

License and development revenue	1,042	2%	—	*	1,042	*

Operating expenses:
General and administrative	19,773	45%	14,139	46%	5,634	40%
Sales and marketing	9,326	21%	10,525	35%	(1,199)	(11%)
Research and development	7,659	18%	9,690	32%	(2,031)	(21%)
Amortization of intangible assets	635	1%	842	3%	(207)	(25%)
Total operating expenses	37,393	86%	35,196	116%	2,197	6%
Loss from operations	(11,791)	(27%)	(18,483)	(61%)	6,692	36%
Other income (expense):
Interest expense	(42)	*	—	*	(42)	*
Other non-operating income (expense), net	(139)	*	69	*	(208)	(301%)
Net loss before income tax	(11,972)	(27%)	(18,414)	(61%)	6,442	35%
Provision for (benefit from) income tax expense	(334)	(1%)	291	1%	(625)	(215%)
Net loss	$(11,638)	(27%)	$(18,705)	(61%)	$7,067	38%

*	Not meaningful or less than 1%
**	Percentages may not add up to 100% due to rounding

Product revenue

	For the Year Ended December 31,
Segment	2015	2014	$ Change	% Change
Water	$43,530	$29,643	$13,887	47%
Oil & Gas	141	783	(642)	(82% )
Product revenue	$43,671	$30,426	$13,245	44%

Our product revenue increased by $13.2 million, or 44%, to $43.7 million for the year ended December 31, 2015 from $30.4 million for the year ended December 31, 2014. The increase in revenue was primarily due to significantly higher mega-project (MPD) shipments in the current year compared to the previous year as well as higher OEM and aftermarket shipments. Of the $13.2 million increase in revenue, $9.8 million related to Water MPD sales, $2.8 million related to Water OEM sales, $1.2 million related to Water aftermarket sales. Water revenue was offset by a decrease in Oil & Gas revenue of $0.6 million related to the lease buy-out of an IsoGen system in 2014 and the commissioning of that system in early 2015.

License and development revenue

The increase in License and development revenue was due to the recognition in 2015 of $1.0 million in revenue associated with the exclusivity agreement with Schlumberger. The $1.0 million is representative of the straight-line basis of revenue recognition over the fifteen years term of the agreement.

The following table reflects revenue by product category and as a percentage of total product revenue (in thousands, except percentages):

	Years Ended December 31,
	2015		2014
PX devices and related products	$32,031	73%	$20,897	69%
Turbochargers and pumps and related products	11,499	26%	8,745	28%
Oil & gas product operating lease	141	1%	784	3%
Total product revenue	$43,671	100%	$30,426	100%

Product revenue attributable to domestic and international sales and as a percentage of product revenue was as follows:

	Years Ended December 31,
	2015		2014
Domestic revenue	$2,861	7%	$1,273	4%
International revenue	40,810	93%	29,153	96%
Total product revenue	$43,671	100%	$30,426	100%

Product Gross profit

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product gross profit	$24,485	$75	$24,560	$15,930	$783	$16,713
Product gross margin	56%	53%	56%	54%	100%	55%

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. For the year ended December 31, 2015, total product gross profit as a percentage of product revenue was 56% compared to 55% for the year ended December 31, 2014.

The increase in product gross profit as a percentage of product revenue in 2015 compared to 2014 was primarily due to higher production volume and a shift in product mix toward PX devices due to increased MPD sales volume. A shift in product mix toward PX devices causes an increase in total gross profit as PX devices have a higher gross profit margin compared to turbochargers and pumps. The increase in product gross profit margin was slightly offset by a decrease in the gross profit margin of the oil & gas segment due to cost associated with the commissioning of an IsoGen in 2015.

Future gross profit is highly dependent on the product and customer mix of our product revenue, overall market demand and competition, and the volume of production in our manufacturing plant that determines our operating leverage. Accordingly, we are not able to predict our future gross profit levels with certainty. We do believe, however, that the levels of gross profit margin are sustainable to the extent that volume persists, our product mix favors PX devices, pricing remains stable, and we continue to realize cost saving through production efficiencies and enhanced yields.

Manufacturing headcount increased to 42 for the year ended December 31, 2015 from 38 for the year ended December 31, 2014.

Stock-based compensation expense included in cost of revenue was $130,000 for the year ended December 31, 2015 and $101,000 for the year ended December 31, 2014.

General and administrative

General and administrative expense increased by $5.7 million, or 40%, to $19.8 million for the year ended December 31, 2015 from $14.1 million for the year ended December 31, 2014. General and administrative expense as a percentage of product revenue decreased to 45% for the year ended December 31, 2015 compared to 46% for the year ended December 31, 2014 primarily due to higher product revenue period over period.

Of the $5.7 million net increase in general and administrative expense, $2.0 million related to increased stock-based compensation expense, including non-recurring expense associated with the resignation of the Chief Executive Officer in January 2015; $1.8 million related to compensation and employee-related benefits, that included non-recurring termination benefits associated with a reduction in force in the first quarter of 2015; $1.1 million related to professional, legal, and other administrative costs, including non-recurring expenses related to the termination of the former Senior Vice-President of Sales in 2014; $0.9 million related to the reversal of VAT in the first quarter of 2014 that was expensed in 2011 and prior years; $0.4 million related to bad debt expense, occupancy costs, and other taxes; and $0.2 million related to the fair value remeasurement of the contingent consideration settled in 2014. Offsetting the increases was a decrease of $0.7 million in other general and administrative miscellaneous costs.

General and administrative headcount decreased to 27 for the year ended December 31, 2015 from 28 for the year ended December 31, 2014.

Stock-based compensation expense included in general and administrative expense was $3.1 million for the year ended December 31, 2015 and $1.2 million for the year ended December 31, 2014. The increase in stock-based compensation is primarily related to the increased value of options granted to non-employee directors in February 2015, the full vesting of restricted shares granted to a non-employee director in December 2014, and non-recurring expenses related to the accelerated vesting and modification of options associated with the resignation of the former Chief Executive Officer in the first quarter of 2015.

Sales and marketing

Sales and marketing expense decreased by $1.2 million, or 11%, to $9.3 million for the year ended December 31, 2015 from $10.5 million for the year ended December 31, 2014. Sales and marketing expense as a percentage of product revenue decreased to 21% for the year ended December 31, 2015 from 35% for the year ended December 31, 2014, primarily due to lower sales and marketing expense and higher product revenue period over period.

Of the $1.2 million net decrease in sales and marketing expense, $1.3 million related to marketing, professional, occupancy, and other sales and marketing costs and $0.7 million related to compensation and employee-related benefits. The decreases were offset by an increase of $0.8 million related to sales commissions and bonuses.

Sales and marketing headcount decreased to 28 for the year ended December 31, 2015 from 36 for the year ended December 31, 2014.

Stock-based compensation expense included in sales and marketing expense was $436,000 for the year ended December 31, 2015 and $487,000 for the year ended December 31, 2014.

Sales and marketing expenditures may increase in the future as we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination.

Research and development

Research and development expense decreased by $2.0 million, or 21%, to $7.7 million for the year ended December 31, 2015 from $9.7 million for the year ended December 31, 2014. Research and development expense as a percentage of product revenue decreased to 18% for the year ended December 31, 2015 from 32% for the year ended December 31, 2014, primarily due to decreased research and development costs and higher product revenue period over period.

Of the $2.0 million decrease in research and development expense, $2.4 million related to direct research and development project costs associated with new product initiatives and $0.3 million related to consulting and professional services. The decreases were offset by an increase of $0.7 million related to compensation, employee-related benefits, and occupancy costs.

Research and development headcount decreased to 17 for the year ended December 31, 2015 from 22 for the year ended December 31, 2014.

Stock-based compensation expense included in research and development expense was $354,000 for the year ended December 31, 2015 and $342,000 for the year ended December 31, 2014.

Research and development expenditures may increase in the future as we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination.

Amortization of intangible assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense decreased by $0.2 million, or 25%, to $0.6 million for the year ended December 31, 2015 from $0.8 million for the year ended December 31, 2014. The decrease was due to the full amortization of all intangibles, except developed technology, in November of 2014.

Non-operating income (expense), net

Non-operating income (expense), net, decreased by $250,000 to expense of $181,000 for the year ended December 31, 2015 from income of $69,000 for the year ended December 31, 2014. The decrease was due to lower interest income of $187,000; higher interest expense of $42,000; unfavorable fair value remeasurement of put foreign currency options of $58,000; and favorable foreign currency exchange of $37,000 compared to the prior period.

Income taxes

The income tax benefit was $0.3 million for the year ended December 31, 2015 compared to a tax provision of $0.3 million for the year ended December 31, 2014. The tax benefit of $0.3 million for the year ended December 31, 2015, consisted of $0.6 million benefit related to the losses in our Ireland subsidiary. The benefit was offset by tax expense of $0.3 million related to the deferred tax effects associated with the amortization of goodwill and other taxes.

The tax provision of $0.3 million for the year ended December 31, 2014, consisted of tax expense of $0.3 million related to the deferred tax effects associated with the amortization of goodwill and state and other taxes. The tax expenses were offset by a tax benefit associated with foreign currency translation adjustments recorded in other comprehensive income.

2014 Compared to 2013

The following table sets forth certain data from our operating results as a percentage of revenue for the years indicated:

	For the Year Ended December 31,
	2014		2013		Change Increase (Decrease)
Results of Operations: **
Product revenue	$30,426	100%	$43,045	100%	$(12,619)	(29%)
Product cost of revenue	13,713	45%	17,323	40%	(3,610)	(21%)
Product gross profit	16,713	55%	25,722	60%	(9,009)	(35%)

Operating expenses:
General and administrative	14,139	46%	15,192	35%	(1,053)	(7%)
Sales and marketing	10,525	35%	7,952	18%	2,573	32%
Research and development	9,690	32%	4,361	10%	5,329	122%
Amortization of intangible assets	842	3%	921	2%	(79)	(9%)
Restructuring charges	—	*	184	*	(184)	(100%)
Total operating expenses	35,196	116%	28,610	66%	6,586	23%
Loss from operations	(18,483)	(61%)	(2,888)	(7%)	(15,595)	(540%)
Other income (expense):
Other non-operating income, net	69	*	109	*	(40)	(37%)
Net loss before income tax	(18,414)	(61%)	(2,779)	(6%)	(15,635)	(563%)
Provision for income tax expense	291	1%	327	1%	(36)	(11%)
Net loss	$(18,705)	(61%)	$(3,106)	(7%)	$(15,599)	(502%)

*	Not meaningful
**	Percentages may not add up to 100% due to rounding

Product revenue

	For the Year Ended December 31,
Segment	2014	2013	$ Change	% Change
Water	$29,643	$43,045	$(13,402)	(31%)
Oil & Gas	783	—	783	100%
Product revenue	$30,426	$43,045	$(12,619)	(29%)

Product revenue decreased by $12.6 million, or 29%, to $30.4 million for the year ended December 31, 2014 from $43.0 million for the year ended December 31, 2013. The decrease in revenue was primarily due to significantly lower mega-project (MPD) shipments in 2014 compared to 2013 as well as lower OEM shipments. Of the $12.6 million decrease in revenue, $13.2 million related to Water MPD sales and $1.9 million related to Water OEM sales. The decreases were offset by $1.7 million of higher Water aftermarket shipments and $0.8 million of revenue attributable to an Oil & Gas operating lease and lease buy-out.

Revenue by product category and as a percentage of product revenue was as follows:

	Years Ended December 31,
	2014		2013
PX devices and related products	$20,897	69%	$34,319	80%
Turbochargers and pumps and related products	8,745	28%	8,726	20%
Oil & gas product operating lease	784	3%	—	—
Total product revenue	$30,426	100%	$43,045	100%

Product revenue attributable to domestic and international sales and as a percentage of product revenue was as follows:

	Years Ended December 31,
	2014		2013
Domestic revenue	$1,273	4%	$5,437	13%
International revenue	29,153	96%	37,608	87%
Total product revenue	$30,426	100%	$43,045	100%

Product gross profit

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product gross profit	$15,930	$783	$16,713	$25,722	$—	$25,722
Product gross margin	54%	100%	55%	60%	0%	60%

For the year ended December 31, 2014, gross profit as a percentage of product revenue was 55% compared to 60% for the year ended December 31, 2013.

The decrease in product gross profit as a percentage of product revenue in 2014 compared to 2013 was primarily due to lower production volume and a shift in product mix toward turbochargers and pumps. The shift in product mix caused a decrease in total gross profit as turbochargers and pumps have a lower gross profit margin compared to PX devices.

Manufacturing headcount decreased to 38 for the year ended December 31, 2014 from 45 for the year ended December 31, 2013.

Stock-based compensation expense included in cost of revenue was $101,000 for the year ended December 31, 2014 and $74,000 for the year ended December 31, 2013.

General and administrative

General and administrative expense decreased by $1.1 million, or 7%, to $14.1 million for the year ended December 31, 2014 from $15.2 million for the year ended December 31, 2013. General and administrative expense as a percentage of product revenue increased to 46% for the year ended December 31, 2014 compared to 35% for the year ended December 31, 2013 primarily due to lower product revenue period over period.

Of the $1.1 million net decrease in general and administrative expense, $1.8 million primarily related to compensation and employee-related benefits associated with the redeployment of personnel to oil & gas development; $0.9 million related to the reversal of VAT expensed in 2011 and prior for which we subsequently sought recovery and a refund was received from the Spanish authorities during 2014; $0.2 million related to the fair value remeasurement of the contingent consideration settled in 2014; and $0.2 million related to bad debt expense, occupancy costs, and other taxes. Offsetting the decreases was an increase of $2.0 million related to professional, legal, and other administrative costs, including that related to the termination of the former Senior Vice-President of Sales.

General and administrative headcount increased to 28 for the year ended December 31, 2014 from 27 for the year ended December 31, 2013.

Stock-based compensation expense included in general and administrative expense was $1.2 million for the year ended December 31, 2014 and $1.5 million for the year ended December 31, 2013.

Sales and marketing

Sales and marketing expense increased by $2.6 million, or 32%, to $10.5 million for the year ended December 31, 2014 from $8.0 million for the year ended December 31, 2013. Sales and marketing expense as a percentage of product revenue increased to 35% for the year ended December 31, 2014 from 18% for the year ended December 31, 2013, primarily due to higher sales and marketing expense and lower product revenue period over period.

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

Sales and marketing headcount increased to 36 for the year ended December 31, 2014 from 26 for the year ended December 31, 2013.

Stock-based compensation expense included in sales and marketing expense was $487,000 for the year ended December 31, 2014 and $424,000 for the year ended December 31, 2013.

Research and development

Research and development expense increased by $5.3 million, or 122%, to $9.7 million for the year ended December 31, 2014 from $4.4 million for the year ended December 31, 2013. Research and development expense as a percentage of product revenue increased to 32% for the year ended December 31, 2014 from 10% for the year ended December 31, 2013, primarily due to increased research and development costs and lower product revenue period over period.

Of the $5.3 million increase in research and development expense, $4.4 million related to direct research and development project costs associated with new product initiatives, $0.7 million related to compensation, employee-related benefits, and occupancy costs, and $0.2 million related to consulting and professional services.

Research and development headcount increased to 22 for the year ended December 31, 2014 from 14 for the year ended December 31, 2013.

Stock-based compensation expense included in research and development expense was $342,000 for the year ended December 31, 2014 and $197,000 for the year ended December 31, 2013.

Amortization of intangible assets

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

Liquidity and Capital Resources

Historically, our primary sources of cash are proceeds from the issuance of common stock and customer payments for our products and services. From January 1, 2005 through December 31, 2015, we issued common stock for aggregate net proceeds of $88.2 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures. In October 2015, we received a payment of $75 million for an exclusive license to our VorTeq hydraulic fracturing system.

As of December 31, 2015, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $99.9 million, some of which is invested in money market funds; short-term investments in marketable debt securities of $0.3 million; and accounts receivable of $11.6 million. We generally invest cash not needed for current operations predominantly in high-quality, investment-grade, and marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We currently have unbilled receivables pertaining to customer contractual holdback provisions, whereby we will invoice the final retention payment(s) due under certain sales contracts in the next 2 to 31 months. The customer holdbacks represent amounts intended to provide a form of security for the customer; accordingly, these receivables have not been discounted to present value. At December 31, 2015 and 2014, we had $1.9 million and $1.8 million, respectively, of short-term and long-term unbilled receivables.

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

During the periods presented, we provided certain customers with stand-by letters of credit to secure our obligations for the delivery and performance of products in accordance with sales arrangements. Some of these stand-by letters of credit were issued under our 2009 Agreement. The stand-by letters of credit generally terminate within 12 to 48 months from issuance. As of December 31, 2015, the amount outstanding on stand-by letters of credit collateralized under our 2009 Agreement totaled was $0.

The 2009 Agreement, as amended, required us to maintain a cash collateral balance equal to at least 101% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances. The 2009 Agreement expired at the end of May 2012. Once the 2009 Agreement expired, we were required to maintain a cash collateral balance equal to at least 105% of the face amount of all outstanding stand-by letters of credit collateralized by the line of credit and 100% of the amount of all outstanding advances. There were no advances drawn on the line of credit under the 2009 Agreement at the time of its expiration. As of December 31, 2015, restricted cash related to the remaining stand-by letters of credit issued under the 2009 Agreement was $0.

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

The 2012 Agreement requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement matures on June 5, 2015 and is collateralized by substantially all of our assets. There were no advances drawn under the 2012 Agreement’s line of credit as of December 31, 2015. As of December 31, 2015, the amount outstanding on stand-by letters of credit collateralized under the 2012 Agreement totaled $3.8 million, and restricted cash related to the stand-by letters of credit issued under the 2012 Agreement was $3.8 million. Of the $3.8 million cash restricted, $1.5 million was classified as current and $2.3 million was classified as non-current.

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was $69.1 million, $(3.7) million, and $2.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. For the years ended December 31, 2015, 2014, and 2013, net losses of $(11.6) million, $(18.7) million, and $(3.1) million, respectively, were adjusted to $(4.3) million, $(10.9) million, and $3.8 million, respectively, by non-cash items totaling $7.3 million, $7.8 million, and $6.9 million, respectively.

Non-cash adjustments in 2015 primarily included $ 4.1 million of stock-based compensation; $3.8 million of depreciation and amortization; $0.2 million of amortization of premiums paid on investments; a $0.1 million provision for warranty claims; $0.1 million of reserves for doubtful accounts; $(0.4) million reversal of accruals related to expired warranties; $(0.3) million of deferred income taxes; and $(0.3) million of valuation adjustments to excess and obsolete inventory reserves.

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

The net cash effect from changes in operating assets and liabilities was $73.3 million, $7.2 million and $(1.7) million for the years ended December 31, 2015, 2014, and 2013, respectively. Net changes in assets and liabilities in 2015 were primarily attributable to the receipt of a $75.0 million exclusive license payment, of which $1.0 million was recognized as revenue and the remainder deferred; $2.0 million decrease in inventories related to increased shipments; $0.3 million increase in product deferred revenue; and $0.3 million decrease in prepaid expenses and other assets. These were offset by a $(1.7) million litigation settlement payment; a $(0.9) million increase in accounts receivable and unbilled receivables related to increased shipments; and $(0.7) million decrease in accrued expenses and other liabilities related to decrease legal expenses and litigation matters.

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

Net cash provided by (used in) investing activities was $14.0 million, $6.5 million, and $(4.9) million for the years ended December 31, 2015, 2014, and 2013, respectively. Cash provided in 2015 was primarily attributable to $12.9 million in maturities of investments and the release of $1.7 million of restricted cash related to the expiration of SBLCs. These were offset by the use of $(0.6) million for capital expenditures.

Cash provided in 2014 was primarily attributable to $6.0 million in maturities of investments and the release of $3.3 million of restricted cash primarily related to the settlement of a contingent consideration. These were offset by uses of $(2.6) million for capital expenditures and a $(0.2) million purchase of additional investments.

Cash used in 2013 was primarily attributable to $(15.3) million used to invest in marketable securities and $(1.1) million used for capital expenditures. These uses were offset by $9.6 million of maturities of investments, $1.2 million proceeds from the sale of property and equipment, and the release of $0.8 million of restricted cash primarily related to the maturing of stand-by letters of credit.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $1.4 million, $(1.8) million, and $0.5 million for the years ending December 31, 2015, 2014, and 2013, respectively. Net cash provided in 2015 was primarily due to $1.3 million received from the issuance of common stock related to option and warrant exercises and $0.1 million of proceeds from long-term debt.

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

The following is a summary of our contractual obligations as of December 31, 2015 (in thousands):

		Payments Due by Period
Payments Due During Year Ending December 31,	Operating Leases	Loan Payable	Purchase Obligations(1)	Total
2016	$1,597	$10	$1,511	$3,118
2017	1,568	11	—	1,579
2018	1,591	11	—	1,602
2019	1,398	12	—	1,410
2020	—	4	—	4
	$6,154	$48	$1,511	$7,713

(1)	Purchase obligations are related to open purchase orders for materials and supplies.

This table excludes agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of December 31, 2015, we believe that our exposure related to these guarantees and indemnities as of December 31, 2015 was not material.

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

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The majority of our revenue contracts have been denominated in United States Dollars (“USD”). In some circumstances, we have priced certain international sales in Euros. The amount of revenue recognized and denominated in Euros amounted to $11,000, $0.9 million, and $39,000 in 2015, 2014, and 2013, respectively. We experienced a net foreign currency loss of approximately $119,000, $18,000, and $3,000, related to our revenue contracts for the years ended December 31, 2015, 2014, and 2013, respectively. Of the $119,000 of foreign currency losses in 2015, $106,000 related to revenue recognized in 2014, but collected in 2015.

In 2015, we entered into a sales contract denominated in Euros to be paid in three milestone payments over the next two years. As a result of this transaction, we purchased three foreign-currency put options to offset the downside foreign exchange risk associated with the corresponding sale. For future sales denominated in non U.S. currency, we are likely to enter into similar arrangements.

As we expand our international sales, we expect that a portion of our revenue could continue to be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates. Our international sales and marketing operations incur expense that is denominated in foreign currencies. This expense could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for USD versus the Euro, AED, CNY, and CAD. Changes in currency exchange rates could adversely affect our consolidated operating results or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. To decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we do not maintain excess cash balances in foreign currencies. We have not hedged our exposure to changes in foreign currency exchange rates because expenses in foreign currencies have been insignificant to date, and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Risk and Credit Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents, short-term investments, and long-term investments. At December 31, 2015, all of our investments were classified as short-term and totaled approximately $0.3 million. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality short-term and long-term debt instruments of the U.S. government and its agencies as well as high-quality corporate issuers. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than eighteen (18) months. A hypothetical 1% increase in interest rates would have resulted in an approximately $1,000 decrease in the fair value of our fixed-income debt securities as of December 31, 2015.

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

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Energy Recovery, Inc.

San Leandro, California

We have audited the accompanying consolidated balance sheets of Energy Recovery, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule (“schedule”) listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Energy Recovery, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Energy Recovery, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 3, 2016

ENERGY RECOVERY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except share data and par value)
ASSETS
Current assets:
Cash and cash equivalents	$99,931	$15,501
Restricted cash	1,490	2,623
Short-term investments	257	13,072
Accounts receivable, net of allowance for doubtful accounts of $166 and $155 at December 31, 2015 and 2014	11,590	10,941
Unbilled receivables, current	1,879	1,343
Inventories	6,503	8,204
Deferred tax assets, net	938	240
Prepaid expenses and other current assets	943	1,317
Total current assets	123,531	53,241
Restricted cash, non-current	2,317	2,850
Unbilled receivables, non-current	6	414
Long-term investments	—	267
Property and equipment, net	10,622	13,211
Goodwill	12,790	12,790
Other intangible assets, net	2,531	3,166
Other assets, non-current	2	2
Total assets	$151,799	$85,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,865	$1,817
Accrued expenses and other current liabilities	7,808	8,427
Income taxes payable	2	4
Accrued warranty reserve	461	755
Deferred revenue, current	5,878	519
Current portion long-term debt	10	—
Total current liabilities	16,024	11,522
Long-term debt, net of current portion	38	—
Deferred tax liabilities, non-current, net	2,360	1,989
Deferred revenue, non-current	69,000	59
Other non-current liabilities	718	2,453
Total liabilities	88,140	16,023
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 54,948,235 shares issued and 52,468,779 shares outstanding at December 31, 2015 and 54,398,421 shares issued and 51,918,965 shares outstanding at December 31, 2014	55	54
Additional paid-in capital	129,809	124,440
Accumulated other comprehensive loss	(64)	(73)
Treasury stock, at cost 2,479,456 shares repurchased at December 31, 2015 and 2014	(6,835)	(6,835)
Accumulated deficit	(59,306)	(47,668)
Total stockholders’ equity	63,659	69,918
Total liabilities and stockholders’ equity	$151,799	$85,941

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Product revenue	$43,671	$30,426	$43,045
Product cost of revenue	19,111	13,713	17,323
Product gross profit	24,560	16,713	25,722

License and development revenue	1,042	—	—

Operating expenses:
General and administrative	19,773	14,139	15,192
Sales and marketing	9,326	10,525	7,952
Research and development	7,659	9,690	4,361
Amortization of intangible assets	635	842	921
Restructuring charges	—	—	184
Total operating expenses	37,393	35,196	28,610
Loss from operations	(11,791)	(18,483)	(2,888)
Other (expense) income:
Interest (expense)	(42)	—	—
Other non-operating (expense) income	(139)	69	109
Loss before income taxes	(11,972)	(18,414)	(2,779)
(Benefit from) provision for income taxes	(334)	291	327
Net loss	$(11,638)	$(18,705)	$(3,106)
Loss per share:
Basic and diluted	$(0.22)	$(0.36)	$(0.06)
Number of shares used in per share calculations:
Basic and diluted	52,151	51,675	51,066

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net loss	$(11,638)	$(18,705)	$(3,106)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	4	39	(12)
Unrealized gain (loss) on investments	5	(5)	(16)
Other comprehensive income (loss), net of tax	9	34	(28)
Comprehensive loss	$(11,629)	$(18,671)	$(3,134)

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2015, 2014, and 2013

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	(In thousands)
Balance at December 31, 2012	52,685	$53	(1,783)	$(4,000)	$117,264	$(79)	$(25,857)	$87,381
Net loss	—	—	—	—	—	—	(3,106)	(3,106)
Unrealized losses on investment	—	—	—	—	—	(16)	—	(16)
Foreign currency translation adjustments	—	—	—	—	—	(12)	—	(12)
Issuance of common stock	452	—	—	—	504	—	—	504
Employee stock-based compensation	—	—	—	—	2,162	—	—	2,162
Non-employee stock-based compensation	—	—	—	—	2	—	—	2
Balance at December 31, 2013	53,137	53	(1,783)	(4,000)	119,932	(107)	(28,963)	86,915
Net loss	—	—	—	—	—	—	(18,705)	(18,705)
Unrealized losses on investment	—	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustments	—	—	—	—	—	39	—	39
Issuance of common stock	1,261	1	—	—	2,404	—	—	2,405
Repurchase of common stock for treasury	—	—	(696)	(2,835)	—	—	—	(2,835)
Employee stock-based compensation	—	—	—	—	2,104	—	—	2,104
Balance at December 31, 2014	54,398	54	(2,479)	(6,835)	124,440	(73)	(47,668)	69,918
Net loss	—	—	—	—	—	—	(11,638)	(11,638)
Unrealized gains on investment	—	—	—	—	—	5	—	5
Foreign currency translation adjustments	—	—	—	—	—	4	—	4
Issuance of common stock	550	1	—	—	1,325	—	—	1,326
Employee stock-based compensation	—	—	—	—	4,044	—	—	4,044
Balance at December 31, 2015	54,948	$55	(2,479)	$(6,835)	$129,809	$(64)	$(59,306)	$63,659

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash Flows From Operating Activities
Net loss	$(11,638)	$(18,705)	$(3,106)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	4,059	2,104	2,177
Depreciation and amortization	3,838	4,028	3,797
Amortization of premiums on investments	162	453	409
Provision for warranty claims	135	156	126
Provision for doubtful accounts	112	299	69
Loss on fair value of put options	58	—	—
Loss (gain) on foreign currency transactions	1	(153)	(27)
Loss on disposal of fixed assets	—	38	71
Gain on fair value remeasurement of contingent consideration	—	(149)	—
Non-cash restructuring charges	—	—	184
Reversal of accruals related to expired warranties	(395)	—	(340)
Deferred income taxes	(326)	315	227
Valuation adjustments for excess or obsolete inventory	(250)	320	297
Other non-cash adjustments	(35)	375	(123)
Changes in operating assets and liabilities:
Deferred revenue, license and development	73,958	—	—
Deferred revenue, product	343	(331)	(420)
Inventories	1,951	(3,569)	(117)
Prepaid and other assets	316	(254)	3,227
Accounts payable	48	628	(866)
Litigation settlement	(1,700)	—	—
Accounts receivable	(743)	4,002	(2,042)
Unbilled receivables	(128)	4,882	(751)
Accrued expenses and other liabilities	(708)	1,864	(686)
Income taxes payable	(3)	(18)	(18)
Net cash provided by (used in) operating activities	69,055	(3,715)	2,088

Cash Flows From Investing Activities
Maturities of marketable securities	12,925	6,027	9,573
Restricted cash	1,665	3,306	822
Capital expenditures	(572)	(2,562)	(1,132)
Purchases of marketable securities	—	(273)	(15,278)
Proceeds from sale of capitalized assets	—	—	1,163
Net cash provided by (used in) investing activities	14,018	6,498	(4,852)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	1,326	2,405	504
Proceeds from long-term debt	55	—	—
Repayment of long-term debt	(7)	—	—
Repurchase of common stock	—	(2,835)	—
Payment of contingent consideration	—	(1,375)	—
Repayment of capital lease obligation	—	—	(18)
Net cash provided by (used in) financing activities	1,374	(1,805)	486
Effect of exchange rate differences on cash and cash equivalents	(17)	152	7
Net change in cash and cash equivalents	84,430	1,130	(2,271)
Cash and cash equivalents, beginning of year	15,501	14,371	16,642
Cash and cash equivalents, end of year	$99,931	$15,501	$14,371
Supplemental disclosure of cash flow information:
Cash paid for interest	$42	$—	$1
Cash received for income tax refunds	$4	$1	$3,123
Cash paid for income taxes	$24	$35	$22
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment in trade accounts payable and accrued expenses and other liabilities	$43	$1	$31

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “our”, “us”, or “we”) is an energy solutions provider. We convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our core competencies are fluid dynamics and advanced material science. Our products are marketed and sold in fluid flow markets, such as water and oil & gas.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

Our Consolidated Financial Statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires our management to make judgments, assumptions, and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying Notes. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition; allowance for doubtful accounts; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill and acquired intangible assets; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies, including contingent consideration. Those estimates could change, and as a result, actual results could differ materially from those estimates. For example, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company’s estimate of undiscounted cash flows, at December 31, 2015 and 2014 indicated that such carrying amounts were expected to be recovered. Nonetheless, it is possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down those assets to fair value.

Change in Accounting Principle for Goodwill Impairment Testing

In 2014 and prior, we evaluated our goodwill for impairment at the reporting unit level annually during the fourth quarter or when indicators for potential impairment were present. At that time we operated under a single reporting unit. On July 1, 2015, we adopted a new organizational and reporting structure based on the operating segments, Water and Oil & Gas. We have reassessed our reporting units and the impairment analysis of goodwill and long-lived assets, and performed our analysis based on the new structure. During the third quarter of 2015, we changed the measurement date of our annual goodwill impairment test from the fourth quarter to July 1. This change was not material to our Consolidated Financial Statements as it did not result in the delay, acceleration, or avoidance of an impairment charge. We believe the new timing better aligns the goodwill impairment test with our strategic business planning process, which is a key component of the goodwill impairment test. We completed the required annual testing of goodwill for all reporting units as of July 1, 2015, as well as reassessing at December 31, 2015, and have determined that goodwill is not impaired.

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

Short-Term and Long-Term Investments

Our short-term and long-term investments consist primarily of investment-grade debt securities, all of which are classified as available-for-sale. Available-for-sale securities are carried at fair value. Amortization or accretion of premium or discount is included in other income (expense) on the Consolidated Statements of Operations. Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive loss within stockholders’ equity on the Consolidated Balance Sheet. Realized gains and losses on the sale of available-for-sale securities are determined by specific identification of the cost basis of each security. Long-term investments generally will mature within three (3) years.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out “FIFO” method) or market. We calculate inventory valuation adjustments for excess and obsolete inventory based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts.

Property and Equipment

Property and equipment is recorded at cost and reduced by accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are three to ten years. Certain equipment used in the development and manufacturing of ceramic components is depreciated over estimated useful lives of up to ten years. Leasehold improvements represent remodeling and retrofitting costs for leased office and manufacturing space and are depreciated over the shorter of either the estimated useful lives or the term of the lease. Software purchased for internal use consists primarily of amounts paid for perpetual licenses to third-party software providers and installation costs. Software is depreciated over the estimated useful lives of three (3) to five (5) years. Estimated useful lives are periodically reviewed, and when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. Maintenance and repairs are charged directly to expense as incurred.

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

Goodwill is not amortized, but is evaluated annually for impairment at the reporting unit level or when indicators of a potential impairment are present. We estimate the fair value of the reporting unit using the discounted cash flow and market approaches. Forecast of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment, and general economic conditions.

As of December 31, 2015 and 2014, acquired intangibles, including goodwill, relate to the acquisition of Pump Engineering, LLC during the fourth quarter of 2009. See Note 6 — “Goodwill and Intangible Assets” for further discussion of intangible assets.

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

Product revenue recognition

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

The specified product performance criteria for our PX device pertain to the ability of our product to meet its published performance specifications and warranty provisions, which our products have demonstrated on a consistent basis. This factor, combined with historical performance metrics, provides our management with a reasonable basis to conclude that its PX device will perform satisfactorily upon commissioning of the plant. To ensure this successful product performance, we provide service consisting principally of supervision of customer personnel and training to the customers during the commissioning of the plant. The installation of the PX device is relatively simple, requires no customization, and is performed by the customer under the supervision of our personnel. We defer the value of the service and training component of the contract and recognize such revenue as services are rendered. Based on these factors, our management has concluded that, for sale of PX devices, as well as for turbochargers and pumps, delivery and performance have been completed upon shipment or delivery when title transfers based on the shipping terms.

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

For large projects, stand-alone contracts are utilized. For these contracts, consistent with industry practice, our customers typically require their suppliers, including Energy Recovery, to accept contractual holdback provisions (also referred to as a retention payment) whereby the final amounts due under the sales contract are remitted over extended periods of time or alternatively, stand-by letters of credit are issued to guarantee performance. These retention payments typically range between 5% and 15%, of the total contract amount and are due and payable when the customer is satisfied that certain specified product performance criteria have been met upon commissioning of the desalination plant, which may be up to 24 months from the date of product delivery as described further below.

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

•

a final retention payment of usually 5% to 15% of the contract amount is due either at the completion of plant commissioning or upon the issuance of a stand-by letter of credit, which is typically issued up to 24 months from the delivery date of products and documentation. This payment is recorded to unbilled receivables upon shipment when the product revenue is recognized, and it is invoiced to the customer when it is determined that commissioning is complete or the stand-by letter of credit has been issued. This payment is not contingent upon the delivery of commissioning services. The Company had no performance obligation to complete to be legally entitled to this payment. It is invoiced based on the passage of time.

We do not provide our customers with a right of product return; however, we will accept returns of products that are deemed to be damaged or defective when delivered that are covered by the terms and conditions of the product warranty. Product returns have not been significant.

Shipping and handling charges billed to customers are included in product revenue. The cost of shipping to customers is included in cost of revenue.

License and development revenue recognition

License revenue is comprised of fees received in connection the Schlumberger License Agreement. See Note 16 – Schlumberger License Agreement. The agreement comprises a 15 year exclusive license for the our VorTeq technology, development services to commercialize the technology, support services, and, in the event commercialization is successful, supply and servicing of certain components of the VorTeq and development services related to integration of the commercialized technology with future Schlumberger equipment. Various types of payments to the Company are provided in the agreement, including an upfront exclusive license fee, developmental milestones, and payments for supply and servicing of components subsequent to commercialization. All payments are non-refundable.

We recognize license revenue in accordance with ASC 605 “Revenue Recognition”, subtopic ASC 605-25 “ Revenue with Multiple Element Arrangements ” and subtopic ASC 605-28 “ Revenue Recognition-Milestone Method ”, which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively.

For multiple-element arrangements, each deliverable is accounted for as a separate unit of accounting if both the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Contingent deliverables within multiple element arrangements are excluded from the evaluation of the units of accounting. Non-refundable, upfront license fees where we have continuing obligation to perform are recognized over the period of the continuing performance obligation. The Schlumberger License Agreement was determined to include a single unit of accounting comprising the license, research and development, and support services. The initial upfront fee of $75 million will be recognized on a straight-line basis over the fifteen year term of the arrangement based on the performance period of the last or final deliverables, which include the license and support.

We recognize revenue from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) it does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met, the milestone payment: (a) is commensurate with either the Company’s performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company’s performance subsequent to the inception of the arrangement to achieve the milestone; (b) relates solely to past performance; and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. The Schlumberger License Agreement includes two substantive milestones of $25 million each due on achieving specified development milestones. No revenues associated with achievement of the milestones have been recognized to date.

Research and Development Expense

Research and development expenses consist of costs incurred for internal projects and research and development activities performed for technology licensed to third parties. These costs include our direct and research-related overhead expenses, which include salaries and other personnel-related expenses (including stock-based compensation), occupancy-related costs, depreciation of facilities, as well as external costs, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred.

Warranty Costs

We sell products with a limited warranty for a period ranging from eighteen (18) months to five (5) years. We accrue for warranty costs based on estimated product failure rates, historical activity, and expectations of future costs. Periodically, we evaluate and adjust the warranty costs to the extent that actual warranty costs vary from the original estimates.

During the year ended December 31, 2015, we adjusted previously established warranty reserves. The adjustment related to expired warranties which increased gross profit and reduced net loss by $0.4 million.

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

Stock-based Compensation

We measure and recognize stock-based compensation expense based on the fair value measurement for all stock-based awards made to our employees and directors — including restricted stock units (“RSUs”), restricted shares (“RS”), and employee stock options — over the requisite service period (typically the vesting period of the awards). The fair value of RSUs and RS is based on our stock price on the date of grant. At December 31, 2015, there were no outstanding RSUs or RS. The fair value of stock options is calculated on the date of grant using the Black-Scholes option pricing model, which requires a number of complex assumptions including expected life, expected volatility, risk-free interest rate, and dividend yield. The estimation of awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised. See Note 12 — “Stock-based Compensation” for further discussion of stock-based compensation.

Foreign Currency

Our reporting currency is the U.S. dollar. The functional currency of our Ireland subsidiaries is the U.S. dollar, while the functional currency of our other foreign subsidiaries is their respective local currencies. The asset and liability accounts of our foreign subsidiaries are translated from their local currencies at the rates in effect on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Gains and losses resulting from the translation of our subsidiary balance sheets are recorded as a component of accumulated other comprehensive loss. Gains and losses from foreign currency transactions are recorded in other income (expense) in the Consolidated Statements of Operations.

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

Deferred income taxes are provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining whether and to what extent any valuation allowance is needed on our deferred tax assets. In making such a determination, we consider all available positive and negative evidence including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. As of December 31, 2015, we have a valuation allowance of approximately $21.4 million to reduce our deferred income tax assets to the amount expected to be realized. See Note 10 — “Income Taxes” for further discussion of the tax valuation allowance.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. For public entities, ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in ASU 2015-17. For public entities, ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities presented. We will adopt this standard effective January 1, 2017 and do not expect the adoption of this standard to have a material impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. For public entities, ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). ASU 2016-02 impacts any entity that enters into a lease with some specified scope exceptions. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of this guidance, but do not expect the adoption of this standard to have a material impact on our financial statements.

Note 3 — Loss Per Share

Net losses are divided by the weighted average number of common shares outstanding during the year to calculate basic net loss per common share. Diluted net loss per common share is calculated to provide the impact of stock options and other stock-based awards. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(11,638)	$(18,705)	$(3,106)

Denominator:
Basic and diluted weighted average common shares outstanding	52,151	51,675	51,066

Basic and diluted net loss per share	$(0.22)	$(0.36)	$(0.06)

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2015	2014	2013
Restricted awards	—	28	—
Warrants	—	200	650
Stock options	7,198	6,276	7,111

Note 4 — Other Financial Information

Restricted Cash

As of December 31, 2015, we have pledged cash in connection with stand-by letters of credit. We have deposited corresponding amounts into non-interest bearing accounts at financial institutions for these items as follows (in thousands):

	December 31,
	2015	2014
Collateral for stand-by letters of credit	$1,490	$2,623
Current restricted cash	$1,490	$2,623

Collateral for stand-by letters of credit	$2,317	$2,850
Non-current restricted cash	$2,317	$2,850
Total restricted cash	$3,807	$5,473

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31,
	2015	2014
Accounts receivable	$11,756	$11,096
Less: allowance for doubtful accounts	(166)	(155)
	$11,590	$10,941

Unbilled Receivables

We currently have unbilled receivables pertaining to customer contractual holdback provisions, whereby we will invoice the final retention payment(s) due under certain sales contracts in the next 2 to 31 months. The customer holdbacks represent amounts intended to provide a form of security for the customer; accordingly, these receivables have not been discounted to present value.

Unbilled receivables consisted of the following (in thousands):

	December 31,
	2015	2014
Unbilled receivables, current	$1,879	$1,343
Unbilled receivables, non-current	6	414
	$1,885	$1,757

Inventories

Our inventories consisted of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$2,590	$2,903
Work in process	1,689	1,915
Finished goods	2,224	3,386
	$6,503	$8,204

Valuation adjustments for excess and obsolete inventory, reflected as a reduction of inventory at December 31, 2015 and 2014, were $1.7 million and $2.0 million, respectively.

Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2015	2014
Interest receivable	$4	$112
Foreign currency put options	33	—
Supplier advances	171	107
Other prepaid expenses and current assets	735	1,098
	$943	$1,317

Property and Equipment

Property and equipment held for use consisted of the following (in thousands):

	December 31,
	2015	2014
Machinery and equipment	$14,448	$14,029
Leasehold improvements	10,196	10,184
Software	2,344	2,237
Office equipment, furniture, and fixtures	1,848	1,828
Automobiles	76	22
Construction in progress	48	54
	28,960	28,354
Less: accumulated depreciation and amortization	(18,338)	(15,143)
	$10,622	$13,211

Depreciation and amortization expense related to all property and equipment was approximately $3.2 million, $3.2 million, and $2.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Unamortized computer software cost was $1.0 million and $1.3 million at year end December 31, 2015 and 2014, respectively. Depreciation expense related to computer software was $0.4 million, $0.4 million, and $0.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. The increase in depreciation expense in 2014 related to computer software related to the implementation of a new enterprise resource planning (“ERP”) system in 2013.

Construction in progress costs at December 31, 2015 primarily relate to leasehold improvements. As of December 31, 2015, there were no additional costs to complete the project, however, the project had not been placed in service and therefore was not subject to depreciation or amortization. The project was implemented in the first quarter of 2016.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Payroll and commissions payable	$5,086	$3,116
Other accrued expenses and current liabilities	2,468	2,254
Accrued legal expenses, current	217	1,734
Accrued research and development expenses	37	1,323
	$7,808	$8,427

Deferred revenue, current

Deferred revenue, current consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred license and development revenue, current	$5,000	$—
Deferred product revenue, current	878	519
	$5,878	$519

Deferred revenue, non-current

Deferred revenue, non-current consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred license and development revenue, non-current	$68,958	$—
Deferred product revenue, non-current	42	59
	$69,000	$59

Non-Current Liabilities

Non-current liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred rent expense, non-current	$718	$866
Accrued legal expenses, non-current	—	1,587
	$718	$2,453

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(94)	$15	$(79)
Net other comprehensive loss	(12)	(16)	(28)
Balance, December 31, 2013	$(106)	$(1)	$(107)
Gross other comprehensive loss (income)	39	(6)	33
Gross reclassification to realized gain	—	1	1
Balance, December 31, 2014	$(67)	$(6)	$(73)
Net other comprehensive income	4	5	9
Balance, December 31, 2015	$(63)	$(1)	$(64)

Advertising Expense

Advertising expense is charged to operations during the year in which it is incurred. Total advertising expense amounted to $8,000, $107,000, and $41,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 5 — Investments

Our short-term and long-term investments are all classified as available-for-sale. There were no sales of available-for-sale securities during the years ended December 31, 2015 and 2014.

Available-for-sale securities as of the dates indicated consisted of the following (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments
Corporate notes and bonds	$258	$—	$(1)	$257
Total short-term investments	$258	$—	$(1)	$257
Total investments	$258	$—	$(1)	$257

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments
State and local government obligations	$225	$—	$—	$225
Corporate notes and bonds	12,851	4	(8)	12,847
Total short-term investments	$13,076	$4	$(8)	$13,072
Long-term investments
Corporate notes and bonds	268	—	(1)	267
Total long-term investments	$268	$—	$(1)	$267
Total investments	$13,344	$4	$(9)	$13,339

Gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated, aggregated by investment category and length of time that security has been in a continuous loss position, were as follows (in thousands):

	December 31, 2015
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$—	$—	$257	$(1)	$257	$(1)
Total	$—	$—	$257	$(1)	$257	$(1)

	December 31, 2014
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$5,085	$(6)	$1,205	$(3)	$6,290	$(9)
Total	$5,085	$(6)	$1,205	$(3)	$6,290	$(9)

The Company monitors investments for other-than-temporary impairment. It was determined that unrealized gains and losses at December 31, 2015 and 2014, are temporary in nature, because the changes in market value for these securities resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. The Company is unlikely to experience gains or losses if these securities are held to maturity. In the event that the Company disposes of these securities before maturity, it is expected that the realized gains or losses, if any, will be immaterial.

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of December 31, 2015 are shown below by contractual maturity (in thousands):

	December 31, 2015
	Amortized Cost	Fair Value
Due after one year through three years	$258	$257
Total investments	$258	$257

Note 6 — Goodwill and Intangible Assets

Goodwill

Goodwill as of December 31, 2015 was the result of our acquisition of Pump Engineering, LLC in December 2009. During the third quarter of 2015, we changed the measurement date of our annual goodwill impairment test from the fourth quarter to July 1. This change was not material to our Consolidated Financial Statements as it did not result in the delay, acceleration, or avoidance of an impairment charge. We believe this timing better aligns the goodwill impairment test with our strategic business planning process, which is a key component of the goodwill impairment test. The impairment test performed as of July 1, 2015 determined that goodwill was not impaired. No impairment of goodwill has been recorded in the accompanying Consolidated Financial Statements.

The net carrying amount of goodwill was $12.8 million for the years ended December 31, 2015 and 2014.

Other Intangible Assets

The components of identifiable intangible assets, all of which are finite-lived, as of the date indicated were as follows (in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted Average Useful Life	Amortization Method (1)
Developed technology	$6,100	$(3,711)	$—	$2,389	10	SL
Non-compete agreements	1,310	(1,310)	—	—	4*	SL
Backlog	1,300	(1,300)	—	—	1	SL
Trademarks	1,200	(180)	(1,020)	—	20	SL
Customer relationships	990	(990)	—	—	5	SOYD
Patents	585	(401)	(42)	142	18	SL
	$11,485	$(7,892)	$(1,062)	$2,531	9

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted Average Useful Life	Amortization Method (1)
Developed technology	$6,100	$(3,101)	$—	$2,999	10	SL
Non-compete agreements	1,310	(1,310)	—	—	4*	SL
Backlog	1,300	(1,300)	—	—	1	SL
Trademarks	1,200	(180)	(1,020)	—	20	SL
Customer relationships	990	(990)	—	—	5	SOYD
Patents	585	(376)	(42)	167	18	SL
	$11,485	$(7,257)	$(1,062)	$3,166	9

(1)	SL means Straight-Line and SOYD means Sum-of-Year’s-Digits

*Average life of two non-compete agreements.

Accumulated impairment losses for trademarks at December 31, 2015, represent impairment charges from 2012. Accumulated impairment losses for patents at December 31, 2015 include impairment losses from 2007 and 2010. No other impairments of intangible assets were identified during the periods presented.

Amortization of intangibles was approximately $0.6 million, $0.8 million, and $0.9 million, million for the years ended December 31, 2015, 2014, and 2013, respectively.

Future estimated amortization expense on intangible assets is as follows (in thousands):

December 31,
2016	631
2017	631
2018	629
2019	575
2020	16
Thereafter	49
$2,531

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

The framework for measuring fair value provides a hierarchy that prioritizes the inputs to valuation techniques used in measuring fair value as follows:

Level1—	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level2—	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
Level3—

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

The investments included in Level 2 consist primarily of municipal, corporate, and agency obligations. The asset also included in Level 2 consists of the premium paid for foreign currency put options. The fair value of this asset was determined based on the time value of the options as it was determined there was no intrinsic value of the options.

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$257	$—	$257	$—
Foreign currency put options	33	—	33	—
Total assets	$290	$—	$290	$—

		Fair Value Measurement at Reporting Date Using
	December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$13,339	$—	$13,339	$—

The reconciliation of the beginning and ending balances for financial assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015, 2014, and 2013 is as follows (in thousands):

Contingent Consideration

Balance, December 31, 2012	$1,524
Loss due to change in fair value	—
Balance, December 31, 2013	$1,524
Net gain on settlement	(149)
Settlement payment	(1,375)
Balance, December 31, 2014	$—
Loss due to change in fair value	—
Balance, December 31, 2015	$—

Note 8 — Long-Term Debt and Lines of Credit

Debt

In March 2015, we entered into a loan agreement with a financial institution for a $55,000 fixed-rate installment loan with an annual interest rate of 6.35%. The loan is payable in equal monthly installments and matures on April 2, 2020. The note is secured by the asset purchased.

Long-term debt consisted of the following (in thousands)

	December 31,
	2015	2014
Loan payable	$48	$—
Less: current portion	(10)	—
Total long-term debt	$38	$—

Future minimum principal payments due under long-term debt arrangements consist of the following (in thousands):

2016	10
2017	11
2018	11
2019	12
2020	4
Total debt	$48

Lines of Credit

In June 2012, we entered into a loan agreement (the “2012 Agreement”) with a financial institution. The 2012 Agreement matured in and was amended in June 2015. The 2012 Agreement, as amended, provides for a total available credit line of $16.0 million. Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans. The total stand-by letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. At no time may the aggregate of the revolving loans and stand-by letters of credit exceed the total available credit line of $16.0 million. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate plus 0% or a Eurodollar loan that bears interest equal to the adjusted LIBOR rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The 2012 Agreement, as amended, also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement, as amended, matures in June 2018 and is collateralized by substantially all of our assets.

As of December 31, 2015 and 2014, there were no advances drawn under the 2012 Agreement, as amended. Stand-by letters of credit collateralized under the 2012 Agreement, as amended, totaled $3.8 million and $3.1 million as of December 31, 2015 and 2014, respectively. Total cash restricted related to these stand-by letters of credit totaled $3.8 million and $3.1million as of December 31, 2015 and 2014, respectively.

We are subject to certain financial and administrative covenants under the 2012 Agreement, as amended. As of December 31, 2015, we were in compliance with these covenants.

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

There were no advances drawn under the 2009 Agreement’s credit line at the time of expiration. Remaining stand-by letters of credit issued under the 2009 Agreement, for which we had restricted cash, totaled zero and $2.3 million, as of December 31, 2015 and 2014, respectively. Total cash restricted related to these stand-by letters of credit totaled zero and $2.4 million as of December 31, 2015 and 2014, respectively.

See Note 9 — “Commitments and Contingencies,” for further discussion of restricted cash associated with stand-by letters of credit.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through November 2019. Future minimum lease payments consist of the following (in thousands):

December 31,

2016	1,597
2017	1,568
2018	1,591
2019	1,398
$6,154

Total rent and lease expense was $1.5 million, $1.7 million, and $1.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Warranty

Changes in our accrued warranty reserve and the expenses incurred under our warranties were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance, beginning of period	$755	$709	$1,172
Warranty costs charged to cost of revenue	135	156	126
Utilization of warranty	(34)	(110)	(249)
Release of accrual related to expired warranties	(395)	—	(340)
Balance, end of period	$461	$755	$709

During the year ended December 31, 2015, we adjusted previously established warranty reserves. The adjustment related to expired warranties which increased gross profit and reduced net loss by $0.4 million.

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

Purchase Obligations

We have purchase order arrangements with our vendors for which we have not received the related goods or services as of December 31, 2015. These arrangements are subject to change based on our sales demand forecasts, and we have the right to cancel the arrangements prior to the date of delivery. The majority of these purchase order arrangements were related to various raw materials and components parts. As of December 31, 2015, we had approximately $1.5 million of open cancellable purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2015 and 2014.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts ranging from 5% to 15% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance of our devices. These guarantees are generally stand-by letters of credit that typically remain in place for periods ranging up to 24 months, and in some cases, up to 68 months. The stand-by letters of credit, collateralized by restricted cash, are as follows (in thousands):

	December 31,
	2015	2014
2009 Agreement	$—	$2,274
2012 Agreement	3,769	3,055
	$3,769	$5,329

Cash collateral balances under the 2009 Agreement required a premium equal to approximately 5.0% of the amount of the corresponding stand-by letters of credit. Cash collateral balances under the 2012 Agreement require a premium equal to approximately 1.0% of the amount of the corresponding stand-by letters of credit. As a result, the balance of restricted cash related to stand-by letters of credit at December 31, 2015 and 2014 totaled $3.8 million and $5.5 million, respectively.

Litigation

On September 10, 2014, the Company terminated the employment of its Senior Vice President, Sales, Borja Blanco, on the basis of breach of duty of trust and conduct leading to conflict of interest. On October 3, 2014, Mr. Blanco filed a labor claim against ERI Iberia in Madrid, Spain alleging breach of contract and termination without cause. The claim seeks wages (salary and bonus) of €567,000 and alleged stock option gains of €630,000. On November 13, 2015, a hearing was held before the labor court in Madrid, Spain. On December 2, 2015, the labor court ruled that it did not have jurisdiction over Mr. Blanco’s claims. Mr. Blanco has appealed the ruling. At this time, the Company has not determined that an award to Mr. Blanco is probable.

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

On May 31, 2015, the Company terminated the employment of its former Chief Sales Officer, Mr. David Barnes. On January 27, 2016, a complaint was filed by Mr. Barnes in the federal court of the Northern District of California under the caption, Barnes v. Energy Recovery, Inc. et al. case no. 4:16-cv-00477 EMC, alleging numerous legal claims including, but not limited to, wrongful termination and negligent and/or intentional misrepresentations to induce Mr. Barnes to join the Company. At this time, the Company is not able to estimate a possible loss, if any, due to the early state of this matter.

Note 10 — Income Taxes

The following table presents the U.S. and foreign components of consolidated (loss) income before income taxes and the (benefit) provision for income taxes (in thousands):

	Years Ended December 31,
	2015	2014	2013
Loss (income) before income taxes:
U.S.	$(7,566)	$(18,393)	$(2,872)
Foreign	(4,406)	(21)	93
Loss before income taxes	$(11,972)	$(18,414)	$(2,779)

Current tax provision (benefit):
Federal	$—	$—	$97
State	(3)	2	8
Foreign	20	15	(4)
	$17	$17	$101

Deferred tax provision (benefit):
Federal	$225	$241	$217
State	(17)	33	9
Foreign	(559)	—	—
	$(351)	$274	$226
Total provision (benefit) for income taxes	$(334)	$291	$327

A reconciliation of income taxes computed at the statutory federal income tax rate to the effective tax rate implied by the accompanying Statements of Operations is as follows:

	Years Ended December 31,
	2015	2014	2013
U.S. federal taxes at statutory rate	(34%)	(34%)	(34%)
Foreign rate differential	17%	—	—
Non-benefited losses stemming from valuation allowance on current year	9%	35%	32%
Stock-based compensation	8%	3%	15%
State income tax, net of federal benefit	—	—	1%
Federal research credits	(2%)	(2%)	(5%)
Other	(1%)	—	3%
Effective tax rate	(3%)	2%	12%

Total deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$14,972	$13,790
Accruals and reserves	4,842	5,164
Research and development credit carry forwards	1,916	1,532
Acquired intangibles	1,459	1,520
Unrealized gain on foreign currency translation and investments	—	29
Charitable contributions	6	6
	$23,195	$22,041
Valuation allowance	(21,443)	(20,367)
Net deferred tax assets	$1,752	$1,674

Deferred tax liabilities:
Depreciation on property and equipment	$(1,152)	$(1,674)
Unrecognized gain on translation of foreign currency	(41)	—
Goodwill	(1,981)	(1,749)
Total deferred tax liabilities	$(3,174)	$(3,423)

Net deferred tax liabilities	$(1,422)	$(1,749)

As reported on the balance sheet:
Current assets, net	$938	$240
Non-current liabilities, net	(2,360)	(1,989)
Net deferred tax liabilities	$(1,422)	$(1,749)

We had gross deferred tax assets of approximately $23.2 million and $22.0 million at December 31, 2015 and 2014, respectively, relating principally to accrued expenses and tax effects of net operating loss carry-forwards. In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. A significant piece of the negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2015. Such objective evidence limits the ability to consider other subjective evidence, such as our projection for future growth.

On the basis of this evaluation, as of December 31, 2015, a valuation allowance of approximately $21.4 million has been recorded to reduce our deferred income tax assets to the amount that is more likely than not to be realized, an increase of $1.08 million from December 31, 2014. The valuation allowance represents a provision for uncertainty as to the realization of tax benefits from these deferred income tax assets. We will continue to evaluate the tax benefit uncertainty and will adjust, if warranted, the valuation allowance in future periods to the extent that our deferred income tax assets become more likely than not to be realizable.

At December 31, 2015 and 2014, we had net operating loss carry-forwards of approximately $41.0 million and $38.8 million, respectively, for federal and $14.9 million and $14.8 million, respectively, for California. As of December 31, 2015, the federal and California net operating loss carryovers include $1.3 million and $217,000 of excess stock based compensation deductions that will result in an increase in Additional Paid in Capital when recognized. The net operating loss carry-forwards, if not utilized, will begin to expire in 2018 for federal and 2029 for California purposes. Utilization of the net operating loss carry-forwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation will result in the expiration of the net operating loss carry-forwards before utilization. We have estimated the amount which may ultimately be realized and recorded deferred tax assets accordingly. In addition, at December 31, 2015 and 2014, we had net operating loss carry-forwards of approximately $4.4 million and $0, respectively, for Ireland tax purposes. Ireland net operating losses carryover indefinitely.

At December 31, 2015 and 2014, we had credit carry-forwards of approximately $1.2 million and $980,000, respectively, for federal and approximately $1.1 million and $836,000, respectively, for California. The credit carry-forwards, if not utilized, will begin to expire in 2030 for federal purposes. The California credit carry-forwards do not expire. Utilization of the credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.

Measurement of uncertain tax positions is based on judgment regarding the largest amount that is greater than 50% likely of being realized upon the ultimate settlement with a taxing authority. As of December 31, 2015 and 2014, we had $394,000 and $292,000, respectively, of unrecognized tax benefits, none of which, if recognized, would affect our effective tax rate. The aggregate changes in the balance of the gross unrecognized tax benefit were as follows (in thousands):

	2015	2014
Gross unrecognized tax benefits as of December 31,	$292	$96
Gross increases related to current year tax position	115	193
Gross increases related to prior year tax position	—	3
Settlement	(13)	—
Gross unrecognized tax benefits as of December 31,	$394	$292

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits as of December 31, 2015 and 2014.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. We believe that, as of December 31, 2015, the gross unrecognized tax benefits will not materially change in the next twelve (12) months, that we have adequately provided for any reasonably foreseeable outcome related to any tax audit, and that any settlement will not have a material adverse effect on the consolidated financial position or results of operation; however, there can be no assurances as to the possible outcomes.

Note 11 — Stockholders’ Equity

Preferred Stock

We have the authority to issue 10,000,000 shares of $0.001 par value preferred stock. Our Board of Directors has the authority, without action by our stockholders, to designate and issue shares of preferred stock in one or more series. The Board of Directors is also authorized to designate the rights, preferences, and voting powers of each series of preferred stock, any or all of which may be greater than the rights of the common stock including restrictions of dividends on the common stock, dilution of the voting power of the common stock, reduction of the liquidation rights of the common stock, and delaying or preventing a change in control of the Company without further action by our stockholders. To date, the Board of Directors has not designated any rights, preferences, or powers of any preferred stock, and as of December 31, 2015 and 2014, no shares of preferred stock were issued or outstanding.

Common Stock

We have the authority to issue 200,000,000 shares of $0.001 par value common stock. Subject to the preferred rights of the holders of shares of any class or series of preferred stock as provided by our Board of Directors with respect to any such class or series of preferred stock, the holders of the common stock shall be entitled to receive dividends, as and when declared by the Board of Directors. In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, after the distribution or payment to the holders of shares of any class or series of preferred stock as provided by the Board of Directors with respect to any such class or series of preferred stock, the remaining assets of the Company available for distribution to stockholders shall be distributed among and paid to the holders of common stock ratably in proportion to the number of shares of common stock held by them. At December 31, 2015, 54,948,235 shares were issued and 52,468,779 shares were outstanding. At December 31, 2014, 54,398,421 shares were issued and 51,918,965 shares were outstanding

Stock Repurchase Program

In January 2016, the Board of Directors authorized a stock repurchase program under which shares, not to exceed $6.0 million in aggregate cost, of our outstanding common stock can be repurchased through June 30, 2016 at the discretion of management. We account for stock repurchases using the cost method. Cost includes fees charged in connection with acquiring the treasury stock. As of February 29, 2016, 673,700 shares at an aggregate cost of $4.1 million had been repurchased under this authorization.

A stock repurchase program was not in place during the year ended December 31, 2015, therefore no shares were repurchased during 2015.

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

Warrants

There were no warrants outstanding as of December 31, 2015.

During the year ended December 31, 2015, warrants to purchase 200,000 shares of common stock were exercised for cash at a price of $1.00 per share. The proceeds received for this exercise totaled $200,000.

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

A summary of our warrant activity is as follows (in thousands, except exercise prices and contractual life data):

	Years Ended December 31,
	2015	2014	2013
Outstanding, beginning of period	200	650	950
Exercised during the period	(200)	(361)	(280)
Cancelled during the period	—	(89)	(20)
Outstanding, end of period	—	200	650
Weighted average exercise price of warrants outstanding at end of period	$0	$1.00	$1.00
Weighted average remaining contractual life, in years, of warrants outstanding at end of period	0	0.5	1.0

Note 12 — Stock-Based Compensation

Stock Option Plan

We maintain an equity incentive plan, the Amended and Restated 2008 Equity Incentive Plan (the “Plan”), that permits the grant of stock options, stock appreciation rights (“SARs”), restricted stock (“RS, RSAs, or RSUs”), performance units, performance shares, and other stock-based awards to employees, officers, directors, and consultants. We have granted stock options SARs, RSUs, and RSAs under this plan. Stock-based awards granted under this plan generally vest over four years and expire no more than ten years after the date of grant. Under the Plan, our Board of Directors is authorized to reserve for issuance up to 10,000,000 shares of common stock, all of which had been reserved as of December 31, 2015. The Plan supersedes all previously issued stock option plans and is currently the only available plan from which options may be granted. Shares available for grant under the Plan were 1,536,009 and 2,808,973 at December 31, 2015 and 2014, respectively.

Stock Option Activity

The following table summarizes the stock option activity under the Plan, inclusive of options granted under all previous plans:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (2)
Balance December 31, 2012	6,516,082	$4.25	7.5	$2,994,000
Granted	1,074,252	$4.06	—	—
Exercised	(168,215)	$2.40	—	—
Forfeited	(311,497)	$4.00	—	—
Balance December 31, 2013	7,110,622	$4.28	6.7	$13,017,000
Granted	1,922,000	$5.22	—	—
Exercised	(872,997)	$2.70	—	—
Forfeited	(1,883,596)	$5.21	—	—
Balance December 31, 2014	6,276,029	$4.51	7.0	$8,065,000
Granted	2,611,910	$3.01	—	—
Exercised	(349,814)	$3.22	—	—
Forfeited	(1,339,646)	$3.18	—	—
Balance December 31, 2015	7,198,479	$3.97	7.0	$22,875,000

Vested and exercisable as of December 31, 2015	4,179,765	$4.28	5.5	$12,202,000
Vested and exercisable as of December 31, 2015 and expected to vest thereafter(1)	6,782,821	$4.00	6.9	$21,378,000

(1) Options that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of ASC 718, “Compensation — Stock Compensation.”

(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of December 31, 2015 of $7.07 per share

	Years Ended December 31,
	2015	2014	2013
Weighted average fair value of options granted to employees (per share)	$1.50	$2.41	$2.08
Aggregate intrinsic value of options exercised (in thousands)	$942	$1,842	$464
Fair value of options vested (in thousands)	$4,657	$2,027	$2,209

As of December 31, 2015, total unrecognized compensation cost related to non-vested options was $4.9 million, which is expected to be recognized as expense over a weighted average period of approximately 3.0 years.

Restricted Stock

There were no outstanding restricted stock awards as of December 31, 2015.

On December 31, 2014, the Company granted 27,609 shares of restricted stock to a member of its Board of Directors as compensation for services provided in addition to his normal director services. The restricted shares were fully vested on March 16, 2015.

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

The following table summarizes the restricted stock activity under the Plan:

	Shares	Weighted Average Grant-Date Fair Value
		(Per share)
Outstanding at December 31, 2012	3,501	$7.13
Vested	(3,084)	$7.13
Forfeited	(417)	$7.13
Outstanding at December 31, 2013	—	$—
Awarded	27,609	$5.27
Outstanding at December 31, 2014	27,609	$5.27
Vested	(27,609)	$5.27
Outstanding at December 31, 2015	—	$—

As of December 31, 2015, there was no unrecognized compensation cost related to non-vested restricted stock.

Stock Based Compensation

We applied ASC 718, “Compensation — Stock Compensation,” during the years ended December 31, 2015, 2014, and 2013 and recognized related compensation expense of $4.1 million, $2.1 million, and $2.2 million, respectively, related to stock options and restricted stock units.

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

Expected Term: For the year ended 2013, we blended the Company’s historical data with disclosure information from similar publicly-traded companies to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior to determine the expected term of options. For the years ended December 31, 2015 and 2014, we used only our own historical data to determine the expected term of options based on historical exercise data. As there was no historical exercise data for non-employee directors, the Company determined the expected term based on the simplified method.

Expected Volatility: For the year ended 2013, the expected volatility was determined using a blend of the historical volatility of our stock since becoming a public entity in 2008 and the volatility of a representative industry peer group. For the years ended December 31, 2015 and 2014, we determined expected volatility based on our own historical data and the corresponding expected term that was determined using the Company’s historical exercise data.

Risk-Free Interest Rate: The risk-free rate is based on U.S. Treasury issues with remaining terms similar to the expected term on the options.

Dividend Yield: We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future; therefore, we use an expected dividend yield of zero in the valuation model.

Forfeitures: We estimate forfeitures at the time of grant and revise those estimates periodically in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If our actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Stock-Based Compensation — Employee Stock Options and Restricted Stock Awards

The estimated grant date fair values of stock options granted to employees were calculated using the Black-Scholes option pricing model based on the following assumptions:

	Years Ended December 31,
	2015			2014			2013
Weighted average expected life (years)		4.71			3.87			5.2
Weighted average expected volatility		61.79%			61%			59%
Risk-free interest rate	1.12%	-	2.19%	0.98%	-	1.28%	0.84%	-	1.42%
Weighted average dividend yield		0%			0%			0%

Stock-based compensation expense related to the fair value measurement of awards granted to employees was allocated as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cost of revenue	$130	$101	$74
General and administrative	3,139	1,174	1,480
Sales and marketing	436	487	424
Research and development	354	342	197
Total employee stock-based compensation expense	$4,059	$2,104	$2,175

Stock-Based Compensation — Non-Employee Stock Options

We account for awards granted to non-employees, other than members of our Board of Directors, in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees,” which requires such awards to be recorded at their fair value on the measurement date using the Black-Scholes option pricing model. The measurement of stock-based compensation is subject to periodic adjustment as the underlying awards vest.

The fair value of stock options issued to non-employees other than members of our Board of Directors was calculated using the Black-Scholes option pricing model based on the following assumptions. There were no stock options issued to or outstanding for non-employees other than members of our Board of Directors during 2015 and 2014:

	Years Ended December 31,
	2015	2014	2013
Weighted average expected life (years)	—	—		0.25
Weighted average expected volatility	—	—		69%
Risk-free interest rate	—	—	0.07%	-	0.11%
Weighted average dividend yield	—	—		0%

Stock-based compensation expense related to awards granted to non-employees other than members of our Board of Directors was allocated as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
General and administrative	$—	$—	$2
Total non-employee stock-based compensation expense	$—	$—	$2

Note 13 — Business Segment and Geographic Information

We manufacture and sell high-efficiency energy recovery devices and pumps as well as related products and services. Our chief operating decision-maker (“CODM”) is the chief executive officer (“CEO”).

Following the appointment of a new CEO in April 2015, new internal reporting was developed for making operating decisions and assessing financial performance. Beginning July 1, 2015, a new internal organizational and reporting structure was implemented and we began reporting segment information on a basis reflecting this new structure. Prior period amounts have been adjusted retrospectively to reflect this new internal reporting structure.

Our reportable operating segments consist of the Water Segment and the Oil & Gas Segment. These segments are based on the industries in which the products are sold, the type of energy recovery device sold, and the related products and services. The Water Segment consists of revenue associated with products sold for use in reverse osmosis water desalination, as well as the related identifiable expenses. The Oil & Gas Segment consists of revenue associated with products sold for use in gas processing, chemical processing, and hydraulic fracturing, as well as related identifiable expenses. Operating income for each segment excludes other income and expenses and certain expenses managed outside the operating segment. Costs excluded from operating income include various corporate expenses such as certain share-based compensation expenses, income taxes, and other separately managed general and administrative expenses not related to the identified segments. Assets and liabilities are reviewed at the consolidated level by the CODM and are not accounted for by segment. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

The following summarizes financial information by segment for the periods presented (in thousands):

	Year Ended December 31, 2015
	Water	Oil &Gas	Total
Product revenue	$43,530	$141	$43,671
Product cost of revenue	19,045	66	19,111
Product gross profit	24,485	75	24,560

License and development revenue	—	1,042	1,042

Operating expenses:
General and administrative	936	1,797	2,733
Sales and marketing	4,918	4,070	8,988
Research and development	1,126	6,552	7,678
Amortization of intangibles	635	—	635
Operating expenses	7,615	12,419	20,034
Operating income (loss)	$16,870	$(11,302)	5,568
Less:
Corporate operating expenses			17,359
Consolidated operating loss			(11,791)
Non-operating expenses			(181)
Loss before income taxes			$(11,972)

	Year Ended December 31, 2014
	Water	Oil &Gas	Total
Product revenue	$29,643	$783	$30,426
Product cost of revenue	13,713	—	13,713
Product gross profit	15,930	783	16,713
Operating expenses:
General and administrative	1,756	917	2,673
Sales and marketing	4,169	5,383	9,552
Research and development	1,453	8,237	9,690
Amortization of intangibles	842	—	842
Operating expenses	8,220	14,537	22,757
Operating income (loss)	$7,710	$(13,754)	(6,044)
Less:
Corporate operating expenses			12,439
Consolidated operating loss			(18,483)
Non-operating income			69
Loss before income taxes			$(18,414)

	Year Ended December 31, 2013
	Water	Oil &Gas	Total
Product revenue	$43,045	$—	$43,045
Product cost of revenue	17,323	—	17,323
Product gross profit	25,722	—	25,722
Operating expenses:
General and administrative	2,618	1,596	4,214
Sales and marketing	6,193	1,131	7,324
Research and development	1,759	2,602	4,361
Amortization of intangibles	921	—	921
Restructuring charges	184	—	184
Operating expenses	11,675	5,329	17,004
Operating income (loss)	$14,047	$(5,329)	8,718
Less:
Corporate operating expenses			11,606
Consolidated operating loss			(2,888)
Non-operating income			109
Loss before income taxes			$(2,779)

Depreciation and amortization expense by segment was as follows:

	Years Ended December 31,
Segment	2015	2014	2013
Water	$3,192	$3,518	$3,533
Oil & Gas	203	105	26
Corporate	443	405	238
Total depreciation and amortization	$3,838	$4,028	$3,797

The following geographic information includes product revenue to our domestic and international customers based on the customers’ requested delivery locations, except for certain cases in which the customer directed us to deliver its products to a location that differs from the known ultimate location of use. In such cases, the ultimate location of use, rather than the delivery location, is reflected in the table below (in thousands, except percentages):

	Years Ended December 31,
	2015	2014		2013
Domestic product revenue	$2,861	$1,273		$5,437
International product revenue	40,810	29,153		37,608
Total revenue	$43,671	$30,426		$43,045

Product revenue by country:
Qatar	13%	*	%	*	%
Oman	12	2		11
United Arab Emirates	10	2		9
China	8	10		9
United States	7	4		13
Egypt	6	10		3
India	3	16		6
Saudi Arabia	3	5		17
Others(1)	38	51		32
Total	100%	100%		100%

*        Represents less than 1%

(1)      Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our product revenue during any of the periods presented.

All of our long-lived assets were located in the United States at December 31, 2015 and 2014.

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

Customer Concentration

Customers accounting for 10% or more of our combined accounts receivable and unbilled receivables were as follows:

	December 31,
	2015	2014
Customer A	26%	2%
Customer B	18%	*
Customer C	9%	32%
Customer D	2%	11%

*     None

No other customer accounted for more than 10% of our combined accounts receivable and unbilled receivables during any of these periods.

Product revenue from customers representing 10% or more of product revenue varies from period to period. Customers representing 10% or more of product revenue for the periods indicated were:

	December 31,
	2015	2014	2013
Customer B	14%	*	15%
Customer C	1%	14%	7%

*     Less than 1%

No other customer accounted for more than 10% of our product revenue during any of these periods.

One customer accounts for 100% of our License and development revenue.

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

During the years ended December 31, 2015 and 2014, there were no further costs related to this restructuring activity.

The major components of the restructuring charges relating to the consolidation of our North American operations were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Losses on disposals/sale and impairment of assets held for sale	$—	$—	$184

Liabilities associated with the North American operations restructuring plan were zero at December 31, 2015 and 2014.

Note 16 — Schlumberger License Agreement

On October 14, 2015, the Company and Schlumberger Technology Corporation (“Schlumberger”) signed a fifteen (15) year license agreement which provides Schlumberger with exclusive worldwide rights to the Company’s VorTeq hydraulic fracturing technology for use in hydraulic fracturing onshore applications (the “Schlumberger License Agreement”).

The VorTeq is made up of cartridges though which hydraulic fracturing fluid passes and a missile that houses the cartridges. The Schlumberger License Agreement includes up to $125 million in consideration paid in stages: (i) a $75 million non-refundable upfront payment; and (ii) two (2) payments of $25 million each upon achieving specified development milestones (“Milestone Payment 1 and 2”). Once the VorTeq is commercialized, Schlumberger will begin paying ongoing recurring monthly fees to the Company for supply and service of the cartridges based on the number of VorTeq’s in operation which is subject to the greater of a minimum adoption curve or the adoption rate of the technology.

The agreement includes both contingent and non-contingent deliverables. Non-contingent deliverables include the license, development services to commercialize the technology, and support services. Contingent deliverables include the supply and service of the cartridges and development services related to the integration of the commercialized technology with Schlumberger equipment.

The Company applied the guidance for multi-element arrangements in identifying deliverables, determining units of accounting, allocating total contract consideration to the units of accounting, and recognizing revenue. It was determined that the non-contingent deliverables did not have stand-alone value individually, but did on a combined basis, and therefore represented a unit of accounting. The license will provide access to the technology over the term of the agreement and, along with the support, is the final deliverable in this unit of accounting. The $75 million upfront payment was allocated to this unit of accounting and revenue is recognized on a straight-line basis over the fifteen (15) year term of the license, starting from the day that the license agreement was signed and all services commenced. We recognized license fees of $1.0 million in 2015 as License and development revenue and we had a deferred revenue balance of $74.0 million related to the upfront license fee as of December 31, 2015. The cartridge supply and support services are not assessed to have stand-alone value independent of each other and fees for these deliverables will be recognized as earned.

Milestone Payment 1 of $25 million is payable upon a successful five (5) stage yard test at a Schlumberger test facility. If a successful yard test is not achieved by the target date, the payment will be delayed until the successful yard test is achieved. The Milestone Payment 2 of $25 million is payable upon a successful twenty (20) stage hydraulic fracturing at a Schlumberger customer live well. If success is not achieved by the target date, the payment will be delayed until the successful live well test is achieved. The achievement of either milestone and receipt of the related payments is subject to a high degree of uncertainty.

With respect to the Milestone Payments, the Company determined the payments did meet the definition of a substantive milestone. The factors considered in the determination that each milestone was substantive included whether the consideration earned from the achievement of the milestone is commensurate with the vendor's performance or the enhancement of value; the degree of certainty in achieving the milestone; whether the milestone relates solely to past performance; and whether the consideration earned from the achievement of the milestone is reasonable relative to all of the deliverables and payment terms within the arrangement.

Since these milestone payments represent research and development deliverables in which performance obligations are satisfied over a period of time and in which the consideration is contingent upon uncertain future events or circumstances, the Company elected the milestone method of accounting and revenue will be recognized in the period in which the milestones are achieved. For the year ending December 31, 2015, no revenue was recognized for the Milestones Payments, nor in any other periods presented.

Achievement of Milestone Payment 2 is the gating item to the commercialization of the VorTeq. Following Milestone Payment 2, Schlumberger will begin integrating the technology into its fleets. When the technology is integrated into Schlumberger’s fleets, the Company will begin providing cartridges and servicing those cartridges which will generate ongoing recurring revenues. The monthly recurring royalty fee per VorTeq in use will be paid based on the greater of a minimum adoption curve or the adoption rate of the technology. Further, a provision is made for an advance royalty payment to which recurring royalty fees will be applied.

The exclusive nature of the agreement terminates if Schlumberger does not meet the specified minimum adoption curves. In the event the Company is not able to meet the specified development milestones and successfully commercialize the technology, the license continues on an exclusive nature for the full term.

With respect to the cartridges and associated service, royalty revenue will be recognized as royalties are earned, that is, in the period in which the contingency regarding royalties are resolved and the amount of royalties are fixed and determinable based on the cartridges delivered.

Note 17 — Supplementary Data — Quarterly Financial Data (unaudited)

The following table presents certain unaudited consolidated quarterly financial information for each of the eight fiscal quarters in the period ended December 31, 2015. This quarterly information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for these quarterly periods are not necessarily indicative of the operating results for a full year or any future period.

QUARTERLY FINANCIAL DATA (unaudited)

	Three Months Ended,
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(In thousands, except per share amounts)
Quarterly Results of Operations(1)
Product revenue	$15,211	$12,112	$10,484	$5,864
Product cost of revenue	6,796	4,948	4,836	2,531
Product gross profit	8,415	7,164	5,648	3,333

License and development revenue	1,042	—	—	—

Operating expenses:
General and administrative(2)	4,543	3,590	5,362	6,278
Sales and marketing	2,704	2,195	1,994	2,433
Research and development	2,242	1,474	1,410	2,533
Amortization of intangible assets	159	159	158	159
Loss from operations	$(191)	$(254)	$(3,276)	$(8,070)
Net income (loss)	$312	$(340)	$(3,327)	$(8,283)
Earnings (loss) per share:
Basic	$0.01	$(0.01)	$(0.06)	$(0.16)
Diluted	$0.01	$(0.01)	$(0.06)	$(0.16)

	Three Months Ended,
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(In thousands, except per share amounts)
Quarterly Results of Operations(1)
Product revenue	$14,780	$5,342	$6,407	$3,897
Product cost of revenue	5,722	3,007	3,332	1,652
Product gross profit	9,058	2,335	3,075	2,245

Operating expenses:
General and administrative(3)	6,027	3,078	2,995	2,039
Sales and marketing	2,977	2,351	2,702	2,495
Research and development(4)	4,601	2,131	1,724	1,234
Amortization of intangible assets	196	216	215	215
Loss from operations	$(4,743)	$(5,441)	$(4,561)	$(3,738)
Net loss	$(4,905)	$(5,506)	$(4,611)	$(3,683)
Loss per share:
Basic and diluted	$(0.09)	$(0.11)	$(0.09)	$(0.07)

(1)	Quarterly results may not add up to annual results due to rounding.
(2)

The increase in general and administrative expense in the first and second quarters of 2015 were substantially related to the resignation of our former Chief Executive Officer and the termination of the former Senior Vice-President of Sales.

(3)	The increase in general and administrative expense in the fourth quarter of 2014 was substantially related to the termination of the former Senior Vice-President of Sales.
(4)	The increase in research and development expense in the fourth quarter of 2014 was related to direct research and development project costs associated with new product initiatives.

Note 18 — Subsequent Events

See Note 11 — “Stockholders’ Equity” for discussion of stock repurchases during the first quarter of 2016.

See Note 9 — “Commitments and Contingencies - Litigation” for discussion of litigation matters arising in 2016.

On February 24, 2016, the Compensation Committee of the Board of Directors approved the Annual Incentive Plan for 2016. A copy of this plan was filed with the SEC on Form 8-K, on March 1, 2016.

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

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Accounting Firm

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Energy Recovery, Inc.

San Leandro, California

We have audited Energy Recovery, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Energy Recovery, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, which is included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Energy Recovery, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Energy Recovery, Inc. as of December 31, 2015 and 2014, and the related Consolidated Statements of Operations, Comprehensive Loss, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2015, and our report dated March 3, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 3, 2016

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

Item 9B — Other Information

None.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The information required by this Item is included in and incorporated by reference from the Company’s Definitive Proxy Statement (the “Proxy Statement”) for our Annual Meeting of Stockholders to be held on June 23, 2016, which will be filed by the Company with the SEC prior to April 30, 2016.

Item 11 — Executive Compensation

The information required by this Item is included in and incorporated by reference from the Proxy Statement.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth equity compensation plan information as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column
Equity compensation plans approved by security holders (1)	7,198,479	$3.97	1,536,009
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

(1)

Represents shares of the Company’s common stock issuable upon exercise of options outstanding under the following equity compensation plans: the 2006 Stock Option/Stock Issuance Plan, the 2008 Equity Incentive Plan, and the Amended and Restated 2008 Equity Incentive Plan.

Except as otherwise disclosed, the remaining information required by this Item is included in and incorporated by reference from the Proxy Statement.

Item 13 — Certain Relationships and Related Transactions and Director Independence

The information required by this Item is included in and incorporated by reference from the Proxy Statement.

Item 14 — Principal Accountant Fees and Services

The information required by this item is included in and incorporated by reference from the Proxy Statement.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

(a) The following documents are included as part of this Annual Report on Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Changes in Estimates Charged to Costs and Expenses(1)	Deductions(2)		Balance at End of Period
	(In thousands)
Year Ended December 31, 2013
Allowance for doubtful accounts	$217	$346	$(277)		$(45)	$241
Year Ended December 31, 2014
Allowance for doubtful accounts	$241	$299	$(383)		$(2)	$155
Year Ended December 31, 2015
Allowance for doubtful accounts	$155	$112	$(101)	$		$166

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Leandro, State of California, on the 3rd day of March 2016.

ENERGY RECOVERY, INC.

By:	/s/ JOEL GAY
Joel Gay
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOEL GAY	President and Chief Executive Officer	March 3, 2016
Joel Gay	(Principal Executive Officer)

/s/ CHRIS GANNON	Chief Financial Officer	March 3, 2016
Chris Gannon	(Principal Financial Officer)

/s/ HANS PETER MICHELET	Director and Chairman of the Board	March 3, 2016
Hans Peter Michelet

/s/ ALEXANDER J. BUEHLER	Director	March 3, 2016
Alexander J. Buehler

/s/ OLAV FJELL	Director	March 3, 2016
Olav Fjell

/s/ ARVE HANSTVEIT	Director	March 3, 2016
Arve Hanstveit

/s/ Ole Peter Lorentzen	Director	March 3, 2016
Ole Peter Lorentzen

/s/ ROBERT YU LANG MAO	Director	March 3, 2016
Robert Yu Lang Mao

/s/ DOMINIQUE TREMPONT	Director	March 3, 2016
Dominique Trempont

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 7, 2008.	10-K	001-34112	3.1	3/27/2009

3.2	Amended and Restated Bylaws, effective as of July 8, 2008.	10-K	001-34112	3.2	3/27/2009

10.1*	Form of Indemnification Agreement between the Company and its directors and officers.	S-1/A	333-150007	10.1	5/12/2008

10.2*	2006 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.	S-1	333-150007	10.5	4/1/2008

10.3*	Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.	S-1	333-150007	10.5.1	4/1/2008

10.4*	Second Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.	S-1	333-150007	10.5.2	4/1/2008

10.5*	2008 Equity Incentive Plan of the Company and form of Stock Option Agreement thereunder.	S-1/A	333-150007	10.6	5/12/2008

10.6*	Energy Recovery Inc. Amended and Restated 2008 Equity Incentive Plan	DEF14A	001-34112	Appendix A	4/27/2012

10.7	Modified Industrial Gross Lease Agreement dated November 25, 2008, between the Company and Doolittle Williams, LLC.	10-K	001-34112	10.17	3/27/2009

10.8	First Amendment to Modified Industrial Gross Lease dated May 28, 2009, between the Company and Doolittle Williams, LLC.	10-Q	001-34112	10.17.1	8/7/2009

10.9	Second Amendment to Modified Industrial Gross Lease dated June 26, 2009, between the Company and Doolittle Williams, LLC.	10-Q	001-34112	10.17.2	8/7/2009

10.10	Third Amendment to Modified Industrial Gross Lease dated November 10, 2010 between the Company and Doolittle Williams, LLC	10-K	001-34112	10.14	03/12/2013

10.11*	Offer Letter dated February 14, 2011, to Thomas Rooney.	8-K	001-34112	99.2	2/15/2011

10.12	Control Agreement dated July 7, 2011, between the Company, Citibank, N.A., Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC.	10-Q	001-34112	10.43	8/8/2011

10.13*	Energy Recovery, Inc. Change in Control Severance Plan dated March 5, 2012	8-K	001-34112	10.1	3/9/2012

10.14	Loan Agreement dated June 5, 2012 between Company and HSBC Bank, USA, National Association	8-K	001-34112	10.1	6/11/2012

10.15*	Energy Recovery, Inc. Annual Incentive Plan dated January 1, 2014	8-K	001-34112	10.1	4/30/2014

10.16*	Offer Letter dated June 26, 2014, to Joel Gay	8-K/A	001-34112	99.2	7/8/2014

10.17	Radakovich Settlement Agreement	10-Q	001-34112	10.1	11/10/2014

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.18*	Offer Letter dated September 22, 2014, to David Barnes	10-Q	001-34112	10.2	11/10/2014

10.19*	Amendment to Offer Letter, dated as of January 12, 2015 to Thomas S. Rooney, Jr.	8-K	001-34112	10.1	1/13/2015

10.20*	Draft Consulting Agreement with Thomas S. Rooney, Jr.	8-K	001-34112	10.2	1/13/2015

10.21	Resignation, Transition, and Separation Agreement with Audrey Bold	8-K	001-34112	99.1	4/16/2015

10.22*	Energy Recovery, Inc. 2015 Annual Incentive Plan	8-K	001-34112	10.1	4/29/2015

10.23*	Offer Letter to Mr. Joel Gay	8-K	001-34112	99.2	4/29/2015

10.24*	Promotion Letter to Ms. Sharon Smith-Lenox	8-K	001-34112	99.1	5/1/2015

10.25*	Offer Letter to Mr. Eric Siebert, dated May 5, 2015	10-K	001-34112			X

10.26	Settlement and Mutual Release Agreement	8-K	001-34112	99.1	05/13/2015

10.27*	Offer Letter to Mr. Chris Gannon	8-K	001-34112	99.1	5/15/2015

10.28	Resignation of Mr. David Barnes	8-K	001-34112		6/4/2015

10.29	Second Amendment to Loan Agreement with HSBC Bank USA, National Association	10-Q	001-34112	10.7	8/6/2015

10.30*	Offer Letter to Ms. Emily Smith dated September 17, 2015	10-K	001-34112			X

10.31**	License Agreement by and between ERI Energy Recovery Ireland, Ltd. and Schlumberger Technology Corporation	10-K	001-34112			X

10.32	Termination of Mr. David Barnes	8-K/A	001-34112		2/3/2016

10.33	Energy Recovery, Inc. Annual Incentive Plan	8-K	001-34112		03/01/2016

14.1	Code of Ethics of Energy Recovery, Inc. Additional Conduct and Ethics Policies for the Chief Executive Officer and Senior Financial Officers.	10-K	001-34112	14.1	3/27/2009

18.1	BDO USA, LLP, Letter re Change in Method of Accounting for Inventory Valuation	10-Q	001-34112	18.1	5/8/2014

21.1	List of subsidiaries of the Company.					X

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement.
**

Portions of this exhibit have been omitted based on a request for Confidential Treatment submitted to the Securities and Exchange Commission (the “SEC”). The omitted information has been filed separately with the SEC as a part of the confidential treatment request. In the event that the SEC should deny such request in whole or in part, the relavant, previously omitted portions of this exhibit shall be publicly filed.