Form 10-Q
period 2016-03-31
Energy Recovery, Inc.
filed 2016-05-05
CIK 1421517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of April 29, 2016, there were 52,334,038 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value)

(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$96,527	$99,931
Restricted cash	1,232	1,490
Short-term investments	255	257
Accounts receivable, net of allowance for doubtful accounts of $156 and $166 at March 31, 2016 and December 31, 2015, respectively	7,683	11,590
Unbilled receivables, current	1,804	1,879
Inventories	6,725	6,503
Income tax receivable	2	—
Deferred tax assets, net	1,145	938
Prepaid expenses and other current assets	1,299	943
Total current assets	116,672	123,531
Restricted cash, non-current	2,911	2,317
Unbilled receivables, non-current	—	6
Property and equipment, net of accumulated depreciation of $19,113 and $18,338 at March 31, 2016 and December 31, 2015, respectively	9,956	10,622
Goodwill	12,790	12,790
Other intangible assets, net	2,374	2,531
Other assets, non-current	2	2
Total assets	$144,705	$151,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,592	$1,865
Accrued expenses and other current liabilities	4,984	7,808
Income taxes payable	—	2
Accrued warranty reserve	428	461
Deferred revenue	5,619	5,878
Current portion of long-term debt	10	10
Total current liabilities	13,633	16,024
Long-term debt, net of current portion	36	38
Deferred tax liabilities, non-current, net	2,360	2,360
Deferred revenue, non-current	67,766	69,000
Other non-current liabilities	674	718
Total liabilities	84,469	88,140
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 55,368,637 shares issued and 52,215,481 shares outstanding at March 31, 2016, and 54,948,235 shares issued and 52,468,779 shares outstanding at December 31, 2015	55	55
Additional paid-in capital	132,469	129,809
Accumulated other comprehensive loss	(75)	(64)
Treasury stock at cost, 3,153,156 and 2,479,456 shares repurchased at March 31, 2016 and December 31, 2015, respectively	(10,941)	(6,835)
Accumulated deficit	(61,272)	(59,306)
Total stockholders’ equity	60,236	63,659
Total liabilities and stockholders’ equity	$144,705	$151,799

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Product revenue	$10,051	$5,864
Product cost of revenue	3,674	2,531
Product gross profit	6,377	3,333

License and development revenue	1,250	—

Operating expenses:
General and administrative	4,884	6,278
Sales and marketing	2,070	2,433
Research and development	2,665	2,533
Amortization of intangible assets	157	159
Total operating expenses	9,776	11,403
Loss from operations	(2,149)	(8,070)

Other expense:
Interest expense	(1)	(40)
Other non-operating expense	(21)	(102)
Loss before income taxes	(2,171)	(8,212)
(Benefit) provision for income taxes	(205)	71
Net loss	$(1,966)	$(8,283)

Basic and diluted net loss per share	$(0.04)	$(0.16)

Shares used in basic and diluted per share calculation	52,207	51,948

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(1,966)	$(8,283)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(12)	31
Unrealized gain on investments	1	3
Other comprehensive (loss) income	(11)	34
Comprehensive loss	$(1,977)	$(8,249)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(1,966)	$(8,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,188	1,140
Depreciation and amortization	932	979
Unrealized loss on foreign currency transactions	53	124
Change in fair value of put options	29	—
Valuation adjustments for excess or obsolete inventory	12	(10)
Provision for doubtful accounts	4	2
Amortization of premiums on investments	3	79
Provision for warranty claims	—	21
Deferred income taxes	(207)	65
Reversal of accruals related to expired warranties	(33)	—
Other non-cash adjustments	(44)	428
Changes in operating assets and liabilities:
Accounts receivable	3,904	5,524
Accounts payable	727	215
Unbilled receivables	81	314
Income taxes payable	(4)	2
Inventories	(234)	(1,120)
Deferred revenue, product	(245)	574
Prepaid and other assets	(385)	154
Deferred revenue, SLB license	(1,250)	—
Accrued expenses and other liabilities	(2,825)	(1,192)
Net cash used in operating activities	(260)	(984)

Cash Flows From Investing Activities
Maturities of marketable securities	—	4,675
Capital expenditures	(152)	(179)
Restricted cash	(335)	1,084
Net cash (used in) provided by investing activities	(487)	5,580

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	1,515	250
Proceeds from long-term debt	—	55
Repayment of long-term debt	(2)	—
Repurchase of common stock	(4,106)	—
Net cash (used in) provided by financing activities	(2,593)	305
Effect of exchange rate differences on cash and cash equivalents	(64)	(11)
Net change in cash and cash equivalents	(3,404)	4,890
Cash and cash equivalents, beginning of period	99,931	15,501
Cash and cash equivalents, end of period	$96,527	$20,391

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “our”, “us”, or “we”) is an energy solutions provider. We convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our core competencies are fluid dynamics and advanced material science. Our solutions are marketed and sold in fluid flow markets, such as water and oil & gas.

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

The accompanying condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements, and may not include all disclosures required by U.S. GAAP; however, we believe that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on March 3, 2016.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The amendment requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09. Based on the FASB’s decision, ASU 2014-09 will apply to us for annual reporting periods beginning after December 15, 2017, including interim reporting periods within annual reporting periods beginning after December 15, 2017. Additionally, the FASB decided to permit early adoption, but not before the original effective date (that is, annual periods beginning after December 15, 2016). The FASB issued ASU 2015-14 in August 2015, formally deferring the effective date of ASU 2014-09 by one year. We expect to adopt this guidance as of January 1, 2018. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). ASU 2016-02 impacts any entity that enters into a lease with some specified scope exceptions. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of this guidance, but do not expect the adoption of this standard to have a material impact on our financial statements.

In March and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively, Revenue from Contracts with Customers (Topic 606). The amendments in the Updates are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for both ASU 2016-08 and ASU 2016-10 are the same as those for ASU 2014-09 as deferred by ASU 2015-14.

In March 2016, the FASB issued ASU No. 2016-09 Compensation – Stock Compensation (Topic 718). ASU 2016-09 affects any entity that issues share-based payment awards to their employees and is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods with those annual periods. Early adoption is permitted. We have not evaluated the impact of this guidance, but do not expect the adoption of this standard to have a material impact on our financial statements.

Note 2 — Goodwill and Other Intangible Assets

Goodwill as of March 31, 2016 and December 31, 2015 of $12.8 million was the result of our acquisition of Pump Engineering, LLC in December 2009. During the three months ended March 31, 2016, there were no changes in the recognized amount of goodwill, and there has been no impairment of goodwill to date.

The components of identifiable other intangible assets, all of which are finite-lived, as of the dates indicated were as follows (in thousands):

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(3,863)	$—	$2,237
Non-compete agreements	1,310	(1,310)	—	—
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(990)	—	—
Patents	585	(406)	(42)	137
Total	$11,485	$(8,049)	$(1,062)	$2,374

	December 31, 2015

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(3,711)	$—	$2,389
Non-compete agreements	1,310	(1,310)	—	—
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(990)	—	—
Patents	585	(401)	(42)	142
Total	$11,485	$(7,892)	$(1,062)	$2,531

Accumulated impairment losses at March 31, 2016 include impairment charges for trademarks in 2012 and impairment charges for patents in 2007 and 2010.

Note 3 — Loss per Share

Basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period. Potential dilutive securities are excluded from the calculation of loss per share, as their inclusion would be anti-dilutive.

The following table shows the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(1,966)	$(8,283)
Denominator:
Basic and diluted weighted average common shares outstanding	52,207	51,948

Basic and diluted net loss per share	$(0.04)	$(0.16)

The following potential common shares were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive (in thousands):

	Three months Ended March 31,
	2016	2015
Stock options	7,432	7,864
Warrants	—	200
Restricted awards	205	—

Note 4 — Other Financial Information

Restricted Cash

We have pledged cash in connection with stand-by letters of credit. We have deposited corresponding amounts into a money market account at a financial institution for these items as follows (in thousands):

	March 31, 2016	December 31, 2015
Current collateral for stand-by letters of credit	$1,232	$1,490
Non-current collateral for stand-by letters of credit	2,911	2,317
Total restricted cash	$4,143	$3,807

Inventories

Our inventories are stated at the lower of cost (using the first-in, first-out “FIFO” method) or market and consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$2,380	$2,590
Work in process	1,990	1,689
Finished goods	2,355	2,224
Inventories	$6,725	$6,503

Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Foreign currency put option	$4	$33
Interest receivable	15	4
Supplier advances	106	171
Prepaid rent	142	7
Other prepaid expenses and current assets	1,032	728
Total prepaid and other current assets	$1,299	$943

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Payroll and commissions payable	$2,194	$5,086
Accrued legal expenses	306	217
Other accrued expenses and current liabilities	2,484	2,505
Accrued expenses and other current liabilities	$4,984	$7,808

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component for the quarter ended March 31, 2016, were as follows (in thousands):

	Foreign Currency Translation Adjustments Net of Tax Benefit	Unrealized Gains (Losses) on Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(63)	$(1)	$(64)
Net other comprehensive (loss) income	(12)	1	(11)
Balance, March 31, 2016	$(75)	$—	$(75)

There were no reclassifications of amounts out of accumulated other comprehensive loss, as there have been no sales of securities or translation adjustments that impacted other comprehensive loss during the quarter. The tax impact of the changes in accumulated other comprehensive loss were not material.

Note 5 — Investments

Our short-term investments are all classified as available-for-sale. There were no sales of available-for-sale securities during the quarter ended March 31, 2016.

Available-for-sale securities as of the dates indicated consisted of the following (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate notes and bonds	$256	$—	$(1)	$255
Total short-term investments	$256	$—	$(1)	$255

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate notes and bonds	$258	$—	$(1)	$257
Total short-term investments	$258	$—	$(1)	$257

Gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated, aggregated by investment category and length of time that the security has been in a continuous loss position, were as follows (in thousands):

	March 31, 2016
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$—	$—	$255	$(1)	$255	$(1)
Total	$—	$—	$255	$(1)	$255	$(1)

	December 31, 2015
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$—	$—	$257	$(1)	$257	$(1)
Total	$—	$—	$257	$(1)	$257	$(1)

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of March 31, 2016 are shown below by contractual maturity (in thousands):

	March 31, 2016
	Amortized Cost	Fair Value
Due in one year or less	$256	$255
Total available-for-sale securities	$256	$255

Note 6 — Long-Term Debt and Line of Credit

Debt

In March 2015, we entered into a loan agreement with a financial institution for a $55,000 fixed-rate installment loan carrying an annual interest rate of 6.35%. The loan is payable in equal monthly installments and matures on April 2, 2020. The note is secured by the asset purchased.

Long-term debt consisted of the following (in thousands)

	March 31, 2016	December 31, 2015
Loan payable	$46	$48
Less: current portion	(10)	(10)
Total long-term debt	$36	$38

Future minimum principal payments due under long-term debt arrangements consist of the following (in thousands):

March 31, 2016
2016 (remaining 9 months)	$8
2017	11
2018	11
2019	12
2020	4
Total debt	$46

Line of Credit

In June 2012, we entered into a loan agreement (the “2012 Agreement”) with a financial institution. The 2012 Agreement matured in and was amended in June 2015. The 2012 Agreement, as amended, provides for a total available credit line of $16.0 million. Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans. The total stand-by letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. At no time may the aggregate of the revolving loans and stand-by letters of credit exceed the total available credit line of $16.0 million. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate or a Eurodollar loan that bears interest equal to the adjusted LIBOR rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The 2012 Agreement, as amended, also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement, as amended, matures in June 2018 and is collateralized by substantially all of our assets.

As of March 31, 2016 and December 31, 2015, there were no advances drawn under the 2012 Agreement. Stand-by letters of credit collateralized under the 2012 Agreement, as amended, totaled $4.1 million and $3.8 million as of March 31, 2016 and December 31, 2015, respectively. Total cash restricted related to these stand-by letters of credit totaled $4.1 million and $3.8 million as of March 31, 2016 and December 31, 2015, respectively.

We are subject to certain financial and administrative covenants under the 2012 Agreement, as amended. As of March 31, 2016, we were in compliance with these covenants.

Note 7 — Equity

Stock Repurchase Program

In January 2016, the Board of Directors authorized a stock repurchase program under which shares, not to exceed $6.0 million in aggregate cost, of our outstanding common stock can be repurchased through June 30, 2016 at the discretion of management. We account for stock repurchases using the cost method. Cost includes fees charged in connection with acquiring the treasury stock. As of March 31, 2016, 673,700 shares, at an aggregate cost of $4.1 million, had been repurchased under this authorization.

Share-Based Compensation Expense

For the three months ended March 31, 2016 and 2015, we recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$38	$35
General and administrative	884	897
Sales and marketing	159	101
Research and development	107	107
Total share-based compensation expense	$1,188	$1,140

As of March 31, 2016, total unrecognized compensation cost related to non-vested share-based awards, net of estimated forfeitures, was $6.2 million, which is expected to be recognized as expense over a weighted average period of approximately 3.35 years.

In February 2016, we granted 20,678 options to purchase stock to a new employee. The options vest over a four-year period, have an exercise price of $6.00 per share, and expire 10 years from the grant date.

In February 2016, we also granted 32,000 options to purchase stock to another new employee. The options vest over a four-year period, have an exercise price of $7.26 per share, and expire 10 years from the grant date.

In March 2016, we granted 650,301 options to purchase stock to officers and other employees. The options vest over a four-year period, have an exercise price of $8.52 per share, and expire 10 years from the grant date.

In March 2016, we also granted 204,514 restricted stock units to officers and other employees. The restricted units vest over a four-year period, have a grant price of $8.52 per share, and expire 10 years from the grant date.

In connection with the resignation of Mr. Juan Otero, as General Counsel, Chief Compliance Officer, and Secretary, additional stock based compensation of approximately $0.5 million was recorded in the first quarter of 2016 related to the continued vesting of awards granted to Mr. Otero prior to his resignation.

Note 8 — Income Taxes

The effective tax rate for the three months ended March 31, 2016 and 2015 was 9.4% and (1.0%), respectively. As of December 31, 2015, a valuation allowance of approximately $21.4 million had been established to reduce our deferred income tax assets to the amount expected to be realized. The tax benefit recognized for the three months ended March 31, 2016, was primarily related to losses in our Ireland subsidiary.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through November 2019. Future minimum lease payments consist of the following (in thousands):

March 31, 2016
2016 (remaining nine months)	1,206
2017	1,577
2018	1,600
2019	1,402
Total future minimum lease payments	$5,785

Product Warranty

The following table summarizes the activity related to the product warranty liability during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$461	$755
Warranty costs charged to cost of revenue	—	21
Release of accrual for expired warranties	(33)	—
Utilization of warranty	—	(20)
Balance, end of period	$428	$756

Purchase Obligations

We enter into purchase order arrangements with our vendors. As of March 31, 2016, there were open purchase orders for which we had not yet received the related goods or services. These arrangements are subject to change based on our sales demand forecasts, and we have the right to cancel the arrangements prior to the date of delivery. As of March 31, 2016, we had approximately $2.0 million of cancellable open purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2016 and December 31, 2015.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts ranging from 5% to 15% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance. These guarantees, generally in the form of stand-by letters of credit or bank guarantees secured by stand-by letters of credit, typically remain in place for periods ranging up to 24 months and in some cases up to 68 months, and relate to the underlying product warranty period. The stand-by letters of credit are collateralized by restricted cash and our credit facility. The $4.1 million in stand-by letters of credit outstanding at March 31, 2016 were collateralized by restricted cash of $4.1 million.

Litigation

On September 10, 2014, the Company terminated the employment of its Senior Vice President, Sales, Borja Blanco, on the basis of breach of duty of trust and conduct leading to conflict of interest. On October 24, 2014, Mr. Blanco filed a labor claim against ERI Iberia in Madrid, Spain challenging the fairness of his dismissal and seeking compensation (“Case 1”). A hearing was held on November 13, 2015 after which the labor court ruled that it did not have jurisdiction over the matter. Mr. Blanco has appealed. At this time, the Company has not determined that an award to Mr. Blanco is probable.

On November 24, 2014, Mr. Blanco filed a second action based on breach of contract theories in the same court as Case 1, but the cases are separate. In Case 2, Mr. Blanco seek s payment of unpaid bonus, stock options, and non-compete compensation. The court ruled that this case is stayed until a final ruling is issued in Case 1. At this time, the Company has not determined that an award to Mr. Blanco is probable.

On January 20 and 27, 2015, two stockholder class action complaints were filed against the Company in the United States District Court of the Northern District of California, on behalf of Energy Recovery stockholders under the captions, Joseph Sabatino v. Energy Recovery, Inc. et al., Case No. 3:15-cv-00265 EMC, and Thomas C. Mowdy v. Energy Recovery, Inc, et al., Case No. 3:15-cv-00374 EMC. The complaints have now been consolidated under the caption, In Re Energy Recovery Inc. Securities Litigation, Case No. 3:15-cv-00265 EMC. The complaint alleges violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act of 1934 based upon alleged public misrepresentations and seeks the recovery of unspecified monetary damages. The Company is not able to estimate the possible loss, if any, due to the early stage of this matter.

On January 27, 2016, a complaint was filed by the Company’s Former Chief Sales Officer, Mr. David Barnes, in the United States District Court for the Northern District of California under the caption, David Barnes v. Energy Recovery, Inc., et al. Case No. 3:16-cv-00477 EMC, related to his separation from the Company and alleging numerous legal claims including, but not limited to, wrongful termination, breach of contracts and negligent and/or intentional misrepresentations to induce Mr. Barnes to join the Company. Mr. Barnes is seeking to recover, among other things, relocation and business expenses, back pay, front pay, lost equity, contractual severance, emotional distress damages, punitive damages, damages under the California Private Attorneys General Act, attorneys’ fees, costs and interest. At this time, the Company is not able to estimate a potential loss, if any, due to the early stage of the matter.

On February 18, 2016, a complaint captioned Goldberg v. Rooney, et al., HG 16804359, was filed in the Superior Court for the State of California, County of Alameda, naming as defendants Thomas Rooney, Alexander J. Buehler, Joel Gay, Ole Peter Lorentzen, Audrey Bold, Arve Hanstveit, Fred Olav Johannessen, Robert Yu Lang Mao, Hans Peter Michelet, Maria Elisabeth Pate-Cornell, Paul Cook, Olav Fjell, and Dominique Trempont (“Individual Defendants”) and naming the Company as a nominal defendant. The complaint is styled as a derivative action being brought on behalf of the Company and generally alleges breach of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment causes of action against the Individual Defendants. At this time, the Company is not able to estimate a potential loss, if any, due to the early stage of the matter.

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

Our reportable operating segments consist of the Water Segment and the Oil & Gas Segment. These segments are based on the industries in which the products are sold, the type of energy recovery device sold, and the related products and services. The Water Segment consists of revenue associated with products sold for use in reverse osmosis water desalination, as well as the related identifiable expenses. The Oil & Gas Segment consists of product revenue associated with products sold for use in gas processing, chemical processing, and hydraulic fracturing and license and development revenue associated with hydraulic fracturing, as well as related identifiable expenses. Operating income for each segment excludes other income and expenses and certain expenses managed outside the operating segment. Costs excluded from operating income include various corporate expenses such as certain share-based compensation expenses, income taxes, and other separately managed general and administrative expenses not related to the identified segments. Assets and liabilities are reviewed at the consolidated level by the CODM and are not accounted for by segment. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

The following summarizes financial information by segment for the periods presented (in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product revenue	$10,051	$—	$10,051	$5,723	$141	$5,864
Product cost of revenue	3,674	—	3,674	2,503	25	2,531
Product gross profit	6,377	—	6,377	3,220	113	3,333

License and development revenue	—	1,250	1,250	—	—	—

Operating expenses:
General and administrative	219	188	407	604	332	936
Sales and marketing	1,129	807	1,936	1,170	1,120	2,290
Research and development	359	2,297	2,656	345	2,160	2,505
Amortization of intangibles	157	—	157	159	—	159
Operating expenses	1,864	3,292	5,156	2,278	3,612	5,890

Operating income (loss)	$4,513	$(2,042)	2,471	$942	$(3,499)	(2,557)
Less:
Corporate operating expenses			4,620			5,513
Consolidated operating loss			(2,149)			(8,070)
Non-operating expenses			(22)			(142)
Loss before income taxes			$(2,171)			$(8,212)

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

	Three Months Ended March 31,
	2016	2015
Domestic product revenue	$185	$264
International product revenue	9,866	5,600
Total product revenue	$10,051	$5,864

Product revenue by country:
Qatar	39%	* %
Spain	11%	13%
United States	2%	5%
Egypt	1%	22%
Others **	47%	60%
Total	100%	100%

*	Less than 1% or none.
**	Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our product revenue during the periods presented.

All of our long-lived assets were located in the United States at March 31, 2016 and December 31, 2015.

Note 11 — Concentrations

Customers accounting for 10% or more of our accounts receivable and unbilled receivables were as follows:

	March 31, 2016	December 31, 2015
Customer A	48%	18%
Customer B	5%	26%

Revenue from customers representing 10% or more of product revenue varies from period to period. For the periods indicated, customers representing 10% or more of product revenue were:

	Three Months Ended March 31,
	2016	2015
Customer A	41%	* %
Customer C	* %	12%
Customer D	3%	12%

* Less than 1% or none.

A single customer, Customer E, represents 100% of our license and development revenue for the three months ended March 31, 2016. There was no license and development revenue recognized for the three months ended March 31, 2015.

Vendors accounting for 10% or more of our accounts payable were as follows:

	March 31, 2016	December 31, 2015
Vendor A	14%	0%

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

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, unbilled receivables, accounts payable, and other accrued expenses approximate fair value due to the short-term maturity of those instruments. For our investments in available-for-sale securities, if quoted prices in active markets for identical investments are not available to determine fair value (Level 1), then we use quoted prices for similar assets or inputs other than quoted prices that are observable either directly or indirectly (Level 2). The investments included in Level 2 consist of corporate agency obligations and the premium paid for foreign currency put options.

The fair value of financial assets and liabilities measured on a recurring basis for the indicated periods was as follows (in thousands):

	March 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$255	$—	$255	$—
Foreign currency put option	4	—	4	—
Total assets	$259	$—	$259	$—

	December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$257	$—	$257	$—
Foreign currency put options	33	—	33	—
Total assets	$290	$—	$290	$—

Note 13 — Related Party Transactions

In January 2016, the Company entered into a lease agreement with EMS USA, Inc. for the use of office space. The President and Chief Executive Officer of EMS USA, Inc. is also a member of the Board of Directors of the Company. The lease is for a term of ninety (90) days with continuation on a month-to-month basis thereafter, with each month being an “Additional Term.” Additional Terms are not to exceed a total of three. The Company paid EMS USA, Inc. $1,668 related to this agreement during the three months ended March 31, 2016.

In March 2016, the Company extended an employee loan to one of its employees for $21,786. The loan is repayable to the Company monthly over six months and is non-interest bearing.

Note 14 - Subsequent Events

On April 20, 2016, the Company announced the receipt of a Letter of Award to provide our IsoBoostTM technology for integration into a major gas processing plant to be constructed in the Middle East. The award value is approximately $7 million worth of equipment and services with a potential to supply an additional $4 million worth of equipment and services. The total potential value could be worth approximately $11 million; however the optional supply may not be confirmed by our client until the latter portion of 2017.

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

Words such as “expects,” “anticipates,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Forward-looking statements in this report include, without limitation, statements about the following:

•	our expectation that sales outside of the United States will remain a significant portion of our product revenue;

•

our expectation that we will meet the two key milestones associated with our VorTeqTM licensing agreement with Schlumberger Technology Corporation and will receive annual royalties under said agreement;

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

Overview

We are an energy solutions provider to industrial fluid flow markets worldwide. We make industrial processes more operating and capital expenditure efficient. Our solutions convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our core competencies are fluid dynamics and advanced material science. Our company was founded in 1992, and we introduced the initial version of our Pressure Exchanger® energy recovery device in early 1997 for sea water reverse osmosis desalination. In December 2009, we acquired Pump Engineering, LLC, which manufactured centrifugal energy recovery devices known as turbochargers as well as high-pressure pumps. In 2012, we introduced the IsoBoost and IsoGen branded products for use in the oil & gas industry. In 2015, we conducted field trials for the VorTeq hydraulic pumping solution also for use in the oil & gas industry for oil field hydraulic fracturing operations and entered into a fifteen year license agreement with Schlumberger Technology Corporation.

Following the appointment of a new Chief Executive Officer in April 2015, new internal reporting was developed for making operating decisions and assessing financial performance. Beginning July 1, 2015, a new internal organizational and reporting structure was implemented and we began reporting segment information on a basis reflecting this new structure. Prior period segment results have been adjusted retrospectively to reflect this new internal reporting structure.

Our reportable operating segments consist of the Water Segment and the Oil & Gas Segment. These segments are based on the industries in which the products are sold, the type of energy recovery device sold, and the related solution and services.

Water Segment

The Water Segment consists of revenue associated with products sold for use in reverse osmosis water desalination, as well as the related identifiable expenses. Our Water Segment revenue is principally derived from the sale of our energy recovery devices for use in water desalination plants worldwide. We also derive product revenue from the sale of our high-pressure and circulation pumps which we manufacture and sell both separately and in connection with our energy recovery devices for use in water desalination plants. Additionally, we receive product revenue from the sale of spare parts and services, including start-up and commissioning services that we provide to our customers.

With respect to product revenue from our energy recovery devices in our Water Segment, a significant portion of our revenue typically has been generated from sales to a limited number of large engineering, procurement, and construction, or EPC, firms that are involved with the design and construction of large desalination plants. Sales to these firms often involve a long sales cycle that can range from 16 to 36 months. A single large desalination project can generate an order for numerous energy recovery devices and generally represents a significant revenue opportunity. We also sell our devices to many small- to medium-sized original equipment manufacturers, or OEMs, which commission smaller desalination plants, order fewer energy recovery devices per plant, and have shorter sales cycles.

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

A limited number of our customers account for a substantial portion of our product revenue and of our accounts receivable and unbilled receivables. Product revenue from customers representing 10% or more of product revenue varies from period to period. For the three months ended March 31, 2016, one customer accounted for 41% of our product revenue. For the three months ended March 31, 2015, two customers accounted for 12% each of our product revenue. No other customer accounted for more than 10% of our product revenue during any of these periods.

At March 31, 2016, one customer accounted for 48% of our accounts receivable and unbilled receivables balance. At December 31, 2015, two customers accounted for 26% and 18%, respectively, of our accounts receivable and unbilled receivables balance.

At March 31, 2016, one vendor accounted for 14% of our accounts payable balance. At December 31, 2015, no customer accounted for more than 10% of our accounts payable balance.

During the three months ended March 31, 2016 and 2015, most of our product revenue and accounts receivable were attributable to sales outside of the United States. We expect sales and accounts receivable outside of the United States to remain a significant portion of our Water Segment product revenue and accounts receivable for the next few years.

Oil &Gas Segment

The Oil & Gas Segment consists of revenue associated with products sold or licensed for use in gas processing, chemical processing, and hydraulic fracturing, as well as related identifiable expenses. In the past several years, we have invested significant research and development costs to expand our business into pressurized fluid flow industries within the oil & gas industry. In 2014, we announced a new product for the hydraulic fracturing industry, the VorTeq hydraulic fracturing system. Field trials were initiated for the VorTeq in the second quarter of 2015 and successfully completed in December 2015.

No oil & gas product revenue was recognized during the three months ended March 31, 2016. In the first quarter of 2015, we recognized oil & gas product revenue of $0.1 million from oil & gas commissioning services and fees related to the cancellation of a ConocoPhillips sales order.

On October 14, 2015, the Company, through our subsidiary ERI Energy Recovery Ireland Ltd., entered into a Licensing Agreement (the “Agreement”) with Schlumberger Technology Corporation, a subsidiary of Schlumberger Limited (NYSE:SLB). The Agreement has a term of fifteen (15) years for the exclusive right to use certain intellectual property related to our VorTeq Hydraulic Fracturing System technology. The Agreement provided for a $75 million exclusivity payment in connection with the execution of the Agreement, two separate $25 million payments upon the meeting of two milestones, and recurring royalty payments throughout the term of the Agreement. License and development revenue related to the exclusivity payment is recognized over the term of the agreement with $1.3 million of license and development revenue recognized in the three months ended March 31, 2016.

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

First Quarter of 2016 Compared to First Quarter of 2015

Results of Operations

Total Revenue

	Three Months Ended March 31,
	2016		2015		Change Increase / (Decrease)
Product revenue	$10,051	89%	$5,864	100%	$4,187	71%
License and development revenue	1,250	11%	—	—	1,250	100%
Total revenue	$11,301	100%	$5,864	100%	$5,437	93%

Product Revenue

	Three Months Ended March 31,
Segment	2016	2015	$ Change	% Change
Water	$10,051	$5,723	$4,328	76%
Oil & Gas	—	141	(141)	(100%)
Product revenue	$10,051	$5,864	$4,187	71%

Product revenue in the Water Segment increased by $4.3 million, or 76%, to $10.1 million for the three months ended March 31, 2016 from $5.7 million for the three months ended March 31, 2015. The increase was primarily due to increased mega project (“MPD”) shipments of $3.9 million compared to no MPD shipments in the three months ended March 31, 2015. Also contributing to the increase were higher OEM shipments of $0.3 million and higher aftermarket shipments of $0.1 million.

Product revenue in the Oil & Gas Segment decreased by $0.1 million, or 100%, to zero for the three months ended March 31, 2016 from $0.1 million for the three months ended March 31, 2015.

The following table reflects product revenue by category and as a percentage of total product revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2016		2015
PX devices and related products	$7,987	80%	$4,076	70%
Turbochargers, pumps, and related products	2,064	20%	1,647	28%
Oil & gas product operating lease	—	—	141	2%
Product revenue	$10,051	100%	$5,864	100%

During the three months ended March 31, 2016 and 2015, a significant portion of our product revenue was attributable to sales outside of the United States. Product revenue attributable to domestic and international sales as a percentage of product revenue was as follows:

	Three Months Ended March 31,
	2016	2015
Domestic revenue	2%	5%
International revenue	98%	95%
Product revenue	100%	100%

License and Development Revenue

	Three Months Ended March 31,
Segment	2016	2015	$ Change	% Change
Water	$—	$—	$—	—
Oil & Gas	1,250	—	1,250	100%
License and development revenue	$1,250	$—	$1,250	100%

The increase in license and development revenue during the three months ended March 31, 2016 was due to the recognition of $1.3 million in revenue associated with the licensing agreement with Schlumberger. The $1.3 million is representative of the straight-line basis of revenue recognition of the $75 million initial payment over the fifteen-year term of the agreement.

License and development revenue attributable to domestic and international sales as a percentage of license and development revenue was as follows:

	Three Months Ended March 31,
	2016	2015
Domestic revenue	—	—
International revenue	100%	—
License and development revenue	100%	—

Product Gross Profit

	Three Months Ended March 31, 2016			Three months Ended March 31, 2015
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product gross profit	$6,377	$—	$6,377	$3,220	$113	$3,333
Product gross margin	63%	—	63%	56%	80%	57%

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. For the three months ended March 31, 2016, product gross profit as a percentage of product revenue was 63% compared to 57% for the three months ended March 31, 2015.

The increase in product gross profit as a percentage of product revenue in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a shift in product mix toward PX devices, increased sales volume, and pricing.

Future product gross profit is highly dependent on the product and customer mix of our product revenue, overall market demand and competition, and the volume of production in our manufacturing plant that determines our operating leverage. Accordingly, we are not able to predict our future product gross profit levels with certainty. We believe that the current levels of product gross profit margin are sustainable to the extent that volume remains healthy, our product mix favors PX devices, and we continue to realize cost savings through production efficiencies and enhanced yields.

Manufacturing headcount increased to 42 in the first quarter of 2016 from 37 in the first quarter of 2015.

Share-based compensation expense included in cost of revenue was $38,000 and $35,000 for the three months ended March 31, 2016 and 2015, respectively.

Operating Expenses

	Three Months Ended March 31,
	2016		2015		Change Increase / (Decrease)
Total revenue	$11,301	100%	$5,864	100%	$5,437	93%

Operating expenses:
General and administrative	4,884	43%	6,278	107%	(1,394)	(22%)
Sales and marketing	2,070	18%	2,433	41%	(363)	(15%)
Research and development	2,665	24%	2,533	43%	132	5%
Amortization of intangible assets	157	1%	159	3%	(2)	(1%)
Total operating expenses	$9,776	87%	$11,403	194%	$(1,627)	(14%)

General and Administrative Expense

General and administrative expense decreased by $1.4 million, or 22%, to $4.9 million for the three months ended March 31, 2016 from $6.3 million for the three months ended March 31, 2015. As a percentage of total revenue, general and administrative expense decreased to 43% for the three months ended March 31, 2016 from 107% for the three months ended March 31, 2015.

General and administrative headcount increased to 27 in the first quarter of 2016 from 23 in the first quarter of 2015.

Of the $1.4 million decrease in general and administrative expense for the three months ended March 31, 2016 compared to the same quarter of 2015, $1.1 million related to professional, legal and other administrative costs; $0.1 million related to compensation and employee related benefits; and $0.3 million related to other administrative costs. These decreases were offset by an increase of $0.1 million related to occupancy and other costs.

Share-based compensation expense included in general and administrative expense was $0.9 million for both the three months ended March 31, 2016 and 2015. Share-based compensation expense included charges as a result of modification of options associated with the resignation of officers in both periods of $0.5 million and $0.3 million, respectively.

Sales and Marketing Expense

Sales and marketing expense decreased by $0.3 million, or 15%, to $2.1 million for the three months ended March 31, 2016 from $2.4 million for the three months ended March 31, 2015. As a percentage of total revenue, sales and marketing expense decreased to 18% for the three months ended March 31, 2016 from 41% for the three months ended March 31, 2015.

Sales and marketing headcount decreased to 28 in the first quarter of 2016 from 33 in the first quarter of 2015.

Of the $0.3 million decrease in sales and marketing expense for the three months ended March 31, 2016 compared to the same quarter of 2015, $0.2 million related to commissions and incentive bonus accruals; $0.1 million related to compensation and employee related benefits; and $0.1 million related to professional and other sales and marketing services. The decreases were offset by $0.1 million related to stock-based compensation expense.

Share-based compensation expense included in sales and marketing expense was $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

Research and Development Expense

Research and development expense increased by $0.1 million, or 5%, to $2.7 million for the three months ended March 31, 2016 from $2.5 million for the three months ended March 31, 2015. As a percentage of total revenue, research and development expense decreased to 24% for the three months ended March 31, 2016 from 43% for the three months ended March 31, 2015.

Research and development headcount remained the same at 19 for both the first quarter of 2016 and the first quarter of 2015.

Of the $0.1 million increase in research and development expense for the three months ended March 31, 2016 compared to the same quarter of 2015, $0.1 million related to costs associated with the Company’s investment in product development for oil & gas applications and $0.1 million related to outside consulting and professional fees. The increases were offset by a $0.1 million decrease related to compensation and employee-related benefits.

Share-based compensation expense included in research and development expense was $0.1 million for both the three months ended March 31, 2016 and 2015.

As we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination, we anticipate that our research and development expenses may increase in the future.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense decreased slightly for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. As a percentage of total revenue, amortization of intangible assets decreased to 1% for the three months ended March 31, 2016 from 3% for the three months ended March 31, 2015.

Other income and expenses

	Three Months Ended March 31,
	2016		2015		Change Increase / (Decrease)
Total revenue	$11,301	100%	$5,864	100%	$5,437	93%

Interest expense	(1)	**	(40)	(1%)	39	98%
Other non-operating expense	(21)	**	(102)	(2%)	81	79%
Total other income and expenses	$(22)	**	(142)	(2%)	$120	85%

** Not meaningful

Non-operating income (expense), net, including interest expense, decreased by $0.1 million to an expense of $22,000 in the three months ended March 31, 2016 from expense of $142,000 in the three months ended March 31, 2015. The decrease was primarily due to a decrease in interest income related to interest receivable on investments, foreign currency losses recorded during the first quarter of 2016 compared to the same period last year, and to lower interest expense.

Income Taxes

The income tax benefit was $(205,000) in the three months ended March 31, 2016 compared to a tax expense of $71,000 in the three months ended March 31, 2015. The tax benefit for the three months ended March 31, 2016 was primarily related to losses in our Ireland subsidiary. The tax expense for the three months ended March 31, 2015 primarily related to the tax basis amortization of goodwill and state and other taxes.

Liquidity and Capital Resources

Overview

Our primary source of cash historically has been proceeds from the issuance of common stock and customer payments for our products and services. In October 2015, under the terms of the licensing agreement described above, we received a $75 million exclusivity payment from Schlumberger. The licensing agreement with Schlumberger also provides for two separate $25 million payments upon the meeting of two milestones and recurring royalty payments throughout the term of the Agreement.

As of March 31, 2016, we have issued common stock for aggregate net proceeds of $89.7 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

In March 2015, we entered into a loan agreement with a financial institution for a $55,000 fixed-rate installment loan carrying an annual interest rate of 6.35%. The loan is payable in monthly installments and matures on April 2, 2020.

As of March 31, 2016, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $96.5 million that are invested primarily in money market funds; short-term investments of $0.3 million that are primarily invested in marketable debt securities; and accounts receivable of $7.7 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We currently have unbilled receivables pertaining to customer contractual holdback provisions, whereby we will invoice the final installment due under a sales contract six to 24 months after the product has been shipped to the customer and revenue has been recognized. The customer holdbacks represent amounts intended to provide a form of security to the customer during the warranty period; accordingly, these receivables have not been discounted to present value. At March 31, 2016 we had $1.8 million of short-term unbilled receivables.

In June 2012, we entered into a loan agreement (the “2012 Agreement”) with a financial institution. The 2012 Agreement matured in and was amended in June 2015. The 2012 Agreement, as amended, provides for a total available credit line of $16.0 million. Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans. The total stand-by letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. At no time may the aggregate of the revolving loans and stand-by letters of credit exceed the total available credit line of $16.0 million. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate or a Eurodollar loan that bears interest equal to the adjusted LIBOR rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line.

We are subject to certain financial and administrative covenants under the 2012 Agreement. As of March 31, 2016, we were in compliance with these covenants.

The 2012 Agreement, as amended, also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement, as amended, matures in June 2018 and is collateralized by substantially all of our assets. As of March 31, 2016 there were no advances drawn under the 2012 Agreement’s line of credit. The amounts outstanding on stand-by letters of credit collateralized under the 2012 Agreement totaled approximately $4.1 million, and restricted cash related to these stand-by letters of credit issued under the 2012 Agreement was approximately $4.1 million as of March 31, 2016. Of this $4.1 million of restricted cash, $1.2 million was classified as current and $2.9 million was classified as non-current.

Cash Flows from Operating Activities

Net cash used in operating activities was $(0.3) million and $(1.0) million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, a net loss of $(2.0) million was adjusted to $0 by non-cash items totaling $2.0 million. For the three months ended March 31, 2015, a net loss of $(8.3) million was adjusted to $(5.5) million by non-cash items totaling $2.8 million. Non-cash adjustments during the three months ended March 31, 2016, primarily include share-based compensation of $1.2 million and depreciation and amortization of $0.9 million.

Non-cash adjustments during the three months ended March 31, 2015, primarily include share-based compensation of $1.1 million; depreciation and amortization of $1.0 million; and unrealized losses on foreign currency transactions, amortization of premiums/discounts on investments, deferred income taxes, and other non-cash items of $0.7 million.

The net cash impact from changes in assets and liabilities was approximately $(0.2) million and $4.5 million for the three months ended March 31, 2016 and 2015, respectively. Net changes in assets and liabilities during the three months ended March 31, 2016 are primarily attributable to a decrease of $4.0 million in accounts receivable and unbilled receivables as a result of the collections and the timing of invoices for projects shipped previously and an increase of $0.7 million in accounts payable due to the timing of payments to vendors. These changes were offset by a $2.8 million decrease in accrued expenses and other current liabilities due to the timing of payments to employees and other third parties; a $1.3 million decrease in non-current deferred revenue related to the recognition of revenue related to the Schlumberger exclusive license; a $0.6 million increase in prepaid expenses, other current assets, and inventory; and a decrease of $0.2 million in current deferred revenue due to the timing of invoices

Net changes in assets and liabilities during the three months ended March 31, 2015 are primarily attributable to a decrease of $5.8 million in accounts receivable and unbilled receivables as a result of the collections and the timing of invoices for projects shipped previously, an increase of $0.6 million in deferred revenue due to the timing of invoices. These changes were offset by an increase of $1.0 million in accounts payable, accrued expense, and other liabilities due to the timing of payments to employees, vendors, and other third parties and an increase of $1.1 million in inventories due to the delay in a shipment scheduled for the first quarter.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $(0.5) million and $5.6 million for the three months ended March 31, 2016 and 2015, respectively. Cash flows used in investing activities for the three months ended March 31, 2016 were due to an increase in restricted cash to collateralize stand-by letters of credit and cash used to purchase fixed assets.

Cash flows provided by investing activities for the three months ended March 31, 2015 was primarily due to the maturity of marketable securities of $4.7 million and a decrease of $1.1 million in restricted cash to collateralize stand-by letters of credit. These sources of cash were offset by the use of $0.2 million used to purchase fixed assets.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(2.6) million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. Net cash used during the three months ended March 31, 2016 consisted of $4.1 million used to repurchase our common stock related to a repurchase program. The use of cash was offset by $1.5 million received for the issuance of common stock due to option exercises.

Net cash provided during the three months ended March 31, 2015 consisted of $0.3 million received for the issuance of common stock due to option exercises and $55,000 of borrowings.

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

Contractual Obligations

In March 2015, we entered into a loan agreement that matures in April 2020. The total of future minimum installment payment under this agreement as of March 31, 2016 was $46,000. For additional information, see Note 6 — “Long-Term Debt and Lines of Credit” to the unaudited condensed consolidated financial statements.

We lease facilities under fixed non-cancellable operating leases that expire on various dates through 2019. The total of the future minimum lease payments under these leases as of March 31, 2016 was $5.8 million. For additional information, see Note 9 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements.

In the course of our normal operations, we also enter into purchase commitments with our suppliers for various raw materials and components parts. The purchase commitments covered by these arrangements are subject to change based on sales forecasts for future deliveries. As of March 31, 2016, we had approximately $2.0 million of cancellable open purchase order arrangements related primarily to materials and parts.

We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of March 31, 2016, we believe that our exposure related to these guarantees and indemnities was not material.

The following is a summary of our contractual obligations as of March 31, 2016 (in thousands):

	Payments Due by Period
Payments Due During Year Ending December 31,	Operating Leases	Purchase Obligations	Loan	Total
2016 (remaining 9 months)	$1,206	$1,974	$8	$3,188
2017	1,577	—	11	1,588
2018	1,600	—	11	1,611
2019	1,402	—	12	1,414
2020	—	—	4	4
	$5,785	$1,974	$46	$7,805

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in currency exchange rates and interest rates in Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Foreign Currency Risk

The majority of our product revenue contracts have been denominated in United States Dollars. In some circumstances, we have priced certain international sales in Euros.

As we expand our international sales, we expect that a portion of our product revenue could continue to be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates. Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the United States Dollar versus the Euro, AED, CNY, and CAD. Changes in currency exchange rates could adversely affect our consolidated operating results or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. To decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. We have not hedged our exposure to changes in foreign currency exchange rates because expenses and cash balances in foreign currencies have been insignificant to date and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Risk and Credit Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents and short-term investments. At March 31, 2016, our short-term investments totaled $0.3 million. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. Our current investments are primarily in high-quality, short-term and long-term debt instruments of high-quality corporate issuers. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than eighteen months. A hypothetical 1% increase in interest rates would have resulted in a small decrease in the fair value of our fixed-income debt securities as of March 31, 2016.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Note 9 – “Commitments and Contingencies”, under the caption “Litigation” of our Annual Report on Form 10-K filed with the SEC on March 3, 2016, provides information on certain litigation in which we are involved.

For an update on the litigation matters previously disclosed in our Form 10-K, see the discussion in Note 9 – “Commitments and Contingencies”, under the caption “Litigation” of this quarterly report on Form 10-Q, which discussion is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There has been no material changes in our risk factors from those disclosed in Part I, Item 1A, in our Annual Report on Form 10-K filed on March 3, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity during the three months ended March 31, 2016:

Period			Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares or Approximate Dollar Value That May Yet be Purchased Under the Program
January 1	–	January 31, 2016	353,800	$6.150	353,800	$3,823,195
February 1	–	February 29, 2016	319,900	$6.030	673,700	$1,894,076
March 1	–	March 31, 2016	—	—	673,700	$1,894,076
	Total		673,700	$6.090	673,700	$1,894,076

In January 2016, the Board of Directors authorized a stock repurchase program under which shares, not to exceed $6.0 million in aggregate cost, of our outstanding common stock can be repurchased through June 30, 2016 at the discretion of management. As of March 31, 2016, 673,700 shares, at an aggregate cost of $4.1 million, had been repurchased under this authorization.

Item 6. Exhibits

See the Exhibit List following the Signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Energy Recovery, Inc.

By:	/s/ JOEL GAY Joel Gay	President and Chief Executive Officer (Principal Executive Officer)	May 5, 2016

	/s/ CHRIS GANNON Chris Gannon	Chief Financial Officer (Principal Financial Officer)	May 5, 2016

Exhibit List

Exhibit No.	Description

10.1	Energy Recovery 2016 Annual Incentive Plan, incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed on March 1, 2016

10.2	Transition and Separation Agreement by and between Energy Recovery, Inc. and Juan Otero, incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed on March 18, 2016

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document