Form 10-Q
period 2016-06-30
Energy Recovery, Inc.
filed 2016-08-04
CIK 1421517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Yes ☐ No ☑

As of August 1, 2016, there were 52,054,700 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value)

(unaudited)

	June 30, 2016	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$78,987	$99,931
Restricted cash	1,058	1,490
Short-term investments	15,095	257
Accounts receivable, net of allowance for doubtful accounts of $168 and $166 at June 30, 2016 and December 31, 2015, respectively	8,242	11,590
Unbilled receivables, current	1,804	1,879
Inventories	6,178	6,503
Deferred tax assets, net	—	938
Prepaid expenses and other current assets	1,272	943
Total current assets	112,636	123,531
Restricted cash, non-current	3,065	2,317
Unbilled receivables, non-current	—	6
Deferred tax assets, non-current	885	—
Property and equipment, net of accumulated depreciation of $19,872 and $18,338 at June 30, 2016 and December 31, 2015, respectively	9,762	10,622
Goodwill	12,790	12,790
Other intangible assets, net	2,216	2,531
Other assets, non-current	2	2
Total assets	$141,356	$151,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,518	$1,865
Accrued expenses and other current liabilities	5,233	7,808
Income taxes payable	89	2
Accrued warranty reserve	411	461
Deferred revenue	6,772	5,878
Current portion of long-term debt	10	10
Total current liabilities	14,033	16,024
Long-term debt, net of current portion	33	38
Deferred tax liabilities, non-current	2,109	2,360
Deferred revenue, non-current	66,462	69,000
Other non-current liabilities	637	718
Total liabilities	83,274	88,140
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 55,731,277 shares issued and 52,124,021 shares outstanding at June 30, 2016, and 54,948,235 shares issued and 52,468,779 shares outstanding at December 31, 2015	56	55
Additional paid-in capital	134,156	129,809
Accumulated other comprehensive loss	(101)	(64)
Treasury stock at cost, 3,607,256 and 2,479,456 shares repurchased at June 30, 2016 and December 31, 2015, respectively	(15,213)	(6,835)
Accumulated deficit	(60,816)	(59,306)
Total stockholders’ equity	58,082	63,659
Total liabilities and stockholders’ equity	$141,356	$151,799

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product revenue	$11,973	$10,484	$22,024	$16,348
Product cost of revenue	4,236	4,836	7,910	7,367
Product gross profit	7,737	5,648	14,114	8,981

License and development revenue	1,250	—	2,500	—

Operating expenses:
General and administrative	3,992	5,362	8,876	11,640
Sales and marketing	1,935	1,994	4,005	4,427
Research and development	2,422	1,410	5,087	3,943
Amortization of intangible assets	158	158	315	317
Total operating expenses	8,507	8,924	18,283	20,327
Income (loss) from operations	480	(3,276)	(1,669)	(11,346)

Other expense:
Interest expense	—	—	(1)	(40)
Other non-operating income (expense)	79	20	58	(82)
Income (loss) before income taxes	559	(3,256)	(1,612)	(11,468)
Provision (benefit) for income taxes	103	71	(102)	142
Net income (loss)	$456	$(3,327)	$(1,510)	$(11,610)

Net income (loss) per share - basic	$0.01	$(0.06)	$(0.03)	$(0.22)
Net income (loss) per share - diluted	$0.01	$(0.06)	$(0.03)	$(0.22)

Weighted average shares outstanding - basic	52,369	52,026	52,288	51,987
Weighted average shares outstanding - diluted	55,698	52,026	52,288	51,987

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$456	$(3,327)	$(1,510)	$(11,610)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	6	(6)	(6)	25
Unrealized (loss) gain on investments	(32)	(2)	(31)	1
Other comprehensive (loss) income	(26)	(8)	(37)	26
Comprehensive income (loss)	$430	$(3,335)	$(1,547)	$(11,584)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(1,510)	$(11,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,865	3,053
Depreciation and amortization	1,851	1,959
Provision for warranty claims	96	15
Unrealized loss on foreign currency transactions	52	21
Amortization of premiums on investments	34	130
Change in fair value of put options	33	—
Provision for doubtful accounts	16	59
Valuation adjustments for excess or obsolete inventory	(42)	21
Other non-cash adjustments	(49)	86
Reversal of accruals related to expired warranties	(146)	—
Deferred income taxes	(199)	131
Changes in operating assets and liabilities:
Accounts receivable	3,333	3,472
Deferred revenue, product	855	714
Inventories	389	(1,520)
Income taxes payable	89	4
Unbilled receivables	81	60
Litigation settlement	—	(1,700)
Accounts payable	(347)	549
Prepaid and other assets	(384)	239
Deferred revenue, SLB license	(2,500)	—
Accrued expenses and other liabilities	(2,668)	(3,633)
Net cash provided by (used in) operating activities	849	(7,950)

Cash Flows From Investing Activities
Maturities of marketable securities	—	8,235
Restricted cash	(315)	2,422
Capital expenditures	(613)	(429)
Purchases of marketable securities	(14,903)	—
Net cash (used in) provided by investing activities	(15,831)	10,228

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	2,511	293
Proceeds from long-term debt	—	55
Repayment of long-term debt	(5)	(2)
Repurchase of common stock	(8,378)	—
Net cash (used in) provided by financing activities	(5,872)	346
Effect of exchange rate differences on cash and cash equivalents	(90)	(18)
Net change in cash and cash equivalents	(20,944)	2,606
Cash and cash equivalents, beginning of period	99,931	15,501
Cash and cash equivalents, end of period	$78,987	$18,107

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “Our”, “Us”, and “We”) is an energy solutions provider to industrial fluid flow markets worldwide. We make industrial processes more operating and capital expenditure efficient. Our solutions convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our solutions are marketed and sold in fluid flow markets, such as water, oil & gas, and chemical processing, under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, AT™, AquaBold™, VorTeq™, IsoBoost®, and IsoGen®. Our solutions are developed in whole or in part, in the United States of America (“U.S.”), as well as other locations internationally.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified statement of financial position. Instead, ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. We early adopted this accounting standard update, on a prospective basis, at the beginning of the second quarter of 2016 to simplify presentation of deferred taxes. The adoption at the beginning of the second quarter resulted in a $1.1 million decrease in current deferred tax assets, a $0.8 million increase in non-current deferred tax assets, and a $0.3 million decrease in non-current deferred tax liabilities. No prior periods were retrospectively adjusted.

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

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). ASU 2016-02 impacts any entity that enters into a lease with some specified scope exceptions. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact of this guidance on our ongoing financial reporting.

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

In March 2016, the FASB issued ASU No. 2016-09 Compensation – Stock Compensation (Topic 718). ASU 2016-09 affects any entity that issues stock-based payment awards to their employees and is intended to simplify several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods with those annual periods. Early adoption is permitted. We have not evaluated the impact of this guidance, but do not expect the adoption of this standard to have a material impact on our financial statements.

Note 2 — Goodwill and Other Intangible Assets

Goodwill as of June 30, 2016 and December 31, 2015 of $12.8 million was the result of our acquisition of Pump Engineering, LLC in December 2009. During the three and six months ended June 30, 2016, there were no changes in the recognized amount of goodwill, and there has been no impairment of goodwill to date.

The components of identifiable other intangible assets, all of which are finite-lived, as of the dates indicated were as follows (in thousands):

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(4,016)	$—	$2,084
Non-compete agreements	1,310	(1,310)	—	—
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(990)	—	—
Patents	585	(411)	(42)	132
Total	$11,485	$(8,207)	$(1,062)	$2,216

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(3,711)	$—	$2,389
Non-compete agreements	1,310	(1,310)	—	—
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(990)	—	—
Patents	585	(401)	(42)	142
Total	$11,485	$(7,892)	$(1,062)	$2,531

Accumulated impairment losses at June 30, 2016 include impairment charges for trademarks in 2012 and impairment charges for patents in 2007 and 2010.

Note 3 — Income (loss) per Share

Basic and diluted net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Potential dilutive securities are excluded from the calculation of (loss) per share, as their inclusion would be anti-dilutive.

The following table shows the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$456	$(3,327)	$(1,510)	$(11,610)
Denominator:
Basic weighted average common shares outstanding	52,369	52,026	52,288	51,987
Weighted average effect of dilutive stock awards	3,329	—	—	—
Diluted weighted average common shares outstanding	55,698	52,026	52,288	51,987

Net income (loss) per share - basic	$0.01	$(0.06)	$(0.03)	$(0.22)
Net income (loss) per share - diluted	$0.01	$(0.06)	$(0.03)	$(0.22)

The following potential common shares were excluded from the computation of diluted income (loss) per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	3,937	8,267	7,234	8,267
Warrants	—	200	—	200
Restricted stock units	182	—	214	—

Note 4 — Other Financial Information

Restricted Cash

We have pledged cash in connection with stand-by letters of credit. We have deposited corresponding amounts into a money market account at a financial institution for these items as follows (in thousands):

	June 30, 2016	December 31, 2015
Current collateral for stand-by letters of credit	$1,058	$1,490
Non-current collateral for stand-by letters of credit	3,065	2,317
Total restricted cash	$4,123	$3,807

Inventories

Our inventories are stated at the lower of cost (using the first-in, first-out “FIFO” method) or market and consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$2,174	$2,590
Work in process	1,896	1,689
Finished goods	2,108	2,224
Inventories	$6,178	$6,503

Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Foreign currency put option	$—	$33
Interest receivable	108	4
Supplier advances	110	171
Prepaid rent	152	7
Other prepaid expenses and current assets	902	728
Total prepaid and other current assets	$1,272	$943

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Payroll and commissions payable	$2,478	$5,086
Accrued legal expenses	497	217
Other accrued expenses and current liabilities	2,258	2,505
Accrued expenses and other current liabilities	$5,233	$7,808

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2016, were as follows (in thousands):

	Foreign Currency Translation Adjustments Net of Tax Benefit	Unrealized Losses on Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(63)	$(1)	$(64)
Net other comprehensive loss	(6)	(31)	(37)
Balance, June 30, 2016	$(69)	$(32)	$(101)

There were no reclassifications of amounts out of accumulated other comprehensive loss, as there have been no sales of securities or translation adjustments that impacted other comprehensive loss during the quarter. The tax impact of the changes in accumulated other comprehensive loss were not material.

Note 5 — Investments

Our short-term investments are all classified as available-for-sale. There were no sales of available-for-sale securities during the six months ended June 30, 2016.

Available-for-sale securities as of the dates indicated consisted of the following (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate notes and bonds	$15,127	$—	$(32)	$15,095
Total short-term investments	$15,127	$—	$(32)	$15,095

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate notes and bonds	$258	$—	$(1)	$257
Total short-term investments	$258	$—	$(1)	$257

Gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated, aggregated by investment category and length of time that the security has been in a continuous loss position, were as follows (in thousands):

	June 30, 2016
	Less than 12 Months		12 Months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$14,843	$(32)	$252	$—	$15,095	$(32)
Total	$14,843	$(32)	$252	$—	$15,095	$(32)

	December 31, 2015
	Less than 12 Months		12 Months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$—	$—	$257	$(1)	$257	$(1)
Total	$—	$—	$257	$(1)	$257	$(1)

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of June 30, 2016 are shown below by contractual maturity (in thousands):

	June 30, 2016
	Amortized Cost	Fair Value
Due in one year or less	$15,127	$15,095
Total available-for-sale securities	$15,127	$15,095

Note 6 — Long-Term Debt and Line of Credit

Debt

In March 2015, we entered into a loan agreement with a financial institution for a $55,000 fixed-rate installment loan carrying an annual interest rate of 6.35%. The loan is payable in equal monthly installments and matures on April 2, 2020. The note is secured by the asset purchased.

Long-term debt consisted of the following (in thousands)

	June 30, 2016	December 31, 2015
Loan payable	$43	$48
Less: current portion	(10)	(10)
Total long-term debt	$33	$38

Future minimum principal payments due under long-term debt arrangements consist of the following (in thousands):

June 30, 2016
2016 (remaining six months)	$5
2017	11
2018	11
2019	12
2020	4
Total debt	$43

Line of Credit

In June 2012, we entered into a loan agreement (the “2012 Agreement”) with a financial institution. The 2012 Agreement was amended in June 2015. The 2012 Agreement, as amended, provides for a total available credit line of $16.0 million. Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans. The total stand-by letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. At no time may the aggregate of the revolving loans and stand-by letters of credit exceed the total available credit line of $16.0 million. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate or a Eurodollar loan that bears interest equal to the adjusted LIBOR rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The 2012 Agreement, as amended, also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement, as amended, matures in June 2018 and is collateralized by substantially all of our assets.

As of June 30, 2016 and December 31, 2015, there were no advances drawn under the 2012 Agreement. Stand-by letters of credit collateralized under the 2012 Agreement, as amended, totaled $4.1 million and $3.8 million as of June 30, 2016 and December 31, 2015, respectively. Total cash restricted related to these stand-by letters of credit totaled $4.1 million and $3.8 million as of June 30, 2016 and December 31, 2015, respectively.

We are subject to certain financial and administrative covenants under the 2012 Agreement, as amended. As of June 30, 2016, we were in compliance with these covenants.

Note 7 — Equity

Stock Repurchase Program

In January 2016, the Board of Directors authorized a stock repurchase program under which shares, not to exceed $6.0 million in aggregate cost, of our outstanding common stock can be repurchased through June 30, 2016 at the discretion of management. We account for stock repurchases using the cost method. Cost includes fees charged in connection with acquiring the treasury stock. As of June 30, 2016, 673,700 shares, at an aggregate cost of $4.1 million, had been repurchased under this authorization. This authorization was replaced with a new authorization in May 2016.

In May 2016, the Board of Directors authorized a stock repurchase plan under which shares, not to exceed $10.0 million in aggregate cost, of our outstanding common stock could be repurchased through October 31, 2016 at the discretion of management. As of June 30, 2016, 454,100 shares, at an aggregate cost of $4.3 million, had been repurchased under this authorization.

Stock-based Compensation Expense

For the three and six months ended June 30, 2016 and 2015, we recognized stock-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$24	$37	$62	$72
General and administrative	373	1,679	1,257	2,576
Sales and marketing	125	106	284	207
Research and development	155	91	262	198
Total stock-based compensation expense	$677	$1,913	$1,865	$3,053

Stock-based compensation in the three and six months ended June 30, 2015 included modification expenses in connection with the resignation of the former Chief Executive Officer related to the accelerated vesting, extended vesting, and extended exercise period of options previously granted of approximately $1.3 million.

In connection with the resignation of the former General Counsel, Chief Compliance Officer, and Secretary, additional stock based compensation of approximately $0.5 million was recorded in the first quarter of 2016 related to the continued vesting of awards granted prior to the resignation.

Stock Option Plan

On June 23, 2016, our stockholders approved the 2016 Incentive Plan (the “Plan”). Prior to June 23, 2016, we maintained an equity incentive plan, the Amended and Restated 2008 Equity Incentive Plan (the “Prior Plan”). Stock-based awards granted under the Plan generally vest over four years and expire no more than ten years after the date of grant. Subject to adjustments as provided in the Plan, the number of shares of common stock initially authorized for issuance under the Plan is 4,441,083, plus up to 7,635,410 shares subject to outstanding awards under the Prior Plan that subsequently cease to be subject to such awards (other than by reason of exercise or settlement of the awards in shares). On July 27, 2016, we filed a registration statement on Form S-8 with respect to 4,441,083 shares issuable under the Plan. The Plan supersedes all previously issued stock incentive plans and will be the only available plan from which stock related awards may be granted.

Stock Option Activity

The following table summarizes the stock option activity under the Plan and includes options granted under all previous plans:

	Options Outstanding
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (2)
Balance December 31, 2015	7,198,479	$3.97	7.0	$22,875,000
Granted	872,017	$8.49	—	—
Exercised	(783,042)	$3.21	—	—
Forfeited	(53,316)	$5.44	—	—
Balance June 30, 2016	7,234,138	$4.58	7.2	$31,185,000

Vested and exercisable as of June 30, 2016	4,439,757	$4.20	6.1	$20,838,000
Vested and exercisable as of June 30, 2016 and expected to vest thereafter(1)	6,780,263	$4.53	7.0	$29,888,000

(1) Options that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of ASC 718, “Compensation — Stock Compensation.”

(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of June 30, 2016 of $8.89 per share

As of June 30, 2016, total unrecognized compensation cost related to non-vested options, net of estimated forfeitures, was $6.8 million, which is expected to be recognized as an expense over a weighted average period of approximately 2.74 years.

Restricted Stock Unit Activity

The following table summarizes the restricted stock unit activity under the Plan and includes restricted stock units granted under all previous plans:

	Units	Weighted Average Grant-Date Fair Value
		(Per unit)
Outstanding at December 31, 2015	—	$—
Awarded	213,514	$8.65
Vested	—	$—
Forfeited	—	$—
Outstanding at June 30, 2016	213,514	$8.65

As of June 30, 2016, total unrecognized compensation cost related to non-vested restricted stock units, net of estimated forfeitures, was $1.3 million, which is expected to be recognized as an expense over a weighted average period of approximately 3.7 years.

Note 8 — Income Taxes

The effective tax rate for the six months ended June 30, 2016 and 2015 was 6.3% and (1.23%), respectively. As of December 31, 2015, a valuation allowance of approximately $21.4 million had been established to reduce our deferred income tax assets to the amount expected to be realized. The tax expense recognized for the six months ended June 30, 2016, was primarily related to the tax basis amortization of goodwill and federal, state, and other taxes. The tax expenses were offset by a tax benefit related to losses in our Ireland subsidiary.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through November 2019. Future minimum lease payments consist of the following (in thousands):

June 30, 2016
2016 (remaining six months)	838
2017	1,642
2018	1,603
2019	1,402
Total future minimum lease payments	$5,485

Product Warranty

The following table summarizes the activity related to the product warranty liability during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$428	$756	$461	$755
Warranty costs charged to cost of revenue	54	(6)	96	15
Release of accrual for expired warranties	(71)	—	(146)	—
Utilization of warranty	—	(3)	—	(23)
Balance, end of period	$411	$747	$411	$747

Purchase Obligations

We enter into purchase order arrangements with our vendors. As of June 30, 2016, there were open purchase orders for which we had not yet received the related goods or services. These arrangements are subject to change based on our sales demand forecasts, and we have the right to cancel the arrangements prior to the date of delivery. As of June 30, 2016, we had approximately $1.4 million of cancellable open purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2016 and December 31, 2015.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts ranging from 5% to 15% of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance. These guarantees, generally in the form of stand-by letters of credit or bank guarantees secured by stand-by letters of credit, typically remain in place for periods ranging up to 24 months and in some cases up to 68 months, and relate to the underlying product warranty period. The stand-by letters of credit are collateralized by restricted cash and our credit facility. The $4.1 million in stand-by letters of credit outstanding at June 30, 2016 were collateralized by restricted cash of $4.1 million.

Litigation

The Company is named in and subject to various proceedings and claims in connection with our business. We are contesting the allegations in these claims, and we believe that there are meritorious defenses in each of these matters. The outcome of matters we have been and currently are involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our financial condition, results of operations and cash flows. We may in the future become involved in additional litigation in the ordinary course of our business, including litigation that could be material to our business. Based on currently available information and review with outside counsel, management does not believe that the currently known actions or threats against the Company will result in any material adverse effect on our financial condition, results of operations, or cash flows.

On September 10, 2014, the Company terminated the employment of its Senior Vice President, Sales, Borja Blanco, on the basis of breach of duty of trust and conduct leading to conflict of interest. On October 24, 2014, Mr. Blanco filed a labor claim against ERI Iberia in Madrid, Spain, challenging the fairness of his dismissal and seeking compensation (“Case 1”). A hearing was held on November 13, 2015, after which the labor court ruled that it did not have jurisdiction over the matter. Mr. Blanco has appealed. Based on currently available information and review with outside counsel, at this time, the Company has not determined that an award to Mr. Blanco is probable.

On November 24, 2014, Mr. Blanco filed a second action based on breach of contract theories in the same court as Case 1, but the cases are separate. In Case 2, Mr. Blanco seeks payment of an unpaid bonus, stock options, and non-compete compensation. The court ruled that this case is stayed until a final ruling is issued in Case 1. Based on currently available information and review with outside counsel, at this time, the Company has not determined that an award to Mr. Blanco is probable.

On January 20 and 27, 2015, two stockholder class action complaints were filed against the Company in the United States District Court of the Northern District of California, on behalf of Energy Recovery stockholders under the captions, Joseph Sabatino v. Energy Recovery, Inc. et al., Case No. 3:15-cv-00265 EMC, and Thomas C. Mowdy v. Energy Recovery, Inc, et al., Case No. 3:15-cv-00374 EMC. The complaints have now been consolidated under the caption, In Re Energy Recovery Inc. Securities Litigation, Case No. 3:15-cv-00265 EMC. The complaint alleges violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act of 1934 based upon alleged public misrepresentations and seeks the recovery of unspecified monetary damages. Based on currently available information and review with outside counsel, the Company is not able to estimate the possible loss, if any, due to the early stage of this matter.

On January 27, 2016, a complaint was filed by the Company’s Former Chief Sales Officer, David Barnes, in the United States District Court for the Northern District of California under the caption, David Barnes v. Energy Recovery, Inc., et al. Case No. 3:16-cv-00477 EMC, related to his separation from the Company and alleging numerous legal claims including, but not limited to, wrongful termination, breach of contracts and negligent and/or intentional misrepresentations to induce Mr. Barnes to join the Company. Mr. Barnes is seeking to recover, among other things, relocation and business expenses, back pay, front pay, lost equity, contractual severance, emotional distress damages, punitive damages, damages under the California Private Attorneys General Act, attorneys’ fees, costs, and interest. Based on currently available information and review with outside counsel, the Company is not able to estimate a potential loss, if any, due to the early stage of the matter.

On February 18, 2016, a complaint captioned Goldberg v. Rooney, et al., HG 16804359, was filed in the Superior Court for the State of California, County of Alameda, naming as defendants Thomas Rooney, Alexander J. Buehler, Joel Gay, Ole Peter Lorentzen, Audrey Bold, Arve Hanstveit, Fred Olav Johannessen, Robert Yu Lang Mao, Hans Peter Michelet, Maria Elisabeth Pate-Cornell, Paul Cook, Olav Fjell, and Dominique Trempont (“Individual Defendants”) and naming the Company as a nominal defendant. The complaint is styled as a derivative action being brought on behalf of the Company and generally alleges breach of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment causes of action against the Individual Defendants. Based on currently available information and review with outside counsel, the Company is not able to estimate a potential loss, if any, due to the early stage of the matter.

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

Our reportable operating segments consist of the Water Segment and the Oil & Gas Segment. These segments are based on the industries in which the products are sold, the type of energy recovery device sold, and the related products and services. The Water Segment consists of revenue associated with products sold for use in reverse osmosis water desalination, as well as the related identifiable expenses. The Oil & Gas Segment consists of product revenue associated with products sold for use in gas processing, chemical processing, and hydraulic fracturing and license and development revenue associated with hydraulic fracturing, as well as related identifiable expenses. Operating income for each segment excludes other income and expenses and certain expenses managed outside the operating segment. Costs excluded from operating income include various corporate expenses such as certain stock-based compensation expenses, income taxes, and other separately managed general and administrative expenses not related to the identified segments. Assets and liabilities are reviewed at the consolidated level by the CODM and are not accounted for by segment. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

The following summarizes financial information by segment for the periods presented (in thousands):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product revenue	$11,973	$—	$11,973	$10,484	$—	$10,484
Product cost of revenue	4,236	—	4,236	4,836	—	4,836
Product gross profit	7,737	—	7,737	5,648	—	5,648

License and development revenue	—	1,250	1,250	—	—	—

Operating expenses:
General and administrative	263	184	447	(17)	391	374
Sales and marketing	1,100	576	1,676	931	949	1,880
Research and development	333	2,074	2,407	201	1,299	1,500
Amortization of intangibles	158	—	158	158	—	158
Operating expenses	1,854	2,834	4,688	1,273	2,639	3,912

Operating income (loss)	$5,883	$(1,584)	4,299	$4,375	$(2,639)	1,736
Less:
Corporate operating expenses			3,819			5,012
Consolidated operating income (loss)			480			(3,276)
Non-operating income			79			20
Income (loss) before income taxes			$559			$(3,256)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product revenue	$22,024	$—	$22,024	$16,207	$141	$16,348
Product cost of revenue	7,910	—	7,910	7,339	28	7,367
Product gross profit	14,114	—	14,114	8,868	113	8,981

License and development revenue	—	2,500	2,500	—	—	—

Operating expenses:
General and administrative	482	372	854	587	723	1,310
Sales and marketing	2,229	1,383	3,612	2,101	2,069	4,170
Research and development	692	4,371	5,063	546	3,459	4,005
Amortization of intangibles	315	—	315	317	—	317
Operating expenses	3,718	6,126	9,844	3,551	6,251	9,802

Operating income (loss)	$10,396	$(3,626)	6,770	$5,317	$(6,138)	(821)
Less:
Corporate operating expenses			8,439			10,525
Consolidated operating loss			(1,669)			(11,346)
Non-operating income (expenses)			57			(122)
Loss before income taxes			$(1,612)			$(11,468)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Domestic product revenue	$219	$922	$404	$1,186
International product revenue	11,754	9,562	21,620	15,162
Total product revenue	$11,973	$10,484	$22,024	$16,348

Product revenue by country:
China	25%	4%	15%	4%
Egypt	19%	3%	11%	9%
United States	2%	9%	2%	7%
UAE	1%	35%	2%	23%
Qatar	* %	0%	18%	0%
Others **	53%	49%	52%	57%
Total	100%	100%	100%	100%

*	Less than 1%.
**	Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our product revenue during the periods presented.

All of our long-lived assets were located in the United States at June 30, 2016 and December 31, 2015.

Note 11 — Concentrations

Customers accounting for 10% or more of our accounts receivable and unbilled receivables were as follows:

	June 30, 2016	December 31, 2015
Customer A	24%	8%
Customer B	13%	2%
Customer C	6%	18%
Customer D	4%	26%

Revenue from customers representing 10% or more of product revenue varies from period to period. For the periods indicated, customers representing 10% or more of product revenue were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Customer A	20%	* %	12%	* %
Customer B	11%	6%	6%	4%
Customer E	4%	9%	4%	10%
Customer C	1%	1%	19%	1%
Customer F	* %	30%	1%	22%

*	Less than 1%.

A single customer, Customer G, represents 100% of our license and development revenue for the three and six months ended June 30, 2016. There was no license and development revenue recognized for the three or six months ended June 30, 2015.

Vendors accounting for 10% or more of our accounts payable were as follows:

	June 30, 2016	December 31, 2015
Vendor A	26%	0%
Vendor B	19%	0%

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

The fair value of financial assets and liabilities measured on a recurring basis for the indicated periods was as follows (in thousands):

	June 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$15,095	$—	$15,095	$—
Total assets	$15,095	$—	$15,095	$—

	December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$257	$—	$257	$—
Foreign currency put options	33	—	33	—
Total assets	$290	$—	$290	$—

Note 13 — Related Party Transactions

In January 2016, the Company entered into a lease agreement with EMS USA, Inc. for the use of office space. The President and Chief Executive Officer of EMS USA, Inc. is also a member of the Board of Directors of the Company. The lease is for a term of ninety (90) days with continuation on a month-to-month basis thereafter, with each month being an “Additional Term.” The Company paid EMS USA, Inc. $2,502 and $4,170, respectively, related to this agreement during the three and six months ended June 30, 2016.

In March 2016, the Company extended an employee loan to one of its employees for $21,786. The loan is repayable to the Company monthly over six months and is non-interest bearing. At June 30, 2016, $10,893 was outstanding under this loan.

Note 14 - Subsequent Events

On July 18, 2016, we finalized a purchase order associated with a previously announced letter of award totaling up to $11 million to provide our IsoBoost technology for integration into a major gas processing plant to be constructed in the Middle East. The contract is for approximately $7 million worth of equipment and services, with an option for an additional $4 million to be determined at a later date.

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

Forward-looking statements that represent our current expectations about future events are based on assumptions and involve risks and uncertainties. If the risks or uncertainties occur or the assumptions prove incorrect, then our results may differ materially from those set forth or implied by the forward-looking statements. Our forward-looking statements are not guarantees of future performance or events. These forward-looking statements are based on information currently available to us and on management’s beliefs, assumptions, estimates, or projections and are not guarantees of future events or results. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.

Words such as “expects,” “anticipates,” “believes,” “estimates,” “assumes,” “intends,” “ projects,” “ predicts,” “plans,” “forecasts,” “outlook,” “sustain,” “could,” “may,” “strategy,” “will,” “would be,” “seek,” “target,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Forward-looking statements in this report include, without limitation, statements about the following:

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

•

our belief that levels of gross profit margin for our Water Segment are likely sustainable to the extent that volume grows, we experience a favorable product mix, pricing remains stable, and we continue to realize cost savings through production efficiencies and enhanced yields;

•	our expectation that, as we expand our international sales, a portion of our revenue could continue to be denominated in foreign currencies;

•

our expectation that our expenses for research and development may increase as a result of our continuing to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for existing and new products; and

•

our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated liquidity needs for the foreseeable future, with the exception of a decision to enter into an acquisition and/or fund investments in newly developed technologies or product offerings arising from rapid market adoption that could require us to seek additional equity or debt financing.

You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected in the forward-looking statements, including those risks and uncertainties, as disclosed from time to time in our reports on Forms 10-K under Part I, Item 1A, Risk Factors, as my be updated from time to time in our Forms 10-Q, and/or 8-K. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements.

Overview

We are an energy solutions provider to industrial fluid flow markets worldwide. We make industrial processes more operating and capital expenditure efficient. Our solutions convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our core competencies are fluid dynamics and advanced material science. Our company was founded in 1992, and we introduced the initial version of our Pressure Exchanger® energy recovery device in early 1997 for sea water reverse osmosis desalination. Share of our common stock began trading publicly in July 2008. In December 2009, we acquired Pump Engineering, LLC, which manufactured centrifugal energy recovery devices known as turbochargers as well as high-pressure pumps. In 2012, we introduced the IsoBoost and IsoGen branded products for use in the oil & gas industry. In 2015, we conducted field trials for the VorTeq hydraulic fracturing system, also for use in the oil & gas industry for oil field hydraulic fracturing operations and entered into a fifteen year license agreement with Schlumberger Technology Corporation.

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

Our reportable operating segments consist of the Water Segment and the Oil & Gas Segment. These segments are based on the industries in which the products are sold and the related solutions and services.

At June 30, 2016, two vendors accounted for 26% and 19%, respectively, of our accounts payable balance. At December 31, 2015, no customer accounted for more than 10% of our accounts payable balance.

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

We often experience substantial fluctuations in our Water Segment net revenue from quarter to quarter and from year to year because a single order for our energy recovery devices by a large EPC firm for a particular plant may represent significant revenue. In addition, historically our EPC customers tend to order a significant amount of equipment for delivery in the fourth quarter, and as a consequence, a significant portion of our annual sales typically occurs during that quarter. This historical trend has been reflected in the fourth quarter of the last several years. Normal seasonality trends also generally show our lowest revenue in the first quarter of the year.

A limited number of our customers account for a substantial portion of our product revenue and of our accounts receivable and unbilled receivables. Product revenue from customers representing 10% or more of product revenue varies from period to period. For the three months ended June 30, 2016, two customers accounted for 20% and 11%, respectively, of our product revenue. For the three months ended June 30, 2015, one customer accounted for 30% of our product revenue. For the six months ended June 30, 2016, two customers accounted for 19% and 12%, respectively, of our product revenue. For the six months ended June 30, 2015, two customers accounted for 22% and 10%, respectively, of our product revenue. No other customer accounted for more than 10% of our product revenue during any of these periods.

At June 30, 2016, two customers accounted for 24% and 13%, respectively, of our accounts receivable and unbilled receivables balance. At December 31, 2015, two customers accounted for 26% and 18%, respectively, of our accounts receivable and unbilled receivables balance.

At June 30, 2016, two vendors accounted for 26% and 19%, respectively, of our accounts payable balance. At December 31, 2015, no customer accounted for more than 10% of our accounts payable balance.

During the three and six months ended June 30, 2016 and 2015, most of our product revenue and accounts receivable were attributable to sales outside of the United States. We expect sales and accounts receivable outside of the United States to remain a significant portion of our Water Segment product revenue and accounts receivable for the next few years.

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

No oil & gas product revenue was recognized during the three and six months ended June 30, 2016. In the first quarter of 2015, we recognized oil & gas product revenue of $0.1 million from oil & gas commissioning services and fees related to the cancellation of a sales order.

On October 14, 2015, the Company, through our Ireland subsidiary ERI Energy Recovery Ireland Ltd., entered into a Licensing Agreement (the “Agreement”) with Schlumberger Technology Corporation, a subsidiary of Schlumberger Limited (NYSE:SLB). The Agreement has a term of fifteen years for the exclusive right to use certain intellectual property related to our VorTeq hydraulic fracturing system technology. The Agreement provided for a $75 million exclusivity payment in connection with the execution of the Agreement, two separate $25 million payments upon the meeting of two milestones, and recurring royalty payments throughout the term of the Agreement. License and development revenue related to the exclusivity payment is recognized over the term of the agreement with $1.3 million of license and development revenue recognized in the three months ended June 30, 2016 and $2.5 million recognized in the six months ended June 30, 2016.

During the three and six months ended June 30, 2016 all of our license and development revenue is attributable to the Agreement. There was no license and development revenue in the three and six months ended June 30, 2015. At June 30, 2016 and December 31, 2015, there were no accounts receivable associated with our Oil & Gas Segment.

Results of Operations

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our consolidated financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition; allowance for doubtful accounts; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill, long-lived assets, and acquired intangible assets; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; and deferred taxes and valuation allowances on deferred tax assets.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Total Revenue

	Three Months Ended June 30,
	2016		2015		Change Increase / (Decrease)
Product revenue	$11,973	91%	$10,484	100%	$1,489	14%
License and development revenue	1,250	9%	—	—	1,250	100%
Total revenue	$13,223	100%	$10,484	100%	$2,739	26%

Product Revenue

	Three Months Ended June 30,
Segment	2016	2015	$ Change	% Change
Water	$11,973	$10,484	$1,489	14%
Oil & Gas	—	—	—	—
Product revenue	$11,973	$10,484	$1,489	14%

Product revenue in the Water Segment increased by $1.5 million, or 14%, to $12.0 million for the three months ended June 30, 2016 from $10.5 million for the three months ended June 30, 2015. The increase was primarily due to increased OEM shipments of $2.0 million and higher aftermarket shipments of $1.0 million. These increases were offset by lower mega project (“MPD”) shipments of $1.5 million in the three months ended June 30, 2016 compared to MPD shipments in the three months ended June 30, 2015.

No product revenue in the Oil & Gas Segment was recognized in either the three month period ended June 30, 2016 or the three month period ended June 30, 2015.

During the three months ended June 30, 2016 and 2015, a significant portion of our product revenue was attributable to sales outside of the United States. Product revenue attributable to domestic and international sales as a percentage of product revenue was as follows:

	Three Months Ended June 30,
	2016	2015
Domestic revenue	2%	9%
International revenue	98%	91%
Product revenue	100%	100%

License and Development Revenue

	Three Months Ended June 30,
Segment	2016	2015	$ Change	% Change
Water	$—	$—	$—	—
Oil & Gas	1,250	—	1,250	100%
License and development revenue	$1,250	$—	$1,250	100%

The increase in license and development revenue during the three months ended June 30, 2016, was due to the recognition of $1.3 million in revenue associated with the licensing agreement with Schlumberger. The $1.3 million is representative of the straight-line basis of revenue recognition of the $75 million initial payment over the fifteen-year term of the agreement.

License and development revenue attributable to domestic and international sales as a percentage of license and development revenue was as follows:

	Three Months Ended June 30,
	2016	2015
Domestic revenue	—	—
International revenue	100%	—
License and development revenue	100%	—

Product Gross Profit

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product gross profit	$7,737	$—	$7,737	$5,648	$—	$5,648
Product gross margin	65%	—	65%	54%	—	54%

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, manufactured components, personnel costs (including stock-based compensation), and manufacturing overhead. For the three months ended June 30, 2016, product gross profit as a percentage of product revenue was 65% compared to 54% for the three months ended June 30, 2015.

The increase in product gross profit as a percentage of product revenue in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to increases in OEM and aftermarket sales volume, product mix, and pricing in the Water Segment. The increases were offset by lower MPD sales volume also in the Water Segment.

Future product gross profit is highly dependent on the product and customer mix of our product revenue, overall market demand and competition, and the volume of production in our manufacturing plant that determines our operating leverage. Accordingly, we are not able to predict our future product gross profit levels with certainty. We believe that the current levels of our Water Segment product gross profit margin are likely sustainable to the extent that volume remains healthy, our product mix favors PX devices, and we continue to realize cost savings through production efficiencies and enhanced yields.

Manufacturing headcount increased to 41 at June 30, 2016 from 36 at June 30, 2015.

Stock-based compensation expense included in cost of revenue was $24,000 and $37,000 for the three months ended June 30, 2016 and 2015, respectively.

Operating Expenses

	Three Months Ended June 30,
	2016		2015		Change Increase / (Decrease)
Total revenue	$13,223	100%	$10,484	100%	$2,739	26%

Operating expenses:
General and administrative	3,992	30%	5,362	51%	(1,370)	(26%)
Sales and marketing	1,935	15%	1,994	19%	(59)	(3%)
Research and development	2,422	18%	1,410	13%	1,012	72%
Amortization of intangible assets	158	1%	158	2%	—	—
Total operating expenses	$8,507	64%	$8,924	85%	$(417)	(5%)

General and Administrative Expense

General and administrative expense decreased by $1.4 million, or 26%, to $4.0 million for the three months ended June 30, 2016 from $5.4 million for the three months ended June 30, 2015. As a percentage of total revenue, general and administrative expense decreased to 30% for the three months ended June 30, 2016 from 51% for the three months ended June 30, 2015.

General and administrative headcount increased to 30 at June 30, 2016 from 24 at June 30, 2015.

Of the $1.4 million decrease in general and administrative expense for the three months ended June 30, 2016 compared to the same quarter of 2015, $1.3 million related to stock based compensation; $0.2 million related to professional, legal and other administrative costs; and $0.1 million related to compensation and employee related benefits. These decreases were offset by an increase of $0.2 million related to occupancy and other costs.

Stock-based compensation expense included in general and administrative expense was $0.4 million and $1.7 million for the three months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense for the three months ended June 30, 2015 included charges as a result of modification of options associated with the resignation of the former Chief Executive Officer of $1.3 million.

Sales and Marketing Expense

Sales and marketing expense decreased by $59,000, or 3%, to $1.9 million for the three months ended June 30, 2016 from $2.0 million for the three months ended June 30, 2015. As a percentage of total revenue, sales and marketing expense decreased to 15% for the three months ended June 30, 2016 from 19% for the three months ended June 30, 2015.

Sales and marketing headcount remained constant at 29 for both June 30, 2016 and June 30, 2015.

The $59,000 decrease in sales and marketing expense for the three months ended June 30, 2016 compared to the same quarter of 2015 was due to a $0.3 million decrease related to compensation and employee related benefits offset by an increase of $0.2 million related to commissions and incentive bonus accruals.

Stock-based compensation expense included in sales and marketing expense was $0.1 million for both the three months ended June 30, 2016 and 2015.

Research and Development Expense

Research and development expense increased by $1.0 million, or 72%, to $2.4 million for the three months ended June 30, 2016 from $1.4 million for the three months ended June 30, 2015. As a percentage of total revenue, research and development expense increased to 18% for the three months ended June 30, 2016 from 13% for the three months ended June 30, 2015.

Research and development headcount increased to 21 at June 30, 2016 from 16 at June 30, 2015.

Of the $1.0 million increase in research and development expense for the three months ended June 30, 2016 compared to the same quarter of 2015, $0.5 million related to costs associated with the Company’s investment in product development for oil & gas applications and $0.5 million related to compensation and employee-related benefits.

Stock-based compensation expense included in research and development expense was $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively.

As we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for existing and new markets, we anticipate that our research and development expenses may increase in the future.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense was $0.2 million for the three months ended June 30, 2016 and 2015. As a percentage of total revenue, amortization of intangible assets decreased to 1% for the three months ended June 30, 2016 from 2% for the three months ended June 30, 2015.

Other income and expenses

	Three Months Ended June 30,
	2016		2015		Change Increase / (Decrease)
Total revenue	$13,223	100%	$10,484	100%	$2,739	26%

Other non-operating income	$79	1%	$20	*	$59	295%

* Less than 1%

Other non-operating income, increased by $59,000 to income of $79,000 in the three months ended June 30, 2016 from income of $20,000 in the three months ended June 30, 2015. The increase was primarily due to an increase in interest income related to interest receivable on investments recorded during the second quarter of 2016 compared to the same period last year.

Income Taxes

The income tax provision was $0.1 million in the three months ended June 30, 2016 compared to a tax provision of $71,000 in the three months ended June 30, 2015. The tax provision for the three months ended June 30, 2016 was primarily related to the tax basis amortization of goodwill and federal, state, and other taxes. The tax expenses were offset by a tax benefit related to losses in our Ireland subsidiary. The tax expense for the three months ended June 30, 2015 primarily related to the tax basis amortization of goodwill and state and other taxes.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Results of Operations

Total Revenue

	Six Months Ended June 30,
	2016		2015		Change Increase / (Decrease)
Product revenue	$22,024	90%	$16,348	100%	$5,676	35%
License and development revenue	2,500	10%	—	—	2,500	100%
Total revenue	$24,524	100%	$16,348	100%	$8,176	50%

Product Revenue

	Six Months Ended June 30,
Segment	2016	2015	$ Change	% Change
Water	$22,024	$16,207	$5,817	36%
Oil & Gas	—	141	(141)	(100%)
Product revenue	$22,024	$16,348	$5,676	35%

Product revenue in the Water Segment increased by $5.8 million, or 36%, to $22.0 million for the six months ended June 30, 2016 from $16.2 million for the six months ended June 30, 2015. The increase was primarily due to increased mega project (“MPD”) shipments of $2.3 million compared to MPD shipments in the six months ended June 30, 2015. Also contributing to the increase were higher OEM shipments of $2.3 million and higher aftermarket shipments of $1.2 million.

Product revenue in the Oil & Gas Segment decreased by $0.1 million, or 100%, to zero for the six months ended June 30, 2016 from $0.1 million for the six months ended June 30, 2015.

During the six months ended June 30, 2016 and 2015, a significant portion of our product revenue was attributable to sales outside of the United States. Product revenue attributable to domestic and international sales as a percentage of product revenue was as follows:

	Six Months Ended June 30,
	2016	2015
Domestic revenue	2%	7%
International revenue	98%	93%
Product revenue	100%	100%

License and Development Revenue

	Six Months Ended June 30,
Segment	2016	2015	$ Change	% Change
Water	$—	$—	$—	—
Oil & Gas	2,500	—	2,500	100%
License and development revenue	$2,500	$—	$2,500	100%

The increase in license and development revenue during the six months ended June 30, 2016, was due to the recognition of $2.5 million in revenue associated with the licensing agreement with Schlumberger. The $2.5 million is representative of the straight-line basis of revenue recognition of the $75 million initial payment over the fifteen-year term of the agreement.

License and development revenue attributable to domestic and international sales as a percentage of license and development revenue was as follows:

	Six Months Ended June 30,
	2016	2015
Domestic revenue	—	—
International revenue	100%	—
License and development revenue	100%	—

Product Gross Profit

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product gross profit	$14,114	$—	$14,114	$8,868	$113	$8,981
Product gross margin	64%	—	64%	55%	80%	55%

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. For the six months ended June 30, 2016, product gross profit as a percentage of product revenue was 64% compared to 55% for the six months ended June 30, 2015.

The increase in product gross profit as a percentage of product revenue in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to increased sales volume, a shift in product mix, and pricing in the Water Segment, offset by lower sales volume in the Oil & Gas Segment.

Future product gross profit is highly dependent on the product and customer mix of our product revenue, overall market demand and competition, and the volume of production in our manufacturing plant that determines our operating leverage. Accordingly, we are not able to predict our future product gross profit levels with certainty. We believe that the current levels of our Water Segment product gross profit margin are sustainable to the extent that volume remains healthy, our product mix favors PX devices, and we continue to realize cost savings through production efficiencies and enhanced yields.

Manufacturing headcount increased to 41 at June 30, 2016 from 36 at June 30, 2015.

Stock-based compensation expense included in cost of revenue was $62,000 and $72,000 for the six months ended June 30, 2016 and 2015, respectively.

Operating Expenses

	Six Months Ended June 30,
	2016		2015		Change Increase / (Decrease)
Total revenue	$24,524	100%	$16,348	100%	$8,176	50%

Operating expenses:
General and administrative	8,876	36%	11,640	71%	(2,764)	(24%)
Sales and marketing	4,005	16%	4,427	27%	(422)	(10%)
Research and development	5,087	21%	3,943	24%	1,144	29%
Amortization of intangible assets	315	1%	317	2%	(2)	(1%)
Total operating expenses	$18,283	75%	$20,327	124%	$(2,044)	(10%)

General and Administrative Expense

General and administrative expense decreased by $2.8 million, or 24%, to $8.9 million for the six months ended June 30, 2016 from $11.6 million for the six months ended June 30, 2015. As a percentage of total revenue, general and administrative expense decreased to 36% for the six months ended June 30, 2016 from 71% for the six months ended June 30, 2015.

General and administrative headcount increased to 30 at June 30, 2016 from 24 at June 30, 2015.

Of the $2.8 million decrease in general and administrative expense for the six months ended June 30, 2016 compared to the same period of 2015, $1.3 million related to stock based compensation; $1.3 million related to professional, legal and other administrative costs; and $0.2 million related to compensation and employee related benefits.

Stock-based compensation expense included in general and administrative expense was $1.3 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense for the six months ended June 30, 2015 included charges as a result of the modification of options associated with the resignation of the former Chief Executive Officer of $1.3 million.

Sales and Marketing Expense

Sales and marketing expense decreased by $0.4 million, or 10%, to $4.0 million for the six months ended June 30, 2016 from $4.4 million for the six months ended June 30, 2015. As a percentage of total revenue, sales and marketing expense decreased to 16% for the six months ended June 30, 2016 from 27% for the six months ended June 30, 2015.

Sales and marketing headcount remained constant at 29 for both June 30, 2016 and June 30, 2015.

The $0.4 million decrease in sales and marketing expense for the six months ended June 30, 2016 compared to the same period of 2015 was due to $0.3 million related to compensation and employee related benefits and $0.1 million related to professional and other services.

Stock-based compensation expense included in sales and marketing expense was $0.3 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

Research and Development Expense

Research and development expense increased by $1.2 million, or 29%, to $5.1 million for the six months ended June 30, 2016 from $3.9 million for the six months ended June 30, 2015. As a percentage of total revenue, research and development expense decreased to 21% for the six months ended June 30, 2016 from 24% for the six months ended June 30, 2015.

Research and development headcount increased to 21 at June 30, 2016 from 16 at June 30, 2015.

Of the $1.2 million increase in research and development expense for the six months ended June 30, 2016 compared to the same period of 2015, $0.6 million related to costs associated with the Company’s investment in product development for oil & gas applications; $0.4 million related to compensation and employee-related benefits; and $0.2 million related to professional and other services.

Stock-based compensation expense included in research and development expense was $0.3 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

As we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for markets outside of seawater desalination, we anticipate that our research and development expenses may increase in the future.

Amortization of Intangible Assets

Amortization expense was $0.3 million for both the six months ended June 30, 2016 and the six months ended June 30, 2015. As a percentage of total revenue, amortization of intangible assets decreased to 1% for the six months ended June 30, 2016 from 2% for the six months ended June 30, 2015.

Other income and expenses

	Six Months Ended June 30,
	2016		2015		Change Increase / (Decrease)
Total revenue	$24,524	100%	$16,348	100%	$8,176	50%

Interest expense	(1)	*	(40)	*	39	(98%)
Other non-operating income (expense)	58	*	(82)	(1%)	140	171%
Total other income (expenses)	$57	*	$(122)	(1%)	$179	147%

* Less than 1%

Total other income (expense), increased by $179,000 to income of $57,000 in the six months ended June 30, 2016 from expense of ($122,000) in the six months ended June 30, 2015. The increase was primarily due to an increase in interest income related to interest receivable on investments and to lower interest expense.

Income Taxes

The income tax benefit was $0.1 million in the six months ended June 30, 2016 compared to a tax provision of ($0.1) million in the six months ended June 30, 2015. The tax benefit for the six months ended June 30, 2016 was primarily related to losses in our Ireland subsidiary offset by tax expense related to the tax basis amortization of goodwill and federal, state, and other taxes. The tax provision for the six months ended June 30, 2015 primarily related to the tax basis amortization of goodwill and state and other taxes.

Liquidity and Capital Resources

Overview

Our primary source of cash historically has been proceeds from customer payments for our products and services and the issuance of common stock. In October 2015, under the terms of the licensing agreement described above, we received a $75 million exclusivity payment from Schlumberger. The licensing agreement with Schlumberger also provides for two separate $25 million payments upon the meeting of two milestones, which we have not yet received, and recurring royalty payments throughout the term of the Agreement, once our products are commercialized.

As of June 30, 2016, we have issued common stock for aggregate net proceeds of $90.7 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

In March 2015, we entered into a loan agreement with a financial institution for a $55,000 fixed-rate installment loan carrying an annual interest rate of 6.35%. The loan is payable in monthly installments and matures on April 2, 2020.

As of June 30, 2016, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $79.0 million that are invested primarily in money market funds; short-term investments of $15.1 million that are primarily invested in marketable debt securities; and net accounts receivable of $8.2 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, and marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We currently have unbilled receivables pertaining to customer contractual holdback provisions, whereby we will invoice the final installment due under a sales contract 7 to 24 months after the product has been shipped to the customer and revenue has been recognized. The customer holdbacks represent amounts intended to provide a form of security to the customer during the warranty period; accordingly, these receivables have not been discounted to present value. At June 30, 2016 we had $1.8 million of short-term unbilled receivables.

In June 2012, we entered into a loan agreement (the “2012 Agreement”) with a financial institution. The 2012 Agreement was amended in June 2015. The 2012 Agreement, as amended, provides for a total available credit line of $16.0 million. Under the 2012 Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans. The total stand-by letters of credit issued under the 2012 Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. At no time may the aggregate of the revolving loans and stand-by letters of credit exceed the total available credit line of $16.0 million. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate or a Eurodollar loan that bears interest equal to the adjusted LIBOR rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line.

We are subject to certain financial and administrative covenants under the 2012 Agreement. As of June 30, 2016, we were in compliance with these covenants.

The 2012 Agreement, as amended, also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The 2012 Agreement, as amended, matures in June 2018 and is collateralized by substantially all of our assets. As of June 30, 2016 there were no advances drawn under the 2012 Agreement’s line of credit. The amounts outstanding on stand-by letters of credit collateralized under the 2012 Agreement totaled approximately $4.1 million, and restricted cash related to these stand-by letters of credit issued under the 2012 Agreement was approximately $4.1 million as of June 30, 2016. Of this $4.1 million of restricted cash, $1.0 million was classified as current and $3.1 million was classified as non-current.

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was $0.8 million and ($8.0) million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, a net loss of ($1.5) million was adjusted to $2.0 by non-cash items totaling $3.5 million. For the six months ended June 30, 2015, a net loss of ($11.6) million was adjusted to ($6.1) million by non-cash items totaling $5.5 million. Non-cash adjustments during the six months ended June 30, 2016, primarily include stock-based compensation of $1.9 million and depreciation and amortization of $1.9 million.

Non-cash adjustments during the six months ended June 30, 2015, primarily include stock-based compensation of $3.1 million; depreciation and amortization of $2.0 million; and unrealized losses on foreign currency transactions, amortization of premiums/discounts on investments, deferred income taxes, and other non-cash items of $0.4 million.

The net cash impact from changes in assets and liabilities was approximately ($1.2) million and ($1.9) million for the six months ended June 30, 2016 and 2015, respectively. Net changes in assets and liabilities during the six months ended June 30, 2016 are primarily attributable to a decrease of $3.4 million in accounts receivable and unbilled receivables as a result of the collections and the timing of invoices for projects shipped previously; a $0.9 million increase in deferred product revenue; and a decrease of $0.4 million in inventory. These changes were offset by a $2.7 million decrease in accrued expenses and other current liabilities due to the timing of payments to employees and other third parties; a $2.5 million decrease in non-current deferred revenue related to the recognition of revenue related to the Schlumberger exclusive license; a $0.4 million increase in prepaid expenses and other current assets; and a $0.3 million decrease in accounts payable due to the timing of payments to vendors.

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

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was ($15.8) million and $10.2 million for the six months ended June 30, 2016 and 2015, respectively. Cash flows used in investing activities for the six months ended June 30, 2016 included $14.9 million to purchase marketable securities, $0.6 million to purchase fixed assets, and a $0.3 decrease in restricted cash to collateralize stand-by letters of credit.

Cash flows provided by investing activities for the six months ended June 30, 2015 were primarily due to the maturity of marketable securities of $8.2 million and a decrease of $2.4 million in restricted cash to collateralize stand-by letters of credit. These sources of cash were offset by the use of $0.4 million to purchase fixed assets.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was ($5.9) million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively. Net cash used during the six months ended June 30, 2016 consisted of $8.4 million used to repurchase our common stock related to repurchase programs. The use of cash was offset by $2.5 million received for the issuance of common stock due to option exercises.

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

Contractual Obligations

In March 2015, we entered into a loan agreement that matures in April 2020. The total of future minimum installment payment under this agreement as of June 30, 2016 was $43,000. For additional information, see Note 6 — “Long-Term Debt and Lines of Credit” to the unaudited condensed consolidated financial statements.

We lease facilities under fixed non-cancellable operating leases that expire on various dates through 2019. The total of the future minimum lease payments under these leases as of June 30, 2016 was $5.5 million. For additional information, see Note 9 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements.

In the course of our normal operations, we also enter into purchase commitments with our suppliers for various raw materials and components parts. The purchase commitments covered by these arrangements are subject to change based on sales forecasts for future deliveries. As of June 30, 2016, we had approximately $1.4 million of cancellable open purchase order arrangements related primarily to materials and parts.

We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of June 30, 2016, we believe that our exposure related to these guarantees and indemnities was not material.

The following is a summary of our contractual obligations as of June 30, 2016 (in thousands):

	Payments Due by Period
Payments Due During Year Ending December 31,	Operating Leases	Purchase Obligations	Loan	Total
2016 (remaining 6 months)	$838	$1,413	$5	$2,256
2017	1,642	—	11	1,653
2018	1,603	—	11	1,614
2019	1,402	—	12	1,414
2020	—	—	4	4
	$5,485	$1,413	$43	$6,941

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As we expand our international sales, we expect that a portion of our product revenue could continue to be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates. Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our current significant exposures are to fluctuations in exchange rates for the United States Dollar versus the Euro, AED, CNY, GBP, and CAD. Changes in currency exchange rates could adversely affect our consolidated operating results or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. To decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. We have not hedged our exposure to changes in foreign currency exchange rates because expenses and cash balances in foreign currencies have been insignificant to date and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Risk and Credit Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents and short-term investments. At June 30, 2016, our short-term investments totaled $15.1 million. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. Our current investments are primarily in high-quality, short-term and long-term debt instruments of high-quality corporate issuers. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than eighteen months. A hypothetical 1% increase in interest rates would have resulted in a $74,000 decrease in the fair value of our fixed-income debt securities as of June 30, 2016.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares or Approximate Dollar Value That May Yet be Purchased Under the Program
April 1 – April 30, 2016	—	—	—	$—
May 1 – May 31, 2016	93,000	$10.730	93,000	$9,002,319
June 1 – June 30, 2016	361,100	9.070	454,100	$5,728,010
Total	454,100	$9.410	454,100	$5,728,010

In May 2016, the Board of Directors authorized a stock repurchase plan under which shares, not to exceed $10.0 million in aggregate cost, of our outstanding common stock could be repurchased through October 31, 2016 at the discretion of management. As of June 30, 2016, 454,100 shares at an aggregate cost of $4.3 million had been repurchased under this authorization.

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

Registrant: Energy Recovery, Inc.

By:	/s/ JOEL GAY	President and Chief Executive Officer	August 4, 2016
	Joel Gay	(Principal Executive Officer)

	/s/ CHRIS GANNON	Chief Financial Officer	August 4, 2016
	Chris Gannon	(Principal Financial Officer)

Exhibit List

Exhibit No.	Description
10.1	Offer Letter to Mr. William Yeung, incorporated by reference to Exhibit 99.1 in the Company’s Form 8-K filed on June 22, 2016

10.2	Energy Recovery. Inc. 2016 Incentive Plan incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2016

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document