Form 10-Q
period 2016-09-30
Energy Recovery, Inc.
filed 2016-11-03
CIK 1421517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to __________

Commission File Number: 001-34112

Energy Recovery, Inc.

(Exact name of registrant as specified in its charter)

Delaware	01-0616867
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1717 Doolittle Drive, San Leandro, CA	94577
(Address of Principal Executive Offices)	(Zip Code)

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

As of October 31, 2016, there were 52,351,885 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value)

(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$80,691	$99,931
Restricted cash	521	1,490
Short-term investments	15,049	257
Accounts receivable, net of allowance for doubtful accounts of $189 and $166 at September 30, 2016 and December 31, 2015, respectively	8,193	11,590
Unbilled receivables, current	914	1,879
Cost and estimated earnings in excess of billings	440	—
Inventories	5,839	6,503
Deferred tax assets, net	—	938
Prepaid expenses and other current assets	1,507	943
Total current assets	113,154	123,531
Restricted cash, non-current	3,301	2,317
Unbilled receivables, non-current	—	6
Deferred tax assets, non-current	1,021	—
Property and equipment, net of accumulated depreciation of $20,634 and $18,338 at September 30, 2016 and December 31, 2015, respectively	9,182	10,622
Goodwill	12,790	12,790
Other intangible assets, net	2,058	2,531
Other assets, non-current	4	2
Total assets	$141,510	$151,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,796	$1,865
Accrued expenses and other current liabilities	6,272	7,808
Income taxes payable	137	2
Accrued warranty reserve	394	461
Deferred revenue	6,455	5,878
Current portion of long-term debt	11	10
Total current liabilities	15,065	16,024
Long-term debt, net of current portion	30	38
Deferred tax liabilities, non-current	2,173	2,360
Deferred revenue, non-current	65,231	69,000
Other non-current liabilities	598	718
Total liabilities	83,097	88,140
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 56,023,054 shares issued and 52,301,398 shares outstanding at September 30, 2016, and 54,948,235 shares issued and 52,468,779 shares outstanding at December 31, 2015	56	55
Additional paid-in capital	136,053	129,809
Accumulated other comprehensive loss	(91)	(64)
Treasury stock at cost, 3,721,656 and 2,479,456 shares repurchased at September 30, 2016 and December 31, 2015, respectively	(16,210)	(6,835)
Accumulated deficit	(61,395)	(59,306)
Total stockholders’ equity	58,413	63,659
Total liabilities and stockholders’ equity	$141,510	$151,799

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Product revenue	$11,024	$12,112	$33,048	$28,460
Product cost of revenue	3,968	4,948	11,878	12,315
Product gross profit	7,056	7,164	21,170	16,145

License and development revenue	1,250	—	3,750	—

Operating expenses:
General and administrative	3,971	3,590	12,847	15,230
Sales and marketing	2,512	2,195	6,517	6,622
Research and development	2,319	1,474	7,406	5,417
Amortization of intangible assets	158	159	473	476
Total operating expenses	8,960	7,418	27,243	27,745
Loss from operations	(654)	(254)	(2,323)	(11,600)

Other expense:
Interest expense	(1)	—	(2)	(40)
Other non-operating income (expense)	79	(48)	137	(130)
Loss before income taxes	(576)	(302)	(2,188)	(11,770)
Provision (benefit) for income taxes	3	38	(99)	180
Net loss	$(579)	$(340)	$(2,089)	$(11,950)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.23)

Weighted average shares outstanding – basic and diluted	52,106	52,237	52,227	52,071

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(579)	$(340)	$(2,089)	$(11,950)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5	(4)	(1)	21
Unrealized gain (loss) on investments	5	3	(26)	4
Other comprehensive income (loss)	10	(1)	(27)	25
Comprehensive loss	$(569)	$(341)	$(2,116)	$(11,925)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(2,089)	$(11,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,771	2,897
Stock-based compensation	2,640	3,549
Provision for warranty claims	134	91
Amortization of premiums on investments	94	154
Provision for doubtful accounts	68	88
Unrealized loss on foreign currency transactions	65	54
Change in fair value of put options	33	55
Other non-cash adjustments	(120)	11
Valuation adjustments for excess or obsolete inventory	(175)	(126)
Reversal of accruals related to expired warranties	(201)	(213)
Deferred income taxes	(270)	172
Changes in operating assets and liabilities:
Accounts receivable	3,330	2,810
Unbilled receivables	971	509
Inventories	839	(563)
Deferred revenue, product	557	449
Income taxes payable	135	(10)
Litigation settlement	—	(1,700)
Accounts payable	(69)	(134)
Costs and estimated earnings in excess of billings	(440)	—
Prepaid and other assets	(598)	(242)
Accrued expenses and other liabilities	(1,598)	(3,602)
Deferred revenue, SLB license	(3,750)	—
Net cash provided by (used in) operating activities	2,327	(7,701)
Cash Flows From Investing Activities
Maturities of marketable securities	1,000	11,845
Change in restricted cash	(15)	1,856
Capital expenditures	(900)	(557)
Purchases of marketable securities	(15,912)	—
Net cash (used in) provided by investing activities	(15,827)	13,144
Cash Flows From Financing Activities
Net proceeds from issuance of common stock	3,708	558
Proceeds from long-term debt	—	55
Repayment of long-term debt	(7)	(5)
Repurchase of common stock	(9,375)	—
Net cash (used in) provided by financing activities	(5,674)	608
Effect of exchange rate differences on cash and cash equivalents	(66)	(54)
Net change in cash and cash equivalents	(19,240)	5,997
Cash and cash equivalents, beginning of period	99,931	15,501
Cash and cash equivalents, end of period	$80,691	$21,498

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Energy Recovery, Inc. (the “Company,” “Energy Recovery,” “our,” “us,” and “we”) is an energy solutions provider to industrial fluid flow markets worldwide. Our core competencies are fluid dynamics and advanced material science. Our products make industrial processes more operating and capital expenditure efficient. Our solutions convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our solutions are marketed and sold in fluid flow markets, such as water, oil & gas, and chemical processing, under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, AT™, AquaBold™, VorTeq™, IsoBoost®, and IsoGen®. Our solutions are owned, manufactured, and/or developed, in whole or in part, in the United States of America (“U.S.”) and the Republic of Ireland.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires our management to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition - completed contract and percentage-of-completion; allowance for doubtful accounts; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill, long-lived assets, and acquired intangible assets; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; and deferred taxes and valuation allowances on deferred tax assets. Actual results could differ materially from those estimates.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Energy Recovery and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Addition of New Revenue Stream to Revenue Recognition Policy - IsoBoost and IsoGen

In July 2016 we finalized a purchase order associated with a previously announced letter of award to provide multiple units of our IsoBoost technology for integration into a major gas processing plant to be constructed in the Middle East. The contract is for approximately $7 million worth of equipment and services, with an option for an additional $4 million to be determined at a later date. The optional supply may not be confirmed by the customer until the latter portion of 2017. This contract is comprised of fixed prices, with customer specific specifications, and will take over one year to complete.

IsoBoost and IsoGen systems are highly engineered, customized solutions that are designed and manufactured over an extended period of time and are built specifically to meet a customer’s specifications. It is the Company’s position that percentage-of-completion method of accounting is appropriate for IsoBoost and IsoGen systems given the facts and circumstances of these projects. In the event that a purchase order for an IsoBoost or IsoGen does not meet these facts and circumstances then percentage-of-completion method of accounting does not apply.

Revenue from fixed price contracts is recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Pre-contract costs with no future benefit are expensed in the period in which they are incurred. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revisions become known. If material, the effects of any changes in estimates are disclosed in the notes to the consolidated financial statements. When estimates indicate that a loss will be incurred on a contract, a provision for the expected loss is recorded in the period in which the loss becomes evident. Revenue is recognized only to the extent costs have been recognized in the same period.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified statement of financial position. Instead, ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. We adopted this accounting standard update early, on a prospective basis, at the beginning of the second quarter of 2016 to simplify presentation of deferred taxes. The adoption at the beginning of the second quarter of 2016 resulted in a $1.1 million decrease in current deferred tax assets, a $0.8 million increase in non-current deferred tax assets, and a $0.3 million decrease in non-current deferred tax liabilities. No prior periods were retrospectively adjusted.

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

In March and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively, Revenue from Contracts with Customers (Topic 606). The amendments in these updates are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for both ASU 2016-08 and ASU 2016-10 are the same as those for ASU 2014-09 as deferred by ASU 2015-14.

In March 2016, the FASB issued ASU No. 2016-09 Compensation – Stock Compensation (Topic 718). ASU 2016-09 affects any entity that issues stock-based payment awards to their employees and is intended to simplify several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods with those annual periods. Early adoption is permitted. We are currently evaluating the impact of this guidance, but do not expect the adoption of this standard to have a material impact on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 impacts all entities that are required to present a statement of cash flows under Topic 230. The amendment provides guidance on eight specific cash flow issues. For public entities, ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted and should be applied using a retrospective transition method to each period presented. We do not expect the adoption of this standard to have a material impact on our financial statements.

Note 2 — Goodwill and Other Intangible Assets

Goodwill as of September 30, 2016 and December 31, 2015 of $12.8 million and $12.8 million, respectively, was the result of our acquisition of Pump Engineering, LLC in December 2009. In July 2015 with the adoption of a new organizational and reporting structure based on our operating segments, Water and Oil & Gas, we changed the measurement date of our annual goodwill impairment test from December to July. Consequently, we completed the required annual testing of goodwill for impairment for all reporting units as of July 1, 2016 and determined that goodwill was not impaired.

During the three and nine months ended September 30, 2016, there were no changes in the recognized amount of goodwill, and there has been no impairment of goodwill to date.

The components of identifiable other intangible assets, all of which are finite-lived, as of the dates indicated were as follows (in thousands):

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(4,168)	$—	$1,932
Non-compete agreements	1,310	(1,310)	—	—
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(990)	—	—
Patents	585	(417)	(42)	126
Total	$11,485	$(8,365)	$(1,062)	$2,058

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(3,711)	$—	$2,389
Non-compete agreements	1,310	(1,310)	—	—
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(990)	—	—
Patents	585	(401)	(42)	142
Total	$11,485	$(7,892)	$(1,062)	$2,531

Accumulated impairment losses at September 30, 2016 and December 31, 2015, include impairment charges for trademarks in 2012 and impairment charges for patents in 2007 and 2010.

Note 3 — Loss per Share

Basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period. Potential dilutive securities are excluded from the calculation of loss per share, as their inclusion would be anti-dilutive.

The following table shows the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(579)	$(340)	$(2,089)	$(11,950)
Denominator:
Basic & diluted weighted average common shares outstanding	52,106	52,237	52,227	52,071

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.23)

The following potential common shares were excluded from the computation of diluted loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	6,938	7,550	6,938	7,550
Restricted stock units	214	—	214	—

Note 4 — Other Financial Information

Restricted Cash

We have pledged cash in connection with stand-by letters of credit. We have deposited corresponding amounts into money market accounts at two financial institutions for these items as follows (in thousands):

	September 30, 2016	December 31, 2015
Current collateral for stand-by letters of credit	$521	$1,490
Non-current collateral for stand-by letters of credit	3,301	2,317
Total restricted cash	$3,822	$3,807

Inventories

Our inventories are stated at the lower of cost (using the first-in, first-out method) or market and consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$2,059	$2,590
Work in process	1,661	1,689
Finished goods	2,119	2,224
Inventories	$5,839	$6,503

Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Foreign currency put option	$—	$33
Interest receivable	81	4
Supplier advances	54	171
Prepaid rent	153	7
Other prepaid expenses and current assets	1,219	728
Total prepaid and other current assets	$1,507	$943

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Payroll and commissions payable	$3,838	$5,086
Accrued project costs	220	—
Accrued legal expenses	303	217
Other accrued expenses and current liabilities	1,911	2,505
Accrued expenses and other current liabilities	$6,272	$7,808

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2016, were as follows (in thousands):

	Foreign Currency Translation Adjustments Net of Tax Benefit	Unrealized Losses on Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(63)	$(1)	$(64)
Net other comprehensive loss	(1)	(26)	(27)
Balance, September 30, 2016	$(64)	$(27)	$(91)

There were no reclassifications of amounts out of accumulated other comprehensive loss, as there have been no sales of securities or translation adjustments that impacted other comprehensive loss during the quarter. The tax impact of the changes in accumulated other comprehensive loss were not material.

Note 5 — Investments

Our short-term investments are all classified as available-for-sale. There were no sales of available-for-sale securities during the nine months ended September 30, 2016.

Available-for-sale securities as of the dates indicated consisted of the following (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate notes and bonds	$15,076	$—	$(27)	$15,049
Total short-term investments	$15,076	$—	$(27)	$15,049

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate notes and bonds	$258	$—	$(1)	$257
Total short-term investments	$258	$—	$(1)	$257

Gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated, aggregated by investment category and length of time that the security has been in a continuous loss position, were as follows (in thousands):

	September 30, 2016
	Less than 12 Months		12 Months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$15,049	$(27)	$—	$—	$15,049	$(27)
Total	$15,049	$(27)	$—	$—	$15,049	$(27)

	December 31, 2015
	Less than 12 Months		12 Months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$—	$—	$257	$(1)	$257	$(1)
Total	$—	$—	$257	$(1)	$257	$(1)

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of September 30, 2016 are shown below by contractual maturity (in thousands):

	September 30, 2016
	Amortized Cost	Fair Value
Due in one year or less	$15,076	$15,049
Total available-for-sale securities	$15,076	$15,049

Note 6 — Long-Term Debt and Line of Credit

Debt

In March 2015, we entered into a loan agreement with a financial institution for a $55,000 fixed-rate installment loan carrying an annual interest rate of 6.35%. The loan is payable in equal monthly installments and matures on April 2, 2020. The note is secured by the asset purchased.

Long-term debt consisted of the following (in thousands)

	September 30, 2016	December 31, 2015
Loan payable	$41	$48
Less: current portion	(11)	(10)
Total long-term debt	$30	$38

Future minimum principal payments due under long-term debt arrangements consist of the following (in thousands):

September 30, 2016
2016 (remaining three months)	$3
2017	11
2018	11
2019	12
2020	4
Total debt	$41

Line of Credit

In June 2012, we entered into a loan agreement with a financial institution. The loan agreement was amended in June 2015, (as amended, the “Loan Agreement”). The Loan Agreement provides for a total available credit line of $16.0 million. Under the Loan Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans. The total stand-by letters of credit issued under the Loan Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate or a Eurodollar loan that bears interest equal to the adjusted LIBOR rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The Loan Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The Loan Agreement matures in June 2018 and is collateralized by substantially all of our assets.

As of September 30, 2016 and December 31, 2015, there were no revolving loans drawn under the Loan Agreement. Stand-by letters of credit collateralized under the Loan Agreement totaled $3.6 million and $3.8 million as of September 30, 2016 and December 31, 2015, respectively. Total cash restricted related to these stand-by letters of credit totaled $3.6 million and $3.8 million as of September 30, 2016 and December 31, 2015, respectively.

We are subject to certain financial and administrative covenants under the Loan Agreement. As of September 30, 2016, we were in compliance with these covenants.

As of September 30, 2016, we also had a stand-by letter of credit at another financial institution for $0.2 million. Restricted cash related to this stand-by letter of credit totaled $0.2 million as of September 30, 2016.

Note 7 — Equity

Stock Repurchase Program

In January 2016, our Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, could repurchase up to $6.0 million in aggregate cost of our outstanding common stock through June 30, 2016 (the “January Authorization”). In May 2016, our Board of Directors rescinded the January Authorization and authorized a new stock repurchase program under which the Company, at the discretion of management, could repurchase up to $10.0 million in aggregate cost of our outstanding common stock through October 31, 2016 (the “May Authorization”). We account for stock repurchases using the cost method. Cost includes fees charged in connection with acquiring the outstanding common stock. As of September 30, 2016, 673,700 shares, at an aggregate cost of $4.1 million, had been repurchased under the January Authorization and 568,500 shares, at an aggregate cost of $5.3 million, had been repurchased under the May Authorization.

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2016 and 2015, we recognized stock-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$16	$32	$78	$104
General and administrative	378	280	1,635	2,856
Sales and marketing	218	114	502	321
Research and development	163	70	425	268
Total stock-based compensation expense	$775	$496	$2,640	$3,549

Stock-based compensation in the three and nine months ended September 30, 2016 included expenses related to 31,659 options granted in the three months ended September 30, 2016 to new employees and a new member of the Board of Directors.

Stock-based compensation for the nine months ended September 30, 2015 included option modification expenses in connection with the resignation of the former Chief Executive Officer related to the accelerated vesting, extended vesting, and extended exercise period of options previously granted of approximately $1.3 million.

Stock-based compensation for the nine months ended September 30, 2016 included additional stock-based compensation expense of approximately $0.5 million in connection with the resignation of the former General Counsel related to the continued vesting of awards granted prior to his resignation.

Stock Option Plan

On June 23, 2016, our stockholders approved the 2016 Incentive Plan (the “Plan”). Prior to June 23, 2016, we maintained the Amended and Restated 2008 Equity Incentive Plan (the “Prior Plan”). Stock-based awards granted under the Plan and Prior Plan generally vest over four years and expire no more than ten years after the date of grant. Subject to adjustments as provided in the Plan, the number of shares of common stock initially authorized for issuance under the Plan is 4,441,083 (which consist of 3,830,000 new shares plus 611,083 shares that were authorized and unissued under the Prior Plan) plus up to 7,635,410 shares that were set aside for option awards granted under the Prior Plan that are subsequently forfeited. On July 27, 2016, we filed with the U.S. Securities and Exchange Commission a registration statement on Form S-8 with respect to the 4,441,083 shares issuable under the Plan. The Plan supersedes all previously issued stock incentive plans (including the Prior Plan) and will be the only available plan from which stock related awards may be granted.

Stock Option Activity

The following table summarizes the stock option activity under the Plan and includes options granted under all previous plans:

	Options Outstanding
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (2)
Balance December 31, 2015	7,198,479	$3.97	7.0	$22,875,000
Granted	903,676	$8.63	—	—
Exercised	(1,074,819)	$3.45	—	—
Forfeited	(89,054)	$5.39	—	—
Balance September 30, 2016	6,938,282	$4.64	7.0	$78,694,000

Vested and exercisable as of September 30, 2016	4,361,961	$4.18	5.9	$51,462,000
Vested and exercisable as of September 30, 2016 and expected to vest thereafter(1)	6,557,108	$4.59	6.8	$74,718,000

(1) Options that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of ASC 718, “Compensation — Stock Compensation.”

(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of September 30, 2016 of $15.98 per share

As of September 30, 2016, total unrecognized compensation cost related to non-vested options, net of estimated forfeitures, was $6.9 million, which is expected to be recognized as an expense over a weighted average period of approximately 2.5 years.

Restricted Stock Unit Activity

The following table summarizes the restricted stock unit activity under the Plan and includes restricted stock units granted under all previous plans:

	Units	Weighted Average Grant-Date Fair Value (Per unit)
Unvested at December 31, 2015	—	$—
Awarded	213,514	$8.65
Vested	—	$—
Forfeited	—	$—
Unvested at September 30, 2016	213,514	$8.65

As of September 30, 2016, total unrecognized compensation cost related to non-vested restricted stock units, net of estimated forfeitures, was $1.3 million, which is expected to be recognized as an expense over a weighted average period of approximately 3.4 years.

Note 8 — Income Taxes

The effective tax rate for the nine months ended September 30, 2016 and 2015 was 4.5% and (1.53%), respectively. As of December 31, 2015, a valuation allowance of approximately $21.4 million reduced our deferred income tax assets to the amount expected to be realized. The tax expense recognized for the nine months ended September 30, 2016, was primarily related to the tax basis amortization of goodwill and federal, state, and other taxes. The tax expenses were offset by a tax benefit related to losses in our Ireland subsidiary.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through July 2021. Future minimum lease payments consist of the following (in thousands):

September 30, 2016
2016 (remaining three months)	$428
2017	1,691
2018	1,662
2019	1,460
2020	59
2021	34
Total future minimum lease payments	$5,334

Product Warranty

The following table summarizes the activity related to the product warranty liability during the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$411	$756	$461	$755
Warranty costs charged to cost of revenue	38	(6)	134	15
Release of accrual for expired warranties	(55)	—	(201)	—
Utilization of warranty	—	(3)	—	(23)
Balance, end of period	$394	$747	$394	$747

Purchase Obligations

We enter into purchase order arrangements with our vendors. As of September 30, 2016, there were open purchase orders for which we had not yet received the related goods or services. These arrangements are subject to change based on our sales demand forecasts, and we have the right to cancel the arrangements prior to the date of delivery. As of September 30, 2016, we had approximately $1.2 million of cancellable open purchase order arrangements related primarily to materials and parts.

Additionally, we have entered into sale of goods agreements with two vendors for which the purchase orders have not yet been issued, but the Company has made a purchase obligation. The sale of goods agreements total $3.2 million.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for such indemnifications would be covered by our general liability insurance to the extent of the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2016 and December 31, 2015.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts generally no more than 10% of the total sales agreement to provide a form of security to the customer during the warranty period. These guarantees, generally in the form of stand-by letters of credit or bank guarantees secured by stand-by letters of credit, typically remain in place for periods ranging up to 24 months and in some cases up to 68 months, and relate to the underlying product warranty period. The stand-by letters of credit are collateralized by restricted cash. The $3.8 million in stand-by letters of credit outstanding at September 30, 2016 were collateralized by restricted cash of $3.8 million.

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

On January 20 and 27, 2015, two stockholder class action complaints were filed against the Company in the United States District Court of the Northern District of California, on behalf of Energy Recovery stockholders under the captions, Joseph Sabatino v. Energy Recovery, Inc. et al., Case No. 3:15-cv-00265 EMC, and Thomas C. Mowdy v. Energy Recovery, Inc, et al., Case No. 3:15-cv-00374 EMC. The complaints have now been consolidated under the caption, In Re Energy Recovery Inc. Securities Litigation, Case No. 3:15-cv-00265 EMC. The consolidated complaint alleges violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act of 1934 based upon alleged public misrepresentations and seeks the recovery of unspecified monetary damages. On October 12, 2016, the Company and the attorneys representing the class reached an agreement in principle to settle all outstanding claims in the case. As part of the settlement agreement, the Company has agreed to pay the class an undisclosed sum, the entirety of which will be borne by the Company’s insurer. The settlement agreement is subject to approval by the United States District Court of the Northern District of California.

On January 27, 2016, a complaint was filed by the Company’s Former Chief Sales Officer, David Barnes, in the United States District Court for the Northern District of California under the caption, David Barnes v. Energy Recovery, Inc., et al. Case No. 3:16-cv-00477 EMC (“Barnes Lawsuit”), related to his separation from the Company and alleging numerous legal claims including, but not limited to, wrongful termination, breach of contracts, and negligent and/or intentional misrepresentations to induce Mr. Barnes to join the Company. Mr. Barnes is seeking to recover, among other things, relocation and business expenses, back pay, front pay, lost equity, contractual severance, emotional distress damages, punitive damages, damages under the California Private Attorneys General Act, attorneys’ fees, costs, and interest. The Company and Mr. Barnes have reached an agreement to settle all outstanding claims between the named parties to the Barnes Lawsuit. The United States District Court for the Northern District of California, in an Order, approved the Stipulation, Settlement and Order for Dismissal (“Stipulation for Dismissal”) proposed by the named parties, and both the Order and Stipulation for Dismissal are publicly available. Thus, the Barnes Lawsuit is now resolved and has been dismissed as set forth in the Order entered by the Court. Pursuant to the settlement, further details are confidential.

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

On July 27, 2016, a complaint captioned Gerald McManiman v. Gay, et al., RG 16824960, was filed in the Superior Court for the State of California, County of Alameda, naming as defendants Joel Gay, Chris Gannon, Hans Peter Michelet, Alexander Buehler, Arve Hanstveit, Dominique Trempont, Robert Yu Lang Mao, Thomas S. Rooney, Jr., Borja Sanchez-Blanco, Audrey Bold, Paul M. Cook, Marie-Elisabeth Pate -Cornell, Fred Olav Johannessen (“Individual Defendants”) and naming the Company as a nominal defendant. The complaint is styled as a derivative action being brought on behalf of the Company and generally alleges breach of fiduciary duties and violations of laws against the Individual Defendants. Based on currently available information and review with outside counsel, the Company is not able to estimate a potential loss, if any, due to the early stage of the matter.

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

The following summarizes financial information by segment for the periods presented (in thousands):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product revenue	$10,568	$456	$11,024	$12,112	$—	$12,112
Product cost of revenue	3,647	321	3,968	4,948	—	4,948
Product gross profit	6,921	135	7,056	7,164	—	7,164

License and development revenue	—	1,250	1,250	—	—	—

Operating expenses:
General and administrative	346	278	624	158	255	413
Sales and marketing	1,434	750	2,184	1,121	1,061	2,182
Research and development	262	2,023	2,285	293	1,184	1,477
Amortization of intangibles	158	—	158	159	—	159
Operating expenses	2,200	3,051	5,251	1,731	2,500	4,231

Operating income (loss)	$4,721	$(1,666)	3,055	$5,433	$(2,500)	2,933
Less:
Corporate operating expenses			3,709			3,187
Consolidated operating loss			(654)			(254)
Non-operating income (expense)			78			(48)
Loss before income taxes			$(576)			$(302)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product revenue	$32,592	$456	$33,048	$28,319	$141	$28,460
Product cost of revenue	11,557	321	11,878	12,287	28	12,315
Product gross profit	21,035	135	21,170	16,032	113	16,145

License and development revenue	—	3,750	3,750	—	—	—

Operating expenses:
General and administrative	828	650	1,478	745	978	1,723
Sales and marketing	3,663	2,133	5,796	3,222	3,130	6,352
Research and development	954	6,394	7,348	839	4,643	5,482
Amortization of intangibles	473	—	473	476	—	476
Operating expenses	5,918	9,177	15,095	5,282	8,751	14,033

Operating income (loss)	$15,117	$(5,292)	9,825	$10,750	$(8,638)	2,112
Less:
Corporate operating expenses			12,148			13,712
Consolidated operating loss			(2,323)			(11,600)
Non-operating income (expense)			135			(170)
Loss before income taxes			$(2,188)			$(11,770)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Domestic product revenue	$268	$355	$672	$1,439
International product revenue	10,756	11,757	32,376	27,021
Total product revenue	$11,024	$12,112	$33,048	$28,460

Product revenue by country:
Saudi Arabia	24%	1%	10%	3%
Singapore	22%	1%	8%	2%
United Arab Emirates	5%	2%	3%	14%
China	4%	2%	11%	3%
United States	2%	3%	2%	5%
Qatar	* %	31%	12%	13%
Others **	43%	60%	54%	60%
Total	100%	100%	100%	100%

*	Less than 1%.
**	Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our product revenue during the periods presented.

All of our long-lived assets were located in the United States at September 30, 2016 and December 31, 2015.

Note 11 — Concentrations

Customers accounting for 10% or more of our accounts receivable and unbilled receivables were as follows:

	September 30, 2016	December 31, 2015
Customer A	23%	0%
Customer B	16%	2%
Customer C	5%	26%
Customer D	5%	18%

Revenue from customers representing 10% or more of product revenue varies from period to period. For the periods indicated, customers representing 10% or more of product revenue were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Customer A	23%	0%	9%	* %
Customer E	15%	0%	5%	0%
Customer D	1%	32%	13%	14%
Customer F	0%	* %	0%	13%

*	Less than 1%.

A single customer, Customer G, represents 100% of our license and development revenue for the three and nine months ended September 30, 2016. There was no license and development revenue recognized for the three or nine months ended September 30, 2015.

Vendors accounting for 10% or more of our accounts payable were as follows:

	September 30, 2016	December 31, 2015
Vendor A	19%	0%

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

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, unbilled receivables, accounts payable, and other accrued expenses approximate fair value due to the short-term maturity of those instruments. For our investments in available-for-sale securities, if quoted prices in active markets for identical investments are not available to determine fair value (Level 1), then we use quoted prices for similar assets or inputs other than quoted prices that are observable either directly or indirectly (Level 2). The investments included in Level 2 consist of corporate agency obligations.

The fair value of financial assets and liabilities measured on a recurring basis for the indicated periods was as follows (in thousands):

	September 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$15,049	$—	$15,049	$—
Total assets	$15,049	$—	$15,049	$—

	December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$257	$—	$257	$—
Foreign currency put options	33	—	33	—
Total assets	$290	$—	$290	$—

Note 13 — Related Party Transactions

In January 2016, the Company entered into a lease agreement with EMS USA, Inc. for the use of office space. The President and Chief Executive Officer of EMS USA, Inc. is also a member of the Board of Directors of the Company. The lease is for a term of ninety (90) days with continuation on a month-to-month basis thereafter, with each month being an “Additional Term.” The Company paid EMS USA, Inc. $1,098 and $5,268, respectively, related to this agreement during the three and nine months ended September 30, 2016. The lease was terminated as of July 2016.

In March 2016, the Company extended an employee loan to one of its employees for $21,786. The loan was repayable to the Company monthly over six months and was non-interest bearing. At September 30, 2016, the loan was fully paid and another employee loan was extended to this employee for $21,786. The new loan is repayable to the Company monthly over six months and is non-interest bearing.

Note 14 - Subsequent Events

See Note 9 – “Commitments and Contingencies”, under the caption “Litigation” for a discussion of litigation developments in October 2016.

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

Overview

Energy Recovery, Inc. (the “Company,” “Energy Recovery,” “our,” “us,” and “we”) is an energy solutions provider to industrial fluid flow markets worldwide. Our core competencies are fluid dynamics and advanced material science. Our products make industrial processes more operating and capital expenditure efficient. Our solutions convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our solutions are marketed and sold in fluid flow markets, such as water, oil & gas, and chemical processing, under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, AT™, AquaBold™, VorTeq™, IsoBoost®, and IsoGen®. Our solutions are owned, manufactured, and/or developed, in whole or in part, in the United States of America (“U.S.”) and the Republic of Ireland.

Our company was founded in 1992, and we introduced the initial version of our Pressure Exchanger energy recovery device in early 1997 for sea water reverse osmosis desalination. Shares of our common stock began trading publicly in July 2008. In December 2009, we acquired Pump Engineering, LLC, which manufactured centrifugal energy recovery devices known as turbochargers as well as high-pressure pumps. In 2012, we introduced the IsoBoost and IsoGen branded products for use in the oil & gas industry. In 2015, we conducted field trials for the VorTeq hydraulic fracturing system, also for use in the oil & gas industry for oil field hydraulic fracturing operations and entered into a fifteen-year license agreement with Schlumberger Technology Corporation. In 2016, we received our first major purchase order for multiple units of our IsoBoost technology for integration into a major gas processing plant to be constructed in the Middle East. The contract is for approximately $7 million worth of equipment and services with an option for an additional $4 million to be determined at a later date. The optional supply may not be confirmed by the customer until the latter portion of 2017.

Our reportable operating segments consist of the Water Segment and the Oil & Gas Segment. These segments are based on the industries in which the products are sold and the related solutions and services.

Water Segment

The Water Segment consists of revenue associated with products sold for use in reverse osmosis water desalination, as well as the related identifiable expenses. Our Water Segment revenue is principally derived from the sale of our energy recovery devices for use in water desalination plants worldwide. We also derive product revenue from the sale of our high-pressure and circulation pumps, which we manufacture and sell both separately and in connection with our energy recovery devices for use in water desalination plants. Additionally, we receive product revenue from the sale of spare parts and services, including start-up and commissioning services that we provide to our customers.

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

We often experience substantial fluctuations in our Water Segment net revenue from quarter to quarter and from year to year because a single order for our energy recovery devices by a large EPC firm for a particular plant may represent significant revenue. In addition, historically our EPC customers tend to order a significant amount of equipment for delivery in the fourth quarter, and, as a consequence, a significant portion of our annual sales typically occurs during that quarter. This historical trend has been reflected in the fourth quarter of the last several years. Normal seasonality trends also generally show our lowest revenue in the first quarter of the year.

A limited number of our customers in our Water Segment account for a substantial portion of our product revenue and of our accounts receivable and unbilled receivables. Product revenue from these customers representing 10% or more of product revenue varies from period to period. For the three months ended September 30, 2016, two customers accounted for 23% and 15%, respectively, of our Water Segment product revenue. For the three months ended September 30, 2015, one customer accounted for 32% of our Water Segment product revenue. For the nine months ended September 30, 2016, one customer accounted for 13% of our Water Segment product revenue. For the nine months ended September 30, 2015, two customers accounted for 14% and 13%, respectively, of our Water Segment product revenue. No other customer accounted for 10% or more of our Water Segment product revenue during any of these periods.

At September 30, 2016, two customers accounted for 23% and 16%, respectively, of our Water Segment accounts receivable and unbilled receivables balance. At December 31, 2015, two customers accounted for 26% and 18%, respectively, of our Water Segment accounts receivable and unbilled receivables balance. For additional information, see Note 11— “Concentrations” in the accompanying Condensed Consolidated Financial Statements.

During the three and nine months ended September 30, 2016 and 2015, most of our Water Segment product revenue and accounts receivable were attributable to sales outside of the United States. We expect sales and accounts receivable outside of the United States to remain a significant portion of our Water Segment product revenue and accounts receivable for the next few years.

Oil & Gas Segment

The Oil & Gas Segment consists of revenue associated with products sold or licensed for use in gas processing, chemical processing, and hydraulic fracturing, as well as related identifiable expenses. In the past several years, we have invested significant research and development costs to expand our business into pressurized fluid flow industries within the oil & gas industry. In 2012, we introduced the IsoBoost and IsoGen branded products for use in the oil & gas industry. In 2014, we announced a new product for the hydraulic fracturing industry, the VorTeq hydraulic fracturing system. Field trials were initiated for the VorTeq in the second quarter of 2015 and successfully completed in December 2015. In 2016, we received our first major purchase order for multiple units of our IsoBoost technology for integration into a major gas processing plant to be constructed in the Middle East. The contract is for approximately $7 million worth of equipment and services with an option for an additional $4 million to be determined at a later date. The optional supply may not be confirmed by the customer until the latter portion of 2017.

Oil & gas product revenue recognized during the three and nine months ended September 30, 2016 relates to a purchase order for multiple units of our IsoBoost technology. The design, procurement, and manufacturing of this project began in July 2016. The project is expected to be completed in August 2017. IsoBoost and IsoGen systems are highly engineered, customized solutions that are designed and manufactured over an extended period of time and are built specifically to meet a customer’s specifications. It is the Company’s position that percentage-of-completion method of accounting is appropriate for IsoBoost and IsoGen systems given the facts and circumstances of these projects. Accordingly, we recognized $0.5 million in the three and nine months ended September 30, 2016 under this revenue recognition policy. All of this product revenue is attributable to this purchase order.

In the first quarter of 2015, we recognized oil & gas product revenue of $0.1 million from oil & gas commissioning services and fees related to the cancellation of a sales order.

On October 14, 2015, the Company, through our Ireland subsidiary ERI Energy Recovery Ireland Ltd., entered into a Licensing Agreement (the “Licensing Agreement”) with Schlumberger Technology Corporation, a subsidiary of Schlumberger Limited (NYSE:SLB). The Licensing Agreement has a term of fifteen years for the exclusive right to use certain intellectual property related to our VorTeq hydraulic fracturing system technology. The Licensing Agreement provided for a $75 million exclusivity payment in connection with the execution of the Agreement, two separate $25 million payments upon the meeting of two milestones, and recurring royalty payments throughout the term of the Licensing Agreement. License and development revenue related to the exclusivity payment is recognized over the term of the Licensing Agreement with $1.3 million of license and development revenue recognized in the three months ended September 30, 2016 and $3.8 million recognized in the nine months ended September 30, 2016. As of September 30, 2016, the Company had not met the milestones.

During the three and nine months ended September 30, 2016 all of our license and development revenue is attributable to the Licensing Agreement. There was no license and development revenue in the three and nine months ended September 30, 2015.

At September 30, 2016 and December 31, 2015, there were no accounts receivable associated with our Oil & Gas Segment. At September 30, 2016, there was $0.4 million in cost and estimated earnings in excess of billings related to the percentage-of-completion method of accounting for the purchase order for multiple units of our IsoBoost technology.

Results of Operations

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our consolidated financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition - completed contract and percentage-of-completion; allowance for doubtful accounts; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill, long-lived assets, and acquired intangible assets; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; and deferred taxes and valuation allowances on deferred tax assets.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Total Revenue

	Three Months Ended September 30,
	2016		2015		Change Increase / (Decrease)
Product revenue	$11,024	90%	$12,112	100%	$(1,088)	(9%)
License and development revenue	1,250	10%	—	—	1,250	100%
Total revenue	$12,274	100%	$12,112	100%	$162	1%

Product Revenue

	Three Months Ended September 30,
Segment	2016	2015	$ Change	% Change
Water	$10,568	$12,112	$(1,544)	(13%)
Oil & Gas	456	—	456	100%
Product revenue	$11,024	$12,112	$(1,088)	(9%)

Product revenue in the Water Segment decreased by $1.5 million, or 13%, to $10.6 million for the three months ended September 30, 2016 from $12.1 million for the three months ended September 30, 2015. The decrease was primarily due to lower aftermarket shipments of $1.4 million and lower OEM shipments of $0.3 million. These decreases were offset by higher mega project (“MPD”) shipments of $0.2 million.

Product revenue in the Oil & Gas Segment increased by $0.5 million, or 100%, to $0.5 million for the three months ended September 30, 2016 from zero for the three months ended September 30, 2015. The increase was due to a percentage-of-completion revenue recognition associated with the sale of multiple IsoBoost systems.

During the three months ended September 30, 2016 and 2015, a significant portion of our product revenue was attributable to sales outside of the United States. Product revenue attributable to domestic and international sales as a percentage of product revenue was as follows:

	Three Months Ended September 30,
	2016	2015
Domestic revenue	2%	3%
International revenue	98%	97%
Product revenue	100%	100%

License and Development Revenue

	Three Months Ended September 30,
Segment	2016	2015	$ Change	% Change
Water	$—	$—	$—	—
Oil & Gas	1,250	—	1,250	100%
License and development revenue	$1,250	$—	$1,250	100%

License and development revenue during the three months ended September 30, 2016 was $1.3 million associated with the Schlumberger Licensing Agreement. The $1.3 million is representative of the straight-line basis of revenue recognition of the $75 million exclusivity payment over the fifteen-year term of the Licensing Agreement.

License and development revenue attributable to domestic and international sales as a percentage of license and development revenue was as follows:

	Three Months Ended September 30,
	2016	2015
Domestic revenue	—	—
International revenue	100%	—
License and development revenue	100%	—

Product Gross Profit

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product gross profit	$6,921	$135	$7,056	$7,164	$—	$7,164
Product gross margin	65%	30%	64%	59%	—	59%

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, manufactured components, personnel costs (including stock-based compensation), and manufacturing overhead. For the three months ended September 30, 2016, total product gross profit as a percentage of total product revenue was 64% compared to 59% for the three months ended September 30, 2015.

The increase in total product gross profit as a percentage of total product revenue in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a favorable shift in product channel from OEM and aftermarket to MPD, and to product mix and pricing in the Water Segment, as well as, increased revenue in the Oil & Gas Segment.

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

Manufacturing headcount increased to 41 at September 30, 2016 from 40 at September 30, 2015.

Stock-based compensation expense included in product cost of revenue was $16,000 and $32,000 for the three months ended September 30, 2016 and 2015, respectively.

Operating Expenses

	Three Months Ended September 30,
	2016		2015		Change Increase / (Decrease)
Total revenue	$12,274	100%	$12,112	100%	$162	1%

Operating expenses:
General and administrative	3,971	32%	3,590	30%	381	11%
Sales and marketing	2,512	20%	2,195	18%	317	14%
Research and development	2,319	19%	1,474	12%	845	57%
Amortization of intangible assets	158	1%	159	1%	(1)	(1%)
Total operating expenses	$8,960	73%	$7,418	61%	$1,542	21%

General and Administrative Expense

General and administrative expense increased by $0.4 million, or 11%, to $4.0 million for the three months ended September 30, 2016 from $3.6 million for the three months ended September 30, 2015. As a percentage of total revenue, general and administrative expense increased to 32% for the three months ended September 30, 2016 from 30% for the three months ended September 30, 2015.

General and administrative headcount increased to 31 at September 30, 2016 from 27 at September 30, 2015.

Of the $0.4 million increase in general and administrative expense for the three months ended September 30, 2016 compared to the same quarter of 2015, $0.4 million related to compensation and employee related benefits and $0.1 million related to stock based compensation. These increases were offset by a decrease of $0.1 million related to professional, legal and other administrative costs.

Stock-based compensation expense included in general and administrative expense was $0.4 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively.

Sales and Marketing Expense

Sales and marketing expense increased by $0.3 million, or 14%, to $2.5 million for the three months ended September 30, 2016 from $2.2 million for the three months ended September 30, 2015. As a percentage of total revenue, sales and marketing expense increased to 20% for the three months ended September 30, 2016 from 18% for the three months ended September 30, 2015.

Sales and marketing headcount increased to 30 at September 30, 2016 from 28 at September 30, 2015.

The $0.3 million increase in sales and marketing expense for the three months ended September 30, 2016 compared to the same quarter of 2015 was due to a $0.2 million increase related to commissions and incentive bonus accruals and a $0.1 million increase related to other marketing costs.

Stock-based compensation expense included in sales and marketing expense was $0.2 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively.

Research and Development Expense

Research and development expense increased by $0.8 million, or 57%, to $2.3 million for the three months ended September 30, 2016 from $1.5 million for the three months ended September 30, 2015. As a percentage of total revenue, research and development expense increased to 19% for the three months ended September 30, 2016 from 12% for the three months ended September 30, 2015.

Research and development headcount increased to 23 at September 30, 2016 from 18 at September 30, 2015.

Of the $0.8 million increase in research and development expense for the three months ended September 30, 2016 compared to the same quarter of 2015, $0.7 million related to compensation and employee-related benefits, including stock-based compensation costs and $0.1 million related to costs associated with the Company’s investment in product development for oil & gas applications.

Stock-based compensation expense included in research and development expense was $0.2 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively.

As we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for existing and new markets, we anticipate that our research and development expenses may increase in the future.

Amortization of Intangible Assets

Amortization of intangible assets is primarily related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense was $0.2 million for both the three months ended September 30, 2016 and 2015. As a percentage of total revenue, amortization of intangible assets remained the same at 1% for both the three months ended September 30, 2016 and 2015.

Other income and expenses

	Three Months Ended September 30,
	2016		2015		Change Increase / (Decrease)
Total revenue	$12,274	100%	$12,112	100%	$162	1%

Interest expense	(1)	*	—	*	(1)	(100%)
Other non-operating income (expense)	79	1%	(48)	*	127	265%
Total other income (expenses)	$78	1%	$(48)	*	$126	263%
*	Less than 1%

Other non-operating income, increased by $0.1 million to income of $0.1 million in the three months ended September 30, 2016 from expense of ($0.05) million in the three months ended September 30, 2015. The increase was primarily due to an increase in interest income related to interest receivable on investments recorded during the quarter in 2016 compared to the same period in 2015.

Income Taxes

The income tax provision was $3,000 in the three months ended September 30, 2016 compared to a tax provision of $38,000 in the three months ended September 30, 2015. The tax provision for the three months ended September 30, 2016 was primarily related to the tax basis amortization of goodwill and federal, state, and other taxes. The tax expenses were offset by a tax benefit related to losses in our Ireland subsidiary.

The tax expense for the three months ended September 30, 2015 primarily related to the tax basis amortization of goodwill and state and other taxes. The tax expense for the three months ended September 30, 2015 also includes a state tax benefit of approximately $6,000.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Total Revenue

	Nine Months Ended September 30,
	2016		2015		Change Increase / (Decrease)
Product revenue	$33,048	90%	$28,460	100%	$4,588	16%
License and development revenue	3,750	10%	—	—	3,750	100%
Total revenue	$36,798	100%	$28,460	100%	$8,338	29%

Product Revenue

	Nine Months Ended September 30,
Segment	2016	2015	$ Change	% Change
Water	$32,592	$28,319	$4,273	15%
Oil & Gas	456	141	315	223%
Product revenue	$33,048	$28,460	$4,588	16%

Product revenue in the Water Segment increased by $4.3 million, or 15%, to $32.6 million for the nine months ended September 30, 2016 from $28.3 million for the nine months ended September 30, 2015. The increase was primarily due to increased MPD shipments of $2.5 million and higher OEM shipments of $2.0 million. These increases were offset by lower aftermarket shipments of $0.2 million.

Product revenue in the Oil & Gas Segment increased by $0.3 million, or 223%, to $0.5 million for the nine months ended September 30, 2016 from $0.1 million for the nine months ended September 30, 2015. The increase was due to a percentage-of-completion revenue recognition associated with the sale of multiple IsoBoost systems.

During the nine months ended September 30, 2016 and 2015, a significant portion of our product revenue was attributable to sales outside of the United States. Product revenue attributable to domestic and international sales as a percentage of product revenue was as follows:

	Nine Months Ended September 30,
	2016	2015
Domestic revenue	2%	5%
International revenue	98%	95%
Product revenue	100%	100%

License and Development Revenue

	Nine Months Ended September 30,
Segment	2016	2015	$ Change	% Change
Water	$—	$—	$—	—
Oil & Gas	3,750	—	3,750	100%
License and development revenue	$3,750	$—	$3,750	100%

License and development revenue during the nine months ended September 30, 2016 was $3.8 million, which was a result of the recognition of $3.8 million in revenue associated with the Schlumberger Licensing Agreement. The $3.8 million is representative of the straight-line basis of revenue recognition of the $75 million exclusivity payment over the fifteen-year term of the Licensing Agreement.

License and development revenue attributable to domestic and international sales as a percentage of license and development revenue was as follows:

	Nine Months Ended September 30,
	2016	2015
Domestic revenue	—	—
International revenue	100%	—
License and development revenue	100%	—

Product Gross Profit

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product gross profit	$21,035	$135	$21,170	$16,032	$113	$16,145
Product gross margin	65%	30%	64%	57%	80%	57%

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components. For the nine months ended September 30, 2016, product gross profit as a percentage of product revenue was 64% compared to 57% for the nine months ended September 30, 2015.

The increase in total product gross profit as a percentage of total product revenue in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to increased sales volume, a shift in product mix, and pricing in the Water Segment, and increased revenue in the Oil & Gas Segment.

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

Stock-based compensation expense included in product cost of revenue was $0.1 million and $0.1million for the nine months ended September 30, 2016 and 2015, respectively.

Operating Expenses

	Nine Months Ended September 30,
	2016		2015		Change Increase / (Decrease)
Total revenue	$36,798	100%	$28,460	100%	$8,338	29%

Operating expenses:
General and administrative	12,847	35%	15,230	54%	(2,383)	(16%)
Sales and marketing	6,517	18%	6,622	23%	(105)	(2%)
Research and development	7,406	20%	5,417	19%	1,989	37%
Amortization of intangible assets	473	1%	476	2%	(3)	(1%)
Total operating expenses	$27,243	74%	$27,745	97%	$(502)	(2%)

General and Administrative Expense

General and administrative expense decreased by $2.4 million, or 16%, to $12.8 million for the nine months ended September 30, 2016 from $15.2 million for the nine months ended September 30, 2015. As a percentage of total revenue, general and administrative expense decreased to 35% for the nine months ended September 30, 2016 from 54% for the nine months ended September 30, 2015.

Of the $2.4 million decrease in general and administrative expense for the nine months ended September 30, 2016 compared to the same period of 2015, $1.4 million related to professional, legal and other administrative costs and $1.2 million related to stock based compensation. These decreases were offset by $0.2 million related to compensation and employee related benefits.

Stock-based compensation expense included in general and administrative expense was $1.6 million and $2.9 million for the nine months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense for the nine months ended September 30, 2015 included charges as a result of the modification of options associated with the resignation of the former Chief Executive Officer of $1.3 million.

Sales and Marketing Expense

Sales and marketing expense decreased by $0.1 million, or 2%, to $6.5 million for the nine months ended September 30, 2016 from $6.6 million for the nine months ended September 30, 2015. As a percentage of total revenue, sales and marketing expense decreased to 18% for the nine months ended September 30, 2016 from 23% for the nine months ended September 30, 2015.

The $0.1 million decrease in sales and marketing expense for the nine months ended September 30, 2016 compared to the same period of 2015 was due to $0.5 million related to compensation and employee related benefits. The decrease was offset by $0.2 million related to commissions and bonuses and $0.2 million related to stock-based compensation.

Stock-based compensation expense included in sales and marketing expense was $0.5 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Research and Development Expense

Research and development expense increased by $2.0 million, or 37%, to $7.4 million for the nine months ended September 30, 2016 from $5.4 million for the nine months ended September 30, 2015. As a percentage of total revenue, research and development expense increased to 20% for the nine months ended September 30, 2016 from 19% for the nine months ended September 30, 2015.

Of the $2.0 million increase in research and development expense for the nine months ended September 30, 2016 compared to the same period of 2015, $1.0 million related to compensation and employee-related benefits, including stock-based compensation; $0.7 million related to costs associated with the Company’s investment in product development for oil & gas applications; $0.2 million related to other administrative costs; and $0.1 million related to professional and other services.

Stock-based compensation expense included in research and development expense was $0.4 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.

As we continue to advance our existing technologies and develop new energy recovery and efficiency-enhancing solutions for existing and new markets, we anticipate that our research and development expenses may increase in the future.

Amortization of Intangible Assets

Amortization expense was $0.5 million for both the nine months ended September 30, 2016 and the nine months ended September 30, 2015. As a percentage of total revenue, amortization of intangible assets decreased to 1% for the nine months ended September 30, 2016 from 2% for the nine months ended September 30, 2015.

Other income and expenses

	Nine Months Ended September 30,
	2016		2015		Change Increase / (Decrease)
Total revenue	$36,798	100%	$28,460	100%	$8,338	29%

Interest expense	(2)	*	(40)	*	38	95%
Other non-operating income (expense)	137	*	(130)	*	267	205%
Total other income (expenses)	$135	*	$(170)	1%	$305	179%
*	Less than 1%

Total other income (expense), increased by $0.3 million to income of $0.1 million in the nine months ended September 30, 2016 from expense of ($0.2) million in the nine months ended September 30, 2015. The increase was primarily due to an increase in interest income related to interest receivable on investments and lower interest expense.

Income Taxes

The income tax benefit was $0.1 million in the nine months ended September 30, 2016 compared to a tax provision of $0.2 million in the nine months ended September 30, 2015. The tax benefit for the nine months ended September 30, 2016 was primarily related to losses in our Ireland subsidiary offset by tax expense related to the tax basis amortization of goodwill and federal, state, and other taxes.

The tax provision for the nine months ended September 30, 2015 primarily related to the tax basis amortization of goodwill and state and other taxes.

Liquidity and Capital Resources

Overview

Our primary source of cash historically has been proceeds from customer payments for our products and services and the issuance of common stock. In October 2015, under the terms of the Licensing Agreement, we received a $75 million exclusivity payment from Schlumberger. The Licensing Agreement with Schlumberger also provides for two separate $25 million payments upon the meeting of two milestones, which we have not yet met, and recurring royalty payments throughout the term of the Licensing Agreement, once our VorTeq technology is commercialized.

As of September 30, 2016, we have issued common stock for aggregate net proceeds of $91.9 million, excluding common stock issued in exchange for promissory notes. The proceeds from the issuance of common stock have been used to fund our operations and capital expenditures.

In March 2015, we entered into a loan agreement with a financial institution for a $55,000 fixed-rate installment loan carrying an annual interest rate of 6.35%. The loan is payable in monthly installments and matures on April 2, 2020.

As of September 30, 2016, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $80.7 million that are invested primarily in money market funds; short-term investments of $15.0 million that are primarily invested in marketable debt securities; and net accounts receivable of $8.2 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, and marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We currently have unbilled receivables pertaining to customer contractual holdback provisions, whereby we will invoice the final installment due under a sales contract 2 to 24 months after the product has been shipped to the customer and revenue has been recognized. The customer holdbacks represent amounts intended to provide a form of security to the customer during the warranty period; accordingly, these receivables have not been discounted to present value. At September 30, 2016 we had $0.9 million of short-term unbilled receivables.

In June 2012, we entered into a loan agreement with a financial institution. The agreement was amended in June 2015 (as amended, the “Loan Agreement”). The Loan Agreement provides for a total available credit line of $16.0 million. Under the Loan Agreement, we are allowed to draw advances not to exceed, at any time, $10.0 million as revolving loans. The total stand-by letters of credit issued under the Loan Agreement may not exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate or a Eurodollar loan that bears interest equal to the adjusted LIBOR rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line.

We are subject to certain financial and administrative covenants under the Loan Agreement. As of September 30, 2016, we were in compliance with these covenants.

The Loan Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The Loan Agreement matures in June 2018 and is collateralized by substantially all of our assets. As of September 30, 2016 there were revolving loans drawn under the Loan Agreement’s line of credit. The amounts outstanding on stand-by letters of credit collateralized under the Loan Agreement totaled approximately $3.6 million, and restricted cash related to these stand-by letters of credit issued under the Loan Agreement was approximately $3.6 million as of September 30, 2016. Of this $3.6 million of restricted cash, $0.5 million was classified as current and $3.1 million was classified as non-current.

As of September 30, 2016, we also had a stand-by letter of credit at another financial institution for $0.2 million. All of this $0.2 million restricted cash was classified as non-current.

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was $2.3 million and ($7.7) million for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, a net loss of ($2.1) million was adjusted to $3.0 by non-cash items totaling $5.1 million. For the nine months ended September 30, 2015, a net loss of ($11.9) million was adjusted to ($5.2) million by non-cash items totaling $6.7 million. Non-cash adjustments during the nine months ended September 30, 2016, primarily include depreciation and amortization of $2.8 million and stock-based compensation of $2.6 million.

Non-cash adjustments during the nine months ended September 30, 2015, primarily include stock-based compensation of $3.5 million and depreciation and amortization of $2.9 million.

The net cash impact from changes in assets and liabilities was approximately ($0.6) million and ($2.5) million for the nine months ended September 30, 2016 and 2015, respectively. Changes in assets and liabilities with a positive impact on cash flow during the nine months ended September 30, 2016 of $5.8 million were primarily attributable to a $4.3 million decrease in accounts receivable and unbilled receivables as a result of the collections and the timing of invoices for projects shipped previously; a $0.8 million decrease in inventory; a $0.6 million increase in deferred product revenue; and a $0.1 million increase in income taxes payable. The positive impacts on cash flow were offset by negative impacts of $(6.4) million primarily attributable to a ($3.8) million decrease in non-current deferred revenue related to the recognition of revenue related to the Schlumberger exclusive license; a ($1.6) million decrease in accrued expenses and other current liabilities due to the timing of payments to employees and other third parties; a ($0.6) million increase in prepaid expenses and other current assets; and a ($0.4) million change in costs and estimated earnings in excess of billings related to percentage-of-completion revenue recognition.

Changes in assets and liabilities with a positive impact on cash flow during the nine months ended September 30, 2015 of $3.7 million were primarily attributable to a $3.3 million decrease in accounts receivable and unbilled receivables as a result of the collections and the timing of invoices for projects shipped previously and a $0.4 million increase in deferred revenue due to the timing of invoices. The positive impacts on cash flow were offset by negative impacts of ($6.2) million primarily attributable to a ($3.6) million decrease in accrued expense, and other liabilities due to the timing of payments to other third parties; the settlement of a litigation case for ($1.7) million; a ($0.6) million increase in inventories due to the timing of shipments; a ($0.2) million increase in prepaid and other assets and unbilled receivables; and a ($0.1) million decrease in accounts payable due to timing of payments to vendors.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was ($15.8) million and $13.1 million for the nine months ended September 30, 2016 and 2015, respectively. Cash flows used in investing activities for the nine months ended September 30, 2016 included ($15.9) million to purchase marketable securities and ($0.9) million to purchase fixed assets. These uses were offset by $1.0 million of cash received from the maturity of marketable securities.

Cash flows provided by investing activities for the nine months ended September 30, 2015 were primarily due to the maturity of marketable securities of $11.8 million and the release of $1.9 million of restricted cash used to collateralize stand-by letters of credit. These sources of cash were offset by the use of ($0.6) million to purchase fixed assets.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was ($5.7) million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash used during the nine months ended September 30, 2016 consisted of ($9.4) million used to repurchase our common stock related to repurchase programs. The use of cash was offset by $3.7 million received for the issuance of common stock due to option exercises.

Net cash provided during the nine months ended September 30, 2015 consisted of $0.6 million received for the issuance of common stock due to option and warrant exercises and $55,000 of borrowings offset by the use of ($5,000) for repayment of the borrowings.

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

Contractual Obligations

In March 2015, we entered into a loan agreement that matures in April 2020. The total of future minimum installment payment under this agreement as of September 30, 2016 was $41,000. For additional information, see Note 6 — “Long-Term Debt and Line of Credit” to the unaudited condensed consolidated financial statements.

We lease facilities and equipment under fixed non-cancellable operating leases that expire on various dates through 2021. The total of the future minimum lease payments under these leases as of September 30, 2016 was $5.3 million. For additional information, see Note 9 — “Commitments and Contingencies” to the unaudited condensed consolidated financial statements.

In the course of our normal operations, we also enter into purchase commitments with our suppliers for various raw materials and components parts. The purchase commitments covered by these arrangements are subject to change based on sales forecasts for future deliveries. As of September 30, 2016, we had approximately $1.2 million of cancellable open purchase order arrangements related primarily to materials and parts.

Additionally, we have entered into sale of goods agreements with two vendors for which the purchase orders have not yet been issued, but the Company has made a purchase obligation. The sale of goods agreements total $3.2 million.

We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of September 30, 2016, we believe that our exposure related to these guarantees and indemnities was not material.

The following is a summary of our contractual obligations as of September 30, 2016 (in thousands):

	Payments Due by Period
Payments Due During Year Ending December 31,	Operating Leases	Purchase Obligations	Sale of Goods Agreements	Loan	Total
2016 (remaining three months)	$428	$1,214	$849	$3	$2,494
2017	1,691	—	2,336	11	4,038
2018	1,662	—	—	11	1,673
2019	1,460	—	—	12	1,472
2020	59	—	—	4	63
2021	34	—	—	—	34
	$5,334	$1,214	$3,185	$41	$9,774

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

Interest Rate Risk and Credit Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents and short-term investments. At September 30, 2016, our short-term investments totaled $15.0 million. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. Our current investments are primarily in high-quality, short-term and long-term debt instruments of high-quality corporate issuers. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than eighteen months. A hypothetical 1% increase in interest rates would have resulted in a $44,000 decrease in the fair value of our fixed-income debt securities as of September 30, 2016.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There has been no material changes in our risk factors from those disclosed in Part I, Item 1A, in our Annual Report on Form 10-K filed on March 3, 2016 except as noted below:

Our use of the percentage-of-completion method of accounting requires us to make estimates and judgments, which are subject to an inherent degree of uncertainty and which may differ from actual results

IsoBoost and IsoGen systems are highly engineered, customized solutions that are designed and manufactured over an extended period of time and are built specifically to meet a customer’s specifications. It is the Company’s position that percentage-of-completion method of accounting is appropriate for IsoBoost and IsoGen systems given the facts and circumstances of these projects. This methodology requires the application of significant judgment by management in selecting the appropriate assumptions for calculating revenue and costs. Revenue and profits are recognized over the life of a project based on costs incurred to date compared to total estimated project costs. Revisions to revenues and profits are made once amounts are known and can be reasonably estimated. Given the uncertainties in accurately estimating the costs of projects, as well as providing reliable estimates to completion, it is possible for actual amounts to vary significantly from estimates previously made, which may result in the reversal of revenues and gross profit previously recognized and publicly reported.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares or Approximate Dollar Value That May Yet be Purchased Under the Program
July 1 – July 31, 2016	114,400	$8.710	568,500	$4,731,122
August 1 – August 31, 2016	—	—	568,500	$4,731,122
September 1 – September 30, 2016	—	—	568,500	$4,731,122
Total	114,400	$8.710	568,500	$4,731,122

In May 2016, the Board of Directors authorized a stock repurchase plan under which the Company, at the discretion of management, could repurchase up to $10.0 million in aggregate cost, of our outstanding common stock through October 31, 2016 (the “May Authorization”). As of September 30, 2016, 568,500 shares, at an aggregate cost of $5.3 million, had been repurchased under the May Authorization.

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

Registrant: Energy Recovery, Inc.

By:	/s/ JOEL GAY	President and Chief Executive Officer	November 3, 2016
	Joel Gay	(Principal Executive Officer)

	/s/ CHRIS GANNON	Chief Financial Officer	November 3, 2016
	Chris Gannon	(Principal Financial Officer)

Exhibit List

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document