Form 10-K
period 2016-12-31
Energy Recovery, Inc.
filed 2017-03-10
CIK 1421517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No

The aggregate market value of the voting stock held by non-affiliates amounted to approximately $274 million on June 30, 2016.

The number of shares of the registrant’s common stock outstanding as of February 28, 2017 was 53,880,311.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 22, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD- LOOKING INFORMATION

This Annual Report on Form 10-K, including “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain information incorporated by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions, or strategies regarding the future.

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

Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under “Item 1A – Risk Factors” and elsewhere in this report for factors that may cause actual results to be different from those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Forward-looking statements in this report include, without limitation, statements about the following:

●

our belief that levels of gross profit margin are sustainable to the extent that volume grows, we experience a favorable product mix, pricing remains stable, and we continue to realize cost savings through production efficiencies and enhanced yields;

●	our plan to improve our existing energy recovery devices and to develop and manufacture new and enhanced versions of these devices;

●	our belief that our PX® energy recovery devices are the most cost-effective energy recovery devices over time and will result in low life-cycle costs;

●	our belief that our turbocharger devices have long operating lives;

●	our objective of finding new applications for our technology and developing new products for use outside of desalination, including oil & gas applications;

●	our expectation that our expenses for research and development and sales and marketing may increase as a result of diversification into markets outside of desalination;

●

our expectation that we will continue to rely on sales of our energy recovery devices in the desalination market for a substantial portion of our revenue and that new desalination markets, including the United States, will provide revenue opportunities to us;

●	our ability to meet projected new product development dates, anticipated cost reduction targets, or revenue growth objectives for new products;

●	our belief that we can commercialize the VorTeq™ hydraulic fracturing system;

●	our belief that customers will accept and adopt our new products;

●	our belief that our current facilities will be adequate for the foreseeable future;

●	our expectation that sales outside of the United States will remain a significant portion of our revenue;

●	the timing of our receipt of payment for products or services from our customers;

●

our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated liquidity needs for the foreseeable future, with the exception of a decision to enter into an acquisition and/or fund investments in newly developed technology arising from rapid market adoption that could require us to seek additional equity or debt financing;

●	our expectation that, as we expand our international sales, a portion of our revenue could continue to be denominated in foreign currencies;

●	our belief that new markets will grow in the water desalination market;

●	our expectation that we will be able to enforce our intellectual property rights; and

●

other factors disclosed under Items 1 – Business, Item 1A- Risk Factors, Item 2 – Properties, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 7A – Quantitative and Qualitative Disclosures about Market Risks and elsewhere in this Form 10-K.

You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Annual Report on Form 10-K. All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Item 1A – Risk Factors” and are based on information available to us as of March 9, 2017. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Item 1A – Risk Factors” and our results disclosed from time to time in our reports on Forms 10-Q and 8-K and our Annual Reports to Stockholders.

PART I

Item 1 — Business

Overview

Energy Recovery, Inc. (the “Company,” “Energy Recovery,” “our,” “us,” and “we”) is an energy solutions provider to industrial fluid flow markets worldwide. Our core competencies are fluid dynamics and advanced material science. Our products make industrial processes more operational and capital expenditure efficient. Our solutions convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our solutions are marketed and sold in fluid flow markets, such as water desalination, oil & gas, and chemical processing, under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, AT™, AquaBold™, VorTeq™, IsoBoost®, and IsoGen®. Our solutions are owned, manufactured, and/or developed, in whole or in part, in the United States of America (“U.S.”) and the Republic of Ireland.

Energy Recovery was incorporated in Virginia in 1992, reincorporated in Delaware in 2001, and became a public company in July 2008. Our headquarters and primary manufacturing center is located at 1717 Doolittle Drive, San Leandro, California 94577, and we have four (4) wholly-owned subsidiaries: ERI Energy Recovery Holdings Ireland Limited; ERI Energy Recovery Ireland Ltd.; Energy Recovery Iberia, S.L.; and Energy Recovery Canada Corp. We also have sales offices in Dubai, United Arab Emirates and Shanghai, Peoples Republic of China. Our main telephone number is (510) 483-7370.

The Energy Recovery website is www.energyrecovery.com. We use the Investor Relations section of our website as a routine channel for distribution of important information, including news releases, presentations, and financial statements. We intend to use the Investor Relations section of our website as a means of complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website in addition to press releases, Securities and Exchange Commission (“SEC”) filings, and public conference calls and webcasts. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, in the Investor Relations section of our website, as soon as reasonably practicable after the reports have been filed with or furnished to the SEC. The information contained on our website or any other website is not part of this report nor is it considered to be incorporated by reference herein or with any other filing we make with the SEC.

Fluid Flow Markets

Our primary industrial fluid flow markets are water desalination and oil & gas. We have been and continue to be the technology leader for energy recovery devices (“ERDs”) in the water desalination market with our proprietary Pressure Exchanger (“PX”) and turbocharger technologies. We also provide high-performance and high-efficiency pumps to facilitate a packaged solution for our customers. Building on our leading technology, we have expanded our technology solutions offering into other fluid flow markets, such as those found in upstream, midstream, and downstream applications of the oil & gas industry, and are exploring other end markets for which our solutions may be applicable. We offer the VorTeq hydraulic fracturing system (“VorTeq”), IsoBoost, and IsoGen product lines to the oil & gas market.

Water Desalination

Water desalination has been our core market for revenue generation to date. The water desalination market ranges from small water desalination plants such as those used in cruise ships and resorts, to mega-project desalination plant deployments globally. Because of the geographical location of many significant desalination projects, geopolitical and economic events can have an effect on the timing of expected projects. In addition, population and economic growth in countries such as India and China are driving water demand for human, agricultural, and industrial use. We anticipate that markets traditionally not associated with water desalination, including the United States, will inevitably develop and provide further revenue growth opportunities. Our solutions leverage our PX, turbocharger, and pump technologies providing our customers significant operational efficiency and energy savings.

Oil & Gas

Across the oil & gas upstream, midstream and downstream markets, highly pressurized fluid flows are required to extract and process oil and gas. These pressurized fluid flows are both a necessity and liability to the oil & gas industry.

Within the oil & gas upstream sector, hydraulic fracturing is a well-stimulation technique in which pressurized liquid containing a highly abrasive, proppant-laden fluid is injected into a wellbore to create cracks in deep-rock formations thereby permitting oil & gas extraction. Oilfield service providers utilize high-pressure hydraulic fracturing pumps to pressurize the fracturing fluid at treating pressures up to 15,000 psi. These pumps are routinely destroyed by the abrasive fluids during the hydraulic fracturing process causing significant oilfield service operator costs associated with excessive downtime, repairs, maintenance, and capital equipment redundancy. Our VorTeq leverages our PX technology to isolate high-pressure hydraulic fracturing pumps from abrasive fracturing fluid thereby enabling oilfield service operators to realize immediate and long-term savings.

Within the oil & gas midstream and downstream sectors, pressure energy becomes a waste product at different stages of oil and gas processing. It is at these stages that our IsoBoost and IsoGen technology enables the recovery of pressure energy in the fluid flow either through the exchange of pressure within the application or by converting it to electricity. Our technology enables gas processing plant and pipeline owners and operators to achieve immediate and long-term energy savings with little or no operational disruption.

OUR SOLUTIONS

Energy, repairs, maintenance, and capital costs are major cost drivers in the water desalination and oil & gas markets. Energy Recovery has developed proprietary technology solutions to address these major cost drivers. In the water desalination market, our energy recovery solutions reduce plant operating costs by capturing and reusing the otherwise lost pressure energy from the reject stream of the desalination process. In the oil & gas market, our hydraulic fracturing solution reduces operating and capital equipment costs by isolating high cost pumping equipment from highly abrasive fracturing fluids; while our centrifugal solutions reduce plant or pipeline operating costs by capturing and reusing otherwise lost pressure energy.

Water Desalination

Our water desalination ERDs are categorized into two technology groups: PX Pressure Exchangers and turbochargers. The first technology group is comprised of our patented PX ERD technology consisting of ceramic rotors and almost frictionless hydrodynamic bearings. Our PX ERDs enable water desalination plant operators to capture wasted hydraulic pressure energy from a high-pressure fluid flow and transfer the energy to a low-pressure fluid flow, thereby recovering wasted pressure energy. Our PX ERDs perform with up to 98% efficiency and unmatched uptime in the desalination industry, and can reduce a desalination plant’s energy costs by up to 60%.

The second technology group is comprised of turbochargers (“AT Turbochargers”) designed for low-pressure brackish and high-pressure seawater reverse osmosis systems. Our AT Turbochargers provide premium efficiency with state-of-the-art engineering and configuration. Designed for reliability and optimum efficiency, our turbochargers offer substantial savings, and the custom-designed hydraulics and 3-D geometry allow for optimum performance. Also, the patent-protected technology for volute inserts allows field flexibility.

Complementing both our PX ERDs and AT Turbochargers are our high-performance, high-efficiency pumps.

Oil & Gas

In the oil & gas market, we design and manufacture innovative solutions that preserve or eliminate pumping technology in hostile processing environments and convert wasted pressure energy into a reusable asset. Our core technology solutions are the VorTeq and our centrifugal line of products, the IsoBoost and the IsoGen.

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

During 2015, we conducted VorTeq field trials with Liberty Oil Field Services, our early stage test partner, culminating in the successful delivery of proppant to a well located in the Bakken Formation. In October 2015, through our subsidiary ERI Energy Recovery Ireland, Ltd., we entered into a fifteen-year license agreement with Schlumberger Technology Corporation (the “VorTeq Licensee”) for the exclusive, worldwide right to use the VorTeq for hydraulic fracturing onshore operations. The VorTeq is currently in the research and development stage and we are actively working towards commercialization.

IsoBoost and IsoGen technologies were commercialized in 2012. Our IsoBoost energy recovery systems are comprised of hydraulic turbo chargers and related controls and automation systems. The IsoBoost enable oil & gas operators to capture wasted hydraulic pressure energy from a high-pressure fluid flow and transfer the energy to a low-pressure fluid flow, thereby recovering wasted pressure energy. Our IsoGen energy recovery systems are comprised of hydraulic turbines, generators, and related controls and automation systems. The IsoGen enables oil & gas operators to capture hydraulic energy and generate electricity from high-pressure fluid flows. Additionally, our energy recovery and power generation systems result in lower capital costs for oil & gas operators by minimizing the need for high-pressure pumps that consume large amounts of energy.

We have contracted and delivered oil and gas solutions, as pilot projects, to customers in North America, Asia, and the Middle East for use in gas processing and ammonia processing applications. In 2015, we commissioned our first IsoGen unit in a major gas processing plant in the Middle East. In 2016, we received our first major purchase order for multiple units of our IsoBoost technology for integration into a major gas processing plant to be constructed in the Middle East. The contract is for approximately $7 million worth of equipment and services with an option for an additional $4 million to be determined at a later date, which may or may not be exercised. The optional supply may not be confirmed by the customer until the latter portion of 2017.

Services

We provide a portfolio of services tailored to our customers’ needs. Specifically, we assist our customers in the early stages of planning and design by leveraging our broad experience in fluid flows and advanced material science. We also provide engineering, technical support, and training to customers during installation and commissioning. Additionally, we offer preventive maintenance and support services as well as reinstallation services. To date, the revenue from these services has not represented a significant portion of our revenue.

CUSTOMERS

Water Desalination

Our water desalination customers include major international engineering, procurement, and construction (“EPC”) firms that design and build large desalination plants; original equipment manufacturers (“OEM”) which are companies that supply equipment and packaged solutions for small- to medium-sized desalination plants; and national, state and local municipalities worldwide.

Large Engineering, Procurement and Construction Firms

A significant portion of our revenue historically has come from sales of our ERD solutions to large EPC firms worldwide that have the required desalination expertise to engineer, undertake procurement for, construct, and sometimes own and operate, large desalination plants or mega-projects (“MPD”). We work with these firms to specify our solutions for their plants. The time between project tender and shipment can range from sixteen (16) to thirty-six (36) months. Each MPD project typically represents a revenue opportunity of $1 million to $10 million.

A limited number of these EPC firms can account for 10% or more of our product revenue. Revenue from customers representing 10% or more of product revenue varies from year to year. For the years ended December 31, 2016 and 2015, one customer, Acciona Agua, S.A.U., accounted for approximately 11% and 14%, respectively, of total product revenue. For the year ended December 31, 2014, one customer, IDE Americas, Inc., accounted for approximately 14% of total product revenue.

Original Equipment Manufacturers

We also sell our solutions and services to OEM suppliers of pumps and other water-related equipment for assembly and use in small- to medium-sized desalination plants located in hotels, power plants, cruise ships, farm operations, island bottlers, mobile and containerized water desalination solutions, and small municipalities. These OEMs also purchase our solutions for “quick water” or emergency water solutions. The time from project tender and shipment can range from one (1) to twelve (12) months. OEM projects typically represent revenue opportunities of $0.01 million to $1 million.

Our OEM customer base accounted for approximately 39%, 45%, and 57% of our total revenues, for the years ended December 31, 2016, 2015, and 2014, respectively. We typically sell and promote our packaged solutions to this sales channel represented by a product mix of PX Pressure Exchangers, turbochargers, high-pressure pumps, and circulation “booster” pumps.

Oil & Gas

Our oil & gas customers include international oil companies (“IOC”), national oil companies (“NOC”), exploration and production companies (“E&P”), oilfield service companies (“OFS”), and EPC firms that design and build oil & gas processing plants.

Upstream

OFS companies provide the infrastructure, equipment, intellectual property, and services needed by the oil & gas industry to explore for, extract, and transport crude oil and natural gas. OFS hydraulic fracturing operators face significant pressure to reduce costs as oil & gas companies curtail capital expenditures and seek operational efficiencies in response to lower commodity prices. We developed the VorTeq which enables these operators to isolate pumps from fracturing fluid thereby reducing operating and capital costs.

In the third quarter of 2014, we entered into a strategic partnership with Liberty Oil Field Services to pilot and conduct field trials with the VorTeq. These field trials commenced in the second quarter of 2015 and were completed in the fourth quarter of 2015 with the successful delivery of proppant to a well located in the Bakken Formation. In October 2015, we entered into a fifteen-year license agreement with the VorTeq Licensee for the exclusive, worldwide right to use our VorTeq technology for hydraulic fracturing onshore operations.

One customer, Schlumberger Technology Corporation, accounted for 100% of our license and development revenue for 2016 and 2015, which represented 9% and 2% of our total revenue for the years ended December 31, 2016 and 2015, respectively. There was no license and development revenue recognized for 2014.

Midstream and Downstream

We have contracted and delivered gas and oil solutions, as pilot projects, to customers in North America, Asia, and the Middle East for use in gas processing and/or ammonia processing applications. In 2015, we commissioned our first IsoGen unit in a major gas processing plant in the Middle East. In 2016, we received our first major purchase order for multiple units of our IsoBoost technology for integration into a major gas processing plant to be constructed in the Middle East.

For the year ended December 31, 2016, we recognized Oil & Gas Segment revenue from our licensing agreement with the VorTeq Licensee and from a purchase order for multiple units of our IsoBoost technology. For the year ended December 31, 2015, we recognized Oil & Gas Segment revenue from the license agreement with the VorTeq Licensee, a cancellation fee of an IsoBoost purchase order, and from the commissioning of an IsoGen system. For the year ended December 31, 2014, we recognized Oil & Gas Segment rental income from the operating lease and subsequent lease buy-out of an IsoGen system.

While one customer, Tecnicas Reunidas, accounted for 100% of our 2016 Oil & Gas Segment product revenue, no Oil & Gas Segment customer accounted for more than 10% of our total product revenue for the years ended December 31, 2016, 2015, and 2014, respectively.

Additional information regarding our product revenue by segment is included in Note 13 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

COMPETITION

Water Desalination

The market for ERDs and pumps in the water desalination market is competitive. As the demand for fresh water increases and the market expands, we expect competition to persist and intensify.

We have three main competitors for our ERDs: Flowserve Corporation (“Flowserve”), Fluid Equipment Development Company (“FEDCO”), and Danfoss Group (“Danfoss”). We compete with these companies on the basis of price, quality, efficiency, lead time, life expectancy, downtime, and maintenance costs. Although these companies may offer competing solutions at lower initial price, our solutions offer a competitive advantage because we believe that they provide the lowest life-cycle cost and are therefore the most cost-effective ERDs for the reverse osmosis desalination industry over time.

In the market for large desalination projects, our PX ERDs and large turbochargers compete primarily with Flowserve’s DWEER product. We believe that our PX ERDs have a competitive advantage over DWEER devices because our devices are made with highly durable and corrosion-resistant ceramic parts that are designed for a life of more than 25 years, are warranted for high efficiencies, cause no unplanned downtime, and offer lower lifecycle costs. Additionally, the PX ERDs offer optimum scalability with a quick startup as well as minimal maintenance. We believe that our large turbocharger solutions also have a competitive advantage over Flowserve’s Pelton Turbine product, particularly in countries where energy costs are low and upfront capital costs are a critical factor in purchase decisions, because our turbocharger solutions have lower upfront capital costs, a simple design with one rotating assembly, a small physical footprint, and a long operating life that leads to low total lifecycle costs.

In the market for small-to-medium-sized desalination plants, our solutions compete with FEDCO’s turbochargers and Danfoss’s ERDs. We believe that our PX ERDs have a competitive advantage over these solutions because our devices provide up to 98% energy efficiency, have lower lifecycle maintenance costs, and are made of highly durable and corrosion-resistant ceramic parts. We also believe that our turbochargers compete favorably with FEDCO’s turbochargers on the basis of efficiency and price and because our turbochargers have design advantages that enhance efficiency, field flexibility, and serviceability.

In the market for high-pressure pumps, our solutions compete with pumps manufactured by Clyde Union Ltd.; Düchting Pumpen Maschinenfabrik GmbH & Co KG; FEDCO; Flowserve; KSB Aktiengesellschaft; Torishima Pump Mfg. Co., Ltd.; Sulzer Pumps, Ltd.; and other companies. We believe that our pump solutions are competitive with these solutions because our pumps are developed specifically for reverse osmosis desalination, are highly efficient, and feature product-lubricated bearings.

Oil & Gas

The market for our technology in the oil & gas market is competitive. As demand for our products increase, we expect competition to intensify.

Within the oil & gas upstream market, OFS hydraulic fracturing operators utilize high-pressure hydraulic fracturing pumps to pressurize fracturing fluid. This fluid is sent through traditional missile manifolds into the wellbore to create cracks in the deep-rock formations thereby permitting oil & gas extraction. Our VorTeq is a hydraulic pumping system that replaces the traditional missile manifold used by OFS hydraulic fracturing operators. There are many manufacturers of the traditional missile manifolds.

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

Within the oil & gas midstream and downstream markets, acid gas removal — also known as amine gas treating — refers to a process that utilizes solvents such as an amine solution to remove acid gasses, specifically hydrogen sulfide (H2S) and carbon dioxide (CO2) from natural gas, synthesis gas, or other hydrocarbon streams. Our IsoBoost and IsoGen technologies integrate into acid gas removal systems to reduce energy consumption and increase the reliability and uptime of the amine circulation system. Currently, most acid gas removal plants use pumps and valves to pressurize and depressurize the amine solution and the depressurization of the cleansing fluid (e.g. amine) provides an opportunity for the use of ERDs.

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

Our IsoGen system is partly based on hydraulic turbine technology which converts recovered energy to electric power. Many other companies make hydraulic turbines for a broad range of applications. For acid gas removal plants, our competitors utilize reverse running pumps (also called hydraulic power recovery turbines or HPRTs) to perform the same energy recovery function that our IsoGen systems provide. These reverse running pumps are typically part of a large “skid-mounted” system, incorporating a multi-stage pump and motor, all rotating about a common shaft. Flowserve, Sulzer Pumps, Ltd, and Shin Nippon Machinery are known to have supplied these systems and other major pump companies may have built systems for this application as well. We believe most of our competitors’ reverse running pump systems present concerns related to reliability, operational flexibility, and low energy efficiency, as compared to our IsoGen solution.

Sales and Marketing

Energy Recovery has historically offered its products through a direct sales force and a capital sale procurement model. In 2015, the Company evolved its business model to a hybrid of direct capital sales and technology licensing. In 2016, the Company further expanded its procurement offerings to include energy service agreements, operating leases, and various forms of project financing.

We market and sell our solutions directly to customers through our direct sales organization and, in some countries, through authorized, independent sales agents. Our current sales organization consists of two groups: Water Desalination and Oil & Gas.

The Water Desalination group targets MPD, OEM, and aftermarket opportunities within the reverse osmosis desalination market. MPD opportunities are for desalination projects exceeding 50,000 cubic meters per day. OEM opportunities include sales of PX ERDs, turbochargers, and pumps for plants typically designed to produce less than 50,000 cubic meters per day. Aftermarket opportunities include new and replacement parts and products, as well as technical support, training, product installation, and plant commissioning.

Our Oil & Gas group targets IOCs, NOCs, E&Ps, OFSs, or EPCs on behalf of oil producers and chemical producers who have applications for our solutions and services.

Our sales branch in Dubai, United Arab Emirates serves the Middle East, where many water and oil & gas customers are located. We have a sales force in Spain focused on the Spain and European markets. We also have a sales office in Shanghai, China to address this emerging market for our energy recovery solutions. In North America, our sales office along with our corporate headquarters is located in San Leandro, California. As opportunities and diversification dictate, particularly in oil & gas, we will look to expand our geographical presence.

A significant portion of our revenue is from outside of the United States. Additional segment and geographical information regarding our product revenue is included in Note 13 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Manufacturing

Our primary Water Segment product manufacturing facility is located in San Leandro, California, where our ERDs and pumps are produced, assembled, and tested. We produce the majority of our ceramic components for our PX solutions in our advanced ceramics manufacturing facility, as well as complete machining and assemble of all ceramic components for our PX devices. In addition, many components of our turbochargers and pumps are also manufactured in San Leandro to protect the proprietary nature of our manufacturing methods and product designs and to maintain premium quality standards.

Our Oil & Gas Segment product manufacturing, assembly, and testing is conducted through our operations in Ireland. To produce our Oil & Gas Segment products, we utilize multiple supply chain partners and complete many machining, assembly, and testing operations in house to protect the proprietary nature of our manufacturing methods and product designs and to maintain premium quality standards. Our Ireland operations are also responsible for overseeing the commercialization of the VorTeq and expanding our manufacturing activities in Europe.

Research and Development

When developing products and ultimately markets for our products, we seek three distinct process criteria: (1) high rates of fluid flow; (2) large pressure differentials; and (3) high degrees of capital intensity, specifically in the form of pumping assets. Based on these criteria, our product development strategy is to identify fluid flow applications where pumps are being destroyed and/or where pressure energy is being wasted. Our technologies isolate pumping assets from hostile process fluids, or recover otherwise wasted pressure energy. Our research and development effort is therefore focused on (1) advancing new products in markets beyond desalination, with a specific and immediate emphasis on oil & gas, where our technology is utilized to preserve pumping assets; and (2) enhancing our existing energy recovery device and pumps for the water desalination market.

Energy Recovery developed a robust, multi-year product development road map which guides our research and development resource allocation. Specific to new product development, our focus is overwhelmingly on our proprietary pressure exchanger technology given its prohibitive nature and broad technical application. Our corporate objective is to achieve proof of concept of one new derivative of the pressure exchanger annually.

To support our product strategy, we have and will continue to invest in identifying and hiring strong engineering talent with expertise in fluid physics and advanced material science. In addition, to enable increasingly complex and shorter-cycle product development, we have invested in advanced numerical modeling and analysis infrastructure allowing for three-dimensional, multi-phase, multiphysics, computational fluid dynamics; this coupled with our existing structural interaction analytical capabilities supports our objective of achieving the proof of concept of one new derivative of the pressure exchanger each year.

Within our Water Segment, research and development investments have produced the latest and most efficient energy recovery device, the PX Prime. In addition, we continue to advance our turbocharger and pump technologies to better service our water end markets.

Within our Oil & Gas Segment, research and development investments are primarily focused on commercializing the VorTeq and developing products for applications where pumping assets are compromised due to hostile process fluids. We expect to announce a new product for these applications in 2017. Our priority remains the commercialization of our VorTeq.

Research and development expense totaled $10.1 million, $7.7 million, and $9.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. Research and development costs are expensed as incurred. We expect research and development expenses to increase in the future as we further fund our product development road map and more broadly, execute against our product strategy.

Seasonality

In our Water Segment, we often experience substantial fluctuations in product revenue from quarter-to-quarter and from year-to-year because a single order for our ERDs by a large EPC firm for a particular plant may represent significant revenue. In addition, historically our EPC customers tend to order a significant amount of equipment for delivery in the fourth quarter, and as a consequence, a significant portion of our annual sales typically occur during the fourth quarter.

We do not currently have enough history to determine seasonal revenue patterns within our Oil & Gas Segment.

Intellectual Property

We seek patent protection for new technologies, inventions, and improvements that are likely to be incorporated into our solutions. We rely on patents, trade secret laws, and contractual safeguards to protect the proprietary tooling, processing techniques, and other know-how used in the production of our solutions. We have a robust intellectual property portfolio consisting of U.S. and International issued patents as well as pending patent applications.

We have registered the following trademarks with the United States Patent and Trademark office: “ERI,” “PX,” “PX Pressure Exchanger,” “Pressure Exchanger,” the Energy Recovery logo, “ERI Energy Recovery, Inc.,” “Making Desalination Affordable,” “AT,” “AquaBold,” “VorTeq,” “IsoBoost,” and “IsoGen.” We have also applied for and received registrations in international trademark offices.

In July 2015, the U.S. parent company transferred our Oil & Gas Segment intellectual property via platform license agreements to ERI Energy Recovery Holdings Ireland Limited.

Employees

As of December 31, 2016, we had 120 employees: 40 in manufacturing; 30 in corporate services and management; 28 in sales, service, and marketing; and 22 in engineering and research and development. Fourteen of these employees were located outside of the United States. We also engage a relatively small number of independent contractors, primarily as sales agents worldwide. We have not experienced any work stoppages, and our employees are not unionized.

Item 1A — Risk Factors

The following discussion sets forth what management currently believes could be the most significant risks and uncertainties that could impact our businesses, results of operations, and financial condition. Other risks and uncertainties, including those not currently known to the Company or its management, could also negatively impact our businesses, results of operations, and financial conditions. Accordingly, the following should not be considered a complete discussion of all of the risks and uncertainties the Company may face. We may amend or supplement these risk factors from time to time in other reports we file with the Securities and Exchange Commission (“SEC”).

Risk Related to our Water Segment

●

Our Water Segment depends on the construction of new desalination plants for revenue, and as a result, our operating results have experienced, and may continue to experience, significant variability due to volatility in capital spending, availability of project financing, and other factors affecting the water desalination industry.

We currently derive the majority of our revenue from sales of products and services used in desalination plants for municipalities, hotels, mobile containerized desalination solutions, resorts, and agricultural operations in dry or drought-ridden regions of the world. The demand for our Water Segment products may decrease if the construction of desalination plants declines for political, economic, or other factors, especially in these dry or drought-ridden regions. Other factors that could affect the number and capacity of desalination plants built or the timing of their completion include the availability of required engineering and design resources; a weak global economy; shortage in the supply of credit and other forms of financing; changes in government regulation, permitting requirements, or priorities; and reduced capital spending for desalination. Each of these factors could result in reduced or uneven demand for our Water Segment products. Pronounced variability or delays in the construction of desalination plants or reductions in spending for desalination, could negatively impact our Water Segment sales and revenue, which in turn could have an adverse effect on our entire business, financial condition, or results of operations and make it difficult for us to accurately forecast our future sales and revenue.

●

Our Water Segment faces competition from a number of companies that offer competing energy recovery and pump solutions. If any one of these companies produces superior technology or offers more cost-effective products, our competitive position in the market could be harmed and our profits may decline.

The market for ERD and pumps for desalination plants is competitive and evolving. We expect competition, especially competition on price, to persist and intensify as the desalination market grows and new competitors enter the market. Some of our current and potential competitors may have significantly greater financial, technical, marketing, and other resources; longer operating histories; or greater name recognition. They may also have more extensive products and product lines that would enable them to offer multi-product or packaged solutions as well as competing products at lower prices or with other more favorable terms and conditions. As a result, our ability to sustain our market share may be adversely impacted, which would affect our business, operating results, and financial condition. In addition, if one of our competitors were to merge or partner with another company, the change in the competitive landscape could adversely affect our continuing ability to compete effectively.

●	If we are unable to collect unbilled receivables, which are caused in part by holdback provisions, our operating results could be adversely affected.

Our contracts with large engineering, procurement, and construction firms generally contain holdback provisions that typically delay final installment payments for our products by up to twenty-four (24) months, after the product has been shipped and revenue has been recognized. Generally 10% or less of the revenue we recognize pursuant to our customer contracts is subject to such holdback provisions and is accounted for as unbilled receivables. Such holdbacks may result in relatively high unbilled receivables. If we are unable to collect these performance holdbacks, our results of operations would be adversely affected.

●	We depend on a limited number of suppliers for some of our components. If our suppliers are not able to meet our demand and/or requirements, our business could be harmed.

We rely on a limited number of suppliers for vessel housings, stainless steel ports, alumina powder, and tungsten carbide for our portfolio of PX ERDs and stainless steel castings and components for our turbochargers and pumps. Our reliance on a limited number of manufacturers for these supplies involves a number of risks, including reduced control over delivery schedules, quality assurance, manufacturing yields, production costs, and lack of guaranteed production capacity or product supply. We do not have long-term supply agreements with these suppliers but secure these supplies on a purchase order basis. Our suppliers have no obligation to supply products to us for any specific period, in any specific quantity, or at any specific price, except as set forth in a particular purchase order. Our requirements may represent a small portion of the total production capacities of these suppliers, and our suppliers may reallocate capacity to other customers, even during periods of high demand for our products. We have in the past experienced, and may in the future experience, product quality issues and delivery delays with our suppliers due to factors such as high industry demand or the inability of our vendors to consistently meet our quality or delivery requirements. If our suppliers were to cancel or materially change their commitments to us or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which could harm our business, operating results, and financial condition. We may qualify additional suppliers in the future, which would require time and resources. If we do not qualify additional suppliers, we may be exposed to increased risk of capacity shortages due to our dependence on current suppliers.

Risk Related to our Oil & Gas Segment

●	We may not be able to successfully commercialize the VorTeq.

In October 2015, we entered into the VorTeq License Agreement with the VorTeq Licensee which provides the VorTeq Licensee with exclusive worldwide rights to our VorTeq technology for hydraulic fracturing onshore applications. Once the VorTeq is commercialized, the VorTeq Licensee will begin paying ongoing recurring royalty fees to us for the VorTeq technology. In order to commercialize the VorTeq, the VorTeq License Agreement provides, among other things, that we successfully meet certain specified milestones against key performance indicators set forth in the license agreement. The VorTeq is a relatively new technology and the hydraulic fracturing process is extremely complex which presents a wide range of technological challenges for us. If we are unable to successfully solve these challenges and, as a result, fail to meet the milestones, we may not be able to successfully commercialize the VorTeq. In that circumstance, we will not receive any royalty payments from the VorTeq Licensee, which could have an adverse effect on our entire business, financial condition, or results of operation.

●	If the VorTeq Licensee fails to adopt the VorTeq, for any reason, we may not receive royalty payments or be able to successfully commercialize the VorTeq.

The successful commercialization of the VorTeq depends heavily on the VorTeq Licensee’s support and ultimate adoption of the technology. If the VorTeq Licensee fails to adopt the VorTeq, for any reason, we may not be able to successfully commercialize the VorTeq with the VorTeq Licensee and consequently, we may not receive any royalties under the VorTeq License Agreement. In addition, we may not be able to find a suitable replacement for the VorTeq Licensee or be able to negotiate royalties similar to those contained in the VorTeq License Agreement or to commercialize the VorTeq at all. Failure to commercialize the VorTeq could have an adverse effect on our entire business, financial condition, or results of operation.

●	We may not meet the key performance indicators necessary to meet the two milestones in the VorTeq License Agreement.

The VorTeq License Agreement calls for certain milestone key performance indicators that if met will result in payments to the Company of $25 million for each of two milestones. Achievement of these milestones is uncertain, and while we believe we can meet the milestones, if we are unable to do so, the milestone payments will be delayed until such time as the milestones are met or not earned and received at all. Failure to meet said milestones may also jeopardize commercialization and the rate of adoption of our VorTeq.

●

Our Oil & Gas Segment may be impacted by prolonged deflation in global oil prices which may cause delays or cancellations of projects by Oil & Gas Segment customers, negatively affecting the rate of our market penetration and consequently our revenue and profitability.

A deflationary oil environment such as the one experienced over the last few years may delay and even stall adoption and deployment of our products within our Oil & Gas Segment including but not limited to the VorTeq as licensed for onshore applications by the VorTeq Licensee. Emerging market economies, those dependent on commodity exports, and especially those for whom oil exports make up a significant percent of total exports, may be unable to retrofit or expand their oil exploration, production, and gas processing infrastructure thus negatively impacting our addressable market and future revenue. Additionally, oil price deflation may continue to lead to widespread liquidity and insolvency issues for exploration, production, and processing customers, which may negatively affect our addressable markets and therefore our financial performance.

●

Within our Oil & Gas Segment, the use of the percentage-of-completion method of accounting for the IsoBoost and IsoGen products requires us to make estimates and judgments, which are subject to an inherent degree of uncertainty and which may differ from actual results.

The IsoBoost and IsoGen systems are highly engineered, customized solutions that are designed and manufactured over an extended period of time and are built specifically to meet a customer’s specifications. It is the Company’s position that the percentage-of-completion method of accounting is appropriate for the IsoBoost and IsoGen systems given the facts and circumstances of these projects. This methodology requires the application of significant judgment by management in selecting the appropriate assumptions for calculating revenue and costs. Revenue and profits are recognized over the life of a project based on costs incurred to date compared to total estimated project costs. Revisions to revenues and profits are made once amounts are known and can be reasonably estimated. In addition, percentage-of-completion revenue may vary from quarter to quarter while a project is being completed due to accounting requirements. Given the uncertainties in accurately estimating the costs of projects, as well as providing reliable estimates to completion, it is possible for actual amounts to vary significantly from estimates previously made, which may result in the reversal of revenues and gross profit previously recognized and publicly reported.

Risk Related to our Entire Business

●	Our diversification into new fluid flow markets, such as oil & gas, may not be successful

We have made a substantial investment in research, development, and sales to execute on our diversification strategy into fluid flow markets such as oil & gas and chemical processing. While we see diversification as core to our growth strategy, there is no guarantee that we will be successful in our efforts. Our model for growth is based on our ability to initiate and embrace disruptive technology trends, to enter new markets, both in terms of geographies and product areas, and to drive broad adoption of the products and services that we develop and market. Any inability to execute this model for growth could damage our reputation, limit our growth, and negatively affect our operation results. For example, while we believe that our products will enable gas processing plant operators to operate at a high level of energy efficiency with minimal downtime, we may be subject to warranty claims if customers of these offerings experience significant downtimes or failures for which our warranty reserves may be inadequate given the lack of historical failure rates associated with new product introductions. We also could be subject to damage claims based on our products against which we may not be able to properly insure. In addition, profitability, if any, in new industrial verticals may be lower than in our Water Segment, and we may not be sufficiently successful in our diversification efforts to recoup investments.

●	Our operating results may fluctuate significantly, making our future operating results difficult to predict and causing our operating results to fall below expectations.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control.

We have experienced significant fluctuations in revenue from quarter-to-quarter and year-to-year, and we expect such fluctuations to continue. In addition, in the past, customer buying patterns led to a significant portion of our sales occurring in the fourth quarter. This presents the risk that delays, cancellations, or other adverse events in the fourth quarter could have a substantial negative impact on annual results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Since it is difficult for us to anticipate our future results, in the event our revenue or operating results fall below the expectations of investors or securities analysts, our stock price may decline.

●

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.

Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our energy recovery products. This education process can be time-consuming and typically involves a significant product evaluation process which is particularly pronounced when dealing with product introduction into new fluid flow industrial verticals. In our Water Segment, the sales cycle for our OEM customers, which are involved with smaller desalination plants, averages one (1) to twelve (12) months. The Water Segment sales cycle for our international engineering, procurement, and construction firm customers, which are involved with larger desalination plants, ranges from sixteen (16) to thirty-six (36) months. In our Oil & Gas Segment, experience indicates that sales efforts are prolonged due in part to customers’ reluctance to accept new technology, procurement processes, plant turnaround dates, and budgetary constraints. The sales cycle for our Oil & Gas Segment customers ranges from 16 to 36 months. These long sales cycles make quarter-by-quarter revenue predictions difficult and results in our expending significant resources well in advance of orders for our products.

●

Our business entails significant costs that are fixed or difficult to reduce in the short term while demand for our products is variable and subject to fluctuation, which may adversely affect our operating results.

Our business requires investments in facilities, equipment, research and development, and training that are either fixed or difficult to reduce or scale in the short term. At the same time, the market for our products is variable and has experienced downturns due to factors such as economic recessions, increased precipitation, uncertain global financial markets, and political changes, many of which are outside of our control. During periods of reduced product demand, we may experience higher relative costs and excess manufacturing capacity, resulting in high overhead and lower gross profit margins while causing cash flow and profitability to decline. Similarly, although we believe that our existing manufacturing facilities are capable of meeting current demand and demand for the foreseeable future, the continued success of our business depends on our ability to expand our manufacturing, research and development, and testing facilities to meet market needs. If we are unable to respond timely to an increase in demand, our revenue, gross profit margin, net income, and cash flow may be adversely affected.

●	Parts of our inventory may become excess or obsolete, which would increase our cost of revenues.

Inventory of raw materials, parts, components, work in-process, or finished products may accumulate, and we may encounter losses due to a variety of factors, including technological change in the water desalination and oil & gas industries that result in product changes; long delays in shipment of our products or order cancellations; our need to order raw materials that have long lead times and our inability to estimate exact amounts and types of items needed, especially with regard to the configuration of our high-efficiency pumps and IsoBoost and IsoGen systems; and cost reduction initiatives resulting in component changes within the products.

In addition, we may from time to time purchase more inventory than is immediately required in order to shorten our delivery time in case of an anticipated increase in demand for our products. If we are unable to forecast demand for our products with a reasonable degree of certainty and our actual orders from our customers are lower than these forecasts, we may accumulate excess inventory that we may be required to write off, and our business, financial condition, and results of operations could be adversely affected.

●

We are subject to risks related to product defects, which could lead to warranty claims in excess of our warranty provision or result in a significant or a large number of warranty or other claims in any given year.

We provide a warranty for certain products for a period of eighteen (18) to thirty (30) months and provide up to a five-year warranty for the ceramic components of our PX-branded products. We test our products in our manufacturing facilities through a variety of means; however, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market. The testing may not replicate the harsh, corrosive, and varied conditions of the desalination and other plants in which they are installed. It is also possible that components purchased from our suppliers could break down under those conditions. Certain components of our turbochargers and pumps are custom-made and may not scale or perform as required in production environments. Accordingly, there is a risk that we may have significant warranty claims or breach supply agreements due to product defects. We may incur additional cost of revenue if our warranty provisions are not sufficient to cover the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, they could adversely affect our business, financial condition, and results of operations.

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

In addition to intellectual property litigation risks discussed above, we are presently involved, and may become involved in the future, in various commercial and other disputes as well as related claims and legal proceedings that arise from time to time in the course of our business. See Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information about certain legal proceedings in which we are involved. Our current legal proceedings and any future lawsuits to which we may become a party are and will likely be expensive and time consuming to investigate, defend and resolve, and will divert our management’s attention. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could have an adverse effect on our business, financial condition, or results of operations.

●

Our global operations expose us to risks and challenges associated with conducting business internationally, and our results of operations may be adversely affected by our efforts to comply with the laws of other countries, as well as U.S. laws which apply to international operations, such as the Foreign Corrupt Practices Act (FCPA) and U.S. export control laws.

We operate on a global basis with offices or activities in Europe, Africa, Asia, South America, and North America. We face risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include tax laws, anti-competition regulations, import and trade restrictions, export control laws, and laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers, including the U.S. Foreign Corrupt Practices Act (FCPA) or other anti-corruption laws that have recently been the subject of a substantial increase in global enforcement. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Also, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions or conditions on the conduct of our business. Any such violations could include prohibitions or conditions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our business, and our operating results.

In addition, we operate in many parts of the world that have experienced significant governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses, or other preferential treatment by making payments to government officials and others in positions of influence or through other methods that relevant law and regulations prohibit us from using. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

●	Significant developments stemming from the recent U.S. presidential election could have a material adverse effect on us.

The current administration has called for substantial change to fiscal and tax policies, regulatory oversight of businesses, and greater restrictions on free trade including significant increases on tariffs on goods imported into the United States, including from China. Proposals espoused by the current administration may result in changes to social, political, regulatory, and economic conditions in the United States or in laws and policies affecting the development and investment in countries where we currently conduct business, sell our products, or procure our raw materials. In addition, these changes could result in negative sentiments towards the United States among non-U.S. customers. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business due to the substantial exposure we have to international markets which could have an adverse effect on our business, financial condition, or results of operations.

●	Regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. Based on our purchasing policy and supplier selection, it is considered unlikely that any conflict minerals are used in the manufacturing of our products. Nevertheless, we are continuing reasonable country of origin inquiry and have implemented a program of due diligence on the source and chain of custody for conflict minerals.

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

In 2015, the Company implemented a new international tax optimization structure. Subsidiaries were established in Ireland and the Company transferred our Oil & Gas Segment intellectual property via platform licenses to ERI Energy Recovery Holdings Ireland Limited. The Company has undertaken extensive due diligence, implemented and continues to implement manufacturing, research and development, and sales operations to create Irish substance, and has conferred with tax experts to ensure that uncertain tax positions are unlikely. It is possible that the new international tax structure could be examined by the Internal Revenue Service in the U.S. and/or the Tax Authorities in Ireland, and it is possible that such an examination could result in an unfavorable impact on the Company.

●	If we need additional capital to fund future growth, it may not be available on favorable terms, or at all.

Our primary source of cash historically has been customer payments for our products and services and proceeds from the issuance of common stock. This has funded our operations and capital expenditures. We may require additional capital from equity or debt financing in the future to fund our operations or respond to competitive pressures or strategic opportunities, such as a potential acquisition or the expansion of operations. We may not be able to secure such additional financing on favorable terms or at all. The terms of additional financing may place limits on our financial and operational flexibility. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities that we issue could have rights, preferences, or privileges senior to those of existing or future holders of our common stock. If we are unable to obtain necessary financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges or opportunities could be significantly limited.

●	We may seek to expand through acquisitions of and investments in other businesses, technologies, and assets. These acquisition activities may be unsuccessful or divert management’s attention.

We may consider strategic and complementary acquisitions of and investments in other businesses, technologies, and assets, and such acquisitions or investments are subject to risks that could affect our business, including risks related to:

•	the necessity of coordinating geographically disparate organizations;

•	implementing common systems and controls;

•	integrating personnel with diverse business and cultural backgrounds;

•	integrating acquired research and manufacturing facilities, technology and products;

•	combining different corporate cultures and legal systems;

•	unanticipated expenses related to integration, including technical and operational integration;

•	increased costs and unanticipated liabilities, including with respect to registration, environmental, health and safety matters, that may affect sales and operating results;

•	retaining key employees;

•	obtaining required government and third-party approvals;

•	legal limitations in new jurisdictions;

•	installing effective internal controls and audit procedures;

•	issuing common stock that could dilute the interests of our existing stockholders;

•	spending cash and incurring debt;

•	assuming contingent liabilities; and

•	creating additional expenses.

We may not be able to identify opportunities or complete transactions on commercially reasonable terms, or at all, or actually realize any anticipated benefits from such acquisitions or investments. Similarly, we may not be able to obtain financing for acquisitions or investments on attractive terms. If we do complete acquisitions, we cannot ensure that they will ultimately strengthen our competitive or financial position or that they will not be viewed negatively by customers, financial markets, investors, or the media. In addition, the success of any acquisitions or investments also will depend, in part, on our ability to integrate the acquisition or investment with our existing operations.

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

●	The market price of our common stock may continue to be volatile.

The market price of our common stock has been, and is likely to continue to be, volatile and subject to fluctuations. Changes in the stock market generally or as it concerns our industry, as well as geopolitical, economic, and business factors unrelated to us, may also affect our stock price. Significant declines in the market price of our common stock or failure of the market price to increase could harm our ability to recruit and retain key employees, reduce our access to debt or equity capital, and otherwise harm our business or financial condition. In addition, we may not be able to use our common stock effectively as consideration in connection with any future acquisitions.

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

Item 1B — Unresolved Staff Comments

None

Item 2 — Properties

We lease approximately 170,000 square feet of space in San Leandro, California for product manufacturing, research and development, and executive headquarters under a lease that expires in November of 2019. We believe that this facility will be adequate for our purposes for the foreseeable future. Additionally, we lease offices near Dublin, Ireland; Dubai, United Arab Emirates; Shanghai, Peoples Republic of China; and Houston, Texas.

Item 3 — Legal Proceedings

See Note 9 — Commitments and Contingencies to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K Item 8 of this report, under the heading “Litigation,” which is incorporated by reference into this Item 3, for a description of the lawsuits pending against us.

Item 4 — Mine Safety Disclosures

Not applicable.

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ Stock Market under the symbol “ERII.”

The following table sets forth the high and low intra-day sales prices of our common stock for the periods indicated.

	2016		2015
	High	Low	High	Low
First Quarter	$10.82	$5.28	$5.37	$2.49
Second Quarter	$13.35	$7.77	$3.71	$2.28
Third Quarter	$16.67	$8.35	$3.07	$2.07
Fourth Quarter	$16.30	$8.53	$9.50	$2.09

Stockholders

As of February 28, 2017, there were approximately thirty-two (32) stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have never declared or paid any dividends on our common stock, and we do not currently intend to pay any dividends on our common stock for the foreseeable future. Any future determination to pay dividends on our common stock will be, subject to applicable law, at the discretion of our Board of Directors, and will depend upon, among other factors, our results of operations, financial condition, capital requirements, and contractual restrictions in loan or other agreements.

Stock Repurchase Program

In January 2016, our Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, could repurchase up to $6.0 million in aggregate cost of our outstanding common stock through June 30, 2016 (the “January Authorization”). In May 2016, our Board of Directors rescinded the January Authorization and authorized a new stock repurchase program under which the Company, at the discretion of management, could repurchase up to $10.0 million in aggregate cost of our outstanding common stock through October 31, 2016 (the “May Authorization”). At December 31, 2016, 673,700 shares, at an aggregate cost of $4.1 million, had been repurchased under the January Authorization and 568,500 shares, at an aggregate cost of $5.3 million, had been repurchased under the May Authorization. The May Authorization expired in October 2016 and there was no repurchase authorization in place at December 31, 2016.

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

Sales of Unregistered Securities

There were no outstanding warrants during the year ended December 31, 2016. All outstanding warrants had been exercised as of December 31, 2015.

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

Stock Performance Graph

The following graph shows the cumulative total stockholder return of an investment of $100 on December 31, 2011 in (i) our common stock, (ii) common stock of a selected group of peer issuers (“Peer Group”), and (iii) the NASDAQ Composite Index. Cumulative total return assumes the reinvestment of dividends, although dividends have never been declared on our stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The NASDAQ Composite Index tracks the aggregate price performance of equity securities traded on the NASDAQ. The Peer Group tracks the weighted average price performance of equity securities of seven companies in our industry: Consolidated Water Co. Ltd.; Flowserve Corp.; Hyflux Ltd., Kurita Water Industries Ltd.; Pentair PLC; Tetra Tech, Inc.; and The Gorman-Rupp Company. The return of each component issuer of the Peer Group is weighted according to the respective issuer’s stock market capitalization at the end of each period for which a return is indicated. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The following graph and its related information is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of the Company under the 1933 Securities Act or 1934 Securities Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN *

Among Energy Recovery Inc., The NASDAQ Composite Index,

And A Peer Group

* Graph represents the value of $100 invested on December 31, 2011 in stock or index, including reinvestment of dividends as of the fiscal year ending December 31.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Energy Recovery, Inc.	100.00	131.78	215.12	204.26	274.03	401.16
NASDAQ Composite Index	100.00	116.41	165.47	188.69	200.32	216.54
Peer Group	100.00	129.13	189.14	160.70	126.75	150.14

Item 6 — Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 – Financial Statements and Supplementary Data” included in this Report on Form 10-K.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Product revenue	$49,715	$43,671	$30,426	$43,045	$42,632
Product cost of revenue	17,849	19,111	13,713	17,323	22,419
Product gross profit	31,866	24,560	16,713	25,722	20,213

License and development revenue	5,000	1,042	—	—	—

Operating expenses:
General and administrative	16,626	19,773	14,139	15,192	15,146
Sales and marketing	9,116	9,326	10,525	7,952	7,290
Research and development	10,136	7,659	9,690	4,361	4,774
Amortization of intangible assets	631	635	842	921	1,042
Restructuring charges	—	—	—	184	369
Impairment of intangibles	—	—	—	—	1,020
Proceeds from litigation settlement	—	—	—	—	(775)
Total operating expenses	36,509	37,393	35,196	28,610	28,866
Income (loss) from operations	357	(11,791)	(18,483)	(2,888)	(8,653)
Other income (expense):
Interest expense	(3)	(42)	—	—	(6)
Other non-operating income (expense), net	290	(139)	69	109	143
Income (loss) before income taxes	644	(11,972)	(18,414)	(2,779)	(8,516)
(Benefit from) provision for income taxes	(390)	(334)	291	327	(262)
Net income (loss)	$1,034	$(11,638)	$(18,705)	$(3,106)	$(8,254)

Income (loss) per share – basic	$0.02	$(0.22)	$(0.36)	$(0.06)	$(0.16)
Income (loss) per share – diluted	$0.02	$(0.22)	$(0.36)	$(0.06)	$(0.16)

Number of shares used in per share calculation:
Basic	52,341	52,151	51,675	51,066	51,452
Diluted	55,451	52,151	51,675	51,066	51,452

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheets Data:
Cash and cash equivalents	$61,364	$99,931	$15,501	$14,371	$16,642
Short-term investments	39,073	257	13,072	5,856	9,497
Long-term investments	—	—	267	13,694	4,773
Total assets	149,063	151,799	85,941	101,935	104,554
Long-term liabilities	66,772	72,116	4,501	4,338	4,317
Total liabilities	83,930	88,140	16,023	15,020	17,173
Total stockholders’ equity	65,133	63,659	69,918	86,915	87,381

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our results of operations and financial condition. It should be read in conjunction with the Consolidated Financial Statements and related Notes included in “Item 8 – Financial Statements and Supplementary Data” in this Report.

Overview

Energy Recovery, Inc. (the “Company,” “Energy Recovery,” “our,” “us,” and “we”) is an energy solutions provider to industrial fluid flow markets worldwide. Our core competencies are fluid dynamics and advanced material science. Our products make industrial processes more operating and capital expenditure efficient. Our solutions convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our solutions are marketed and sold in fluid flow markets, such as water, oil & gas, and chemical processing, under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, AT™, AquaBold™, VorTeq™, IsoBoost®, and IsoGen®. Our solutions are owned, manufactured, and/or developed, in whole or in part, in the United States of America, (“U.S.”) and the Republic of Ireland.

Energy Recovery was incorporated in Virginia in 1992, reincorporated in Delaware in 2001, and became a public company in July 2008. We introduced the initial version of our Pressure Exchanger energy recovery device in early 1997 for sea water reverse osmosis desalination. In 2009, we acquired Pump Engineering, LLC, which manufactured centrifugal energy recovery devices, known as turbochargers, as well as high-pressure pumps. In 2012, we introduced the IsoBoost and IsoGen products for use in the oil & gas industry. In 2015, we conducted field trials for the VorTeq hydraulic fracturing solution (“VorTeq”) also for use in the oil & gas industry for oil field hydraulic fracturing operations and entered into a fifteen-year license agreement with Schlumberger Technology Corporation (the “VorTeq Licensee”). In 2016, we received our first major purchase order for multiple units of our IsoBoost technology for integration into a major gas processing plant to be constructed in the Middle East.

Our reportable operating segments consist of the Water Segment and the Oil & Gas Segment. These segments are based on the industries in which the technology solutions are sold, the type of energy recovery device or other technology sold, and the related solution and service.

Water Segment

Our Water Segment consists of revenues and expenses associated with solutions sold for use in reverse osmosis desalination. Our Water Segment revenue is principally derived from the sale of energy recovery devices (“ERDs”), however, we also derive revenue from the sale of our high-pressure and circulation pumps, which we manufacture and sell in connection with our ERDs for use in desalination plants. Additionally, we receive revenue from the sale of spare parts and services, including start-up and commissioning services that we provide for our customers.

With respect to product revenue from our ERDs in our Water Segment, a significant portion of our revenue is typically generated by sales to a limited number of large engineering, procurement, and construction (“EPC”) firms, which are involved with the design and construction of larger desalination plants. Sales to these firms often involve a long sales cycle, which can range from sixteen (16) to thirty-six (36) months. A single large desalination project can generate an order for numerous ERDs and generally represents an opportunity for significant revenue. We also sell our devices to many small- to medium-sized original equipment manufacturers (“OEM”), which commission smaller desalination plants, order fewer ERDs per plant, and have shorter sales cycles.

We often experience substantial fluctuations in our Water Segment product revenue from quarter-to-quarter and from year-to-year because a single order for our ERDs by a large EPC firm for a particular plant may represent significant revenue. In addition, historically our EPC customers tend to order a significant amount of equipment for delivery in the fourth quarter, and as a consequence, a significant portion of our annual sales typically occurs during that quarter. Normal seasonality trends also generally lead to our lowest revenue being in the first quarter of the year.

A limited number of our customers account for a substantial portion of our product revenue and accounts receivable in the Water Segment. Revenue from customers representing 10% or more of product revenue in the Water Segment varies from period to period. For the years ended December 31, 2016, 2015, and 2014, one Water Segment customer per year accounted for approximately 11%, 14%, and 14%, respectively, of our total product revenue. See Note 14 — “Concentrations” in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further details on customer concentration.

At December 31, 2016, one Water Segment customer accounted for 13% of our accounts receivable and unbilled receivable balance. At December 31, 2015, two Water Segment customers accounted for 26% and 18%, respectively, of our accounts receivable and unbilled receivable balance. See Note 14 — “Concentrations” in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further details on customer concentration.

At December 31, 2016 and 2015, no Water Segment vendor accounted for more than 10% of our accounts payable balance. See Note 14 — “Concentrations” in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further details on vendor concentration.

During the years ended December 31, 2016, 2015, and 2014, most of our Water Segment product revenue was attributable to sales outside of the United States. We expect sales outside of the United States to remain a significant portion of our revenue for the foreseeable future.

Oil & Gas Segment

Our Oil & Gas Segment consists of revenues and expenses associated with solutions sold or licensed for use in hydraulic fracturing, gas processing, and chemical processing. In the past several years, we have invested significant research and development costs to expand our business into pressurized fluid flow industries within the oil & gas industry.

In 2012, we introduced the IsoBoost and IsoGen products for use in the oil & gas industry. For the years ended December 31, 2014 and 2015, we recognized Oil & Gas Segment product revenue from the operating lease, subsequent lease buy-out, and commissioning services of an IsoGen system. For the year ended December 31, 2015, we also recognized Oil & Gas Segment product revenue related to the cancellation fee of a cancelled sales order for an IsoBoost system.

In 2014, we announced a new product for the hydraulic fracturing industry, the VorTeq. Field trials were initiated for the VorTeq in the second quarter of 2015 and completed in December 2015 with the successful delivery of proppant to a well located in the Bakken Formation.

In October 2015, through our subsidiary ERI Energy Recovery Ireland Ltd., we entered into a license agreement with the VorTeq Licensee (“VorTeq License Agreement”). The VorTeq License Agreement has a term of fifteen (15) years for the exclusive, worldwide right to use our VorTeq technology for hydraulic fracturing onshore operations. The VorTeq License Agreement includes $125 million in payments paid in stages: a $75 million upfront, exclusivity fee payment and two separate $25 million payments upon successful achievement of two milestone tests. Following product commercialization, the VorTeq License Agreement includes recurring royalty payments throughout the fifteen-year term.

The revenue related to the VorTeq License Agreement exclusivity fee will be recognized pro-ratably over the fifteen-year agreement. Revenue from each milestone payment will be recognized when the milestone is reached. Revenue from the recurring royalty payments will be recognized when earned throughout the term of the agreement.

In 2016, we received our first major purchase order for multiple units of our IsoBoost technology for integration into a major gas processing plant to be constructed in the Middle East and we recognized Oil & Gas Segment product revenue using the percentage-of-completion method of accounting. For the years ended December 31, 2016, we recognized Oil & Gas Segment revenue related to our VorTeq License Agreement and product revenue related to the sale of the IsoBoost systems.

One customer accounted for 100% of our Oil &Gas Segment license and development revenue for 2016 and 2015, which represented 9% and 2% of our total revenue for the years ended December 31, 2016 and 2015, respectively. There was no Oil &Gas Segment license and development revenue recognized for 2014.

While one customer accounted for 100% of our Oil & Gas Segment product revenue for the year ended December 31, 2016, no Oil & Gas Segment customer accounted for more than 10% of our total product revenue for the years ended December 31, 2016, 2015, and 2014, respectively. See Note 14 – “Concentrations” in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further details on customer concentration.

At December 31, 2016, one Oil & Gas Segment customer accounted for 16% of our accounts receivable and unbilled receivable balance. At December 31, 2015, no Oil & Gas Segment customer accounted for more than 10% of our accounts receivable and unbilled receivable balance. See Note 14 – “Concentrations” in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further details on customer concentration.

At December 31, 2016, one Oil & Gas Segment vendor accounted for 18% of our accounts payable balance. At December 31, 2015, no Oil & Gas Segment vendor accounted for more than 10% of our accounts payable balance. See Note 14 – “Concentrations” in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further details on vendor concentration.

During the years ended December 31, 2016, 2015, and 2014, all of our Oil & Gas Segment product revenue was attributable to sales outside of the United States.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our consolidated financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition, including percentage-of-completion accounting for oil & gas projects; allowance for doubtful accounts; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill and acquired intangible assets; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies, including contingent consideration.

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 2 – “Summary of Significant Accounting Policies,” included in “Item 8 — Financial Statements and Supplementary Data” in this Report.

Revenue Recognition

Product and service revenue recognition – Water Segment

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

Under our revenue recognition policy, evidence of an arrangement is met when we have an executed purchase order, sales order, or stand-alone contract. Typically, smaller projects utilize sales or purchase orders that conform to standard terms and conditions.

The specified product performance criteria for our PX ERD pertain to the ability of our product to meet its published performance specifications and warranty provisions, which our products have demonstrated on a consistent basis. This factor, combined with historical performance metrics, provides our management with a reasonable basis to conclude that the PX ERDs will perform satisfactorily upon commissioning of the plant. To ensure this successful product performance, we provide service consisting principally of supervision of customer personnel and training to the customers during the commissioning of the plant. The installation of the PX ERDs is relatively simple, requires no customization, and is performed by the customer under the supervision of our personnel. We defer the value of the service and training component of the contract and recognize such revenue as services are rendered. Based on these factors, our management has concluded that, for sale of PX ERDs, as well as for turbochargers and pumps, delivery and performance have been completed upon shipment or delivery when title transfers based on the shipping terms.

We perform an evaluation of customer credit worthiness on an individual contract basis to assess whether collectability is reasonably assured. As part of this evaluation, our management considers many factors about the individual customer, including the underlying financial strength of the customer and/or partnership consortium and management’s prior history or industry-specific knowledge about the customer and its supplier relationships. For smaller projects, we require the customer to remit payment generally within 30 to 90 days after product delivery. In some cases, if credit worthiness cannot be determined, prepayment or other security is required.

We establish separate units of accounting for contracts, as our contracts with customers typically include one or both of the deliverables, products or commissioning, and there is no right of return under the terms of the contract.

Commissioning includes supervision of the installation, start-up, and training to ensure that the installation performed by the customer, which is relatively simple and straightforward, is completed consistent with the recommendations under the factory warranty. The commissioning services’ element of our contracts represents an incidental portion of the total contract price. The allocable consideration for these services relative to that for the underlying products has been well under 1% of any arrangement. Commissioning is often bundled into the large stand-alone contracts, and we frequently sell products without commissioning since our product can be easily installed in a plant without supervision. These facts and circumstances validate that the delivered element has value on a stand-alone basis and should be considered a separate unit of accounting.

Having established separate units of accounting, we then allocate amounts to each unit of accounting. With respect to products, we have established vendor specific objective evidence (“VSOE”) based on the price at which such products are sold separately without commissioning services. With respect to commissioning, we charge out our engineers for field visits to customers based on a stand-alone standard daily field service charge as well as a flat service rate for travel, if applicable. This has been determined to be the VSOE of the service based on stand-alone sales of other comparable professional services at consistent pricing.

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

For large projects, stand-alone contracts are utilized. For these contracts, consistent with industry practice, our customers typically require their suppliers, including Energy Recovery, to accept contractual holdback provisions (also referred to as a retention payment) whereby the final amounts due under the sales contract are remitted over extended periods of time or alternatively, stand-by letters of credit are issued to guarantee performance. These retention payments are generally 10% or less of the total contract amount and are due and payable when the customer is satisfied that certain specified product performance criteria have been met upon commissioning of the desalination plant, which may be up to twenty-four (24) months from the date of product delivery as described further below.

Under stand-alone contracts, the usual payment arrangements are summarized as follows:

•

an advance payment due upon execution of the contract, typically 10% to 20% of the total contract amount. This advance payment is accounted for as deferred revenue until shipment or when products are delivered to the customer, depending on the Incoterms and transfer of title;

•

a payment ranging from 50% to 70% of the total contract is typically due upon delivery of the product. This payment is often divided into two parts. The first part, which is due thirty (30) to sixty (60) days following delivery of the product and documentation, is invoiced upon shipment when the product revenue is recognized and results in an open accounts receivable with the customer. The second part is typically due ninety (90) to one hundred twenty (120) days following product delivery and documentation. This payment is booked to unbilled receivables upon shipment when the product revenue is recognized, and it is invoiced to the customer upon notification that the equipment has been received or when the time period has expired. We have no performance obligation to complete to be legally entitled to this payment. It is invoiced based on the passage of time.

•

a final retention payment of generally 10% or less of the contract amount is due either at the completion of plant commissioning or upon the issuance of a stand-by letter of credit, which is typically issued up to twenty-four (24) months from the delivery date of products and documentation. This payment is recorded to unbilled receivables upon shipment when the product revenue is recognized, and it is invoiced to the customer when it is determined that commissioning is complete or the stand-by letter of credit has been issued. This payment is not contingent upon the delivery of commissioning services. The Company had no performance obligation to complete to be legally entitled to this payment. It is invoiced based on the passage of time.

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

License, milestone payment, and royalty revenue recognition – Oil & Gas Segment

License and development revenue is comprised of the amortization of the upfront non-refundable $75 million exclusivity fee received in connection with the VorTeq License Agreement. See Note 16 – VorTeq License Agreement in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. The VorTeq License Agreement comprises a fifteen-year exclusivity license for our VorTeq technology, milestone payments upon achievement of successful tests in accordance with the Key Performance Indicators (“KPIs”) and, after commercialization is achieved, royalty payments for the supply and servicing of certain components of the VorTeq. All payments are non-refundable.

We recognize license and development revenue in accordance with ASC 605 “Revenue Recognition,” subtopic ASC 605-25 “Revenue with Multiple Element Arrangements” and subtopic ASC 605-28 “Revenue Recognition-Milestone Method,” which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition is appropriate, respectively.

For multiple-element arrangements, each deliverable is accounted for as a separate unit of accounting if both the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Contingent deliverables within multiple element arrangements are excluded from the evaluation of the units of accounting. Non-refundable, upfront license fees where we have continuing obligation to perform are recognized over the period of the continuing performance obligation. The VorTeq License Agreement was determined to include a single unit of accounting. The initial upfront fee of $75 million is recognized on a straight-line basis over the fifteen-year term of the arrangement based on the performance period of the last or final deliverables, which include the license and support.

We recognize revenue from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) it does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met, the milestone payment: (a) is commensurate with either the Company’s performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company’s performance subsequent to the inception of the arrangement to achieve the milestone; (b) relates solely to past performance; and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. The VorTeq License Agreement includes two substantive milestones of $25 million each due on achievement of successful tests in accordance with KPIs. No revenues associated with achievement of the milestones have been recognized to date.

Percentage-of-completion revenue recognition – Oil & Gas Segment

IsoBoost and IsoGen systems are highly engineered, customized solutions that are designed and manufactured over an extended period of time and are built specifically to meet a customer’s specifications. It is the Company’s position that percentage-of-completion method of accounting is appropriate for IsoBoost and IsoGen systems given the facts and circumstances of these projects. In the event that a purchase order for an IsoBoost or IsoGen does not meet these facts and circumstances, then percentage-of-completion method of accounting does not apply.

Revenue from fixed price contracts is recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Contract costs include all direct material and labor costs related to contract performance. Pre-contract costs with no future benefit are expensed in the period in which they are incurred. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revisions become known. If material, the effects of any changes in estimates are disclosed in the notes to the consolidated financial statements. When estimates indicate that a loss will be incurred on a contract, a provision for the expected loss is recorded in the period in which the loss becomes evident. No loss has been incurred to date. Revenue is recognized only to the extent costs have been recognized in the same period.

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

During the year ended December 31, 2015, we adjusted previously established warranty reserves. The adjustment related to expired warranties, which increased gross profit and reduced net loss by $0.4 million.

Stock-based Compensation

We measure and recognize stock-based compensation expense based on the fair value measurement for all stock-based awards made to our employees and directors — including restricted stock units (“RSUs”), restricted shares (“RS”), and employee stock options — over the requisite service period (typically the vesting period of the awards). The fair value of RSUs and RS is based on our stock price on the date of grant. The fair value of stock options is calculated on the date of grant using the Black-Scholes option pricing model, which requires a number of complex assumptions including expected life, expected volatility, risk-free interest rate, and dividend yield. The estimation of awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised. See Note 12 – “Stock-based Compensation” in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of stock-based compensation.

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

Acquired intangible assets with determinable useful lives are amortized on a straight-line or accelerated basis over the estimated periods benefited, ranging from one (1) to twenty (20) years. Acquired intangible assets with contractual terms are amortized over their respective legal or contractual lives. Customer relationships and other non-contractual intangible assets with determinable lives are amortized over periods ranging from five (5) to twenty (20) years.

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

As of December 31, 2016 and 2015, acquired intangibles, including goodwill, relate to the acquisition of Pump Engineering, LLC during the fourth quarter of 2009. See Note 6 – “Goodwill and Intangible Assets” in the Notes to the Consolidated Financial Statements for further discussion of intangible assets.

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

Deferred income taxes are provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining whether and to what extent any valuation allowance is needed on our deferred tax assets. In making such a determination, we consider all available positive and negative evidence including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. As of December 31, 2016, we have a valuation allowance of approximately $21.1 million to reduce our U.S. deferred income tax assets to the amount expected to be realized. See Note 10 – “Income Taxes” in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the tax valuation allowance.

We have recorded a valuation allowance against all of our U.S. deferred tax assets as of December 31, 2016. We intend to continue maintaining a full valuation allowance on our U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next twelve (12) months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease in income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Our operations are subject to income and transaction taxes in the U.S. and in foreign jurisdictions. Significant estimates and judgments are required in determining our worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

Results of Operations

2016 Compared to 2015

Total revenue

	For the Year Ended December 31,
	2016		2015		Change Increase (Decrease)
Product revenue	$49,715	91%	$43,671	98%	$6,044	14%
License and development revenue	5,000	9%	1,042	2%	3,958	380%
Total revenue	$54,715	100%	$44,713	100%	$10,002	22%

Product revenue

	For the Year Ended December 31,
Segment	2016	2015	$ Change	% Change
Water	$47,545	$43,530	$4,015	9%
Oil & Gas	2,170	141	2,029	1,439%
Total product revenue	$49,715	$43,671	$6,044	14%

Total product revenue increased by $6.0 million, or 14%, to $49.7 million in 2016 from $43.7 million in 2015. Of the $6.0 million increase, $4.0 million was attributable to the Water Segment and $2.0 million was attributable to the Oil & Gas Segment.

The increase in Water Segment product revenue was primarily due to higher mega-project (MPD), OEM, and aftermarket shipments in 2016 as compared to 2015. Of the $4.0 million increase in our Water Segment product revenue, $1.9 million related to MPD sales, $1.2 million related to OEM sales, $0.9 million related to aftermarket sales.

Of the $2.0 million increase in Oil & Gas Segment product revenue, $2.2 million was due to the percentage-of-completion revenue recognition associated with the sale of multiple IsoBoost systems. The increase was offset by ($0.2) million related to the commissioning of an IsoGen system and the cancellation of a purchase order for an IsoBoost in early 2015.

Product revenue attributable to domestic and international sales as a percentage of total product revenue was as follows:

	For the Year Ended December 31,
	2016	2015
Domestic revenue	2%	7%
International revenue	98%	93%
Total product revenue	100%	100%

License and development revenue

	For the Year Ended December 31,
Segment	2016	2015	$ Change	% Change
Water	$—	$—	$—	—
Oil & Gas	5,000	1,042	3,958	380%
License and development revenue	$5,000	$1,042	$3,958	380%

License and development revenue increased by $4.0 million, or 380%, to $5.0 million in 2016 from $1.0 million in 2015. In October 2015, we entered into a fifteen-year exclusive license agreement with the VorTeq Licensee for the use of our VorTeq technology and received a $75 million up-front exclusivity fee. The increase of $4.0 million in license and development revenue in 2016 compared to 2015 was due to the recognition of a full year of amortization of the deferred revenue compared to a partial year of amortization in 2015 related to this license agreement.

License and development revenue attributable to domestic and international sales as a percentage of total license and development revenue was as follows:

	For the Year Ended December 31,
	2016	2015
Domestic revenue	—	—
International revenue	100%	100%
Total license and development revenue	100%	100%

Product gross profit

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product gross profit	$31,192	$674	$31,866	$24,485	$75	$24,560
Product gross margin	66%	31%	64%	56%	53%	56%

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components.

Product gross profit increased by $7.3 million, or 30%, to $31.9 million in 2016 from $24.6 million in 2015. For the year ended December 31, 2016, product gross margin (total product gross profit as a percentage of product revenue) was 64% compared to 56% for the year ended December 31, 2015.

The increase in product gross profit in 2016 compared to 2015 was primarily due to increased sales volume, favorable product price and mix, and increased operational efficiencies.

Manufacturing headcount decreased to 40 for the year ended December 31, 2016 from 42 for the year ended December 31, 2015.

Stock-based compensation expense included in cost of revenue was $0.1 million for the year ended December 31, 2016 and $0.1 million for the year ended December 31, 2015.

Operating expenses

	For the Year Ended December 31,
	2016		2015		Change Increase (Decrease)
Total revenue	$54,715	100%	$44,713	100%	$10,002	22%

Operating expenses:
General and administrative	16,626	30%	19,773	44%	(3,147)	(16%)
Sales and marketing	9,116	17%	9,326	21%	(210)	(2%)
Research and development	10,136	19%	7,659	17%	2,477	32%
Amortization of intangible assets	631	1%	635	1%	(4)	(1%)
Total operating expenses	$36,509	67%	$37,393	84%	$(884)	(2%)

General and administrative

General and administrative expense decreased by ($3.2) million, or 16%, to $16.6 million in 2016 from $19.8 million in 2015. Of the($3.2) million decrease in general and administrative expense, ($2.1) million related to professional, legal, and other administrative costs and ($1.1) million related to stock-based compensation expense.

General and administrative headcount increased to 30 for the year ended December 31, 2016 from 26 for the year ended December 31, 2015.

Stock-based compensation expense included in general and administrative expense was $2.1 million for the year ended December 31, 2016 and $3.1 million for the year ended December 31, 2015. The decrease in stock-based compensation is primarily related to the decrease of non-recurring expenses associated with the accelerated vesting and modification of options connected to the resignation of the former Chief Executive Officer in the first quarter of 2015.

Sales and marketing

Sales and marketing expense decreased by ($0.2) million, or 2%, to $9.1 million in 2016 from $9.3 million in 2015. Of the ($0.2) million decrease in sales and marketing expense, ($0.4) million related to compensation, sales commissions, and employee-related benefits, which was partially offset by a $0.2 million increase related to bonuses.

Sales and marketing headcount decreased to 28 for the year ended December 31, 2016 from 29 for the year ended December 31, 2015.

Stock-based compensation expense included in sales and marketing expense was $0.5 million for the year ended December 31, 2016 and $0.4 million for the year ended December 31, 2015.

Research and development

Research and development expense increased by $2.4 million, or 32%, to $10.1 million in 2016 from $7.7 million in 2015. Of the $2.4 million increase in research and development expense, $1.2 million related to direct research and development project costs associated with new product initiatives and $1.2 million related to compensation and employee-related benefits.

Research and development headcount increased to 22 for the year ended December 31, 2016 from 17 for the year ended December 31, 2015.

Stock-based compensation expense included in research and development expense was $569,000 for the year ended December 31, 2016 and $354,000 for the year ended December 31, 2015.

Amortization of intangible assets

Amortization of intangible assets is related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense decreased by ($0.004) million, or 1%, to $0.6 million in 2016 from $0.6 million in 2015.

Other income (expense)

	For the Year Ended December 31,
	2016		2015		Change Increase (Decrease)
Total revenue	$54,715	100%	$44,713	100%	$10,002	22%

Other income (expense):
Interest expense	(3)	*	(42)	*	39	93%
Other non-operating income (expense), net	290	1%	(139)	*	429	309%
Total other (expense) income	$287	1%	$(181)	*	$468	259%

* less than 1%

Other income (expense) increased by $0.5 million, or 259%, to income of $0.3 million in 2016 from an expense of ($0.2) million in 2015. The increase was due to higher interest income; lower interest expense; the favorable disposition of foreign currency options; and favorable foreign currency exchange in 2016 compared to 2015.

Income taxes

Our income tax benefit was $0.4 million for the year ended December 31, 2016 compared to a tax benefit of $0.3 million for the year ended December 31, 2015. The tax benefit of $0.4 million for the year ended December 31, 2016, consisted of $0.7 million benefit related to the losses in our Ireland subsidiary which was partially offset by tax expense of ($0.3) million related to the deferred tax effects associated with the amortization of goodwill and other taxes.

The tax benefit of $0.3 million for the year ended December 31, 2015, consisted of $0.6 million benefit related to the losses in our Ireland subsidiary which was partially offset by tax expense of ($0.3) million related to the deferred tax effects associated with the amortization of goodwill and other taxes.

2015 Compared to 2014

Total revenue

	For the Year Ended December 31,
	2015		2014		Change Increase (Decrease)
Product revenue	$43,671	98%	$30,426	100%	$13,245	44%
License and development revenue	1,042	2%	—	—	1,042	—
Total revenue	$44,713	100%	$30,426	100%	$14,287	47%

Product revenue

	For the Year Ended December 31,
Segment	2015	2014	$ Change	% Change
Water	$43,530	$29,643	$13,887	47%
Oil & Gas	141	783	(642)	(82%)
Total product revenue	$43,671	$30,426	$13,245	44%

Total product revenue increased by $13.2 million, or 44%, to $43.7 million in 2015 from $30.4 million in 2014. Of the $13.2 million increase, $13.8 million was attributable to the Water Segment, which was partially offset by a decrease of ($0.6) million in the Oil & Gas Segment.

The increase in Water Segment product revenue was primarily due to significantly higher MPD, OEM, and aftermarket shipments in 2015 as compared to 2014. Of the $13.2 million increase in Water Segment product revenue, $9.8 million related to MPD sales, $2.8 million related to OEM sales, $1.2 million related to aftermarket sales.

The decrease in Oil & Gas Segment product revenue of ($0.6) million related to the lease buy-out of an IsoGen system in 2014 and the commissioning of that system in early 2015.

Product revenue attributable to domestic and international sales as a percentage of total product revenue was as follows:

	For the Year Ended December 31,
	2015	2014
Domestic revenue	7%	4%
International revenue	93%	96%
Total product revenue	100%	100%

License and development revenue

	For the Year Ended December 31,
Segment	2015	2014	$ Change	% Change
Water	$—	$—	$—	—
Oil & Gas	1,042	—	1,042	—
License and development revenue	$1,042	$—	$1,042	—

License and development revenue increased by $1.0 million, to $1.0 million in 2015 from zero in 2014. In October 2015, we entered into a fifteen-year exclusive license agreement with the VorTeq Licensee for the use of our VorTeq technology and received a $75 million up-front exclusivity fee. The increase in license and development revenue in 2015 was due to the recognition of a partial year of amortization in 2015 related to this license agreement.

License and development revenue attributable to domestic and international sales as a percentage of total license and development revenue was as follows:

	For the Year Ended December 31,
	2015	2014
Domestic revenue	—	—
International revenue	100%	—
Total license and development revenue	100%	—

Product gross profit

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product gross profit	$24,485	$75	$24,560	$15,930	$783	$16,713
Product gross margin	56%	53%	56%	54%	100%	55%

Product gross profit increased by $7.9 million, or 47%, to $24.6 million in 2015 from $16.7 million in 2014. For the year ended December 31, 2015, total product gross margin was 56% compared to 55% for the year ended December 31, 2014.

The increase in total product gross profit in 2015 compared to 2014 was primarily due to higher production volume and a shift in product mix toward PX ERDs due to increased MPD sales volume in the Water Segment as well as increased operational efficiencies. The increase in product gross profit in the Water Segment was slightly offset by a decrease in the product gross profit of the Oil & Gas Segment due to cost associated with the commissioning of an IsoGen in 2015.

Manufacturing headcount increased to 42 for the year ended December 31, 2015 from 38 for the year ended December 31, 2014.

Stock-based compensation expense included in cost of revenue was $0.1 million for the year ended December 31, 2015 and $0.1 million for the year ended December 31, 2014.

Operating expenses

	For the Year Ended December 31,
	2015		2014		Change Increase (Decrease)
Total revenue	$44,713	100%	$30,426	100%	$14,287	47%

Operating expenses:
General and administrative	19,773	44%	14,139	46%	5,634	40%
Sales and marketing	9,326	21%	10,525	35%	(1,199)	(11%)
Research and development	7,659	17%	9,690	32%	(2,031)	(21%)
Amortization of intangible assets	635	1%	842	3%	(207)	(25%)
Total operating expenses	$37,393	84%	$35,196	116%	$2,197	6%

General and administrative

General and administrative expense increased by $5.7 million, or 40%, to $19.8 million in 2015 from $14.1 million in 2014. Of the $5.7 million increase in general and administrative expense, $2.0 million related to increased stock-based compensation expense, including non-recurring expense associated with the resignation of our former Chief Executive Officer in January 2015; $1.8 million related to compensation and employee-related benefits, that included non-recurring termination benefits associated with a reduction in force in the first quarter of 2015; $1.1 million related to professional, legal, and other administrative costs, including non-recurring expenses related to the termination of the former Senior Vice-President of Sales in 2014; $0.9 million related to the reversal of VAT in the first quarter of 2014 that was expensed in 2011 and prior years; $0.4 million related to bad debt expense, occupancy costs, and other taxes; and $0.2 million related to the fair value remeasurement of the contingent consideration related to the acquisition of Pump Engineering which was settled in 2014. Partially offsetting these increases was a decrease of ($0.7) million in other general and administrative miscellaneous costs.

General and administrative headcount decreased to 26 for the year ended December 31, 2015 from 28 for the year ended December 31, 2014.

Stock-based compensation expense included in general and administrative expense was $3.1 million for 2015 and $1.2 million for 2014. The increase in stock-based compensation is primarily related to the increased value of options granted to non-employee directors in February 2015, the full vesting of restricted shares granted to a non-employee director in December 2014, and non-recurring expenses related to the accelerated vesting and modification of options associated with the resignation of our former Chief Executive Officer in the first quarter of 2015.

Sales and marketing

Sales and marketing expense decreased by ($1.2) million, or 11%, to $9.3 million in 2015 from $ 10.5 million in 2014. Of the ($1.2) million decrease in sales and marketing expense, ($1.3) million related to marketing, professional, occupancy, and other sales and marketing costs and ($0.7) million related to compensation and employee-related benefits. The decreases were partially offset by an increase of $0.8 million related to sales commissions and bonuses.

Sales and marketing headcount decreased to 29 for the year ended December 31, 2015 from 36 for the year ended December 31, 2014.

Stock-based compensation expense included in sales and marketing expense was $436,000 for the year ended December 31, 2015 and $487,000 for the year ended December 31, 2014.

Research and development

Research and development expense decreased by ($2.0) million, or 21%, to $7.7 million in 2015 from $9.7 million in 2014. Of the ($2.0) million decrease in research and development expense, ($2.4) million related to direct research and development project costs associated with new product initiatives and ($0.3) million related to consulting and professional services. The decreases were partially offset by an increase of $0.7 million related to compensation, employee-related benefits, and occupancy costs.

Research and development headcount decreased to 17 for the year ended December 31, 2015 from 22 for the year ended December 31, 2014.

Stock-based compensation expense included in research and development expense was $0.4 million for the year ended December 31, 2015 and $0.3 million for the year ended December 31, 2014.

Amortization of intangible assets

Amortization expense decreased by ($0.2) million, or 25%, to $0.6 million in 2015 from $0.8 million in 2014. The decrease was due to the full amortization of all intangibles, except developed technology, in November of 2014.

Other income (expense)

	For the Year Ended December 31,
	2015		2014		Change Increase (Decrease)
Total revenue	$44,713	100%	$30,426	100%	$14,287	47%

Other income (expense):
Interest expense	(42)	*	—	*	(42)	*
Other non-operating income (expense), net	(139)	*	69	*	(208)	(301%	)
Total other (expense) income	$(181)	*	$69	*	$(250)	(362%	)

* less than 1%

Other income (expense) decreased by ($0.3) million, or 362%, to an expense of ($0.2) million in 2015 from income of $0.1 million in 2014. The decrease was due to lower interest income; higher interest expense; unfavorable fair value re-measurement of put foreign currency options; and favorable foreign currency exchange in 2015 compared to 2014.

Income taxes

Our income tax benefit was $0.3 million for the year ended December 31, 2015 compared to a tax provision of ($0.3) million for the year ended December 31, 2014. The tax benefit of $0.3 million for the year ended December 31, 2015, consisted of $0.6 million benefit related to the losses in our Ireland subsidiary. The benefit was partially offset by tax expense of ($0.3) million related to the deferred tax effects associated with the amortization of goodwill and other taxes.

The tax provision of ($0.3) million for the year ended December 31, 2014, consisted of tax expense of ($0.3) million related to the deferred tax effects associated with the amortization of goodwill and state and other taxes. The tax expenses were offset by a tax benefit associated with foreign currency translation adjustments recorded in other comprehensive income.

Liquidity and Capital Resources

Historically, our primary sources of cash are proceeds from customer payments for our products and services and the issuance of common stock. In October 2015, we received a payment of $75 million for an exclusive license to our VorTeq. From January 1, 2005 through December 31, 2016, we issued common stock for aggregate net proceeds of $94.8 million, excluding common stock issued in exchange for promissory notes. The proceeds have been used to fund our operations and capital expenditures.

As of December 31, 2016, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $61.4 million, some of which is invested in money market funds; short-term investments in marketable debt securities of $39.1 million; and accounts receivable of $11.8 million. We generally invest cash not needed for current operations predominantly in high-quality, investment-grade, and marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We currently have unbilled receivables pertaining to customer contractual holdback provisions, whereby we will invoice the final retention payment(s) due under certain sales contracts in the next six (6) to twenty-four (24) months. The customer holdbacks represent amounts intended to provide a form of security for the customer; accordingly, these receivables have not been discounted to present value. At December 31, 2016 and 2015, we had $0.2 million and $1.9 million, respectively, of short-term and long-term unbilled receivables.

In June 2012, we entered into a loan agreement with a financial institution. The loan agreement was amended in June 2015, (as amended, the “Loan Agreement”). The Loan Agreement provides for a total available credit line of $16.0 million. Under the Loan Agreement, we are allowed to draw advances not to exceed the lesser of the $16 million credit line or the credit line minus all outstanding revolving loans. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate or a Eurodollar loan that bears interest equal to the adjusted LIBOR rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The Loan Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The Loan Agreement matures in June 2018 and is collateralized by substantially all of our assets. As of December 31, 2016 and 2015, there were no advances drawn under the Loan Agreement. This Loan Agreement was terminated on January 24, 2017.

As of December 31, 2016, the amount outstanding on stand-by letters of credit collateralized under the Loan Agreement totaled $3.1 million, and restricted cash related to the stand-by letters of credit issued under the Loan Agreement was $3.1 million. Of the $3.1 million in restricted cash, $1.0 million was classified as current and $2.1 million was classified as non-current.

We are subject to certain financial and administrative covenants under the Loan Agreement. As of December 31, 2016, we were in compliance with these covenants.

At December 31, 2016, we also had stand-by letters of credit collateralized by restricted cash at two other financial institutions totaling $1.3 million. Total restricted cash related to these stand-by letters of credit totaled $1.3 million as of December 31, 2016, all of which was classified as current.

On January 27, 2017, we entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with another financial institution. The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. Under the Loan and Pledge Agreement we are allowed to borrow and request letters of credit against the eligible assets held from time to time in the pledged account maintained with the financial institution. Stand-by letters of credit are secured by pledged U.S. investments and there is no cash collateral balance required. Stand-by letters of credit are subject to fees, in an amount equal to 0.7% per annum of the face amount of the letter of credit, that are payable quarterly and are non-refundable. Revolving loans incur interest per annum on the base rate equal to the LIBOR rate plus the Margin defined as 1.5%. Any default bears the aforementioned interest plus an additional 2%. The unused portion of the credit line is subject to a fee equal to the product of 0.20% per annum multiplied by the difference, if positive, between $16.0 million and the average daily balance of all advances under the committed facility plus aggregate average daily undrawn amounts of all letters of credit issued under the committed facility during the immediately preceding month or portion thereof.

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was $5.0 million, $69.1 million, and ($3.7) million, for the years ended December 31, 2016, 2015, and 2014, respectively. For the years ended December 31, 2016, 2015, and 2014, net income (losses) of $1.0 million, ($11.6) million, and ($18.7) million, respectively, were adjusted to $7.2 million, ($4.3) million, and ($10.9) million, respectively, by non-cash items totaling $6.2 million, $7.3 million, and $7.8 million, respectively.

Non-cash adjustments of $6.2 million in 2016 primarily included $3.7 million of depreciation and amortization; $3.3 million of stock-based compensation; $0.2 million of amortization of premiums paid on investments; $0.2 million provision for warranty claims; $0.1 million of reserves for doubtful accounts; ($0.5) million of deferred income taxes; ($0.4) million of valuation adjustments to excess and obsolete inventory reserves; ($0.2) million reversal of accruals related to expired warranties; and ($0.2) million of other non-cash items.

Non-cash adjustments of $7.3 million in 2015 primarily included $4.1 million of stock-based compensation; $3.8 million of depreciation and amortization; $0.2 million of amortization of premiums paid on investments; a $0.1 million provision for warranty claims; $0.1 million of reserves for doubtful accounts; ($0.4) million reversal of accruals related to expired warranties; ($0.3) million of deferred income taxes; and ($0.3) million of valuation adjustments to excess and obsolete inventory reserves.

Non-cash adjustments of $7.8 million in 2014 primarily included $4.0 million of depreciation and amortization; $2.1 million of stock-based compensation; $0.7 million of deferred income taxes and other non-cash items; $0.4 million of amortization of premiums paid on investments; $0.3 million of reserves for doubtful accounts; $0.3 million of valuation adjustments to excess and obsolete inventory reserves; a $0.2 million provision for warranty claims; ($0.2) million related to the change in fair value of a contingent consideration, which was associated with the acquisition of Pump Engineering; and ($0.1) million of unrealized gains on foreign currency transactions.

The net cash effect from changes in operating assets and liabilities was ($2.3) million, $73.3 million, and $7.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. Net changes in assets and liabilities of $(2.3) million in 2016 were primarily attributable to a ($5.0) million decrease in deferred revenue due to the recognition of revenue related to our exclusive license agreement; a ($1.8) million increase in cost and estimated billings related to a percentage-of-completion revenue recognition project; a ($0.4) million increase in prepaid expenses and other assets; and a ($0.4) million decrease in accounts payable. These were offset by a $2.3 million decrease in inventories due to increased shipments; a $1.5 million decrease in accounts receivable and unbilled receivables due to timing of invoices and payments; a $1.2 million increase in accrued expenses and other liabilities; and a $0.3 million increase in product deferred revenue.

Net changes in assets and liabilities of $73.3 million in 2015 were primarily attributable to the receipt of a $75.0 million exclusive license payment, of which $1.0 million was recognized as revenue and the remainder deferred; a $2.0 million decrease in inventories related to increased shipments; a $0.3 million increase in product deferred revenue; and a $0.3 million decrease in prepaid expenses and other assets. These were offset by a ($1.7) million litigation settlement payment; a ($0.9) million increase in accounts receivable and unbilled receivables related to increased shipments; and a ($0.7) million decrease in accrued expenses and other liabilities related to decrease legal expenses and litigation matters.

Net changes in assets and liabilities of $7.2 million in 2014 were primarily attributable to an $8.9 million decrease in accounts receivable and unbilled receivables as a result of lower sales and the collection of outstanding amounts; a $1.9 million increase in accrued expenses and other liabilities related to increased legal expense and litigation matters; and a $0.6 million increase in accounts payable due to the timing of payments to employees, vendors, and other third parties. These were offset by a $3.6 million increase in inventory of which $2.3 million was an increase in finished goods principally related to a large MPD shipment built in the fourth quarter of 2014 but expected to ship in the first quarter of 2015; a $0.3 million increase in prepaid expenses; and a $0.3 million decrease in deferred revenue.

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

Net cash (used in) provided by investing activities was ($40.7) million, $14.0 million, and $6.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. Cash used in 2016 of ($40.7) million was primarily attributable to ($46.5) million used to purchase investments; ($1.1) million for capital expenditures; and ($0.6) million increase in restricted cash related to additional stand-by letters of credit. These were offset by $7.5 million in maturities of marketable security investments.

Cash provided in 2015 of $14.0 million was primarily attributable to $12.9 million in maturities of investments and the release of $1.7 million of restricted cash related to the expiration of stand-by letters of credit. These were offset by the use of ($0.6) million for capital expenditures.

Cash provided in 2014 of $6.5 million was primarily attributable to $6.0 million in maturities of investments and the release of $3.3 million of restricted cash primarily related to the settlement of a contingent consideration associated with the acquisition of Pump Engineering. These were offset by uses of ($2.6) million for capital expenditures and ($0.2) million in purchases of marketable security investments.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was ($2.8) million, $1.4 million, and ($1.8) million for the years ending December 31, 2016, 2015, and 2014, respectively. Net cash used in 2016 of ($2.8) million was primarily due to the use of ($9.4) million to repurchase our common stock offset by $6.6 million received from the issuance of common stock related to option exercises.

Net cash provided in 2015 of $1.4 million was primarily due to $1.3 million received from the issuance of common stock related to option and warrant exercises and $0.1 million of proceeds from long-term debt.

Net cash used in 2014 of ($1.8) million was primarily due to the use of ($2.8) million to repurchase our common stock and ($1.4) million to pay the contingent consideration related to the acquisition of Pump Engineering, which were offset by $2.4 million received from the issuance of common stock related to option and warrant exercises.

Liquidity and Capital Resource Requirements

We believe that our existing resources and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations or to support acquisitions in the future. Our future capital requirements will depend on many factors, including the continuing market acceptance of our products, our rate of revenue growth, the timing of new product introductions, the expansion of our research and development, manufacturing, and sales and marketing activities, the timing and extent of our expansion into new geographic territories, and the amount and timing of cash used for stock repurchases. In addition, we may enter into potential material investments in, or acquisitions of, complementary businesses, services, or technologies in the future, which could also require us to seek additional equity or debt financing. Should we need additional liquidity or capital funds, these funds may not be available to us on favorable terms or at all.

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

The following is a summary of our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
Contractual obligations	Less Than 1 Year	1-3 Years	3-5 Years	Total
Operating leases	$1,705	$3,122	$93	$4,920
Loan payable	11	23	4	38
Purchase obligations(1)	6,755	—	—	6,755
	$8,471	$3,145	$97	$11,713

(1)	Purchase obligations are related to open purchase orders for materials and supplies.

This table excludes agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of December 31, 2016, we believe that our exposure related to these guarantees and indemnities as of December 31, 2016 was not material.

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

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The majority of our revenue contracts have been denominated in United States Dollars (“USD”). In some circumstances, we have priced certain international sales in Euros. The amount of revenue recognized and denominated in Euros amounted to $6,000, $11,000, and $0.9 million in 2016, 2015, and 2014, respectively. We experienced a net foreign currency loss of approximately $137, $119,000, and $18,000 related to our revenue contracts for the years ended December 31, 2016, 2015, and 2014, respectively. Of the $119,000 of foreign currency losses in 2015, $106,000 related to revenue recognized in 2014 but collected in 2015.

As we expand our international sales, we expect that a portion of our revenue could continue to be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates. Our international sales and marketing operations incur expense that is denominated in foreign currencies. This expense could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for USD versus the Euro, AED, CNY, GBP, and CAD. Changes in currency exchange rates could adversely affect our consolidated operating results or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. To decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we do not maintain excess cash balances in foreign currencies. We have not hedged our exposure to changes in foreign currency exchange rates because expenses in foreign currencies have been insignificant to date, and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Risk and Credit Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents, short-term investments, and long-term investments. At December 31, 2016, all of our investments were classified as short-term and totaled approximately $39.1 million. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality short-term and long-term debt instruments of the U.S. government and its agencies as well as high-quality corporate issuers. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than seven months. A hypothetical 1% increase in interest rates would have resulted in an approximately $0.2 million decrease in the fair value of our fixed-income debt securities as of December 31, 2016.

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

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Energy Recovery, Inc.

San Leandro, California

We have audited the accompanying consolidated balance sheets of Energy Recovery, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule (“schedule”) listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Energy Recovery, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Energy Recovery, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 9, 2017

ENERGY RECOVERY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands, except share data and par value)
ASSETS
Current assets:
Cash and cash equivalents	$61,364	$99,931
Restricted cash	2,297	1,490
Short-term investments	39,073	257
Accounts receivable, net of allowance for doubtful accounts of $130 and $166 at December 31, 2016 and 2015	11,759	11,590
Unbilled receivables, current	190	1,879
Cost and estimated earnings in excess of billings	1,825	—
Inventories	4,550	6,503
Deferred tax assets, net	—	938
Prepaid expenses and other current assets	1,311	943
Total current assets	122,369	123,531
Restricted cash, non-current	2,087	2,317
Unbilled receivables, non-current	—	6
Deferred tax assets, non-current	1,270	—
Property and equipment, net	8,643	10,622
Goodwill	12,790	12,790
Other intangible assets, net	1,900	2,531
Other assets, non-current	4	2
Total assets	$149,063	$151,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,505	$1,865
Accrued expenses and other current liabilities	9,019	7,808
Income taxes payable	16	2
Accrued warranty reserve	406	461
Deferred revenue, current	6,201	5,878
Current portion of long-term debt	11	10
Total current liabilities	17,158	16,024
Long-term debt, less current portion	27	38
Deferred tax liabilities, non-current	2,233	2,360
Deferred revenue, non-current	63,958	69,000
Other non-current liabilities	554	718
Total liabilities	83,930	88,140
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 56,884,207 shares issued and 53,162,551 shares outstanding at December 31, 2016 and 54,948,235 shares issued and 52,468,779 shares outstanding at December 31, 2015	57	55
Additional paid-in capital	139,676	129,809
Accumulated other comprehensive loss	(118)	(64)
Treasury stock, at cost, 3,721,656 shares repurchased at December 31, 2016 and 2,479,456 shares repurchased at December 31, 2015	(16,210)	(6,835)
Accumulated deficit	(58,272)	(59,306)
Total stockholders’ equity	65,133	63,659
Total liabilities and stockholders’ equity	$149,063	$151,799

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Product revenue	$49,715	$43,671	$30,426
Product cost of revenue	17,849	19,111	13,713
Product gross profit	31,866	24,560	16,713

License and development revenue	5,000	1,042	—

Operating expenses:
General and administrative	16,626	19,773	14,139
Sales and marketing	9,116	9,326	10,525
Research and development	10,136	7,659	9,690
Amortization of intangible assets	631	635	842
Total operating expenses	36,509	37,393	35,196

Income (loss) from operations	357	(11,791)	(18,483)

Other (expense) income:
Interest (expense)	(3)	(42)	—
Other non-operating income (expense)	290	(139)	69
Income (loss) before income taxes	644	(11,972)	(18,414)
(Benefit from) provision for income taxes	(390)	(334)	291
Net income (loss)	$1,034	$(11,638)	$(18,705)

Income (loss) per share:
Basic	$0.02	$(0.22)	$(0.36)
Diluted	$0.02	$(0.22)	$(0.36)

Number of shares used in per share calculations:
Basic	52,341	52,151	51,675
Diluted	55,451	52,151	51,675

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net income (loss)	$1,034	$(11,638)	$(18,705)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(27)	4	39
Unrealized (loss) gain on investments	(27)	5	(5)
Other comprehensive (loss) income, net of tax	(54)	9	34
Comprehensive income (loss)	$980	$(11,629)	$(18,671)

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015, and 2014

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	(In thousands)
Balance at December 31, 2013	53,137	$53	(1,783)	$(4,000)	$119,932	$(107)	$(28,963)	$86,915
Net loss	—	—	—	—	—	—	(18,705)	(18,705)
Unrealized losses on investment	—	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustments	—	—	—	—	—	39	—	39
Issuance of common stock	1,261	1	—	—	2,404	—	—	2,405
Repurchase of common stock for treasury	—	—	(696)	(2,835)	—	—	—	(2,835)
Employee stock-based compensation	—	—	—	—	2,104	—	—	2,104
Balance at December 31, 2014	54,398	54	(2,479)	(6,835)	124,440	(73)	(47,668)	69,918
Net loss	—	—	—	—	—	—	(11,638)	(11,638)
Unrealized gains on investment	—	—	—	—	—	5	—	5
Foreign currency translation adjustments	—	—	—	—	—	4	—	4
Issuance of common stock	550	1	—	—	1,325	—	—	1,326
Employee stock-based compensation	—	—	—	—	4,044	—	—	4,044
Balance at December 31, 2015	54,948	55	(2,479)	(6,835)	129,809	(64)	(59,306)	63,659
Net Income	—	—	—	—	—	—	1,034	1,034
Unrealized losses on investment	—	—	—	—	—	(27)	—	(27)
Foreign currency translation adjustments	—	—	—	—	—	(27)	—	(27)
Issuance of common stock	1,936	2	—	—	6,598	—	—	6,600
Repurchase of common stock for treasury	—	—	(1,243)	(9,375)	—	—	—	(9,375)
Employee stock-based compensation	—	—	—	—	3,269	—	—	3,269
Balance at December 31, 2016	56,884	$57	(3,722)	$(16,210)	$139,676	$(118)	$(58,272)	$65,133

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$1,034	$(11,638)	$(18,705)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,680	3,838	4,028
Stock-based compensation	3,263	4,059	2,104
Provision for warranty claims	208	135	156
Amortization of premiums on investments	174	162	453
Provision for doubtful accounts	76	112	299
Change in fair value of put options	33	58	—
Loss (gain) on foreign currency transactions	13	1	(153)
Loss on disposal of fixed assets	—	—	38
Gain on fair value remeasurement of contingent consideration	—	—	(149)
Deferred income taxes	(459)	(326)	315
Valuation adjustments for excess or obsolete inventory	(361)	(250)	320
Reversal of accruals related to expired warranties	(236)	(395)	—
Other non-cash adjustments	(164)	(35)	375
Changes in operating assets and liabilities:
Inventories	2,287	1,951	(3,569)
Unbilled receivables	1,695	(128)	4,882
Accrued expenses and other liabilities	1,259	(708)	1,864
Deferred revenue, product	280	343	(331)
Income taxes payable	14	(3)	(18)
Litigation settlement	—	(1,700)	—
Accounts receivable	(244)	(743)	4,002
Accounts payable	(360)	48	628
Prepaid and other assets	(402)	316	(254)
Costs and estimated earnings in excess of billings	(1,825)	—	—
Deferred revenue, license and development	(5,000)	73,958	—
Net cash provided by (used in) operating activities	4,965	69,055	(3,715)

Cash Flows From Investing Activities:
Maturities of marketable securities	7,535	12,925	6,027
Restricted cash	(577)	1,665	3,306
Capital expenditures	(1,112)	(572)	(2,562)
Purchases of marketable securities	(46,552)	—	(273)
Net cash (used in) provided by investing activities	(40,706)	14,018	6,498

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	6,600	1,326	2,405
Proceeds from long-term debt	—	55	—
Payment of contingent consideration	—	—	(1,375)
Repayment of long-term debt	(10)	(7)	—
Repurchase of common stock	(9,375)	—	(2,835)
Net cash (used in) provided by financing activities	(2,785)	1,374	(1,805)
Effect of exchange rate differences on cash and cash equivalents	(41)	(17)	152
Net change in cash and cash equivalents	(38,567)	84,430	1,130
Cash and cash equivalents, beginning of year	99,931	15,501	14,371
Cash and cash equivalents, end of year	$61,364	$99,931	$15,501
Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$42	$—
Cash received for income tax refunds	$2	$4	$1
Cash paid for income taxes	$51	$24	$35
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment in trade accounts payable and accrued expenses and other liabilities	$66	$43	$1

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

Energy Recovery, Inc. (the “Company,” “Energy Recovery,” “our,” “us,” or “we”) is an energy solutions provider to industrial fluid flow markets worldwide. Our core competencies are fluid dynamics and advanced material science. Our products make industrial processes more operating and capital expenditure efficient. Our solutions convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our solutions are marketed and sold in fluid flow markets, such as water, oil & gas, and chemical processing.

Note 2 —Accounting Policies

Basis of Presentation

Our Consolidated Financial Statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires our management to make judgments, assumptions, and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying Notes. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition, including percentage-of-completion accounting for oil & gas projects; allowance for doubtful accounts; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill and acquired intangible assets; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies, including contingent consideration. Those estimates could change, and as a result, actual results could differ materially from those estimates. For example, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company’s estimate of undiscounted cash flows, at December 31, 2016 and 2015 indicated that such carrying amounts were expected to be recovered. Nonetheless, it is possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down those assets to fair value.

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

Short-Term and Long-Term Investments

Our short-term and long-term investments consist primarily of investment-grade debt securities, all of which are classified as available-for-sale. Available-for-sale securities are carried at fair value. Amortization or accretion of premium or discount is included in other income (expense) on the Consolidated Statements of Operations. Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive loss within stockholders’ equity on the Consolidated Balance Sheet. Realized gains and losses on the sale of available-for-sale securities are determined by specific identification of the cost basis of each security. Short-term investments mature within twelve months. Long-term investments generally will mature within three (3) years.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out “FIFO” method) or market. We calculate inventory valuation adjustments for excess and obsolete inventory based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts.

Property and Equipment

Property and equipment is recorded at cost and reduced by accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are three (3) to ten (10) years. Certain equipment used in the development and manufacturing of ceramic components is depreciated over estimated useful lives of up to ten (10) years. Leasehold improvements represent remodeling and retrofitting costs for leased office and manufacturing space and are depreciated over the shorter of either the estimated useful lives or the term of the lease. Software purchased for internal use consists primarily of amounts paid for perpetual licenses to third-party software providers and installation costs. Software is depreciated over the estimated useful lives of three (3) to five (5) years. Estimated useful lives are periodically reviewed, and when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. Maintenance and repairs are charged directly to expense as incurred.

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

Acquired intangible assets with determinable useful lives are amortized on a straight-line or accelerated basis over the estimated periods benefited, ranging from one (1) to twenty (20) years. Acquired intangible assets with contractual terms are amortized over their respective legal or contractual lives. Customer relationships and other non-contractual intangible assets with determinable lives are amortized over periods ranging from five (5) to twenty (20) years.

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

As of December 31, 2016 and 2015, acquired intangibles, including goodwill, relate to the acquisition of Pump Engineering, LLC during the fourth quarter of 2009. See Note 6 — “Goodwill and Intangible Assets” for further discussion of intangible assets.

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

Revenue Recognition

Product and service revenue recognition – Water Segment

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

Under our revenue recognition policy, evidence of an arrangement is met when we have an executed purchase order, sales order, or stand-alone contract. Typically, smaller projects utilize sales or purchase orders that conform to standard terms and conditions.

The specified product performance criteria for our PX® energy recovery devices (“ERDs”) pertain to the ability of our product to meet its published performance specifications and warranty provisions, which our products have demonstrated on a consistent basis. This factor, combined with historical performance metrics, provides our management with a reasonable basis to conclude that the PX ERDs will perform satisfactorily upon commissioning of the plant. To ensure this successful product performance, we provide service consisting principally of supervision of customer personnel and training to the customers during the commissioning of the plant. The installation of the PX ERDs is relatively simple, requires no customization, and is performed by the customer under the supervision of our personnel. We defer the value of the service and training component of the contract and recognize such revenue as services are rendered. Based on these factors, our management has concluded that, for sale of PX ERDs, as well as for turbochargers and pumps, delivery and performance have been completed upon shipment or delivery when title transfers based on the shipping terms.

We perform an evaluation of customer credit worthiness on an individual contract basis to assess whether collectability is reasonably assured. As part of this evaluation, our management considers many factors about the individual customer, including the underlying financial strength of the customer and/or partnership consortium and management’s prior history or industry-specific knowledge about the customer and its supplier relationships. For smaller projects, we require the customer to remit payment generally within thirty (30) to ninety (90) days after product delivery. In some cases, if credit worthiness cannot be determined, prepayment or other security is required.

We establish separate units of accounting for contracts, as our contracts with customers typically include one or both of the deliverables, products or commissioning, and there is no right of return under the terms of the contract.

Commissioning includes supervision of the installation, start-up, and training to ensure that the installation performed by the customer which, is relatively simple and straightforward, is completed consistent with the recommendations under the factory warranty. The commissioning services’ element of our contracts represents an incidental portion of the total contract price and the allocable consideration for these services relative to that for the underlying products has been well under 1% of any arrangement. Commissioning is often bundled into the large stand-alone contracts, and we frequently sell products without commissioning since our product can be easily installed in a plant without supervision. These facts and circumstances validate that the delivered element has value on a stand-alone basis and should be considered a separate unit of accounting.

Having established separate units of accounting, we then allocate amounts to each unit of accounting. With respect to products, we have established vendor specific objective evidence (“VSOE”) based on the price at which such products are sold separately without commissioning services. With respect to commissioning, we charge out our engineers for field visits to customers based on a stand-alone standard daily field service charge as well as a flat service rate for travel, if applicable. This has been determined to be the VSOE of the service based on stand-alone sales of other comparable professional services at consistent pricing.

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

For large projects, stand-alone contracts are utilized. For these contracts, consistent with industry practice, our customers typically require their suppliers, including Energy Recovery, to accept contractual holdback provisions (also referred to as a retention payment) whereby the final amounts due under the sales contract are remitted over extended periods of time or alternatively, stand-by letters of credit are issued to guarantee performance. These retention payments are generally 10% or less of the total contract amount and are due and payable when the customer is satisfied that certain specified product performance criteria have been met upon commissioning of the desalination plant, which may be up to twenty-four (24) months from the date of product delivery as described further below.

Under stand-alone contracts, the usual payment arrangements are summarized as follows:

•

an advance payment due upon execution of the contract, typically 10% to 20% of the total contract amount. This advance payment is accounted for as deferred revenue until shipment or when products are delivered to the customer, depending on the Incoterms and transfer of title;

•

a payment ranging from 50% to 70% of the total contract is typically due upon delivery of the product. This payment is often divided into two parts. The first part, which is due thirty (30) to sixty (60) days following delivery of the product and documentation, is invoiced upon shipment when the product revenue is recognized and results in an open accounts receivable with the customer. The second part is typically due ninety (90) to one hundred twenty (120) days following product delivery and documentation. This payment is booked to unbilled receivables upon shipment when the product revenue is recognized, and it is invoiced to the customer upon notification that the equipment has been received or when the time period has expired. We have no performance obligation to complete to be legally entitled to this payment. It is invoiced based on the passage of time.

•

a final retention payment of generally 10% or less of the contract amount is due either at the completion of plant commissioning or upon the issuance of a stand-by letter of credit, which is typically issued up to twenty-four (24) months from the delivery date of products and documentation. This payment is recorded to unbilled receivables upon shipment when the product revenue is recognized, and it is invoiced to the customer when it is determined that commissioning is complete or the stand-by letter of credit has been issued. This payment is not contingent upon the delivery of commissioning services. The Company had no performance obligation to complete to be legally entitled to this payment. It is invoiced based on the passage of time.

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

License, milestone payment, and royalty revenue recognition – Oil & Gas Segment

License and development revenue is comprised of the amortization of the upfront non-refundable $75 million exclusivity fee received in connection with the VorTeq License Agreement entered into with Schlumberger Technology Corporation (the “VorTeq Licensee”). See Note 16 – VorTeq License Agreement. The VorTeq License Agreement comprises a fifteen-year exclusivity license for our VorTeqTM technology (“VorTeq”), milestone payments upon achievement of successful tests in accordance with the Key Performance Indicators (“KPIs”), defined in the license agreement, and, after commercialization is achieved, royalty payments for the supply and servicing of certain components of the VorTeq. All payments are non-refundable.

We recognize license and development revenue in accordance with ASC 605 “Revenue Recognition,” subtopic ASC 605-25 “Revenue with Multiple Element Arrangements” and subtopic ASC 605-28 “Revenue Recognition-Milestone Method,” which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition is appropriate, respectively.

For multiple-element arrangements, each deliverable is accounted for as a separate unit of accounting if both the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Contingent deliverables within multiple element arrangements are excluded from the evaluation of the units of accounting. Non-refundable, upfront license fees where we have continuing obligation to perform are recognized over the period of the continuing performance obligation. The VorTeq License Agreement was determined to include a single unit of accounting. The initial upfront fee of $75 million is recognized on a straight-line basis over the fifteen-year term of the arrangement based on the performance period of the last or final deliverables, which include the license and support.

We recognize revenue from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) it does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met, the milestone payment: (a) is commensurate with either the Company’s performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company’s performance subsequent to the inception of the arrangement to achieve the milestone; (b) relates solely to past performance; and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. The VorTeq License Agreement includes two substantive milestones of $25 million each due on achievement of successful tests in accordance with KPIs. No revenues associated with achievement of the milestones have been recognized to date.

Percentage-of-completion revenue recognition – Oil & Gas Segment

IsoBoost and IsoGen systems are highly engineered, customized solutions that are designed and manufactured over an extended period of time and are built specifically to meet a customer’s specifications. It is the Company’s position that percentage-of-completion method of accounting is appropriate for IsoBoost and IsoGen systems given the facts and circumstances of these projects. In the event that a purchase order for an IsoBoost or IsoGen does not meet these facts and circumstances, then percentage-of-completion method of accounting does not apply.

Revenue from fixed price contracts is recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Contract costs include all direct material and labor costs related to contract performance. Pre-contract costs with no future benefit are expensed in the period in which they are incurred. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revisions become known. If material, the effects of any changes in estimates are disclosed in the notes to the consolidated financial statements. When estimates indicate that a loss will be incurred on a contract, a provision for the expected loss is recorded in the period in which the loss becomes evident. No loss has been incurred to date. Revenue is recognized only to the extent costs have been recognized in the same period.

Research and Development Expense

Research and development expenses consist of costs incurred for internal projects and for technology licensed to third parties. These costs include our direct and research-related overhead expenses, which include salaries and other personnel-related expenses (including stock-based compensation), occupancy-related costs, depreciation of facilities, as well as external costs for equipment and supplies. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred. All research and development costs are expensed as incurred and are included in operating expenses.

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

Deferred income taxes are provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining whether and to what extent any valuation allowance is needed on our deferred tax assets. In making such a determination, we consider all available positive and negative evidence including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. As of December 31, 2016, we have a valuation allowance of approximately $21.1 million to reduce our deferred income tax assets to the amount expected to be realized. See Note 10 — “Income Taxes” for further discussion of the tax valuation allowance.

We have recorded a valuation allowance against all of our U.S. deferred tax assets as of December 31, 2016. We intend to continue maintaining a full valuation allowance on our U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next twelve (12) months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease in income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified statement of financial position. Instead, ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. We adopted this accounting standard update early, on a prospective basis, at the beginning of the second quarter of 2016 to simplify presentation of deferred taxes. The adoption at the beginning of the second quarter of 2016 resulted in a $1.1 million decrease in current deferred tax assets, a $0.8 million increase in non-current deferred tax assets, and a $0.3 million decrease in non-current deferred tax liabilities. No prior periods were retrospectively adjusted.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09. Additionally, the FASB decided to permit early adoption, but not before the original effective date (that is, annual periods beginning after December 15, 2016).

In 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing, respectively. The amendments in these updates are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for both ASU 2016-08 and ASU 2016-10 are the same as those for ASU 2014-09 as deferred.

We expect to adopt the guidance of ASU 2014-09 as of January 1, 2018. ASU 2014-09 permits the use of either the full retrospective or cumulative effect transition (modified retrospective) method. We formed a project team, which has operated since 2014, to evaluate internal processes and to implement the standard. We are still in the process of deciding whether we will use the full retrospective method or the modified retrospective method, and we have not yet selected a transition method. We continue to evaluate the effect that ASU 2014-09 will have on our financial statements and related disclosures. For revenue streams related to water desalination products, we do not expect the impact to be material, however, for transactions accounted for under the percentage-of-completion method, as well as some long-term contracts including our license and development revenue, there may be a material difference in the timing of revenue recognition under the new standard. At this time, we are still performing our analysis and we will continue to assess the impact on our revenue streams in 2017.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. For public entities, ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 impacts any entity that enters into a lease with some specified scope exceptions. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We are in the preliminary phases of assessing the effect of this guidance. While this assessment continues, we have not yet selected a transition date nor have we determined the impact of this guidance on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 requires excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) to be recognized as income tax expense or benefit in the income statement. Previously, these amounts were recognized directly to shareholder’s equity. The excess tax benefit from share-based compensation, previously classified as a financing activity, will be classified as an operating activity. Additionally, cash paid when directly withholding shares on an employee’s behalf for tax withholding purposes, will be classified as a financing activity. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We plan to adopt this guidance effective January 1, 2017. The guidance requiring excess tax benefits and tax deficiencies in the income statement are allowed to be adopted prospectively and therefore will not have an impact on past financial statements. The guidance permits the presentation of excess tax benefits on the statement of cash flows either prospectively or retrospectively. We intend to adopt all aspects of this guidance on a prospective basis. The other aspects of this guidance will not have a material impact on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 impacts all entities that are required to present a statement of cash flows under Topic 230. The amendment provides guidance on eight specific cash flow issues. For public entities, ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted and should be applied using a retrospective transition method to each period presented. We do not expect the adoption of this standard to have a material impact on our financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires recognition of the current and deferred income tax effects of an intra-entity asset transfer, other than inventory, when the transfer occurs, as opposed to current GAAP, which requires companies to defer the income tax effects of intra-entity asset transfers until the asset has been sold to an outside party. The income tax effects of intra-entity inventory transfers will continue to be deferred until the inventory is sold. ASU 2016-16 is effective on January 1, 2018, with early adoption permitted. The update is required to be adopted on a modified retrospective basis with the cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. We do not expect the adoption of this standard to have a material impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. ASU 2016-18 requires that the Consolidated Statement of Cash Flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The standard also requires reconciliation between the total cash and equivalents and restricted cash presented on the Consolidated Statement of Cash Flows and the cash and cash equivalents balance presented on the Consolidated Balance Sheet. ASU 2016-18 is effective retrospectively on January 1, 2018, with early adoption permitted. We have not yet selected a transition date. Other than presentation, we do not expect the adoption of this standard to have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 of the goodwill impairment test and allows for the determination of impairment by comparing the fair value of the reporting unit with its carrying amount. The amendments in this updates should be applied on a prospective basis. For public entities which are Securities and Exchange Commission filers, this amendment is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for testing dates after January 1, 2017. We do not expect the adoption of this standard to have a material impact on our financial statements.

Note 3 — Income (Loss) Per Share

Net income (loss) is divided by the weighted average number of common shares outstanding during the year to calculate basic net income (loss) per common share. Diluted net income (loss) per common share reflects the potential dilution that would occur if outstanding stock options to purchase common stock were exercised for common stock, using the treasury stock method, and the common stock underlying outstanding restricted award was issued. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss)	$1,034	$(11,638)	$(18,705)

Denominator:
Basic weighted average common shares outstanding	52,341	52,151	51,675
Weighted average effect of dilutive stock awards	3,110	—	—
Diluted weighted average common shares outstanding	55,451	52,151	51,675

Net income (loss) per share - basic	$0.02	$(0.22)	$(0.36)
Net income (loss) per share - diluted	$0.02	$(0.22)	$(0.36)

The following potential common shares were not included in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2016	2015	2014
Restricted awards	183	—	28
Warrants	—	—	200
Stock options	2,804	7,198	6,276

Note 4 — Other Financial Information

Restricted Cash

As of December 31, 2016, we have pledged cash in connection with stand-by letters of credit. We have deposited corresponding amounts into interest-bearing accounts at financial institutions for these items as follows (in thousands):

	December 31,
	2016	2015
Collateral for stand-by letters of credit	$2,297	$1,490
Current restricted cash	$2,297	$1,490

Collateral for stand-by letters of credit	$2,087	$2,317
Non-current restricted cash	$2,087	$2,317
Total restricted cash	$4,384	$3,807

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31,
	2016	2015
Accounts receivable	$11,889	$11,756
Less: allowance for doubtful accounts	(130)	(166)
Accounts receivable, net	$11,759	$11,590

Unbilled Receivables

We currently have unbilled receivables pertaining to customer contractual holdback provisions, whereby we will invoice the final retention payment(s) due under certain sales contracts in the next six (6) to twenty-four (24) months. The customer holdbacks represent amounts intended to provide a form of security for the customer; accordingly, these receivables have not been discounted to present value.

Unbilled receivables consisted of the following (in thousands):

	December 31,
	2016	2015
Unbilled receivables, current	$190	$1,879
Unbilled receivables, non-current	—	6
Total unbilled receivables	$190	$1,885

Cost and Estimated Earnings in Excess of Billings

Cost and estimated earnings on uncompleted contracts consisted of the following (in thousands):

	December 31,
	2016	2015
Estimated earnings to date	$2,170		$—
Estimated costs to date	1,496		—
Subtotal	674		—
Net billings to date	82		—
Total	$756	$

Included in accompanying balance sheets:
Cost and estimated earnings in excess of billings	$1,825		$—
Unbilled project costs	(1,069)		—
Total	$756		$—

Unbilled project costs are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Inventories

Our inventories consisted of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$1,783	$2,590
Work in process	1,146	1,689
Finished goods	1,621	2,224
Inventories, net	$4,550	$6,503

Valuation adjustments for excess and obsolete inventory, reflected as a reduction of inventory at December 31, 2016 and 2015, were $1.4 million and $1.7 million, respectively.

Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2016	2015
Interest receivable	$272	$4
Foreign currency put options	—	33
Supplier advances	73	171
Other prepaid expenses and current assets	966	735
Total prepaid and other current assets	$1,311	$943

Property and Equipment

Property and equipment held for use consisted of the following (in thousands):

	December 31,
	2016	2015
Machinery and equipment	$14,781	$14,448
Leasehold improvements	10,326	10,196
Software	2,382	2,344
Office equipment, furniture, and fixtures	1,910	1,848
Automobiles	114	76
Construction in progress	515	48
Total property and equipment	30,028	28,960
Less: accumulated depreciation and amortization	(21,385)	(18,338)
Property and equipment, net	$8,643	$10,622

Depreciation and amortization expense related to all property and equipment was approximately $3.0 million, $3.2 million, and $3.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Unamortized computer software cost was $0.6 million and $1.0 million at year end December 31, 2016 and 2015, respectively. Depreciation expense related to computer software was $0.4 million, $0.4 million, and $0.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Construction in progress costs at December 31, 2016, primarily relates to software and systems upgrades. As of December 31, 2016, we expect to spend an additional $0.5 million to complete the project. As the entire project is not ready for its intended use, the project was not subject to depreciation or amortization. The project is expected to be completed and implemented by the first quarter of 2017.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Payroll and commissions payable	$5,697	$5,086
Other accrued expenses and current liabilities	2,131	2,505
Unbilled project costs	1,069	—
Accrued legal expenses, current	122	217
Total accrued expenses and other current liabilities	$9,019	$7,808

Deferred revenue

Deferred revenue consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred license and development revenue, current	$5,000	$5,000
Deferred product revenue, current	1,201	878
Total current deferred revenue	$6,201	$5,878

Deferred license and development revenue, non-current	$63,958	$68,958
Deferred product revenue, non-current	—	42
Total non-current deferred revenue	$63,958	$69,000
Total deferred revenue	$70,159	$74,878

Non-Current Liabilities

Non-current liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred rent expense, non-current	$554	$718

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive losses by component were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(106)	$(1)	$(107)
Gross other comprehensive loss (income)	39	(6)	33
Gross reclassification to realized gain	—	1	1
Balance, December 31, 2014	$(67)	$(6)	$(73)
Net other comprehensive income	4	5	9
Balance, December 31, 2015	$(63)	$(1)	$(64)
Net other comprehensive loss	(27)	(27)	(54)
Balance, December 31, 2016	$(90)	$(28)	$(118)

Advertising Expense

Advertising expense is charged to operations during the year in which it is incurred. Total advertising expense amounted to $14,000, $8,000, and $107,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Note 5 — Investments

Our short-term and long-term investments are all classified as available-for-sale. There were no sales of available-for-sale securities during the years ended December 31, 2016 and 2015.

Available-for-sale securities as of the dates indicated consisted of the following (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments
Corporate notes and bonds	$39,100	$6	$(33)	$39,073
Total short-term investments	$39,100	$6	$(33)	$39,073
Total investments	$39,100	$6	$(33)	$39,073

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Short-term investments
Corporate notes and bonds	$258	$—	$(1)	$257
Total short-term investments	$258	$—	$(1)	$257
Total investments	$258	$—	$(1)	$257

Gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated, aggregated by investment category and length of time that security has been in a continuous loss position, were as follows (in thousands):

	December 31, 2016
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$29,667	$(33)	$—	$—	$29,667	$(33)
Total	$29,667	$(33)	$—	$—	$29,667	$(33)

	December 31, 2015
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$—	$—	$257	$(1)	$257	$(1)
Total	$—	$—	$257	$(1)	$257	$(1)

The Company monitors investments for other-than-temporary impairment. It was determined that unrealized gains and losses at December 31, 2016 and 2015, are temporary in nature, because the changes in market value for these securities resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. The Company is unlikely to experience gains or losses if these securities are held to maturity. In the event that the Company disposes of these securities before maturity, it is expected that the realized gains or losses, if any, will be immaterial.

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of December 31, 2016 are shown below by contractual maturity (in thousands):

	December 31, 2016
	Amortized Cost	Fair Value
Due in one year or less	$39,100	$39,073
Total investments	$39,100	$39,073

Note 6 — Goodwill and Intangible Assets

Goodwill

Goodwill as of December 31, 2016 was the result of our acquisition of Pump Engineering, LLC in December 2009. Our annual impairment test performed as of July 1, 2016 determined that goodwill was not impaired. No impairment of goodwill has been recorded in the accompanying Consolidated Financial Statements.

The net carrying amount of goodwill was $12.8 million for the years ended December 31, 2016 and 2015.

Other Intangible Assets

The components of identifiable intangible assets, all of which are finite-lived, as of the date indicated were as follows (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted Average Useful Life		Amortization Method (1)
Developed technology	$6,100	$(4,321)	$—	$1,779	10		SL
Non-compete agreements	1,310	(1,310)	—	—	4	*	SL
Backlog	1,300	(1,300)	—	—	1		SL
Trademarks	1,200	(180)	(1,020)	—	20		SL
Customer relationships	990	(990)	—	—	5		SOYD
Patents	585	(422)	(42)	121	18		SL
Total	$11,485	$(8,523)	$(1,062)	$1,900	9

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted Average Useful Life		Amortization Method (1)
Developed technology	$6,100	$(3,711)	$—	$2,389	10		SL
Non-compete agreements	1,310	(1,310)	—	—	4	*	SL
Backlog	1,300	(1,300)	—	—	1		SL
Trademarks	1,200	(180)	(1,020)	—	20		SL
Customer relationships	990	(990)	—	—	5		SOYD
Patents	585	(401)	(42)	142	18		SL
Total	$11,485	$(7,892)	$(1,062)	$2,531	9
(1)	SL = Straight-Line and SOYD = Sum-of-Year’s-Digits
*	Average life of two non-compete agreements.

Accumulated impairment losses for trademarks at December 31, 2016, represent impairment charges from 2012. Accumulated impairment losses for patents at December 31, 2016 include impairment losses from 2007 and 2010. No other impairment of intangible assets was identified during the periods presented.

Amortization of intangibles was approximately $0.6 million, $0.6 million, and $0.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Future estimated amortization expense on intangible assets is as follows (in thousands):

December 31,
2017	$631
2018	629
2019	575
2020	16
2021	12
Thereafter	37
Total	$1,900

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

The fair value of financial assets and liabilities measured on a recurring basis is as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$39,073	$—	$39,073	$—
Total assets	$39,073	$—	$39,073	$—

		Fair Value Measurement at Reporting Date Using
	December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$257	$—	$257	$—
Foreign currency put options	33	—	33	—
Total assets	$290	$—	$290	$—

The reconciliation of the beginning and ending balances for financial assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016, 2015, and 2014 is as follows (in thousands):

Contingent Consideration

Balance, December 31, 2013	$1,524
Net gain on settlement	(149)
Settlement payment	(1,375)
Balance, December 31, 2014	$—
Loss due to change in fair value	—
Balance, December 31, 2015	$—
Loss due to change in fair value	—
Balance, December 31, 2016	$—

Note 8 — Long-Term Debt and Lines of Credit

Debt

In March 2015, we entered into a loan agreement with a financial institution for a $55,000 fixed-rate installment loan with an annual interest rate of 6.35%. The loan is payable in equal monthly installments and matures on April 2, 2020. The note is secured by the asset purchased.

Long-term debt consisted of the following (in thousands)

	December 31,
	2016	2015
Loan payable	$38	$48
Less: current portion	(11)	(10)
Total long-term debt	$27	$38

Future minimum principal payments due under long-term debt arrangements consist of the following (in thousands):

December 31,
2017	$11
2018	11
2019	12
2020	4
Total	$38

Lines of Credit

In June 2012, we entered into a loan agreement with a financial institution. The loan agreement was amended in June 2015, (as amended, the “Loan Agreement”). The Loan Agreement provides for a total available credit line of $16.0 million. Under the Loan Agreement, we are allowed to draw advances not to exceed the lesser of the $16 million credit line or the credit line minus all outstanding revolving loans. Revolving loans may be in the form of a base rate loan that bears interest equal to the prime rate or a Eurodollar loan that bears interest equal to the adjusted LIBOR rate plus 1.25%. Stand-by letters of credit are subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The Loan Agreement also requires us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. The Loan Agreement matures in June 2018 and is collateralized by substantially all of our assets. This Loan Agreement was terminated on January 24 2017. With the termination of the Loan Agreement, the cash collateral requirement was increased to 105% on all outstanding stand-by letters of credit and all outstanding corporate credit cards

As of December 31, 2016 and 2015, there were no advances drawn under the Loan Agreement. Stand-by letters of credit collateralized under the Loan Agreement totaled $3.1 million and $3.8 million as of December 31, 2016 and 2015, respectively. Total cash restricted related to these stand-by letters of credit totaled $3.1 million and $3.8 million as of December 31, 2016 and 2015, respectively.

We are subject to certain financial and administrative covenants under the Loan Agreement. As of December 31, 2016, we were in compliance with these covenants.

At December 31, 2016, we also had stand-by letters of credit collateralized by restricted cash at two other financial institutions totaling $1.3 million. Total cash restricted related to these stand-by letters of credit totaled $1.3 million as of December 31, 2016

Restricted cash related to all stand-by letters of credit at December 31, 2016 and 2015 totaled $4.4 million and $3.8 million, respectively.

On January 27, 2017, we entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with another financial institution. The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. Under the Loan and Pledge Agreement we are allowed to borrow and request letters of credit against the eligible assets held from time to time in the pledged account maintained with the financial institution. Stand-by letters of credit are secured by pledged U.S. investments and there is no cash collateral balance required. Stand-by letters of credit are subject to fees, in an amount equal to 0.7% per annum of the face amount of the letter of credit, that are payable quarterly and are non-refundable. Revolving loans incur interest per annum on the base rate equal to the LIBOR rate plus the Margin defined as 1.5%. Any default bears the aforementioned interest plus an additional 2%. The unused portion of the credit line is subject to a fee equal to the product of 0.20% per annum multiplied by the difference, if positive, between $16.0 million and the average daily balance of all advances under the committed facility plus aggregate average daily undrawn amounts of all letters of credit issued under the committed facility during the immediately preceding month or portion thereof.

See Note 9 — “Commitments and Contingencies,” for further discussion of restricted cash associated with stand-by letters of credit.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through July 2021. Future minimum lease payments consist of the following (in thousands):

December 31,
2017	$1,705
2018	1,662
2019	1,460
2020	59
2021	34
Total	$4,920

Total rent and lease expense was $1.4 million, $1.5 million, and $1.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Warranty

Changes in our accrued warranty reserve incurred under our warranties were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance, beginning of period	$461	$755	$709
Warranty costs charged to cost of revenue	208	135	156
Utilization charges against reserve	(27)	(34)	(110)
Release of accrual related to expired warranties	(236)	(395)	—
Balance, end of period	$406	$461	$755

During the year ended December 31, 2015, we adjusted previously established warranty reserves. The adjustment related to expired warranties which increased gross profit and reduced net loss by $0.4 million.

Purchase Obligations

We have purchase order arrangements with our vendors for which we have not received the related goods or services as of December 31, 2016. These arrangements are subject to change based on our sales demand forecasts, and we have the right to cancel the arrangements prior to the date of delivery. The majority of these purchase order arrangements were related to various raw materials and components parts. As of December 31, 2016, we had approximately $6.8 million of open cancellable purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2016 and 2015.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts generally equal to 10% or less of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance of our devices. These guarantees are generally stand-by letters of credit that typically remain in place for periods ranging up to twenty-four (24) months, and in some cases, up to sixty-eight (68) months. All stand-by letters of credit, collateralized by restricted cash at December 31, 2016 and 2015, totaled $4.4 million and $3.8 million, respectively.

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

On September 10, 2014, the Company terminated the employment of its Senior Vice President, Sales, Borja Blanco, on the basis of breach of duty of trust and conduct leading to conflict of interest. On October 24, 2014, Mr. Blanco filed a labor claim against ERI Iberia in Madrid, Spain, challenging the fairness of his dismissal and seeking compensation (“Case 1”). A hearing was held on November 13, 2015, after which the labor court ruled that it did not have jurisdiction over the matter. Mr. Blanco has appealed. Based on currently available information and review with outside counsel, the Company has determined that an award to Mr. Blanco is not probable. While a loss may be reasonably possible, an estimate of loss, if any, cannot reasonably be determined at this time.

On November 24, 2014, Mr. Blanco filed a second action based on breach of contract theories in the same court as Case 1, but the cases are separate. In Case 2, Mr. Blanco seeks payment of an unpaid bonus, stock options, and non-compete compensation. The court ruled that this case is stayed until a final ruling is issued in Case 1. Based on currently available information and review with outside counsel, the Company has determined that an award to Mr. Blanco is not probable. While a loss may be reasonably possible, an estimate of loss, if any, cannot reasonably be determined at this time.

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

Note 10 — Income Taxes

The following table presents the U.S. and foreign components of consolidated (loss) income before income taxes and the (benefit) provision for income taxes (in thousands):

	Years Ended December 31,
	2016	2015	2014
Income (loss) before income taxes:
U.S.	$6,158	$(7,566)	$(18,393)
Foreign	(5,514)	(4,406)	(21)
Total income (loss) before income taxes	$644	$(11,972)	$(18,414)

Current tax provision (benefit):
Federal	$—	$—	$—
State	16	(3)	2
Foreign	46	20	15
Total current tax provision (benefit)	$62	$17	$17

Deferred tax (benefit) provision:
Federal	$248	$225	$241
State	3	(17)	33
Foreign	(703)	(559)	—
Total deferred tax (benefit) provision	$(452)	$(351)	$274
Total (benefit) provision for income taxes	$(390)	$(334)	$291

A reconciliation of income taxes computed at the statutory federal income tax rate to the effective tax rate implied by the accompanying Statements of Operations is as follows:

	Years Ended December 31,
	2016	2015	2014
U.S. federal taxes at statutory rate	34%	34%	34%
Non-benefited losses stemming from valuation allowance on current year	(405%)	(9%)	(35%)
Federal research credits	(64%)	2%	2%
Stock-based compensation	(1%)	(8%)	(3%)
State income tax, net of federal benefit	3%	—	—
Other	13%	1%	—
Foreign rate differential	359%	(17%)	—
Effective tax rate	(61%)	3%	(2%)

Total deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$14,082	$14,972
Accruals and reserves	4,896	4,842
Research and development credit carry forwards	2,609	1,916
Acquired intangibles	1,415	1,459
Charitable contributions	5	6
Total deferred tax assets	$23,007	$23,195
Valuation allowance	(21,067)	(21,443)
Net deferred tax assets	$1,940	$1,752

Deferred tax liabilities:
Depreciation on property and equipment	$(630)	$(1,152)
Unrecognized gain on translation of foreign currency	(40)	(41)
Goodwill	(2,233)	(1,981)
Total deferred tax liabilities	$(2,903)	$(3,174)

Net deferred tax liabilities	$(963)	$(1,422)

As reported on the balance sheet:
Current assets	$—	$938
Non-current assets	1,270	—
Non-current liabilities	(2,233)	(2,360)
Net deferred tax liabilities	$(963)	$(1,422)

We had gross deferred tax assets of approximately $23.0 million and $23.2 million at December 31, 2016 and 2015, respectively, relating principally to accrued expenses and tax effects of net operating loss and tax credit carry-forwards. In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. A significant piece of the negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016. Such objective evidence limits the ability to consider other subjective evidence, such as our projection for future growth.

On the basis of this evaluation, as of December 31, 2016, a valuation allowance of approximately $21.1 million has been recorded to reduce our deferred income tax assets to the amount that is more likely than not to be realized; a decrease of $0.4 million from December 31, 2015. The valuation allowance represents a provision for uncertainty as to the realization of tax benefits from these deferred income tax assets. We will continue to evaluate the tax benefit uncertainty and will adjust, if warranted, the valuation allowance in future periods to the extent that our deferred income tax assets become more likely than not to be realizable.

At December 31, 2016 and 2015, we had net operating loss carry-forwards of approximately $41.8 million and $41.0 million, respectively, for federal and $14.0 million and $14.9 million, respectively, for California. As of December 31, 2016, the federal and California net operating loss carryovers include $6.5 million and $0.7 million of excess stock based compensation deductions that will result in an increase in Additional Paid in Capital when recognized. The net operating loss carry-forwards, if not utilized, will begin to expire in 2018 for federal and 2029 for California purposes. Utilization of the net operating loss carry-forwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation will result in the expiration of the net operating loss carry-forwards before utilization. We estimated the amount which may ultimately be realized and recorded deferred tax assets accordingly. In addition, at December 31, 2016 and 2015, we had net operating loss carry-forwards of approximately $10.0 million and $4.4 million, respectively, for Ireland tax purposes. Ireland net operating losses carryover indefinitely.

At December 31, 2016 and 2015, we had credit carry-forwards of approximately $1.6 million and $1.2 million, respectively, for federal and approximately $1.5 million and $1.1 million, respectively, for California. The credit carry-forwards, if not utilized, will begin to expire in 2030 for federal purposes. The California credit carry-forwards do not expire. Utilization of the credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.

Measurement of uncertain tax positions is based on judgment regarding the largest amount that is greater than 50% likely of being realized upon the ultimate settlement with a taxing authority. As of December 31, 2016 and 2015, we had $603,000 and $394,000, respectively, of unrecognized tax benefits, none of which, if recognized, would affect our effective tax rate. The aggregate changes in the balance of the gross unrecognized tax benefit were as follows (in thousands):

	2016	2015
Gross unrecognized tax benefits as of December 31,	$394	$292
Gross increases related to current year tax position	209	115
Settlement	—	(13)
Gross unrecognized tax benefits as of December 31,	$603	$394

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits as of December 31, 2016 and 2015.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. We believe that, as of December 31, 2016, the gross unrecognized tax benefits will not materially change in the next twelve (12) months, that we have adequately provided for any reasonably foreseeable outcome related to any tax audit, and that any settlement will not have a material adverse effect on the consolidated financial position or results of operation; however, there can be no assurances as to the possible outcomes.

Note 11 — Stockholders’ Equity

Preferred Stock

We have the authority to issue 10,000,000 shares of $0.001 par value preferred stock. Our Board of Directors has the authority, without action by our stockholders, to designate and issue shares of preferred stock in one or more series. The Board of Directors is also authorized to designate the rights, preferences, and voting powers of each series of preferred stock, any or all of which may be greater than the rights of the common stock including restrictions of dividends on the common stock, dilution of the voting power of the common stock, reduction of the liquidation rights of the common stock, and delaying or preventing a change in control of the Company without further action by our stockholders. To date, the Board of Directors has not designated any rights, preferences, or powers of any preferred stock, and as of December 31, 2016 and 2015, no shares of preferred stock were issued or outstanding.

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

At December 31, 2016, 56,884,207 shares were issued and 53,162,551 shares were outstanding. At December 31, 2015, 54,948,235 shares were issued and 52,468,779 shares were outstanding.

Stock Repurchase Program

In January 2016, our Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, could repurchase up to $6.0 million in aggregate cost of our outstanding common stock through June 30, 2016 (the “January Authorization”). In May 2016, our Board of Directors rescinded the January Authorization and authorized a new stock repurchase program under which the Company, at the discretion of management, could repurchase up to $10.0 million in aggregate cost of our outstanding common stock through October 31, 2016 (the “May Authorization”). As of December 31, 2016, 673,700 shares, at an aggregate cost of $4.1 million, had been repurchased under the January Authorization and 568,500 shares, at an aggregate cost of $5.3 million, had been repurchased under the May Authorization. We account for stock repurchases using the cost method. Cost includes fees charged in connection with acquiring the outstanding common stock. The May Authorization expired in October 2016 and there was no repurchase authorization in place at December 31, 2016.

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

Warrants

There were no warrants outstanding as of December 31, 2016. All outstanding warrants had been exercised as of December 31, 2015.

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

A summary of our warrant activity is as follows (in thousands, except exercise prices and contractual life data):

	Years Ended December 31,
	2016	2015	2014
Outstanding, beginning of period	—	200	650
Exercised during the period	—	(200)	(361)
Cancelled during the period	—	—	(89)
Outstanding, end of period	—	—	200
Weighted average exercise price of warrants outstanding at end of period	$0	$0	$1.00
Weighted average remaining contractual life, in years, of warrants outstanding at end of period	0	0	0.5

Note 12 — Stock-Based Compensation

Stock Option Plan

In June 2016, our stockholders approved the 2016 Incentive Plan (the “Plan”), that permits the grant of stock options, stock appreciation rights (“SARs”), restricted stock (“RS, RSAs, or RSUs”), performance units, performance shares, and other stock-based awards to employees, officers, directors, and consultants. Prior to the approval of the Plan, we maintained the Amended and Restated 2008 Equity Incentive Plan (the “Prior Plan”). Stock-based awards granted under the Plan and the Prior Plan, generally vest over four years and expire no more than ten years after the date of grant. Subject to adjustments, as provided in the Plan, the number of shares of common stock initially authorized for issuance under the Plan was 4,441,083 (which consist of 3,830,000 new awards plus 611,083 awards that were authorized and unissued under the Prior Plan) plus up to 7,635,410 awards that were set aside for awards granted under the Prior Plan that are subsequently forfeited. The Plan supersedes all previously issued stock incentive plans (including the Prior Plan) and is currently the only available plan from which awards may be granted.

Shares available for grant under the Plan were 4,532,141 and 1,536,009 at December 31, 2016 and 2015, respectively.

Stock Option Activity

The following table summarizes the stock option activity under the Plan, inclusive of options granted under all previous plans:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (2)
Balance December 31, 2013	7,110,622	$4.28	6.7	$13,017,000
Granted	1,922,000	$5.22	-	-
Exercised	(872,997)	$2.70	-	-
Forfeited	(1,883,596)	$5.21	-	-
Balance December 31, 2014	6,276,029	$4.51	7.0	$8,065,000
Granted	2,611,910	$3.01	-	-
Exercised	(349,814)	$3.22	-	-
Forfeited	(1,339,646)	$3.18	-	-
Balance December 31, 2015	7,198,479	$3.97	7.0	$22,875,000
Granted	903,676	$8.63	-	-
Exercised	(1,935,972)	$3.41	-	-
Forfeited	(283,322)	$5.30	-	-
Balance December 31, 2016	5,882,861	$4.81	6.3	$32,683,000

Vested and exercisable as of December 31, 2016	3,699,668	$4.36	4.9	$22,150,000
Vested and exercisable as of December 31, 2016 and expected to vest thereafter(1)	5,572,475	$4.76	6.1	$31,197,000

(1) Options that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of ASC 718, “Compensation — Stock Compensation.”

(2) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of the end of the period. The fair value of our common stock was $10.35, $7.07, and $5.27 per share as of December 31, 2016, 2015, and 2014, respectively

	Years Ended December 31,
	2016	2015	2014
Weighted average fair value of options granted to employees (per share)	$5.25	$1.50	$2.41
Aggregate intrinsic value of options exercised (in thousands)	$14,665	$942	$1,842
Fair value of options vested (in thousands)	$2,977	$4,657	$2,027

As of December 31, 2016, total unrecognized compensation cost related to non-vested options was $5.8 million, which is expected to be recognized as expense over a weighted average period of approximately 2.6 years.

On January 9, 2017, we granted 7,952 options to new employees. The options vest over a four-year period, have an exercise price of $10.33, and expire 10 years from the grant date.

On February 2, 2017, we granted 389,224 options to certain officers and other employees. The options vest over a four-year period, have an exercise price of $10.19 per share, and expire 10 years from the grant date.

On February 10, 2017, we granted 122,810 options to an officer. The options vest over a four-year period, have an exercise price of $9.90 per share, and expire 10 years from the grant date.

Restricted Stock

In 2016, we issued 213,514 restricted stock units to key management team members and other employees under the Plan. The restricted stock units vest 25% on the first anniversary of the grant date and 1/48th monthly thereafter dependent upon continued employment. As the restricted stock units vest, the units will be settled in shares of common stock based on a one-to-one ratio. The units were valued based on the market price on the date of grant.

There were no outstanding restricted stock awards as of December 31, 2015.

In 2014, we granted 27,609 shares of restricted stock to a member of its Board of Directors as compensation for services provided in addition to his normal director services. The restricted shares were fully vested in March 2015.

On February 2, 2017, we granted 136,163 restricted stock units to key management team members. The restricted stock units vest over a four-year period. Any unvested restricted stock units are forfeited upon the employee’s termination.

On February 10, 2017, we granted 25,252 restricted stock units to an officer. The restricted stock units vest over a four-year period. Any unvested restricted stock units are forfeited upon the employee’s termination.

The following table summarizes the restricted stock activity under the Plan:

	Shares	Weighted Average Grant-Date Fair Value
Balance December 31, 2013	—	$—
Awarded	27,609	$5.27
Balance December 31, 2014	27,609	$5.27
Vested	(27,609)	$5.27
Balance December 31, 2015	—	$—
Awarded	213,514	$8.65
Balance December 31, 2016	213,514	$8.65

As of December 31, 2016, total unrecognized compensation cost related to non-vested restricted stock was $1.6 million, which is expected to be recognized as expense over a weighted average period of approximately 3.2 years.

Stock Based Compensation

We applied ASC 718, “Compensation — Stock Compensation,” during the years ended December 31, 2016, 2015, and 2014 and recognized related compensation expense of $3.3 million, $4.1 million, and $2.1 million, respectively, related to stock options and restricted stock units.

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

Stock-Based Compensation — Employee Stock Options and Restricted Stock Awards

The estimated grant date fair values of stock options granted to employees were calculated using the Black-Scholes option pricing model based on the following assumptions:

	Years Ended December 31,
	2016			2015			2014
Weighted average expected life (years)		4.38			4.71			3.87
Weighted average expected volatility		80.35%			61.79%			61%
Risk-free interest rate	1.03%	-	1.32%	1.12%	-	2.19%	0.98%	-	1.28%
Weighted average dividend yield		0%			0%		0	0%

Stock-based compensation expense related to the fair value measurement of awards granted to employees was allocated as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of revenue	$113	$130	$101
General and administrative	2,057	3,139	1,174
Sales and marketing	524	436	487
Research and development	569	354	342
Total stock-based compensation expense	$3,263	$4,059	$2,104

Note 13 — Business Segment and Geographic Information

We manufacture and sell high-efficiency ERDs and pumps as well as related products and services. Our chief operating decision-maker (“CODM”) is the chief executive officer (“CEO”).

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

Our reportable operating segments consist of the Water Segment and the Oil & Gas Segment. These segments are based on the industries in which the products are sold, the type of energy recovery device sold, and the related products and services. The Water Segment consists of revenue and expenses associated with products sold for use in reverse osmosis desalination. The Oil & Gas Segment consists of revenue and expenses associated with products sold or licensed for use in hydraulic fracturing, gas processing, and chemical processing. Operating income for each segment excludes other income and expenses and certain expenses managed outside the operating segment. Costs excluded from operating income include various corporate expenses such as certain share-based compensation expenses, income taxes, and other separately managed general and administrative expenses not related to the identified segments. Assets and liabilities are reviewed at the consolidated level by the CODM and are not accounted for by segment. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

The following summarizes financial information by segment for the periods presented (in thousands):

	Year Ended December 31, 2016
	Water	Oil &Gas	Total
Product revenue	$47,545	$2,170	$49,715
Product cost of revenue	16,353	1,496	17,849
Product gross profit	31,192	674	31,866

License and development revenue	—	5,000	5,000

Operating expenses:
General and administrative	1,081	1,000	2,081
Sales and marketing	5,076	2,985	8,061
Research and development	1,331	8,705	10,036
Amortization of intangibles	631	—	631
Operating expenses	8,119	12,690	20,809
Operating income (loss)	$23,073	$(7,016)	16,057
Less:
Corporate operating expenses			15,700
Consolidated operating income			357
Non-operating income			287
Income before income taxes			$644

	Year Ended December 31, 2015
	Water	Oil &Gas	Total
Product revenue	$43,530	$141	$43,671
Product cost of revenue	19,045	66	19,111
Product gross profit	24,485	75	24,560

License and development revenue	—	1,042	1,042

Operating expenses:
General and administrative	936	1,797	2,733
Sales and marketing	4,918	4,070	8,988
Research and development	1,126	6,552	7,678
Amortization of intangibles	635	—	635
Operating expenses	7,615	12,419	20,034
Operating income (loss)	$16,870	$(11,302)	5,568
Less:
Corporate operating expenses			17,359
Consolidated operating loss			(11,791)
Non-operating expenses			(181)
Loss before income taxes			$(11,972)

	Year Ended December 31, 2014
	Water	Oil &Gas	Total
Product revenue	$29,643	$783	$30,426
Product cost of revenue	13,713	—	13,713
Product gross profit	15,930	783	16,713

Operating expenses:
General and administrative	1,756	917	2,673
Sales and marketing	4,169	5,383	9,552
Research and development	1,453	8,237	9,690
Amortization of intangibles	842	—	842
Operating expenses	8,220	14,537	22,757
Operating income (loss)	$7,710	$(13,754)	(6,044)
Less:
Corporate operating expenses			12,439
Consolidated operating loss			(18,483)
Non-operating income			69
Loss before income taxes			$(18,414)

Depreciation and amortization expense by segment was as follows:

	Years Ended December 31
Segment	2016	2015	2014
Water	$3,043	$3,192	$3,518
Oil & Gas	244	203	105
Corporate	393	443	405
Total depreciation and amortization	$3,680	$3,838	$4,028

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

	Years Ended December 31,
	2016	2015	2014
Domestic product revenue	$1,203	$2,861	$1,273
International product revenue	48,512	40,810	29,153
Total product revenue	$49,715	$43,671	$30,426

Product revenue by country:
Saudi Arabia	14%	3%	5%
China	13	8	10
Qatar	8	13	*
Egypt	8	6	10
India	7	3	16
Oman	3	12	2
United Arab Emirates	2	10	2
United States	2	7	4
Others(1)	43	38	51
Total	100%	100%	100%

*      Represents less than 1%

(1)    Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our product revenue during any of the years presented.

All of our long-lived assets were located in the United States at December 31, 2016 and 2015.

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

Our accounts receivable are derived from sales to customers located around the world. We generally do not require collateral to support customer receivables, but frequently require export letters of credit securing payment. We perform ongoing evaluations of our customers’ financial condition and periodically review credit risk associated with receivables. An allowance for doubtful accounts is determined with respect to receivable amounts that we have determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from our estimates, and such differences could be material to the financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted, while recoveries are recognized when they are received.

Customer Concentration

Customers accounting for 10% or more of our combined accounts receivable and unbilled receivables were as follows:

	December 31,
	2016	2015
Customer A	16%	0%
Customer B	13%	0%
Customer C	3%	26%
Customer D	7%	18%

No other customer accounted for more than 10% of our combined accounts receivable and unbilled receivables during any of these periods.

Product revenue from customers representing 10% or more of product revenue varies from period to period. Customers representing 10% or more of product revenue for the periods indicated were:

	December 31,
	2016		2015	2014
Customer B	11%		14%	*	%
Customer C	*	%	1%	14%

*     Less than 1%

No other customer accounted for more than 10% of our product revenue during any of these years.

One customer accounts for 100% of our license and development revenue for the years ended December 31, 2016 and 2015. We did not record any license and development revenue for the year ended December 31, 2014.

Vendor Concentration

One vendor accounted for 18% of our accounts payable at December 31, 2016. No vendor accounted for more than 10% of our accounts payable at December 31, 2015.

Note 15 — Related Party

In 2016, the Company entered into a lease agreement with EMS USA, Inc. for the use of office space. The President and Chief Executive Officer of EMS USA, Inc. is also a member of the Board of Directors of the Company. The lease was for a term of ninety (90) days with continuation on a month-to-month basis thereafter, with each month being an “Additional Term.” The Company paid EMS USA, Inc. $5,268 related to this agreement during the year ended December 31, 2016. The lease was terminated as of July 2016.

In 2016, the Company extended an employee loan to one of its employees for $21,786. The loan was repayable to the Company monthly over six months and was non-interest bearing. During 2016, the loan was fully paid and another employee loan was extended to this employee for $21,786. The new loan is repayable to the Company monthly over six months and is non-interest bearing. As of December 31, 2016, the new loan balance was $10,894.

In 2016, the Company rented equipment and personnel to perform product testing from the VorTeq Licensee for $266,000. The Company and the VorTeq Licensee signed a fifteen-year license agreement in 2015 which provides the VorTeq Licensee with exclusive worldwide rights to the Company’s VorTeq for use in hydraulic fracturing onshore applications.

Note 16 — VorTeq License Agreement

On October 14, 2015, the Company and the VorTeq Licensee signed a fifteen-year license agreement which provides the VorTeq Licensee with exclusive worldwide rights to the Company’s VorTeq for use in hydraulic fracturing onshore applications (the “VorTeq License Agreement”).

The VorTeq is made up of cartridges though which hydraulic fracturing fluid passes and a missile that houses the cartridges. The VorTeq License Agreement includes up to $125 million in consideration paid in stages: (i) a $75 million non-refundable upfront exclusivity payment; and (ii) two (2) milestone payments of $25 million each upon achievement of successful tests in accord with KPIs specified in the agreement (“Milestone Payment 1 and 2”). After the milestone tests are achieved, the VorTeq Licensee will begin paying ongoing recurring royalty fees to the Company for supply and service of the cartridges based on the number of VorTeqs in operation which is subject to the greater of a minimum adoption curve or the adoption rate of the technology.

The Company applied the guidance for multi-element arrangements in identifying deliverables, determining units of accounting, allocating total contract consideration to the units of accounting, and recognizing revenue. It was determined that the non-contingent deliverables (fifteen-year license, exclusivity, support services) did not have stand-alone value individually, but did on a combined basis, and therefore represented a unit of accounting. The license will provide access to the technology over the term of the agreement and, along with the support, is the final deliverable in this unit of accounting. The $75 million upfront payment was allocated to this unit of accounting and revenue is recognized on a straight-line basis over the fifteen-year term of the license, starting from the day that the license agreement was signed and all services commenced. We recognized license and development revenue of $5.0 million and $1.0 million in 2016 and 2015, and we had a deferred revenue balance of $69.0 million related to the upfront exclusivity license fee as of December 31, 2016. The cartridge supply and support services are not assessed to have stand-alone value independent of each other and fees for these deliverables will be recognized as earned.

Milestone Payment 1 of $25 million is payable upon a successful five (5) stage yard test at the VorTeq Licensee’s test facility. If a successful yard test is not achieved by the target date, the payment will be delayed until the successful yard test is achieved. The Milestone Payment 2 of $25 million is payable upon a successful twenty (20) stage hydraulic fracturing at one of the VorTeq Licensee’s customer’s live well. If success is not achieved by the target date, the payment will be delayed until the successful live well test is achieved. The achievement of each milestone and the receipt of each of the related payments are subject to a high degree of uncertainty.

With respect to the Milestone Payments, the Company determined the payments did meet the definition of a substantive milestone. The factors considered in the determination that each milestone was substantive included whether the consideration earned from the achievement of the milestone is commensurate with the vendor's performance or the enhancement of value; the degree of certainty in achieving the milestone; whether the milestone relates solely to past performance; and whether the consideration earned from the achievement of the milestone is reasonable relative to all of the deliverables and payment terms within the arrangement. For the years ending December 31, 2016 and 2015, no revenue was recognized for the Milestones Payments, nor in any other periods presented.

Following Milestone Payment 2, the VorTeq Licensee will begin integrating the technology into its fleets. When the technology is integrated into the VorTeq Licensee’s fleets, the Company will begin providing cartridges and servicing those cartridges which will generate ongoing recurring royalty revenue. The recurring royalty fee per VorTeq in use will be paid based on the greater of a minimum adoption curve or the adoption rate of the technology. Further, a provision is made for an advance royalty payment to which recurring royalty fees will be applied.

The exclusive nature of the agreement terminates if the VorTeq Licensee does not meet the specified minimum adoption curves. In the event the Company is not able to achieve successful tests results in accord with the KPIs and to receive the milestone payments, the license continues on an exclusive nature for the full term.

With respect to the cartridges and associated service, royalty revenue will be recognized as royalties are earned, that is, in the period in which the contingency regarding royalties are resolved and the amount of royalties are fixed and determinable based on the cartridges delivered.

Note 17 — Supplementary Data — Quarterly Financial Data (unaudited)

The following table presents certain unaudited consolidated quarterly financial information for each of the eight fiscal quarters in the period ended December 31, 2016. This quarterly information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for these quarterly periods are not necessarily indicative of the operating results for a full year or any future period.

QUARTERLY FINANCIAL DATA (unaudited)

	Three Months Ended,
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(In thousands, except per share amounts)
Quarterly Results of Operations(1)
Product revenue	$16,667	$11,024	$11,973	$10,051
Product cost of revenue	5,971	3,968	4,236	3,674
Product gross profit	10,696	7,056	7,737	6,377

License and development revenue	1,250	1,250	1,250	1,250

Operating expenses:
General and administrative(2)	3,779	3,971	3,992	4,884
Sales and marketing	2,599	2,512	1,935	2,070
Research and development	2,730	2,319	2,422	2,665
Amortization of intangible assets	158	158	158	157
Income (loss) from operations	$2,680	$(654)	$480	$(2,149)
Net income (loss)	$3,123	$(579)	$456	$(1,966)
Income (loss) per share:
Basic	$0.06	$(0.01)	$0.01	$(0.04)
Diluted	$0.06	$(0.01)	$0.01	$(0.04)

	Three Months Ended,
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(In thousands, except per share amounts)
Quarterly Results of Operations(1)
Product revenue	$15,211	$12,112	$10,484	$5,864
Product cost of revenue	6,796	4,948	4,836	2,531
Product gross profit	8,415	7,164	5,648	3,333

License and development revenue	1,042	—	—	—

Operating expenses:
General and administrative(3)	4,543	3,590	5,362	6,278
Sales and marketing	2,704	2,195	1,994	2,433
Research and development	2,242	1,474	1,410	2,533
Amortization of intangible assets	159	159	158	159
Loss from operations	$(191)	$(254)	$(3,276)	$(8,070)
Net income (loss)	$312	$(340)	$(3,327)	$(8,283)
Income (loss) per share:
Basic	$0.01	$(0.01)	$(0.06)	$(0.16)
Diluted	$0.01	$(0.01)	$(0.06)	$(0.16)

(1)	Quarterly results may not add up to annual results due to rounding.
(2)	The increase in general and administrative expense in the first quarter of 2016 was substantially related to the termination of the former General Counsel.
(3)

The increases in general and administrative expense in the first and second quarters of 2015 were substantially related to the resignation of our former Chief Executive Officer and the termination of the former Senior Vice-President of Sales.

Note 18 — Subsequent Events

See Note 8 — “Long Term Debt and Lines of Credit” for discussion of Loan and Pledge Agreement entered into in January 2017.

See Note 11 — “Stockholders’ Equity” for discussion of grants of options and restricted stock units in January and February 2017.

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

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Accounting Firm

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Energy Recovery, Inc.

San Leandro, California

We have audited Energy Recovery, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Energy Recovery, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, which is included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Energy Recovery, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Energy Recovery, Inc. as of December 31, 2016 and 2015, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Stockholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2016, and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 9, 2017

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

Item 9B — Other Information

None.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The information required by this Item is included in and incorporated by reference from our Definitive Proxy Statement (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission prior to April 30, 2017. The Proxy Statement is for our Annual Meeting of Stockholders which will be held on June 22, 2017.

Item 11 — Executive Compensation

The information required by this Item is included in and incorporated by reference from the Proxy Statement.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth equity compensation plan information as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders (1)	6,096,375	$4.81	4,532,141

(1)

Represents shares of the Company’s common stock issuable upon exercise of options outstanding under the following equity compensation plans: the 2006 Stock Option/Stock Issuance Plan, the 2008 Equity Incentive Plan, the Amended and Restated 2008 Equity Incentive Plan, and the 2016 Incentive Plan.

Except as otherwise disclosed, the remaining information required by this Item is included in and incorporated by reference from the Proxy Statement.

Item 13 — Certain Relationships and Related Transactions and Director Independence

The information required by this Item is included in and incorporated by reference from the Proxy Statement.

Item 14 — Principal Accounting Fees and Services

The information required by this item is included in and incorporated by reference from the Proxy Statement.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

(a) The following documents are included as part of this Annual Report on Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Changes in Estimates Charged to Costs and Expenses(1)	Deductions(2)	Balance at End of Years
	(In thousands)
Year Ended December 31, 2014
Allowance for doubtful accounts	$241	$299	$(383)	$(2)	$155
Year Ended December 31, 2015
Allowance for doubtful accounts	$155	$112	$(101)	$—	$166
Year Ended December 31, 2016
Allowance for doubtful accounts	$166	$76	$(112)	$—	$130

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

Item 16 — Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Leandro, State of California, on the 9th day of March 2017.

ENERGY RECOVERY, INC.

By: /s/ JOEL GAY
Joel Gay President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOEL GAY	President and Chief Executive Officer	March 9, 2017
Joel Gay	(Principal Executive Officer)

/s/ CHRIS GANNON	Chief Financial Officer	March 9, 2017
Chris Gannon	(Principal Financial Officer)

/s/ HANS PETER MICHELET	Director and Chairman of the Board	March 9, 2017
Hans Peter Michelet

/s/ ALEXANDER J. BUEHLER	Director	March 9, 2017
Alexander J. Buehler

/s/ OLAV FJELL	Director	March 9, 2017
Olav Fjell

/s/ SHERIF FODA	Director	March 9, 2017
Sherif Foda

/s/ ARVE HANSTVEIT	Director	March 9, 2017
Arve Hanstveit

/s/ Ole Peter Lorentzen	Director	March 9, 2017
Ole Peter Lorentzen

/s/ ROBERT YU LANG MAO	Director	March 9, 2017
Robert Yu Lang Mao

/s/ DOMINIQUE TREMPONT	Director	March 9, 2017
Dominique Trempont

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 7, 2008.	10-K	001-34112	3.1	03/27/2009

3.2	Amended and Restated Bylaws, effective as of July 8, 2008.	10-K	001-34112	3.2	03/27/2009

10.1*	Form of Indemnification Agreement between the Company and its directors and officers.	S-1/A	333-150007	10.1	05/12/2008

10.2*	2006 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.	S-1	333-150007	10.5	04/01/2008

10.3*	Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.	S-1	333-150007	10.5.1	04/01/2008

10.4*	Second Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.	S-1	333-150007	10.5.2	04/01/2008

10.5*	2008 Equity Incentive Plan of the Company and form of Stock Option Agreement thereunder.	S-1/A	333-150007	10.6	05/12/2008

10.6*	Energy Recovery Inc. Amended and Restated 2008 Equity Incentive Plan	DEF14A	001-34112	Appendix A	04/27/2012

10.7	Modified Industrial Gross Lease Agreement dated November 25, 2008, between the Company and Doolittle Williams, LLC.	10-K	001-34112	10.17	03/27/2009

10.8	First Amendment to Modified Industrial Gross Lease dated May 28, 2009, between the Company and Doolittle Williams, LLC.	10-Q	001-34112	10.17.1	08/07/2009

10.9	Second Amendment to Modified Industrial Gross Lease dated June 26, 2009, between the Company and Doolittle Williams, LLC.	10-Q	001-34112	10.17.2	08/07/2009

10.10	Third Amendment to Modified Industrial Gross Lease dated November 10, 2010 between the Company and Doolittle Williams, LLC	10-K	001-34112	10.14	03/12/2013

10.11*	Offer Letter dated February 14, 2011, to Mr. Thomas S. Rooney, Jr.	8-K	001-34112	99.2	02/15/2011

10.12	Control Agreement dated July 7, 2011, between the Company, Citibank, N.A., Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC.	10-Q	001-34112	10.43	08/08/2011

10.13*	Energy Recovery, Inc. Change in Control Severance Plan dated March 5, 2012	8-K	001-34112	10.1	03/09/2012

10.14	Loan Agreement dated June 5, 2012 between Company and HSBC Bank, USA, National Association	8-K	001-34112	10.1	06/11/2012

10.15*	Energy Recovery, Inc. Annual Incentive Plan dated January 1, 2014	8-K	001-34112	10.1	04/30/2014

10.16*	Offer Letter dated June 26, 2014, to Mr. Joel Gay	8-K/A	001-34112	99.2	07/08/2014

10.17	Radakovich Settlement Agreement	10-Q	001-34112	10.1	11/10/2014

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.18*	Amendment to Offer Letter dated as of January 12, 2015 to Mr. Thomas S. Rooney, Jr.	8-K	001-34112	10.1	01/13/2015

10.19*	Draft Consulting Agreement with Thomas S. Rooney, Jr.	8-K	001-34112	10.2	01/13/2015

10.20	Resignation, Transition, and Separation Agreement with Audrey Bold	8-K	001-34112	99.1	04/16/2015

10.21*	Energy Recovery, Inc. 2015 Annual Incentive Plan	8-K	001-34112	10.1	04/29/2015

10.22*	Offer Letter dated April 22, 2015 to Mr. Joel Gay	8-K	001-34112	99.2	04/29/2015

10.23*	Promotion Letter dated April 30, 2015 to Ms. Sharon Smith-Lenox	8-K	001-34112	99.1	05/01/2015

10.24*	Offer Letter dated May 5, 2015 to Mr. Eric Siebert,	10-K	001-34112	10.25	03/03/2016

10.25	Settlement and Mutual Release Agreement	8-K	001-34112	99.1	05/13/2015

10.26*	Offer Letter dated May 13, 2015 to Mr. Chris Gannon	8-K	001-34112	99.1	05/15/2015

10.27	Second Amendment to Loan Agreement with HSBC Bank USA, National Association	10-Q	001-34112	10.7	08/06/2015

10.28*	Offer Letter dated September 17, 2015 to Ms. Emily Smith	10-K	001-34112	10.30	03/03/2016

10.29**	License Agreement by and between ERI Energy Recovery Ireland, Ltd. and Schlumberger Technology Corporation	10-K	001-34112	10.31	03/03/2016

10.30*	Energy Recovery, Inc. Annual Incentive Plan	8-K	001-34112	10.1	03/01/2016

10.31*	Transition and Separation Agreement dated March 15, 2016 by and between Energy Recovery, Inc. and Mr. Juan Otero	8-K	001-34112	99.1	03/18/2016

10.32*	Energy Recovery, Inc. 2016 Incentive Plan	DEF14A	001-34112	Appendix A	04/27/2016

10.33*	Offer Letter dated May 27, 2016 to Mr. William Yeung	8-K	001-34112	99.1	06/22/2016

10.34	Loan and Pledge Agreement between Energy Recovery, Inc. as Borrower, and Citibank, N.A. as Lender	10-K	001-34112			X

14.1	Code of Ethics of Energy Recovery, Inc. Additional Conduct and Ethics Policies for the Chief Executive Officer and Senior Financial Officers.	10-K	001-34112	14.1	03/27/2009

18.1	BDO USA, LLP, Letter re Change in Method of Accounting for Inventory Valuation	10-Q	001-34112	18.1	05/08/2014

21.1	List of subsidiaries of the Company.					X

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement.
**

Portions of this exhibit have been omitted based on a request for Confidential Treatment submitted to the Securities and Exchange Commission (the “SEC”). The omitted information has been filed separately with the SEC as a part of the confidential treatment request. In the event that the SEC should deny such request in whole or in part, the relevant, previously omitted portions of this exhibit shall be publicly filed.