Form 10-Q
period 2017-03-31
Energy Recovery, Inc.
filed 2017-05-04
CIK 1421517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☑

As of May 1, 2017, there were 53,985,275 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value)

(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$58,691	$61,364
Restricted cash	3,323	2,297
Short-term investments	38,668	39,073
Accounts receivable, net of allowance for doubtful accounts of $96 and $130 at March 31, 2017 and December 31, 2016, respectively	9,184	11,759
Unbilled receivables, current	2,216	190
Cost and estimated earnings in excess of billings	3,371	1,825
Inventories	4,824	4,550
Prepaid expenses and other current assets	1,867	1,311
Total current assets	122,144	122,369
Restricted cash, non-current	1,521	2,087
Deferred tax assets, non-current	1,427	1,270
Property and equipment, net of accumulated depreciation of $22,109 and $21,385 at March 31, 2017 and December 31, 2016, respectively	8,610	8,643
Goodwill	12,790	12,790
Other intangible assets, net	1,743	1,900
Other assets, non-current	2	4
Total assets	$148,237	$149,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,824	$1,505
Accrued expenses and other current liabilities	5,876	9,019
Income taxes payable	16	16
Accrued warranty reserve	398	406
Deferred revenue	5,898	6,201
Current portion of long-term debt	11	11
Total current liabilities	14,023	17,158
Long-term debt, net of current portion	25	27
Deferred tax liabilities, non-current	2,297	2,233
Deferred revenue, non-current	62,708	63,958
Other non-current liabilities	507	554
Total liabilities	79,560	83,930
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 57,651,383 shares issued and 53,929,727 shares outstanding at March 31, 2017, and 56,884,207 shares issued and 53,162,551, shares outstanding at December 31, 2016	58	57
Additional paid-in capital	143,641	139,676
Accumulated other comprehensive loss	(107)	(118)
Treasury stock at cost, 3,721,656 repurchased at March 31, 2017 and December 31, 2016	(16,210)	(16,210)
Accumulated deficit	(58,705)	(58,272)
Total stockholders’ equity	68,677	65,133
Total liabilities and stockholders’ equity	$148,237	$149,063

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Product revenue	$12,261	$10,051
Product cost of revenue	4,610	3,674
Product gross profit	7,651	6,377

License and development revenue	1,250	1,250

Operating expenses:
General and administrative	4,408	4,884
Sales and marketing	2,453	2,070
Research and development	2,509	2,665
Amortization of intangible assets	158	157
Total operating expenses	9,528	9,776
Loss from operations	(627)	(2,149)

Other expense:
Interest expense	(1)	(1)
Other non-operating income (expense)	118	(21)
Loss before income taxes	(510)	(2,171)
Benefit for income taxes	(77)	(205)
Net loss	$(433)	$(1,966)

Basic and diluted net loss per share	$(0.01)	$(0.04)

Shares used in basic and diluted per share calculation	53,825	52,207

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(433)	$(1,966)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10	(12)
Unrealized gain on investments	1	1
Other comprehensive income (loss)	11	(11)
Comprehensive loss	$(422)	$(1,977)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(433)	$(1,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,113	1,188
Depreciation and amortization	881	932
Amortization of premiums on investments	113	3
Change in fair value of put options	—	29
Valuation adjustments for excess or obsolete inventory	71	12
Provision for warranty claims	55	—
Provision for doubtful accounts	4	4
Unrealized (gain) loss on foreign currency transactions	(15)	53
Other non-cash adjustments	(31)	(44)
Reversal of accruals related to expired warranties	(63)	(33)
Deferred income taxes	(93)	(207)
Changes in operating assets and liabilities:
Accounts receivable	2,571	3,904
Accounts payable	189	727
Income taxes payable	(1)	(4)
Deferred revenue, product	(303)	(245)
Inventories	(345)	(234)
Prepaid and other assets	(553)	(385)
Deferred revenue, license and development	(1,250)	(1,250)
Cost and estimated earnings in excess of billings	(1,546)	—
Unbilled receivables	(2,026)	81
Accrued expenses and other liabilities	(3,162)	(2,825)
Net cash used in operating activities	(4,824)	(260)

Cash Flows From Investing Activities
Maturities of marketable securities	9,646	—
Purchases of marketable securities	(9,355)	—
Capital expenditures	(532)	(152)
Restricted cash	(460)	(335)
Net cash used in investing activities	(701)	(487)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	2,992	1,515
Tax payment for employee shares withheld	(153)	—
Repayment of long-term debt	(2)	(2)
Repurchase of common stock	—	(4,106)
Net cash provided by (used in) financing activities	2,837	(2,593)
Effect of exchange rate differences on cash and cash equivalents	15	(64)
Net change in cash and cash equivalents	(2,673)	(3,404)
Cash and cash equivalents, beginning of period	61,364	99,931
Cash and cash equivalents, end of period	$58,691	$96,527

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition, including percentage-of-completion accounting for oil & gas projects; allowance for doubtful accounts; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill and acquired intangible assets; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies. Those estimates could change, and as a result, actual results could differ materially from those estimates. For example, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company’s estimate of undiscounted cash flows, at March 31, 2017 and December 31, 2016 indicated that such carrying amounts were expected to be recovered. Nonetheless, it is possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down those assets to fair value.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements, and may not include all disclosures required by GAAP; however, we believe that the disclosures are adequate to make the information presented not misleading. The March 31, 2017 unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on March 10, 2017.

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

In March and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing, respectively. The amendments in these updates are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for both ASU 2016-08 and ASU 2016-10 are the same as those for ASU 2014-09 as deferred.

We expect to adopt the guidance of ASU 2014-09 as of January 1, 2018. ASU 2014-09 permits the use of either the full retrospective or cumulative effect transition (modified retrospective) method. We formed a project team, which has operated since 2014, to evaluate internal processes and to implement the standard. We are still in the process of deciding whether we will use the full retrospective method or the modified retrospective method, and we have not yet selected a transition method. We continue to evaluate the effect that ASU 2014-09 will have on our financial statements and related disclosures. For revenue streams related to water desalination products, we do not expect the impact to be material, however, for transactions accounted for under the percentage-of-completion method, as well as some long-term contracts, including our license and development revenue, there may be a material difference in the timing of revenue recognition under the new standard. At this time, we are still performing our analysis and we will continue to assess the impact on our revenue streams in 2017.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 requires excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the income statement. Previously, these amounts were recognized directly to shareholder’s equity. The excess tax benefit from share-based compensation, previously classified as a financing activity, will be classified as an operating activity. Additionally, cash paid when directly withholding shares on an employee’s behalf for tax withholding purposes, is classified as a financing activity. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted this guidance effective January 1, 2017.  The adoption resulted in an increase to the net operating loss carryforward deferred tax asset and a corresponding increase in valuation allowance of $6.9 million attributable to excess tax benefits not previously recognized as they did not reduce income taxes payable.  We elected to continue to estimate forfeitures as part of the recognition of cost associated with equity awards. We applied prospectively all excess tax benefits and tax deficiencies resulting from settlement of awards after the date of adoption. No adjustments were recorded for any windfall benefits previously recorded in additional paid-in capital. We withheld shares for tax withholding purposes during the three months ended March 31, 2017 of $0.2 million and reflected this in the cash flow statement as a financing activity.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 impacts all entities that are required to present a statement of cash flows under Topic 230. The amendment provides guidance on eight specific cash flow issues. For public entities, ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted and should be applied using a retrospective transition method to each period presented. We do not expect the adoption of this standard to have a material impact on our financial statements.

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

Note 2 — Goodwill and Other Intangible Assets

Goodwill was $12.8 million as of March 31, 2017 and December 31, 2016, which was the result of our acquisition of Pump Engineering, LLC in December 2009. During the three months ended March 31, 2017, there were no changes in the recognized amount of goodwill, and there has been no impairment of goodwill to date.

The components of identifiable other intangible assets, all of which are finite-lived, as of the dates indicated were as follows (in thousands):

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(4,473)	$—	$1,627
Non-compete agreements	1,310	(1,310)	—	—
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(990)	—	—
Patents	585	(427)	(42)	116
Total	$11,485	$(8,680)	$(1,062)	$1,743

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(4,321)	$—	$1,779
Non-compete agreements	1,310	(1,310)	—	—
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(990)	—	—
Patents	585	(422)	(42)	121
Total	$11,485	$(8,523)	$(1,062)	$1,900

Accumulated impairment losses at March 31, 2017 and December 31, 2016 include impairment charges for trademarks in 2012 and impairment charges for patents in 2007 and 2010.

Note 3 — Loss per Share

Basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period. Potential dilutive securities are excluded from the calculation of loss per share, as their inclusion would be anti-dilutive.

The following table shows the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(433)	$(1,966)

Denominator:
Basic and diluted weighted average common shares outstanding	53,825	52,207

Basic and diluted net loss per share	$(0.01)	$(0.04)

The following potential common shares were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock Options	5,561	7,432
Restricted stock unit awards	313	205

Note 4 — Other Financial Information

Restricted Cash

We have pledged cash in connection with certain stand-by letters of credit and company credit cards. We have deposited corresponding amounts into accounts at several financial institutions for these items as follows (in thousands):

	March 31, 2017	December 31, 2016
Collateral for credit cards	$702	$—
Collateral for stand-by letters of credit	2,621	2,297
Current restricted cash	$3,323	$2,297

Collateral for credit cards	$95	$—
Collateral for stand-by letters of credit	1,426	2,087
Non-current restricted cash	$1,521	$2,087
Total restricted cash	$4,844	$4,384

Inventories

Our inventories are stated at the lower of cost (using the first-in, first-out method) or market and consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$1,581	$1,783
Work in process	1,538	1,146
Finished goods	1,705	1,621
Inventories, net	$4,824	$4,550

Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Interest receivable	$227	$272
Supplier advances	581	73
Other prepaid expenses and current assets	1,059	966
Total prepaid expenses and other current assets	$1,867	$1,311

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Payroll and commissions payable	$2,684	$5,697
Accrued legal expenses, current	185	122
Unbilled project costs	1,474	1,069
Other accrued expenses and current liabilities	1,533	2,131
Total accrued expenses and other current liabilities	$5,876	$9,019

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2017, were as follows (in thousands):

	Foreign Currency Translation Adjustments Net of Tax Benefit	Unrealized Gains (Losses) on Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(90)	$(28)	$(118)
Net other comprehensive income	10	1	11
Balance, March 31, 2017	$(80)	$(27)	$(107)

There were no reclassifications of amounts out of accumulated other comprehensive loss, as there have been no sales of securities or translation adjustments that impacted other comprehensive loss during the quarter. The tax impact of the changes in accumulated other comprehensive loss were not material.

Note 5 — Investments

Our short-term investments are all classified as available-for-sale. There were no sales of available-for-sale securities during the quarter ended March 31, 2017.

Available-for-sale securities as of the dates indicated consisted of the following (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate notes and bonds	$38,698	$—	$(30)	$38,668
Total short-term investments	$38,698	$—	$(30)	$38,668

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate notes and bonds	$39,100	$6	$(33)	$39,073
Total short-term investments	$39,100	$6	$(33)	$39,073

Gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated, aggregated by investment category and length of time that the security has been in a continuous loss position, were as follows (in thousands):

	March 31, 2017
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$36,878	$(30)	$—	$—	$36,878	$(30)
Total	$36,878	$(30)	$—	$—	$36,878	$(30)

	December 31, 2016
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$29,667	$(33)	$—	$—	$29,667	$(33)
Total	$29,667	$(33)	$—	$—	$29,667	$(33)

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of March 31, 2017 are shown below by contractual maturity (in thousands):

	March 31, 2017
	Amortized Cost	Fair Value
Due in one year or less	$38,698	$38,668
Total available-for-sale securities	$38,698	$38,668

Note 6 — Long-Term Debt and Line of Credit

Debt

In March 2015, we entered into a loan agreement with a financial institution for a $55,000 fixed-rate installment loan carrying an annual interest rate of 6.35%. The loan is payable in equal monthly installments and matures on April 2, 2020. The note is secured by the asset purchased.

Long-term debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Loan payable	$36	$38
Less: current portion	(11)	(11)
Total long-term debt	$25	$27

Future minimum principal payments due under long-term debt arrangements consist of the following (in thousands):

March 31, 2017
2017 (remaining 9 months)	$9
2018	11
2019	12
2020	4
Total long-term debt	$36

Line of Credit

In June 2012, we entered into a loan agreement with a financial institution. The loan agreement was amended in June 2015, (as amended, the “Loan Agreement”). The Loan Agreement provided for a total available credit line of $16.0 million. Under the Loan Agreement, we were allowed to draw advances not to exceed the lesser of the $16 million credit line or the credit line minus all outstanding revolving loans. Revolving loans could be in the form of a base rate loan that bore interest equal to the prime rate or a Eurodollar loan that bore interest equal to the adjusted LIBOR rate plus 1.25%. Stand-by letters of credit were subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility was subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The Loan Agreement also required us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. This Loan Agreement was terminated on January 24, 2017. With the termination of the Loan Agreement, the cash collateral requirement was increased to 105% on all outstanding stand-by letters of credit and all outstanding corporate credit cards that survived the termination.

At March 31, 2017 and December 31, 2016, there were no advances drawn under the Loan Agreement. Stand-by letters of credit collateralized by restricted cash totaled $2.9 million and $3.1 million as of March 31, 2017 and December 31, 2016, respectively. Total cash restricted related to these stand-by letters of credit totaled $3.1 million and $3.1 million as of March 31, 2017 and December 31, 2016, respectively.

On January 27, 2017, we entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with another financial institution. The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. Under the Loan and Pledge Agreement we are allowed to borrow and request letters of credit against the eligible assets held from time to time in the pledged account maintained with the financial institution. Stand-by letters of credit are secured by pledged U.S. investments and there is no cash collateral balance required. Stand-by letters of credit are subject to fees, in an amount equal to 0.7% per annum of the face amount of the letter of credit, that are payable quarterly and are non-refundable. Revolving loans incur interest per annum at a base rate equal to the LIBOR rate plus 1.5%. Any default bears the aforementioned interest rate plus an additional 2%. The unused portion of the credit line is subject to a fee equal to the product of 0.2% per annum multiplied by the difference, if positive, between $16.0 million and the average daily balance of all advances under the committed facility plus aggregate average daily undrawn amounts of all letters of credit issued under the committed facility during the immediately preceding month or portion thereof.

The Loan and Pledge Agreement was amended on March 17, 2017 to increase the amount of allowable stand-by letters of credit held with other financial institutions from $4.1 million to $5.1 million. At March 31, 2017 and December 31, 2016, we had stand-by letters of credit at this financial institution totaling $3.0 million and $0.3 million, respectively. Total cash restricted related to these stand-by letters of credit totaled $0 and $0.3 million at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, we also had stand-by letters of credit collateralized by restricted cash at another financial institution totaling $1.0 million and $1.0 million, respectively. Total cash restricted related to these stand-by letters of credit totaled $1.0 million and $1.0 million as of March 31, 2017 and December 31, 2016, respectively.

Restricted cash related to all stand-by letters of credit at March 31, 2017 and December 31, 2016 totaled $4.1 million and $4.4 million, respectively.

Note 7 — Equity

Stock Repurchase Program

In March 2017, our Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, could repurchase up to $15.0 million in aggregate cost of our outstanding common stock through September 30, 2017. As of March 31, 2017 no shares had been repurchased under the authorization. We account for stock repurchases using the cost method. Cost includes fees charged in connection with acquiring the outstanding common stock.

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

Share-Based Compensation Expense

For the three months ended March 31, 2017 and 2016, we recognized share-based compensation expense related to employees and consultants as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$49	$38
General and administrative	567	884
Sales and marketing	237	159
Research and development	260	107
Total share-based compensation expense	$1,113	$1,188

Stock Option Plan

In June 2016, our stockholders approved the 2016 Incentive Plan (the “Plan”), that permits the grant of stock options, stock appreciation rights (“SARs”), restricted stock (“RS” or “RSA”), stock units (“RSUs”), performance units, performance shares, and other stock-based awards to employees, officers, directors, and consultants. Prior to the approval of the Plan, we maintained the Amended and Restated 2008 Equity Incentive Plan (the “Prior Plan”). Stock-based awards granted under the Plan and the Prior Plan, generally vest over four years and expire no more than ten years after the date of grant. Subject to adjustments, as provided in the Plan, the number of shares of common stock initially authorized for issuance under the Plan was 4,441,083 (which consist of 3,830,000 new shares plus 611,083 shares that were authorized and unissued under the Prior Plan) plus up to 7,635,410 shares that were set aside for awards granted under the Prior Plan that are subsequently forfeited. The Plan supersedes all previously issued stock incentive plans (including the Prior Plan) and is currently the only available plan from which equity awards may be granted.

Stock Option Activity

The following table summarizes the stock option activity under the Plan and includes options granted under all previous plans.

	Options Outstanding
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (2)
Balance December 31, 2016	5,882,861	$4.81	6.3	$32,683,000
Granted	519,986	$10.12	—	—
Exercised	(733,826)	$4.08	—	—
Forfeited	(108,230)	$5.09	—	—
Balance March 31, 2017	5,560,791	$5.39	6.9	$17,588,000

Vested and exercisable as of March 31, 2017	3,307,584	$4.59	5.8	$12,413,000
Vested and exercisable as of March 31, 2017 and expected to vest thereafter (1)	5,127,558	$5.24	6.8	$16,787,000

(1)	Options that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of ASC 718. “Compensation – Stock Compensation.”
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of March 31, 2017 and December 31, 2016 of $8.32 and $10.35 per share respectively.

As of March 31, 2017, total unrecognized compensation cost related to non-vested option awards, net of estimated forfeitures, was $6.1 million, which is expected to be recognized as expense over a weighted average period of approximately 3.0 years.

Restricted Stock Unit Activity

The following table summarizes the restricted stock unit activity under the Plan and includes restricted stock units granted under all previous plans.

	Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested at December 31, 2016	213,514	$8.65
Awarded	161,415	$10.15
Vested	(51,122)	$8.52
Forfeited	(10,681)	$8.52
Unvested at March 31, 2017	313,126	$9.45

As of March 31, 2017, total unrecognized compensation cost related to non-vested restricted stock units, net of estimated forfeitures, was $2.1 million, which is expected to be recognized as expense over a weighted average period of approximately 3.4 years.

Note 8 — Income Taxes

The effective tax rate for the three months ended March 31, 2017 and 2016 was 14.6% and 9.4%, respectively. As of December 31, 2016, a valuation allowance of approximately $21.1 million had been established to reduce our deferred income tax assets to the amount expected to be realized. The tax benefit recognized for the three months ended March 31, 2017, was primarily related to losses in our Ireland subsidiary.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through July 2021. Future minimum lease payments consist of the following (in thousands):

March 31, 2017
2017 (remaining 9 months)	$1,294
2018	1,662
2019	1,460
2020	59
2021	34
Total future minimum lease payments	$4,509

Product Warranty

The following table summarizes the activity related to the product warranty liability during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$406	$461
Warranty costs charged to cost of revenue	55	—
Release of accrual for expired warranties	(63)	(33)
Balance, end of period	$398	$428

Purchase Obligations

We enter into purchase order arrangements with our vendors. As of March 31, 2017, there were open purchase orders for which we had not yet received the related goods or services. These arrangements are subject to change based on our sales demand forecasts, and we have the right to cancel the arrangements prior to the date of delivery. As of March 31, 2017, we had approximately $7.3 million of cancellable open purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2017 and December 31, 2016.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts generally equal to 10% or less of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance. These guarantees are generally stand-by letters of credit that typically remain in place for periods ranging up to twenty-four (24) months, and in some cases up to sixty-eight (68) months. All stand-by letters of credit at March 31, 2017 and December 31, 2016, totaled $6.9 million and $4.4 million, respectively.

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

On September 10, 2014, the Company terminated the employment of its Senior Vice President, Sales, Borja Blanco, on the basis of breach of duty of trust and conduct leading to conflict of interest. On October 24, 2014, Mr. Blanco filed a labor claim against ERI Iberia in Madrid, Spain, challenging the fairness of his dismissal and seeking compensation (“Case 1”). A hearing was held on November 13, 2015, after which the labor court ruled that it did not have jurisdiction over the matter. Mr. Blanco has appealed and the Company has filed statements of counter appeal. Based on currently available information and review with outside counsel, the Company has determined that an award to Mr. Blanco is not probable. While a loss may be reasonably possible, an estimate of loss, if any, cannot reasonably be determined at this time.

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

On January 20 and 27, 2015, two stockholder class action complaints were filed against the Company in the United States District Court of the Northern District of California, on behalf of Energy Recovery stockholders under the captions, Joseph Sabatino v. Energy Recovery, Inc. et al., Case No. 3:15-cv-00265 EMC, and Thomas C. Mowdy v. Energy Recovery, Inc, et al., Case No. 3:15-cv-00374 EMC. The complaints have now been consolidated under the caption, In Re Energy Recovery Inc. Securities Litigation, Case No. 3:15-cv-00265 EMC. The consolidated complaint alleges violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act of 1934 based upon alleged public misrepresentations and seeks the recovery of unspecified monetary damages. On October 12, 2016, the Company and the attorneys representing the class reached an agreement in principle to settle all outstanding claims in the case. As part of the settlement agreement, the Company has agreed to pay the class an undisclosed sum, the entirety of which will be borne by the Company’s insurer. On April 11, 2017, the United States District Court of the Northern District of California granted preliminary approval of the settlement agreement and set a final hearing date of August 24, 2017.

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

Our reportable operating segments consist of the Water Segment and the Oil & Gas Segment. These segments are based on the industries in which the products are sold, the type of energy recovery device sold, and the related products and services. The Water Segment consists of revenue associated with products sold for use in reverse osmosis water desalination, as well as the related identifiable expenses. The Oil & Gas Segment consists of product revenue associated with products sold for use in gas processing, chemical processing, and hydraulic fracturing and license and development revenue associated with hydraulic fracturing, as well as related identifiable expenses. Operating income for each segment excludes other income and expenses and certain expenses managed outside the operating segment. Costs excluded from operating income include various corporate expenses such as income taxes and other separately managed general and administrative expenses not related to the identified segments. Assets and liabilities are reviewed at the consolidated level by the CODM and are not accounted for by segment. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

The following summarizes financial information by segment for the periods presented (in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product revenue	$10,716	$1,545	$12,261	$10,051	$—	$10,051
Product cost of revenue	3,522	1,088	4,610	3,674	—	3,674
Product gross profit	7,194	457	7,651	6,377	—	6,377

License and development revenue	—	1,250	1,250	—	1,250	1,250

Operating expenses:
General and administrative	318	349	667	219	188	407
Sales and marketing	1,499	641	2,140	1,129	807	1,936
Research and development	262	2,246	2,508	359	2,297	2,656
Amortization of intangibles	158	—	158	157	—	157
Total operating expenses	2,237	3,236	5,473	1,864	3,292	5,156

Operating income (loss)	$4,957	$(1,529)	3,428	$4,513	$(2,042)	2,471
Less:
Corporate operating expenses			4,055			4,620
Consolidated operating loss			(627)			(2,149)
Non-operating income (expenses)			117			(22)
Loss before income taxes			$(510)			$(2,171)

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

	Three Months Ended March 31,
	2017	2016
Domestic product revenue	$287	$185
International product revenue	11,974	9,866
Total product revenue	$12,261	$10,051

Product revenue by country:
Oman	34%	* %
India	13%	* %
Saudi Arabia	13%	1%
Egypt	11%	1%
United States	2%	2%
Qatar	* %	39%
Spain	4%	11%
Others**	23%	46%
Total	100%	100%

*	Less than 1% or none.
**	Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our product revenue during the periods presented.

All of our long-lived assets were located in the United States at March 31, 2017 and December 31, 2016.

Note 11 — Concentrations

Customers accounting for 10% or more of our accounts receivable and unbilled receivables were as follows:

	March 31, 2017	December 31, 2016
Customer A	27%	* %
Customer B	23%	16%
Customer C	10%	6%
Customer D	* %	13%
*	Less than 1% or none.

Revenue from customers representing 10% or more of product revenue varies from period to period. For the periods indicated, customers representing 10% or more of product revenue were:

	Three Months Ended March 31,
	2017	2016
Customer A	34%	*	%
Customer B	13%	*	%
Customer E	* %	41%
*	Less than 1% or none.

No other customer accounted for more than 10% of our product revenue during any period presented.

One customer, Customer F, accounts for 100% of our license and development revenue for the three months ended March 31, 2017 and 2016.

Vendors accounting for 10% or more of our accounts payable were as follows:

	March 31, 2017		December 31, 2016
Vendor A	*	%	18%
*	Less than 1% or none.

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

The fair value of financial assets and liabilities measured on a recurring basis for the indicated periods was as follows (in thousands):

	March 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$38,668	$—	$38,668	$—
Total assets	$38,668	$—	$38,668	$—

	December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$39,073	$—	$39,073	$—
Total assets	$39,073	$—	$39,073	$—

Note 13 — Related Party Transactions

In the first quarter of 2017, the Company extended an employee loan to one of its employees for $21,786. The loan is repayable to the Company monthly over six months and is non-interest bearing. As of March 31, 2017 the loan balance was $21,786.

Note 14 - Subsequent Events

On April 5, 2017, the Company announced a licensing agreement with Alderley plc. The 10-year licensing agreement grants Alderley the exclusive right to sell and promote the Company’s centrifugal line of products, comprised of the IsoBoost and IsoGen systems, for gas processing and pipeline applications in the Gulf Cooperation Council and Middle East region. Energy Recovery will receive a royalty payment for each IsoBoost and IsoGen unit sold.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this item and in other items of this Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions, or strategies regarding the future. These forward-looking statements are based on information currently available to us and on management’s belief, assumptions, estimates, or projections and are not guarantees of future events or results. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.

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

Words such as “expects,” “anticipates,” “believes,” “estimates,” “assumes,” “intends,” “projects,” “predicts,” “plans,” “forecasts,” “outlook,” “sustain,” “could,” “may,” “strategy,” “will,” “would be,” “seek,” “target,” or variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

●

our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated liquidity needs for the foreseeable future, including the decision to enter into an acquisition and/or fund investments in newly developed technology arising from rapid market adoption that could require us to seek additional equity or debt financing;

●	our expectation that, as we expand our international sales, a portion of our revenue could be denominated in foreign currencies;

●	our belief that new markets will grow in the water desalination market; and

●	our expectation that we will be able to enforce our intellectual property rights.

You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected in the forward-looking statements, as disclosed from time to time in our reports on Forms 10-K, 10-Q, and 8-K as well as in our Annual Reports to Stockholders and, if necessary, updated in “Part II, Item 1A: Risk Factors.” In preparing the MD&A below, we presume the readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements.

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

Water Segment

Our Water Segment consists of revenues and expenses associated with solutions sold for use in reverse osmosis desalination. Our Water Segment revenue is principally derived from the sale of energy recovery devices (“ERDs”). However, we also derive revenue from the sale of our high-pressure and circulation pumps, which we manufacture and sell in connection with our ERDs for use in desalination plants. Additionally, we receive revenue from the sale of spare parts and services, including start-up and commissioning services that we provide for our customers.

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

We often experience substantial fluctuations in our Water Segment product revenue from quarter-to-quarter and from year-to-year because a single order for our ERDs by a large EPC firm for a particular plant may represent significant revenue. In addition, historically our EPC firm customers tend to order a significant amount of equipment for delivery in the fourth quarter, and as a consequence, a significant portion of our annual sales typically occurs during that quarter. Normal seasonality trends also generally lead to our lowest revenue being in the first quarter of the year.

A limited number of our customers account for a substantial portion of our product revenue and of our accounts receivable and unbilled receivables. Product revenue from customers representing 10% or more of product revenue varies from period to period. For the three months ended March 31, 2017, one Water Segment customer accounted for 34% of our total product revenue. For the three months ended March 31, 2016, one Water Segment customer accounted for 41% of our total product revenue. No other Water Segment customer accounted for more than 10% of our total product revenue during any of these periods.

At March 31, 2017, two Water Segment customers accounted for 27% and 10%, respectively, of our total accounts receivable and unbilled receivables balance. At December 31, 2016, one Water Segment customer accounted for 13% of our total accounts receivable and unbilled receivables balance.

At March 31, 2017 and December 31, 2016, respectively, no Water Segment vendor accounted for more than 10% of our accounts payable balance.

During the three months ended March 31, 2017 and 2016, most of our Water Segment product revenue was attributable to sales outside of the United States. We expect sales and accounts receivable outside of the United States to remain a significant portion of our Water Segment product revenue and accounts receivable for the next few years.

Oil &Gas Segment

Our Oil & Gas Segment consists of revenues and expenses associated with solutions sold or licensed for use in hydraulic fracturing, gas processing, and chemical processing. In the past several years, we have invested significantly in research and development to expand our business into pressurized fluid flow industries within the oil & gas industry.

In 2012, we introduced the IsoBoost and IsoGen products for use in the oil & gas industry. In 2014, we announced a new product for the hydraulic fracturing industry, the VorTeq. Field trials were initiated for the VorTeq in the second quarter of 2015 and completed in December 2015 with the successful delivery of proppant to a well located in the Bakken Formation.

In October 2015, through our subsidiary ERI Energy Recovery Ireland Ltd., we entered into a license agreement with Schlumberger Technology Corporation (“VorTeq License Agreement”). The VorTeq License Agreement has a term of fifteen (15) years and grants the licensee the exclusive, worldwide right to use our VorTeq technology for hydraulic fracturing onshore operations. The VorTeq License Agreement includes $125 million in pre-commercialization payments paid in stages: a $75 million upfront, exclusivity fee payment and two separate $25 million payments upon successful achievement of two milestone tests. Following product commercialization, the VorTeq License Agreement includes recurring royalty payments throughout the fifteen-year term.

The revenue related to the VorTeq License Agreement exclusivity fee will be recognized pro-ratably over the fifteen-year agreement. Revenue from each milestone payment will be recognized when the milestone is reached. Revenue from the recurring royalty payments will be recognized when earned throughout the term of the agreement.

In July 2016, we received our first major purchase order for multiple units of our IsoBoost technology for integration into a major gas processing plant to be constructed in the Middle East and we recognized Oil & Gas Segment product revenue using the percentage-of-completion method of accounting.

In March 2017, we announced a new partnership with Kemper Valve and Fittings Corp., a Caterpillar company, (“Kemper”). Under the partnership Kemper will design and manufacture the second generation manifold trailer, or missile, for the VorTeq hydraulic pumping system.

On April 5, 2017, the Company announced a licensing agreement with Alderley plc. The 10-year licensing agreement grants Alderley the exclusive right to sell and promote the Company’s centrifugal line of products, comprised of the IsoBoost and IsoGen systems, for gas processing and pipeline applications in the Gulf Cooperation Council and Middle East region. Energy Recovery will receive a royalty payment for each IsoBoost and IsoGen unit sold.

For the three months ended March 31, 2017, we recognized Oil & Gas Segment revenue related to our VorTeq License Agreement and product revenue related to the sale of the IsoBoost systems. For the three months ended March 31, 2016, we recognized Oil & Gas Segment revenue related to our VorTeq License Agreement.

For the three months ended March 31, 2017, one Oil & Gas Segment customer accounted for 13% of our total product revenue. No other Oil & Gas Segment customer accounted for more than 10% of our total product revenue during any of the periods presented.

At March 31, 2017 and December 31, 2016, one Oil & Gas Segment customer accounted for 23% and 16%, respectively, of our total accounts receivable and unbilled receivable balance.

At March 31, 2017, no Oil & Gas Segment vendor accounted for more than 10% of our accounts payable balance. At December 31, 2016, one Oil & Gas Segment vendor accounted for 18% of our accounts payable balance.

For the three months ended March 31, 2017 and 2016, respectively, one customer accounted for 100% of our Oil & Gas Segment license and development revenue.

During the three months ended March 31, 2017, all of our Oil & Gas Segment product revenue was attributable to sales outside of the United States. There was no Oil & Gas Segment product revenue during the three months ended March 31, 2016.

Accounting Estimates

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

Results of Operations

First Quarter of 2017 Compared to First Quarter of 2016

Total revenue

	Three Months Ended March 31,
	2017		2016		$ Change	% Change
Product revenue	$12,261	91%	$10,051	89%	$2,210	22%
License and development revenue	1,250	9%	1,250	11%	—	—%
Total revenue	$13,511	100%	$11,301	100%	$2,210	20%

Product revenue

	Three Months Ended March 31,
Segment	2017	2016	$ Change	% Change
Water	$10,716	$10,051	$665	7%
Oil & Gas	1,545	—	1,545	100%
Total product revenue	$12,261	$10,051	$2,210	22%

Total product revenue increased by $2.2 million, or 22%, to $12.3 million for the three months ended March 31, 2017 from $10.1 million for the three months ended March 31, 2016. Of the $2.2 million increase, $0.7 million was attributable to the Water Segment and $1.5 million was attributable to the Oil & Gas Segment.

The increase in Water Segment product revenue was primarily due to higher mega-project (“MPD”) shipments in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Of the $0.7 million increase in our Water Segment product revenue, $0.9 million related to MPD sales. The increase in MPD sales was offset by ($0.2) million lower aftermarket sales.

All of the $1.5 million increase in Oil & Gas Segment product revenue was due to the percentage-of-completion revenue recognition associated with the sale of multiple IsoBoost systems in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 when no percentage-of-completion revenue was recognized.

Product revenue attributable to domestic and international sales as a percentage of total product revenue was as follows:

	Three Months Ended March 31,
	2017	2016
Domestic revenue	2%	2%
International revenue	98%	98%
Total product revenue	100%	100%

License and development revenue

	Three Months Ended March 31,
Segment	2017	2016	$ Change	% Change
Water	$—	$—	$—	—%
Oil & Gas	1,250	1,250	—	—%
License and development revenue	$1,250	$1,250	$—	—%

License and development revenue was the same at $1.3 million for the both the three months ended March 31, 2017 and the three months ended March 31, 2016. The $1.3 million is representative of three months of amortization of the deferred revenue related to the VorTeq License Agreement.

License and development revenue attributable to domestic and international sales as a percentage of total license and development revenue was as follows:

	Three Months Ended March 31,
	2017	2016
Domestic revenue	—%	—%
International revenue	100%	100%
Total license and development revenue	100%	100%

Product gross profit

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product gross profit	$7,194	$457	$7,651	$6,377	$—	$6,377
Product gross margin	67%	30%	62%	63%	—	63%

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components.

Total product gross profit increased by $1.3 million, or 20%, to $7.7 million for the three months ended March 31, 2017 from $6.4 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, total product gross margin (total product gross profit as a percentage of total product revenue) was 62% compared to 63% for the three months ended March 31, 2016.

Water Segment product gross profit increased by $0.8 million, or 13%, to $7.2 million for the three months ended March 31, 2017 from $6.4 million for the three months ended March 31, 2016. The increase was primarily due to higher MPD sales in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Water Segment product gross margin was 67% for the three months ended March 31, 2017 compared to 63% for the three months ended March 31, 2016.

Oil & Gas Segment product gross profit increased to $0.5 million for the three months ended March 31, 2017 from $0 for the three months ended March 31, 2016. Oil & Gas Segment product gross margin was 30% for the three months ended March 31, 2017 compared to 0% for the three months ended March 31, 2016. The increase in gross profit and gross margin are due to the percentage-of-completion revenue recognition in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, when no percentage-of-completion revenue was recognized.

Manufacturing headcount increased to 43 as of March 31, 2017 from 42 as of March 31, 2016.

Stock-based compensation expense included in cost of revenue was $0.05 million for the three months ended March 31, 2017 and $0.04 million for the three months ended March 31, 2016.

Operating expenses

	Three Months Ended March 31,
	2017		2016		$ Change	% Change
Total revenue	$13,511	100%	$11,301	100%	$2,210	20%

Operating expenses:
General and administrative	4,408	33%	4,884	43%	(476)	(10%)
Sales and marketing	2,453	18%	2,070	18%	383	19%
Research and development	2,509	19%	2,665	24%	(156)	(6%)
Amortization of intangible assets	158	1%	157	1%	1	1%
Total operating expenses	$9,528	71%	$9,776	87%	$(248)	(3%)

General and administrative

General and administrative expense decreased by ($0.5) million, or 10%, to $4.4 million for the three months ended March 31, 2017 from $4.9 million for the three months ended March 31, 2016. Of the ($0.5) million decrease in general and administrative expense, ($0.2) million related to professional, legal, and other administrative costs and ($0.3) million related to stock-based compensation expense.

General and administrative headcount increased to 30 as of March 31, 2017 from 27 as of March 31, 2016.

Stock-based compensation expense included in general and administrative expense was $0.6 million for the three months ended March 31, 2017 and $0.9 million for the three months ended March 31, 2016.

Sales and marketing

Sales and marketing expense increased by $0.4 million, or 19%, to $2.5 million for the three months ended March 31, 2017 from $2.1 million for the three months ended March 31, 2016. Of the $0.4 million increase in sales and marketing expense, $0.3 million related to compensation, employee-related benefits, and commissions and $0.1 million related to marketing expense.

Sales and marketing headcount remained the same at 28 for both March 31, 2017 and March 31, 2016.

Stock-based compensation expense included in sales and marketing expense was $0.2 million for both the three months ended March 31, 2017 and March 31, 2016.

Research and development

Research and development expense decreased by ($0.2) million, or 6%, to $2.5 million for the three months ended March 31, 2017 from $2.7 million for the three months ended March 31, 2016. Of the ($0.2) million decrease in research and development expense, ($0.6) million related to direct research and development project costs associated with new product initiatives and other services. The decrease was offset by $0.4 million related to compensation, employee-related benefits, and stock-based compensation expense.

Research and development headcount increased to 24 as of March 31, 2017 from 19 as of March 31, 2016.

Stock-based compensation expense included in research and development expense was $0.3 million for the three months ended March 31, 2017 and $0.1 million for the three months ended March 31, 2016.

Amortization of intangible assets

Amortization of intangible assets is related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009.

Other income (expense)

	Three Months Ended March 31,
	2017		2016		$ Change	% Change
Total revenue	$13,511	100%	$11,301	100%	$2,210	20%

Other income (expense):
Interest expense	(1)	*	(1)	*	—	—
Other non-operating income (expense), net	118	1%	(21)	*	139	662%
Total other (expense) income	$117	1%	$(22)	*	$139	632%

* less than 1%

Other income (expense) increased by $0.1 million, or 632%, to income of $0.1 million for the three months ended March 31, 2017 from expense of ($0.02) million for the three months ended March 31, 2016. The increase was primarily due to higher interest income associated with increased investment income from our investments in marketable securities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Income taxes

Our income tax benefit was ($0.1) million for the three months ended March 31, 2017 compared to a tax benefit of ($0.2) million for the three months ended March 31, 2016. The tax benefit of ($0.1) million for the three months ended March 31, 2017 was primarily related to a tax benefit from losses in our Ireland subsidiary which was partially offset by tax expense related to the deferred tax effects associated with the amortization of goodwill and to other taxes. The tax benefit of ($0.2) million for the three months ended March 31, 2016 was primarily related to a tax benefit from losses in our Ireland subsidiary which was partially offset by tax expense related to the deferred tax effects associated with the amortization of goodwill and to other taxes.

Liquidity and Capital Resources

Overview

Historically, our primary source of cash has been proceeds from customer payments for our products and services and the issuance of common stock. In October 2015, we received a payment of $75 million for an exclusive license to our VorTeq technology. As of March 31, 2017, we have issued common stock for aggregate net proceeds of $97.8 million, excluding common stock issued in exchange for promissory notes. The proceeds from the sales of common stock have been used to fund our operations and capital expenditures.

As of March 31, 2017, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $58.7 million that are invested primarily in money market funds; short-term investments of $38.7 million that are primarily invested in marketable debt securities; and accounts receivable of $9.2 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We currently have unbilled receivables pertaining to customer contractual holdback provisions, whereby we will invoice the final retention payment(s) due under a certain sales contract in the next two (2) to six (6) months. The customer holdbacks represent amounts intended to provide a form of security to the customer, accordingly, these receivables have not been discounted to present value. At March 31, 2017 we had $2.2 million of short-term unbilled receivables.

In June 2012, we entered into a loan agreement with a financial institution. The loan agreement was amended in June 2015, (as amended, the “Loan Agreement”). The Loan Agreement provided for a total available credit line of $16.0 million. Under the Loan Agreement, we were allowed to draw advances not to exceed the lesser of the $16 million credit line or the credit line minus all outstanding revolving loans. Revolving loans could be in the form of a base rate loan that bore interest equal to the prime rate or a Eurodollar loan that bore interest equal to the adjusted LIBOR rate plus 1.25%. Stand-by letters of credit were subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility was subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The Loan Agreement also required us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. This Loan Agreement was terminated on January 24, 2017. With the termination of the Loan Agreement, the cash collateral requirement was increased to 105% on all outstanding stand-by letters of credit and all outstanding corporate credit cards that survived the termination.

At March 31, 2017 there were no advances drawn under the Loan Agreement. Stand-by letters of credit issued from this financial institution and collateralized by restricted cash totaled $2.9 million as of March 31, 2017. Total cash restricted related to these stand-by letters of credit totaled $3.1 million. Of the $3.1 million in restricted cash, $1.7 million was classified as current and $1.4 million was classified as non-current. As of March 31, 2017, restricted cash related to credit cards issued at this institution was $0.7 million, all of which was classified as current.

On January 27, 2017, we entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with another financial institution. The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. Under the Loan and Pledge Agreement we are allowed to borrow and request letters of credit against the eligible assets held from time to time in the pledged account maintained with the financial institution. Stand-by letters of credit are secured by pledged U.S. investments and there is no cash collateral balance required. Stand-by letters of credit are subject to fees, in an amount equal to 0.7% per annum of the face amount of the letter of credit, that are payable quarterly and are non-refundable. Revolving loans incur interest per annum at a base rate equal to the LIBOR rate plus 1.5%. Any default bears the aforementioned interest rate plus an additional 2%. The unused portion of the credit line is subject to a fee equal to the product of 0.20% per annum multiplied by the difference, if positive, between $16.0 million and the average daily balance of all advances under the committed facility plus aggregate average daily undrawn amounts of all letters of credit issued under the committed facility during the immediately preceding month or portion thereof.

The Loan and Pledge Agreement was amended on March 17, 2017 to increase the amount of allowable stand-by letters of credit held with other financial institutions from $4.1 million to $5.1 million. At March 31, 2017 we had stand-by letters of credit at this financial institution totaling $3.0 million. Total restricted cash related to these stand-by letters of credit totaled $0.

At March 31, 2017, we also had stand-by letters of credit collateralized by restricted cash at another financial institution totaling $1.0 million. Total restricted cash related to these stand-by letters of credit totaled $1.0 million as of March 31, 2017, all of which was classified as current.

Restricted cash related to all stand-by letters of credit at March 31, 2017 totaled $4.1 million.

Cash Flows from Operating Activities

Net cash used in operating activities was ($4.8) million and ($0.3) million for the three months ended March 31, 2017 and March 31, 2016, respectively.

For the three months ended March 31, 2017, a net loss of ($0.4) million was adjusted to $1.6 million by non-cash items totaling $2.0 million. For the three months ended March 31, 2016, a net loss of ($2.0) million was adjusted to $0 by non-cash items totaling $2.0 million.

Non-cash adjustments of $2.0 million during the three months ended March 31, 2017 primarily include share-based compensation of $1.1 million and depreciation and amortization of $0.9 million.

Non-cash adjustments of $2.0 million during the three months ended March 31, 2016 primarily include share-based compensation of $1.2 million and depreciation and amortization of $0.9 million.

The net cash impact from changes in assets and liabilities was approximately ($6.4) million and ($0.2) million for the three months ended March 31, 2017 and March 31, 2016, respectively. Net changes in assets and liabilities during the three months ended March 31, 2017 of ($6.4) million was primarily attributable to a decrease of ($3.2) million in accrued expenses and other liabilities; an increase of ($2.0) million in unbilled receivables; an increase of ($1.5) million in cost and estimated earnings in excess of billings; a decrease of ($1.3) million in non-current deferred revenue related to the recognition of revenue related to the VorTeq License Agreement; an increase of ($0.5) million in prepaid expenses and other assets; an increase of ($0.3) million in inventory; and a decrease of ($0.3) million in product deferred revenue. These changes were offset by a decrease of $2.6 million in accounts receivable as a result of customer payments and an increase of $0.1 million in accounts payable.

Net changes in assets and liabilities during the three months ended March 31, 2016 of ($0.2) million were primarily attributable to a decrease of $4.0 million in accounts receivable and unbilled receivables as a result of the collections and the timing of invoices for projects shipped previously and an increase of $0.7 million in accounts payable due to the timing of payments to vendors. These changes were offset by a decrease of ($2.8) million in accrued expenses and other current liabilities due to the timing of payments to employees and other third parties; a decrease of ($1.3) million in non-current deferred revenue related to the recognition of revenue related to the VorTeq License Agreement; an increase of ($0.6) million in prepaid expenses, other current assets, and inventory; and a decrease of ($0.2) million in current deferred revenue due to the timing of invoices

Cash Flows from Investing Activities

Net cash used in investing activities was ($0.7) million and ($0.5) million for the three months ended March 31, 2017 and March 31, 2016, respectively. Cash flows used in investing activities for the three months ended March 31, 2017 of ($0.7) million were primarily due to ($9.4) million used to purchase additional marketable securities; ($0.5) million used for capital expenditures; and a ($0.5) million increase in restricted cash offset by $9.7 million of cash provided from the maturity of marketable securities .

Cash flows used in investing activities for the three months ended March 31, 2016 of ($0.5) million were due to an increase in restricted cash to collateralize stand-by letters of credit and cash used for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $2.8 million and ($2.6) million for the three months ended March 31, 2017 and March 31, 2016, respectively. Net cash provided by financing activities during the three months ended March 31, 2017 of $2.8 million consisted of $3.0 million received for the issuance of common stock due to option exercises which was partially offset by ($0.2) million related to shares withheld from the vesting of restricted stock for tax withholdings.

Net cash used in financing activities during the three months ended March 31, 2016 of ($2.6) million consisted of ($4.1) million used to repurchase our common stock related to a repurchase program which was partially offset by $1.5 million received for the issuance of common stock due to option exercises.

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

We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of March 31, 2017, we believe that our exposure related to these guarantees and indemnities was not material.

The following is a summary of our contractual obligations as of March 31, 2017 (in thousands):

	Payments Due by Period
Contractual obligations	Less Than 1 Year	1-3 Years	3-5 Years	Total
Operating leases	$1,294	$3,181	$34	$4,509
Loan payable	9	27	—	36
Purchase obligations	7,281	—	—	7,281
Total contractual obligations	$8,584	$3,208	$34	$11,826

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in currency exchange rates and interest rates in Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Interest Rate Risk and Credit Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents and short-term investments. At March 31, 2017, our short-term investments totaled $38.7 million. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. Our current investments are primarily in high-quality, short-term and long-term debt instruments of high-quality corporate issuers. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than eighteen months. A hypothetical 1% increase in interest rates would have resulted in a $0.2 million decrease in the fair value of our fixed-income debt securities as of March 31, 2017.

Concentration of Credit Rate Risk

Our investments in marketable debt securities are subject to potential loss of value due to counterparty credit risk. To minimize this risk, we invest pursuant to a Board-approved investment policy. The policy mandates high-credit-rating requirements and restricts our exposure to any single corporate issuer or sector by imposing concentration limits.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our President and Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer), have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting during the period covered by this report that, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Note 9 – “Commitments and Contingencies,” under the caption “Litigation” of our Annual Report on Form 10-K filed with the SEC on March 10, 2017, provides information on certain litigation in which we are involved.

For an update on the litigation previously disclosed in our Form 10-K, see the discussion in Note 9 – “Commitments and Contingencies,” under the caption “Litigation” of this Quarterly Report on Form 10-Q, which discussion is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There has been no material changes in our risk factors from those disclosed in Part I, Item 1A, in our Annual Report on Form 10-K filed on March 10, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index following the Signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Energy Recovery, Inc.

By:	/s/ JOEL GAY	President and Chief Executive Officer	May 4, 2017
	Joel Gay	(Principal Executive Officer)

	/s/ CHRIS GANNON	Chief Financial Officer	May 4, 2017
	Chris Gannon	(Principal Financial Officer)

Exhibit List

Exhibit No.	Description
10.1	First Amendment to Loan and Pledge Agreement by and between Energy Recovery, Inc. and Citibank, N.A.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

33