Form 10-Q
period 2017-06-30
Energy Recovery, Inc.
filed 2017-08-03
CIK 1421517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Yes ☐ No ☑

As of July 31, 2017, there were 53,576,521 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value)

(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$33,281	$61,364
Restricted cash	2,478	2,297
Short-term investments	57,478	39,073
Accounts receivable, net of allowance for doubtful accounts of $95 and $130 at June 30, 2017 and December 31, 2016, respectively	12,347	11,759
Unbilled receivables, current	451	190
Cost and estimated earnings in excess of billings	3,861	1,825
Inventories	6,370	4,550
Prepaid expenses and other current assets	1,835	1,311
Total current assets	118,101	122,369
Restricted cash, non-current	778	2,087
Deferred tax assets, non-current	1,631	1,270
Property and equipment, net of accumulated depreciation of $22,626 and $21,385 at June 30, 2017 and December 31, 2016, respectively	10,974	8,643
Goodwill	12,790	12,790
Other intangible assets, net	1,585	1,900
Other assets, non-current	2	4
Total assets	$145,861	$149,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,829	$1,505
Accrued expenses and other current liabilities	6,883	9,019
Income taxes payable	80	16
Accrued warranty reserve	374	406
Deferred revenue	5,856	6,201
Current portion of long-term debt	11	11
Total current liabilities	16,033	17,158
Long-term debt, net of current portion	22	27
Deferred tax liabilities, non-current	2,361	2,233
Deferred revenue, non-current	61,458	63,958
Other non-current liabilities	459	554
Total liabilities	80,333	83,930
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 57,835,209 shares issued and 53,572,376 shares outstanding at June 30, 2017, and 56,884,207 shares issued and 53,162,551, shares outstanding at December 31, 2016	58	57
Additional paid-in capital	145,296	139,676
Accumulated other comprehensive loss	(87)	(118)
Treasury stock, at cost, 4,262,833 repurchased at June 30, 2017 and 3,721,656 repurchased at December 31, 2016	(20,486)	(16,210)
Accumulated deficit	(59,253)	(58,272)
Total stockholders’ equity	65,528	65,133
Total liabilities and stockholders’ equity	$145,861	$149,063

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product revenue	$10,922	$11,973	$23,183	$22,024
Product cost of revenue	3,530	4,236	8,140	7,910
Product gross profit	7,392	7,737	15,043	14,114

License and development revenue	1,250	1,250	2,500	2,500

Operating expenses:
General and administrative	3,927	3,992	8,335	8,876
Sales and marketing	2,174	1,935	4,627	4,005
Research and development	3,077	2,422	5,586	5,087
Amortization of intangible assets	158	158	316	315
Total operating expenses	9,336	8,507	18,864	18,283

(Loss) income from operations	(694)	480	(1,321)	(1,669)

Other (expense) income:
Interest expense	—	—	(1)	(1)
Other non-operating income	111	79	229	58
(Loss) income before income taxes	(583)	559	(1,093)	(1,612)
(Benefit from) provision for income taxes	(35)	103	(112)	(102)
Net (loss) income	$(548)	$456	$(981)	$(1,510)

Basic net (loss) income per share	$(0.01)	$0.01	$(0.02)	$(0.03)
Diluted net (loss) income per share	$(0.01)	$0.01	$(0.02)	$(0.03)

Shares used in basic per share calculation	53,748	52,369	53,786	52,288
Shares used in diluted per share calculation	53,748	55,698	53,786	52,288

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(548)	$456	$(981)	$(1,510)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	25	6	35	(6)
Unrealized loss on investments	(5)	(32)	(4)	(31)
Other comprehensive income (loss)	20	(26)	31	(37)
Comprehensive (loss) income	$(528)	$430	$(950)	$(1,547)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(981)	$(1,510)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	2,120	1,865
Depreciation and amortization	1,820	1,851
Amortization of premiums on investments	230	34
Provision for warranty claims	91	96
Unrealized loss on foreign currency transactions	16	52
Provision for doubtful accounts	10	16
Change in fair value of put options	—	33
Other non-cash adjustments	(93)	(49)
Valuation adjustments for excess or obsolete inventory	(119)	(42)
Reversal of accruals related to expired warranties	(123)	(146)
Deferred income taxes	(233)	(199)
Changes in operating assets and liabilities:
Accounts payable	1,324	(347)
Income taxes payable	64	89
Unbilled receivables	(261)	81
Deferred revenue, product	(307)	855
Prepaid and other assets	(522)	(384)
Accounts receivable	(598)	3,333
Inventories	(1,701)	389
Cost and estimated earnings in excess of billings	(2,036)	—
Accrued expenses and other liabilities	(2,185)	(2,668)
Deferred revenue, license and development	(2,500)	(2,500)
Net cash (used in) provided by operating activities	(5,984)	849
Cash Flows From Investing Activities
Maturities of marketable securities	12,505	—
Restricted cash	1,128	(315)
Capital expenditures	(3,777)	(613)
Purchases of marketable securities	(31,146)	(14,903)
Net cash used in investing activities	(21,290)	(15,831)
Cash Flows From Financing Activities
Net proceeds from issuance of common stock	3,682	2,511
Repayment of long-term debt	(5)	(5)
Tax payment for employee shares withheld	(195)	—
Repurchase of common stock	(4,276)	(8,378)
Net cash used in financing activities	(794)	(5,872)
Effect of exchange rate differences on cash and cash equivalents	(15)	(90)
Net change in cash and cash equivalents	(28,083)	(20,944)
Cash and cash equivalents, beginning of period	61,364	99,931
Cash and cash equivalents, end of period	$33,281	$78,987

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Energy Recovery, Inc. (the “Company,” “Energy Recovery,” “our,” “us,” and “we”) is an energy solutions provider to industrial fluid flow markets worldwide. Our core competencies are fluid dynamics and advanced material science. Our products make industrial processes more operationally and capital expenditure efficient. Our solutions convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our solutions are marketed and sold in fluid flow markets, such as water, oil & gas, and chemical processing, under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, VorTeq™, MTeq™, IsoBoost®, IsoGen®, AT™, and AquaBold™. We own, manufacture, and/or develop our solutions, in whole or in part, in the United States of America, (“U.S.”) and the Republic of Ireland.

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

The accompanying condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements, and may not include all disclosures required by GAAP; however, we believe that the disclosures are adequate to make the information presented not misleading. The June 30, 2017 unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on March 10, 2017.

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

We expect to adopt the guidance of ASU 2014-09 as of January 1, 2018. ASU 2014-09 permits the use of either the full retrospective or cumulative effect transition (modified retrospective) method. We formed a project team, which has operated since 2014, to evaluate internal processes and to implement the standard. We are still in the process of deciding whether we will use the full retrospective method or the modified retrospective method, and have not yet selected a transition method. We continue to evaluate the effect that ASU 2014-09 will have on our financial statements and related disclosures. For revenue streams related to water desalination products, we do not expect the impact to be material. For transactions accounted for under the percentage-of-completion method we are still assessing the impact but, at this point, we do not expect the impact to be material. For license and development revenue, there may be a material difference in the timing of revenue recognition under the new standard. At this time, we are still performing our analysis and we will continue to assess the impact on our revenue streams in 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 impacts any entity that enters into a lease with some specified scope exceptions. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We are in the process of assessing the effect of this guidance and we have not yet selected a transition date nor have we determined the impact of this guidance on our financial statements. We are considering the possibility of early adoption beginning January 1, 2018.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the income statement. Previously, these amounts were recognized directly to shareholder’s equity. The excess tax benefit from share-based compensation, previously classified as a financing activity, will be classified as an operating activity. Additionally, cash paid when directly withholding shares on an employee’s behalf for tax withholding purposes, is classified as a financing activity. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted this guidance effective January 1, 2017. The adoption resulted in an increase to the net operating loss carryforward deferred tax asset and a corresponding increase in valuation allowance of $6.9 million attributable to excess tax benefits not previously recognized as they did not reduce income taxes payable. We elected to continue to estimate forfeitures as part of the recognition of cost associated with equity awards. We applied prospectively all excess tax benefits and tax deficiencies resulting from settlement of awards after the date of adoption. No adjustments were recorded for any windfall benefits previously recorded in additional paid-in capital. We withheld shares valued at $0.2 million for tax withholding purposes for the six months ended June 30, 2017 and reflected this in the cash flow statement as a financing activity.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. ASU 2016-18 requires that the Consolidated Statement of Cash Flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The standard also requires reconciliation between the total cash and equivalents and restricted cash presented on the Consolidated Statement of Cash Flows and the cash and cash equivalents balance presented on the Consolidated Balance Sheet. ASU 2016-18 is effective retrospectively on January 1, 2018, with early adoption permitted. We have not yet selected a transition date. We do not expect the adoption of this standard to have a material impact on our financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 of the goodwill impairment quantitative test and allows for the determination of impairment by comparing the fair value of the reporting unit with its carrying amount. The amendments in this updates should be applied on a prospective basis. For public entities which are Securities and Exchange Commission filers, this amendment is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for testing dates after January 1, 2017. We expect to adopt this standard January 1, 2020 and do not expect the adoption of this standard to have a material impact on our financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-base payment award require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017.

Note 2 — Goodwill and Other Intangible Assets

Goodwill was $12.8 million as of June 30, 2017 and December 31, 2016, which was the result of our acquisition of Pump Engineering, LLC in December 2009. During the three and six months ended June 30, 2017, there were no changes in the recognized amount of goodwill, and there has been no impairment of goodwill to date.

The components of identifiable other intangible assets, all of which are finite-lived, as of the dates indicated were as follows (in thousands):

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(4,626)	$—	$1,474
Non-compete agreements	1,310	(1,310)	—	—
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(990)	—	—
Patents	585	(432)	(42)	111
Total	$11,485	$(8,838)	$(1,062)	$1,585

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(4,321)	$—	$1,779
Non-compete agreements	1,310	(1,310)	—	—
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(990)	—	—
Patents	585	(422)	(42)	121
Total	$11,485	$(8,523)	$(1,062)	$1,900

Accumulated impairment losses at June 30, 2017 and December 31, 2016 include impairment charges for trademarks in 2012 and impairment charges for patents in 2007 and 2010.

Note 3 — (Loss) income per Share

Basic and diluted net (loss) income per share is based on the weighted average number of common shares outstanding during the period. Potential dilutive securities are excluded from the calculation of loss per share, as their inclusion would be anti-dilutive.

The following table shows the computation of basic and diluted (loss) income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(548)	$456	$(981)	$(1,510)

Denominator:
Basic weighted average common shares outstanding	53,748	52,369	53,786	52,288
Weighted average effect of dilutive stock awards	—	3,329	—	—
Diluted weighted average common shares outstanding	53,748	55,698	53,786	52,288

Basic net (loss) income per share	$(0.01)	$0.01	$(0.02)	$(0.03)
Diluted net (loss) income per share	$(0.01)	$0.01	$(0.02)	$(0.03)

The following potential common shares were excluded from the computation of diluted (loss) income per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	5,456	3,937	5,456	7,234
Restricted stock units	299	182	299	214

Note 4 — Other Financial Information

Restricted Cash

We have pledged cash in connection with certain stand-by letters of credit and company credit cards. We have deposited corresponding amounts into accounts at several financial institutions for these items as follows (in thousands):

	June 30, 2017	December 31, 2016
Collateral for credit cards	$167	$—
Collateral for stand-by letters of credit	2,311	2,297
Current restricted cash	$2,478	$2,297

Collateral for credit cards	$85	$—
Collateral for stand-by letters of credit	693	2,087
Non-current restricted cash	$778	$2,087
Total restricted cash	$3,256	$4,384

Inventories

Our inventories are stated at the lower of cost (using the first-in, first-out method) or market and consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$1,791	$1,783
Work in process	1,745	1,146
Finished goods	2,834	1,621
Inventories, net	$6,370	$4,550

Prepaid and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Prepaid rent	$159	$9
Interest receivable	294	272
Supplier advances	508	73
Other prepaid expenses and current assets	874	957
Total prepaid expenses and other current assets	$1,835	$1,311

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Other accrued expenses and current liabilities	1,800	2,253
Unbilled project costs	1,960	1,069
Payroll and commissions payable	3,123	5,697
Total accrued expenses and other current liabilities	$6,883	$9,019

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the six months ended June 30, 2017, were as follows (in thousands):

	Foreign Currency Translation Adjustments Net of Tax Benefit	Unrealized Losses on Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(90)	$(28)	$(118)
Net other comprehensive income (loss)	35	(4)	31
Balance, June 30, 2017	$(55)	$(32)	$(87)

There were no reclassifications of amounts out of accumulated other comprehensive loss, as there have been no sales of securities or translation adjustments that impacted other comprehensive loss during the quarter. The tax impact of the changes in accumulated other comprehensive loss were not material.

Note 5 — Investments

Our short-term investments are all classified as available-for-sale. There were no sales of available-for-sale securities during the three or six months ended June 30, 2017.

Available-for-sale securities as of the dates indicated consisted of the following (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate notes and bonds	$57,513	$1	$(36)	$57,478
Total short-term investments	$57,513	$1	$(36)	$57,478

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate notes and bonds	$39,100	$6	$(33)	$39,073
Total short-term investments	$39,100	$6	$(33)	$39,073

Gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated, aggregated by investment category and length of time that the security has been in a continuous loss position, were as follows (in thousands):

	June 30, 2017
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$54,536	$(36)	$—	$—	$54,536	$(36)
Total	$54,536	$(36)	$—	$—	$54,536	$(36)

	December 31, 2016
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$29,667	$(33)	$—	$—	$29,667	$(33)
Total	$29,667	$(33)	$—	$—	$29,667	$(33)

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of June 30, 2017 are shown below by contractual maturity (in thousands):

	June 30, 2017
	Amortized Cost	Fair Value
Due in one year or less	$57,513	$57,478
Total available-for-sale securities	$57,513	$57,478

Note 6 — Long-Term Debt and Line of Credit

Debt

In March 2015, we entered into a loan agreement with a financial institution for a $55,000 fixed-rate installment loan carrying an annual interest rate of 6.35%. The loan is payable in equal monthly installments and matures on April 2, 2020. The note is secured by the asset purchased.

Long-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Loan payable	$33	$38
Less: current portion	(11)	(11)
Total long-term debt	$22	$27

Future minimum principal payments due under long-term debt arrangements consist of the following (in thousands):

June 30, 2017
2017 (remaining six months)	$6
2018	11
2019	12
2020	4
Total long-term debt	$33

Line of Credit

In June 2012, we entered into a loan agreement with a financial institution. The loan agreement was amended in June 2015, (as amended, the “Loan Agreement”). The Loan Agreement provided for a total available credit line of $16.0 million. Under the Loan Agreement, we were allowed to draw advances not to exceed the lesser of the $16 million credit line or the credit line minus all outstanding revolving loans. Revolving loans could be in the form of a base rate loan that bore interest equal to the prime rate or a Eurodollar loan that bore interest equal to the adjusted LIBOR rate plus 1.25%. Stand-by letters of credit were subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility was subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The Loan Agreement also required us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. This Loan Agreement was terminated on January 24, 2017. With the termination of the Loan Agreement, the cash collateral requirement was increased to 105% on all stand-by letters of credit and all corporate credit cards outstanding at termination. At December 31, 2016, there were no advances drawn under the Loan Agreement. Stand-by letters of credit collateralized by restricted cash totaled $1.9 million and $3.1 million as of June 30, 2017 and December 31, 2016, respectively. Total cash restricted related to these stand-by letters of credit totaled $2.0 million and $3.1 million as of June 30, 2017 and December 31, 2016, respectively.

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

The Loan and Pledge Agreement was amended on March 17, 2017 to increase the amount of allowable stand-by letters of credit held with other financial institutions from $4.1 million to $5.1 million. At June 30, 2017 and December 31, 2016, we had stand-by letters of credit at this financial institution totaling $4.9 million and $0.3 million, respectively. Total cash restricted related to these stand-by letters of credit totaled $0 and $0.3 million at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017 and December 31, 2016, we also had stand-by letters of credit collateralized by restricted cash at another financial institution totaling $1.0 million and $1.0 million, respectively. Total cash restricted related to these stand-by letters of credit totaled $1.0 million and $1.0 million as of June 30, 2017 and December 31, 2016, respectively.

Restricted cash related to all stand-by letters of credit at June 30, 2017 and December 31, 2016 totaled $3.0 million and $4.4 million, respectively.

Note 7 — Equity

Stock Repurchase Program

In March 2017, our Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, could repurchase up to $15.0 million in aggregate cost of our outstanding common stock through September 30, 2017. As of June 30, 2017, 541,177 shares, at an aggregate cost of $4.3 million had been repurchased under the authorization. We account for stock repurchases using the cost method. Cost includes fees charged in connection with acquiring the outstanding common stock.

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

Share-Based Compensation Expense

For the three and six months ended June 30, 2017 and 2016, we recognized share-based compensation expense related to employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$27	$24	$76	$62
General and administrative	551	373	1,118	1,257
Sales and marketing	200	125	437	284
Research and development	229	155	489	262
Total share-based compensation expense	$1,007	$677	$2,120	$1,865

Stock Option Plan

In June 2016, our stockholders approved the 2016 Incentive Plan (the “Plan”), that permits the grant of stock options, stock appreciation rights (“SARs”), restricted stock (“RS” or “RSA”), restricted stock units (“RSUs”), performance units, performance shares, and other stock-based awards to employees, officers, directors, and consultants. Prior to the approval of the Plan, we maintained the Amended and Restated 2008 Equity Incentive Plan (the “Prior Plan”). Stock-based awards granted under the Plan and the Prior Plan, generally vest over four years and expire no more than ten years after the date of grant. Subject to adjustments, as provided in the Plan, the number of shares of common stock initially authorized for issuance under the Plan was 4,441,083 (which consist of 3,830,000 new shares plus 611,083 shares that were authorized and unissued under the Prior Plan) plus up to 7,635,410 shares that were set aside for awards granted under the Prior Plan that are subsequently forfeited. The Plan supersedes all previously issued stock incentive plans (including the Prior Plan) and is currently the only available plan from which equity awards may be granted.

Stock Option Activity

The following table summarizes the stock option activity under the Plan and includes options granted under all previous plans.

	Options Outstanding
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(in Years)	Aggregate Intrinsic Value (2)
Balance December 31, 2016	5,882,861	$4.81	6.3	$32,683,000
Granted	664,636	$9.61	—	—
Exercised	(908,397)	$4.05	—	—
Forfeited	(183,317)	$6.47	—	—
Balance June 30, 2017	5,455,783	$5.46	6.8	$16,777,000

Vested and exercisable as of June 30, 2017	3,392,943	$4.74	5.8	$12,250,000
Vested and exercisable as of June 30, 2017 and expected to vest thereafter (1)	5,090,353	$5.32	6.7	$16,160,000

(1)	Options that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of ASC 718. “Compensation – Stock Compensation.”
(2)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of June 30, 2017 and December 31, 2016 of $8.29 and $10.35 per share, respectively.

As of June 30, 2017, total unrecognized compensation cost related to non-vested option awards, net of estimated forfeitures, was $6.1 million, which is expected to be recognized as expense over a weighted average period of approximately 2.7 years.

Restricted Stock Unit Activity

The following table summarizes the restricted stock unit activity under the Plan and includes restricted stock units granted under all previous plans.

	Units	Weighted Average Grant- Date Fair Value Per Unit
Unvested at December 31, 2016	213,514	$8.65
Awarded	161,415	$10.15
Vested	(65,639)	$8.65
Forfeited	(10,681)	$8.52
Unvested at June 30, 2017	298,609	$9.47

As of June 30, 2017, total unrecognized compensation cost related to non-vested restricted stock units, net of estimated forfeitures, was $2.0 million, which is expected to be recognized as expense over a weighted average period of approximately 3.2 years.

Note 8 — Income Taxes

The effective tax rate for the six months ended June 30, 2017 and 2016 was 10.2% and 6.3%, respectively. As of December 31, 2016, a valuation allowance of approximately $21.1 million reduced our deferred income tax assets to the amount expected to be realized. The tax benefit recognized for the three and six months ended June 30, 2017, was primarily related to losses in our Ireland subsidiary.

Note 9 — Commitments and Contingencies

Operating Lease Obligations

We lease facilities under fixed non-cancellable operating leases that expire on various dates through July 2021. Future minimum lease payments consist of the following (in thousands):

June 30, 2017
2017 (remaining six months)	$860
2018	1,667
2019	1,461
2020	59
2021	34
Total future minimum lease payments	$4,081

Product Warranty

The following table summarizes the activity related to the product warranty liability during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$398	$428	$406	$461
Warranty costs charged to cost of revenue	36	54	91	96
Release of accrual for expired warranties	(60)	(71)	(123)	(146)
Balance, end of period	$374	$411	$374	$411

Purchase Obligations

We enter into purchase order arrangements with our vendors. As of June 30, 2017, there were open purchase orders for which we had not yet received the related goods or services. These arrangements are subject to change based on our sales demand forecasts, and we have the right to cancel the arrangements prior to the date of delivery. As of June 30, 2017, we had approximately $4.6 million of cancellable open purchase order arrangements related primarily to materials and parts.

Guarantees

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2017 and December 31, 2016.

In certain cases, we issue warranty and product performance guarantees to our customers for amounts generally equal to 10% or less of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance. These guarantees are generally stand-by letters of credit that typically remain in place for periods ranging up to twenty-four (24) months, and in some cases up to fifty-eight (58) months. All stand-by letters of credit at June 30, 2017 and December 31, 2016, totaled $7.8 million and $4.4 million, respectively.

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

On January 20 and 27, 2015, two stockholder class action complaints were filed against the Company in the United States District Court of the Northern District of California, on behalf of Energy Recovery stockholders under the captions, Joseph Sabatino v. Energy Recovery, Inc. et al., Case No. 3:15-cv-00265 EMC, and Thomas C. Mowdy v. Energy Recovery, Inc, et al., Case No. 3:15-cv-00374 EMC. The complaints have now been consolidated under the caption, In Re Energy Recovery Inc. Securities Litigation, Case No. 3:15-cv-00265 EMC. The consolidated complaint alleges violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act of 1934 based upon alleged public misrepresentations and seeks the recovery of unspecified monetary damages. On October 12, 2016, the Company and the attorneys representing the class reached an agreement in principle to settle all outstanding claims in the case. As part of the settlement agreement, the Company has agreed to pay the class an amount equal to $3,850,000, the entirety of which will be borne by the Company’s insurer. The settlement agreement was granted preliminary approval by the United States District Court of the Northern District of California and a final approval hearing has been scheduled for August 2017.

On February 18 and July 27, 2016, two derivative action complaints were filed in the Superior Court for the State of California, County of Alameda where the Company was named as a nominal defendant under the captions, Goldberg v. Rooney, et al., HG 16804359, and Gerald McManiman v. Gay, et al., RG 16824960. The complaints have been consolidated under the caption, In Re Energy Recovery, Inc. Derivative Litigation, HG16804359. The consolidated complaint alleges breach of fiduciary duty, waste of corporate assets, and unjust enrichment causes of action against the individually named defendants. Based on currently available information and review with outside counsel, the Company is not able to estimate a potential loss, if any, due to the early stage of the matter.

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

The following summarizes financial information by segment for the periods presented (in thousands):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product revenue	$9,764	$1,158	$10,922	$11,973	$—	$11,973
Product cost of revenue	2,663	867	3,530	4,236	—	4,236
Product gross profit	7,101	291	7,392	7,737	—	7,737

License and development revenue	—	1,250	1,250	—	1,250	1,250

Operating expenses:
General and administrative	313	375	688	263	184	447
Sales and marketing	1,244	563	1,807	1,100	576	1,676
Research and development	232	2,819	3,051	333	2,074	2,407
Amortization of intangibles	158	—	158	158	—	158
Total operating expenses	1,947	3,757	5,704	1,854	2,834	4,688

Operating income (loss)	$5,154	$(2,216)	2,938	$5,883	$(1,584)	4,299
Less:
Corporate operating expenses			3,632			3,819
Consolidated operating (loss) income			(694)			480
Non-operating income			111			79
(Loss) income before income taxes			$(583)			$559

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product revenue	$20,480	$2,703	$23,183	$22,024	$—	$22,024
Product cost of revenue	6,185	1,955	8,140	7,910	—	7,910
Product gross profit	14,295	748	15,043	14,114	—	14,114

License and development revenue	—	2,500	2,500	—	2,500	2,500

Operating expenses:
General and administrative	631	724	1,355	482	372	854
Sales and marketing	2,743	1,204	3,947	2,229	1,383	3,612
Research and development	494	5,065	5,559	692	4,371	5,063
Amortization of intangibles	316	—	316	315	—	315
Total operating expenses	4,184	6,993	11,177	3,718	6,126	9,844

Operating income (loss)	$10,111	$(3,745)	6,366	$10,396	$(3,626)	6,770
Less:
Corporate operating expenses			7,687			8,439
Consolidated operating loss			(1,321)			(1,669)
Non-operating income			228			57
Loss before income taxes			$(1,093)			$(1,612)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Domestic product revenue	$697	$219	$984	$404
International product revenue	10,225	11,754	22,199	21,620
Total product revenue	$10,922	$11,973	$23,183	$22,024

Product revenue by country:
Egypt	20%	19%	15%	11%
Saudi Arabia	18%	3%	16%	2%
India	11%	5%	12%	3%
Oman	4%	5%	20%	3%
China	9%	25%	4%	15%
Qatar	* %	* %	* %	18%
United States	6%	2%	4%	2%
Other **	32%	41%	29%	46%
Total	100%	100%	100%	100%

*	Less than 1% or none.
**	Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our product revenue during the periods presented.

All of our long-lived assets were located in the United States at June 30, 2017 and December 31, 2016.

Note 11 — Concentrations

Customers accounting for 10% or more of our accounts receivable and unbilled receivables were as follows:

	June 30, 2017	December 31, 2016
Customer A	27%	16%
Customer B	23%	6%
Customer C	17%	6%
Customer D	* %	13%
*	Less than 1% or none.

Revenue from customers representing 10% or more of product revenue varies from period to period. For the periods indicated, customers representing 10% or more of product revenue were:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
Customer C	20%	11%		13%	6%
Customer A	11%	*	%	12%	*	%
Customer E	10%	*	%	8%	*	%
Customer F	* %	*	%	18%	*	%
Customer G	8%	20%		4%	12%
Customer H	2%	1%		1%	19%

*     Less than 1% or none.

No other customer accounted for more than 10% of our product revenue during any period presented.

One customer, Customer I, accounts for 100% of our license and development revenue for the three months ended June 30, 2017 and 2016.

Vendors accounting for 10% or more of our accounts payable were as follows:

	June 30, 2017	December 31, 2016
Vendor A	17%	*	%
Vendor B	2%	18%
*	Less than 1% or none.

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

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, unbilled receivables, cost and estimated earnings in excess of billings, accounts payable, and other accrued expenses approximate fair value due to the short-term maturity of those instruments. For our investments in available-for-sale securities, if quoted prices in active markets for identical investments are not available to determine fair value (Level 1), then we use quoted prices for similar assets or inputs other than quoted prices that are observable either directly or indirectly (Level 2). The investments included in Level 2 consist of corporate agency obligations.

The fair value of financial assets and liabilities measured on a recurring basis for the indicated periods was as follows (in thousands):

	June 30, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$57,478	$—	$57,478	$—
Total assets	$57,478	$—	$57,478	$—

	December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$39,073	$—	$39,073	$—
Total assets	$39,073	$—	$39,073	$—

Note 13 — Related Party Transactions

In the first quarter of 2017, the Company extended an employee loan to one of its employees for $21,786. The loan is repayable to the Company monthly over six months and is non-interest bearing. As of June 30, 2017 the loan balance was $10,894.

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

●	our plan to improve our existing energy recovery devices and to develop and manufacture new and enhanced versions of these devices;

●	our belief that our PX® energy recovery devices are the most cost-effective energy recovery devices over time and will result in the lowest life-cycle costs;

●	our belief that our turbocharger devices have long operating lives;

●	our objective of finding new applications for our technology and developing new products for use outside of desalination, including oil & gas applications;

●	our expectation that our expenses for research and development and sales and marketing may increase as a result of diversification into markets outside of desalination;

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

We provide our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large shareholders, and any amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934, free of charge on the Investor Relations section of our website, www.energyrecovery.com. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. From time to time, we may use our website as a channel of distribution of material company information.

We also make available in the Investor Relations section of our website our corporate governance documents, including our code of business conduct and ethics and the charters of the audit, compensation, and nominating and governance committees. These documents, as well as the information on the website, are not intended to be part of this Quarterly Report on Form 10-Q. We use the Investor Relations section of our website as a means of complying with our disclosure obligations under Regulation FD. Accordingly, you should monitor the Investor Relations section of our website in addition to following our press releases, SEC filings, and public conference calls and webcasts.

Overview

Energy Recovery, Inc. (the “Company,” “Energy Recovery,” “our,” “us,” and “we”) is an energy solutions provider to industrial fluid flow markets worldwide. Our core competencies are fluid dynamics and advanced material science. Our products make industrial processes more operationally and capital expenditure efficient. Our solutions convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our solutions are marketed and sold in fluid flow markets, such as water, oil & gas, and chemical processing, under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, VorTeq™, MTeq™, IsoBoost®, IsoGen®, AT™, and AquaBold™. Our solutions are owned, manufactured, and/or developed, in whole or in part, in the United States of America, (“U.S.”) and the Republic of Ireland.

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

A limited number of our customers account for a substantial portion of our product revenue and of our accounts receivable and unbilled receivables. Product revenue from customers representing 10% or more of product revenue varies from period to period. For the three months ended June 30, 2017, two Water Segment customers accounted for 20% and 10%, respectively, of our total product revenue. For the three months ended June 30, 2016, two Water Segment customers accounted for 20% and 11%, respectively of our total product revenue. For the six months ended June 30, 2017, two Water Segment customers accounted for 18% and 13%, respectively, of our total product revenue. For the six months ended June 30, 2016, two Water Segment customers accounted for 19% and 12%, respectively, of our total product revenue. No other Water Segment customer accounted for more than 10% of our total product revenue during any of these periods.

At June 30, 2017, two Water Segment customers accounted for 23% and 17%, respectively, of our total accounts receivable and unbilled receivables balance. At December 31, 2016, one Water Segment customer accounted for 13% of our total accounts receivable and unbilled receivables balance.

At June 30, 2017 and December 31, 2016, respectively, no Water Segment vendor accounted for more than 10% of our accounts payable balance.

During the three and six months ended June 30, 2017 and 2016, most of our Water Segment product revenue was attributable to sales outside of the United States. We expect sales and accounts receivable outside of the United States to remain a significant portion of our Water Segment product revenue and accounts receivable.

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

On May 2, 2017, the Company announced the release of MTeq, a pumping solution engineered to increase productivity and reduce operating costs in the mud pumping process in Oil & Gas drilling applications by rerouting abrasive fluids away from high-pressure pumps. In conjunction with the MTeq product launch, the Company also announced a partnership with Sidewinder Drilling LLC as its first early-stage partner for the solution. The MTeq utilizes our PX Pressure Exchanger technology and applies it to upstream Oil & Gas drilling and mud processing.

For the three and six months ended June 30, 2017, we recognized Oil & Gas Segment revenue related to our VorTeq License Agreement and product revenue related to the sale of the IsoBoost systems. For the three and six months ended June 30, 2016, we recognized Oil & Gas Segment revenue related to our VorTeq License Agreement.

For the three months ended June 30, 2017, one Oil & Gas Segment customer accounted for 11% of our total product revenue. For the six months ended June 30, 2017, one Oil & Gas Segment customer accounted for 12% of our total product revenue. No Oil & Gas customer accounted for more than 10% of our total product revenue for the three or six months ended June 30, 2016. No other Oil & Gas Segment customer accounted for more than 10% of our total product revenue during any of these periods.

For the three months ended June 30, 2017 and 2016, respectively, one customer accounted for 100% of our Oil & Gas Segment license and development revenue. For the six months ended June 30, 2017 and 2016, respectively, one customer accounted for 100% of our Oil & Gas Segment license and development revenue.

At June 30, 2017 and December 31, 2016, one Oil & Gas Segment customer accounted for 27% and 16%, respectively, of our total accounts receivable and unbilled receivable balance.

At June 30, 2017 and December 31, 2016, one Oil & Gas Segment vendor accounted for 17% and 18%, respectively, of our accounts payable balance.

During the three and six months ended June 30, 2017, all of our Oil & Gas Segment product revenue was attributable to sales outside of the United States. There was no Oil & Gas Segment product revenue during the three and six months ended June 30, 2016.

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

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Total revenue (in thousands)

	Three Months Ended June 30,
	2017		2016		$ Change	% Change
Product revenue	$10,922	90%	$11,973	91%	$(1,051)	(9%)
License and development revenue	1,250	10%	1,250	9%	—	—%
Total revenue	$12,172	100%	$13,223	100%	$(1,051)	(8%)

Product revenue (in thousands)

	Three Months Ended June 30,
Segment	2017	2016	$ Change	% Change
Water	$9,764	$11,973	$(2,209)	(18%	)
Oil & Gas	1,158	—	1,158	100%
Total product revenue	$10,922	$11,973	$(1,051)	(9%	)

Total product revenue decreased by ($1.1) million, or (9%), to $10.9 million for the three months ended June 30, 2017 from $12.0 million for the three months ended June 30, 2016. Of the ($1.1) million decrease, ($2.2) million was attributable to the Water Segment, offset by a $1.1 million increase attributable to the Oil & Gas Segment.

The decrease in Water Segment product revenue was primarily due to lower OEM and aftermarket shipments in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Of the ($2.2) million decrease in our Water Segment product revenue, ($1.7) million related to OEM revenue and ($0.5) million related to aftermarket revenue. Mega-project (“MPD”) revenue was relatively flat in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

All of the $1.1 million increase in Oil & Gas Segment product revenue was due to the percentage-of-completion revenue recognition associated with the sale of multiple IsoBoost systems in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 when no percentage-of-completion revenue was recognized.

Product revenue attributable to domestic and international sales as a percentage of total product revenue was as follows:

	Three Months Ended June 30,
	2017	2016
Domestic revenue	6%	2%
International revenue	94%	98%
Total product revenue	100%	100%

License and development revenue (in thousands)

	Three Months Ended June 30,
Segment	2017	2016	$ Change	% Change
Water	$—	$—	$—	—%
Oil & Gas	1,250	1,250	—	—%
License and development revenue	$1,250	$1,250	$—	—%

License and development revenue was the same at $1.3 million for both the three months ended June 30, 2017 and the three months ended June 30, 2016. The $1.3 million is representative of three months of amortization of the deferred revenue related to the VorTeq License Agreement.

License and development revenue attributable to domestic and international sales as a percentage of total license and development revenue was as follows:

	Three Months Ended June 30,
	2017	2016
Domestic revenue	—%	—%
International revenue	100%	100%
Total license and development revenue	100%	100%

Product gross profit (in thousands)

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product gross profit	$7,101	$291	$7,392	$7,737	$—	$7,737
Product gross margin	73%	25%	68%	65%	—	65%

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components.

Total product gross profit decreased by ($0.3) million, or (4%), to $7.4 million for the three months ended June 30, 2017 from $7.7 million for the three months ended June 30, 2016. For the three months ended June 30, 2017, total product gross margin (total product gross profit as a percentage of total product revenue) was 68% compared to 65% for the three months ended June 30, 2016.

Water Segment product gross profit decreased by ($0.6) million, or (8%), to $7.1 million for the three months ended June 30, 2017 from $7.7 million for the three months ended June 30, 2016. The decrease was primarily due to lower OEM and aftermarket sales in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Water Segment product gross margin was 73% for the three months ended June 30, 2017 compared to 65% for the three months ended June 30, 2016. The increase was primarily due to higher OEM margins and favorable price and product mix.

Oil & Gas Segment product gross profit increased to $0.3 million for the three months ended June 30, 2017 from $0 for the three months ended June 30, 2016. Oil & Gas Segment product gross margin was 25% for the three months ended June 30, 2017 compared to 0% for the three months ended June 30, 2016. The increase in gross profit and gross margin are due to the percentage-of-completion revenue recognition in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, when no percentage-of-completion revenue was recognized.

Manufacturing headcount increased to 44 as of June 30, 2017 from 41 as of June 30, 2016.

Stock-based compensation expense included in cost of revenue was $0.03 million for the three months ended June 30, 2017 and $0.02 million for the three months ended June 30, 2016.

Operating expenses (in thousands)

	Three Months Ended June 30,
	2017		2016		$ Change	% Change
Total revenue	$12,172	100%	$13,223	100%	$(1,051)	(8% )

Operating expenses*:
General and administrative	3,927	32%	3,992	30%	(65)	(2% )
Sales and marketing	2,174	18%	1,935	15%	239	12%
Research and development	3,077	25%	2,422	18%	655	27%
Amortization of intangible assets	158	1%	158	1%	—	0%
Total operating expenses	$9,336	77%	$8,507	64%	$829	10%

*     Percentages may not add up due to rounding

General and administrative

General and administrative expense decreased by ($0.1) million, or (2%), to $3.9 million for the three months ended June 30, 2017 from $4.0 million for the three months ended June 30, 2016. Of the ($0.1) million decrease in general and administrative expense, ($0.5) million related to professional services costs offset by $0.4 million related to stock-based compensation expense and other administrative costs.

General and administrative headcount increased to 32 as of June 30, 2017 from 30 as of June 30, 2016.

Stock-based compensation expense included in general and administrative expense was $0.6 million for the three months ended June 30, 2017 and $0.4 million for the three months ended June 30, 2016.

Sales and marketing

Sales and marketing expense increased by $0.2 million, or 12%, to $2.2 million for the three months ended June 30, 2017 from $1.9 million for the three months ended June 30, 2016. Of the $0.2 million increase in sales and marketing expense, $0.2 million related to employee expenses such as benefits and commissions.

Sales and marketing headcount remained the same at 29 for both June 30, 2017 and June 30, 2016.

Stock-based compensation expense included in sales and marketing expense was $0.2 million for the three months ended June 30, 2017 and $0.1 million for the three months ended June 30, 2016.

Research and development

Research and development expense increased by $0.7 million, or 27%, to $3.1 million for the three months ended June 30, 2017 from $2.4 million for the three months ended June 30, 2016. Of the $0.7 million increase in research and development expense, $0.3 million related to direct research and development project costs associated with new product initiatives and other services and $0.4 million related to employee expenses such as benefits and stock-based compensation expense.

Research and development headcount increased to 26 as of June 30, 2017 from 21 as of June 30, 2016.

Stock-based compensation expense included in research and development expense was $0.2 million for both the three months ended June 30, 2017 and June 30, 2016.

Amortization of intangible assets

Amortization of intangible assets is related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009.

Other income (in thousands)

	Three Months Ended June 30,
	2017		2016		$ Change	% Change
Total revenue	$12,172	100%	$13,223	100%	$(1,051)	(8% )

Other income:
Other non-operating income, net	111	1%	79	1%	32	41%
Total other income	$111	1%	$79	1%	$32	41%

Other income increased by $0.03 million, or 41%, to income of $0.1 million for the three months ended June 30, 2017 from income of $0.07 million for the three months ended June 30, 2016. The increase was primarily due to higher interest income associated with increased investment income from increased purchases of marketable securities for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Income taxes

Our income tax benefit was ($0.03) million for the three months ended June 30, 2017 compared to a tax provision of $0.1 million for the three months ended June 30, 2016. The tax benefit of ($0.03) million for the three months ended June 30, 2017 was primarily related to a tax benefit from losses in our Ireland subsidiary which was partially offset by tax expense related to the deferred tax effects associated with the amortization of goodwill and to other taxes. The tax provision of $0.1 million for the three months ended June 30, 2016 was primarily related to the tax basis amortization of goodwill and other taxes offset by a tax benefit from losses in our Ireland subsidiary.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Total revenue (in thousands)

	Six Months Ended June 30,
	2017		2016		$ Change	% Change
Product revenue	$23,183	90%	$22,024	90%	$1,159	5%
License and development revenue	2,500	10%	2,500	10%	—	—%
Total revenue	$25,683	100%	$24,524	100%	$1,159	5%

Product revenue (in thousands)

	Six Months Ended June 30,
Segment	2017	2016	$ Change	% Change
Water	$20,480	$22,024	$(1,544)	(7% )
Oil & Gas	2,703	—	2,703	100%
Total product revenue	$23,183	$22,024	$1,159	5%

Total product revenue increased by $1.2 million, or 5%, to $23.2 million for the six months ended June 30, 2017 from $22.0 million for the six months ended June 30, 2016. Of the $1.2 million increase, $2.7 million was attributable to the Oil & Gas Segment, offset by a ($1.5) million decrease attributable to the Water Segment.

The decrease in Water Segment product revenue was primarily due to lower OEM shipments in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Of the ($1.5) million decrease in our Water Segment product revenue, ($1.8) million related to OEM sales and ($0.7) million related to aftermarket sales. The decreases were offset by $0.9 million higher MPD sales.

All of the $2.7 million increase in Oil & Gas Segment product revenue was due to the percentage-of-completion revenue recognition associated with the sale of multiple IsoBoost systems in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 when no percentage-of-completion revenue was recognized.

Product revenue attributable to domestic and international sales as a percentage of total product revenue was as follows:

	Six Months Ended June 30,
	2017	2016
Domestic revenue	4%	2%
International revenue	96%	98%
Total product revenue	100%	100%

License and development revenue (in thousands)

	Six Months Ended June 30,
Segment	2017	2016	$ Change	% Change
Water	$—	$—	$—	—%
Oil & Gas	2,500	2,500	—	—%
License and development revenue	$2,500	$2,500	$—	—%

License and development revenue was the same at $2.5 million for both the six months ended June 30, 2017 and the six months ended June 30, 2016. The $2.5 million is representative of six months of amortization of the deferred revenue related to the VorTeq License Agreement.

License and development revenue attributable to domestic and international sales as a percentage of total license and development revenue was as follows:

	Six Months Ended June 30,
	2017	2016
Domestic revenue	—%	—%
International revenue	100%	100%
Total license and development revenue	100%	100%

Product gross profit

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product gross profit	$14,295	$748	$15,043	$14,114	$—	$14,114
Product gross margin	70%	28%	65%	64%	—	64%

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components.

Total product gross profit increased by $0.9 million, or 7%, to $15.0 million for the six months ended June 30, 2017 from $14.1 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, total product gross margin (total product gross profit as a percentage of total product revenue) was 65% compared to 64% for the six months ended June 30, 2016.

Water Segment product gross profit increased by $0.2 million, or 1%, to $14.3 million for the six months ended June 30, 2017 from $14.1 million for the six months ended June 30, 2016. The increase was primarily due to higher MPD sales in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Water Segment product gross margin was 70% for the six months ended June 30, 2017 compared to 64% for the six months ended June 30, 2016. The increase was primarily due to higher MPD volume and favorable price and product mix.

Oil & Gas Segment product gross profit increased to $0.7 million for the six months ended June 30, 2017 from $0 for the six months ended June 30, 2016. Oil & Gas Segment product gross margin was 28% for the six months ended June 30, 2017 compared to 0% for the six months ended June 30, 2016. The increase in gross profit and gross margin are due to the percentage-of-completion revenue recognition in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, when no percentage-of-completion revenue was recognized.

Manufacturing headcount increased to 44 as of June 30, 2017 from 41 as of June 30, 2016.

Stock-based compensation expense included in cost of revenue was $0.07 million for the six months ended June 30, 2017 and $0.06 million for the six months ended June 30, 2016.

Operating expenses (in thousands)

	Six Months Ended June 30,
	2017		2016		$ Change	% Change
Total revenue	$25,683	100%	$24,524	100%	$(1,159)	(5% )

Operating expenses*:
General and administrative	8,335	32%	8,876	36%	(541)	(6% )
Sales and marketing	4,627	18%	4,005	16%	622	16%
Research and development	5,586	22%	5,087	21%	499	10%
Amortization of intangible assets	316	1%	315	1%	1	0%
Total operating expenses	$18,864	73%	$18,283	75%	$581	3%

*     Percentages may not add up due to rounding

General and administrative

General and administrative expense decreased by ($0.5) million, or (6%), to $8.3 million for the six months ended June 30, 2017 from $8.9 million for the six months ended June 30, 2016. Of the ($0.5) million decrease in general and administrative expense, ($0.7) million related to professional costs and ($0.2) million related to stock-based compensation expense. These were offset by a $0.4 million increase related to employee expenses such as compensation and benefits, and other administrative costs.

General and administrative headcount increased to 32 as of June 30, 2017 from 30 as of June 30, 2016.

Stock-based compensation expense included in general and administrative expense was $1.1 million for the six months ended June 30, 2017 and $1.3 million for the six months ended June 30, 2016.

Sales and marketing

Sales and marketing expense increased by $0.6 million, or 16%, to $4.6 million for the six months ended June 30, 2017 from $4.0 million for the six months ended June 30, 2016. Of the $0.6 million increase in sales and marketing expense, $0.6 million related to employee expenses such as compensation, benefits, stock-based compensation expense, and commissions.

Sales and marketing headcount remained the same at 29 for both June 30, 2017 and June 30, 2016.

Stock-based compensation expense included in sales and marketing expense was $0.4 million for the six months ended June 30, 2017 and $0.3 million for the six months ended June 30, 2016.

Research and development

Research and development expense increased by $0.5 million, or 10%, to $5.6 million for the six months ended June 30, 2017 from $5.1 million for the six months ended June 30, 2016. Of the $0.5 million increase in research and development expense, $0.8 million related to employee expenses such as compensation, benefits, and stock-based compensation expense offset by ($0.3) million related to direct research and development project costs associated with new product initiatives and other services.

Research and development headcount increased to 26 as of June 30, 2017 from 21 as of June 30, 2016.

Stock-based compensation expense included in research and development expense was $0.5 million for the six months ended June 30, 2017 and $0.3 million for the six months ended June 30, 2016.

Amortization of intangible assets

Amortization of intangible assets is related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009.

Other income (in thousands)

	Six Months Ended June 30,
	2017		2016		$ Change	% Change
Total revenue	$25,683	100%	$24,524	100%	$1,159	5%

Other income (expense):
Interest expense	(1)	*	(1)	*	—	—
Other non-operating income	229	1%	58	*	171	300%
Total other income	$228	1%	$57	*	$171	300%

Other income increased by $0.2 million, or 300%, to income of $0.2 million for the six months ended June 30, 2017 from income of $0.06 million for the six months ended June 30, 2016. The increase was primarily due to higher interest income associated with our investments in marketable securities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Income taxes

Our income tax benefit was ($0.1) million for the both the six months ended June 30, 2017 and for the six months ended June 30, 2016. The tax benefit of ($0.1) million in both the six months ended June 30, 2017 and June 30, 2016 were primarily related to a tax benefit from losses in our Ireland subsidiary which was partially offset by tax expense related to the deferred tax effects associated with the amortization of goodwill and to other taxes.

Liquidity and Capital Resources

Overview

Historically, our primary source of cash to fund our operations and capital expenditures has been proceeds from customer payments for our products and services and the issuance of common stock. In October 2015, we received a payment of $75 million for an exclusive license to our VorTeq technology. As of June 30, 2017, we have issued common stock for aggregate net proceeds of $98.5 million, excluding common stock issued in exchange for promissory notes.

As of June 30, 2017, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $33.3 million that are invested primarily in money market funds; short-term investments of $57.5 million that are primarily invested in marketable debt securities; and accounts receivable of $12.3 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed.

We currently have unbilled receivables pertaining to customer contractual holdback provisions, whereby we will invoice the final retention payment(s) due under a certain sales contract in the next quarter. The customer holdbacks represent amounts intended to provide a form of security to the customer, accordingly, these receivables have not been discounted to present value. At June 30, 2017 we had $0.5 million of short-term unbilled receivables.

In June 2012, we entered into a loan agreement with a financial institution. The loan agreement was amended in June 2015, (as amended, the “Loan Agreement”). The Loan Agreement provided for a total available credit line of $16.0 million. Under the Loan Agreement, we were allowed to draw advances not to exceed the lesser of the $16 million credit line or the credit line minus all outstanding revolving loans. Revolving loans could be in the form of a base rate loan that bore interest equal to the prime rate or a Eurodollar loan that bore interest equal to the adjusted LIBOR rate plus 1.25%. Stand-by letters of credit were subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility was subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The Loan Agreement also required us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. This Loan Agreement was terminated on January 24, 2017. With the termination of the Loan Agreement, the cash collateral requirement was increased to 105% on all stand-by letters of credit and all corporate credit cards outstanding at termination. Stand-by letters of credit issued from this financial institution and collateralized by restricted cash totaled $1.9 million as of June 30, 2017. Total cash restricted related to these stand-by letters of credit totaled $2.0 million. Of the $2.0 million in restricted cash, $1.3 million was classified as current and $0.7 million was classified as non-current. As of June 30, 2017, restricted cash related to credit cards issued at this institution was $0.2 million, all of which was classified as current.

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

The Loan and Pledge Agreement was amended on March 17, 2017 to increase the amount of allowable stand-by letters of credit held with other financial institutions from $4.1 million to $5.1 million. At June 30, 2017 we had stand-by letters of credit at this financial institution totaling $4.9 million. Total restricted cash related to these stand-by letters of credit totaled $0.

At June 30, 2017, we also had stand-by letters of credit collateralized by restricted cash at another financial institution totaling $1.0 million. Total restricted cash related to these stand-by letters of credit totaled $1.0 million as of June 30, 2017, all of which was classified as current.

Restricted cash related to all stand-by letters of credit at June 30, 2017 totaled $3.0 million.

Cash Flows from Operating Activities

Net cash (used in) provided by operating activities was ($6.0) million and $0.8 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

For the six months ended June 30, 2017, a net loss of ($1.0) million was adjusted to $2.7 million by non-cash items totaling $3.7 million. For the six months ended June 30, 2016, a net loss of ($1.5) million was adjusted to $2.0 million by non-cash items totaling $3.5 million.

Non-cash adjustments of $3.7 million during the six months ended June 30, 2017 primarily include share-based compensation of $2.1 million and depreciation and amortization of $1.8 million offset by the reversal of ($0.1) million of accruals for expired warranties and a ($0.1) million change in inventory reserves.

Non-cash adjustments of $3.5 million during the six months ended June 30, 2016 primarily include share-based compensation of $1.9 million and depreciation and amortization of $1.9 million offset by ($0.2) million related to deferred income taxes and the reversal of ($0.1) million of accruals for expired warranties.

The net cash impact from changes in assets and liabilities was approximately ($8.7) million and ($1.2) million for the six months ended June 30, 2017 and June 30, 2016, respectively. Net changes in assets and liabilities during the six months ended June 30, 2017 of ($8.7) million were primarily attributable to a decrease of ($2.5) million in non-current deferred revenue related to the recognition of revenue related to the VorTeq License Agreement; a decrease of ($2.2) million in accrued expenses and other liabilities; an increase of ($2.0) million in cost and estimated earnings in excess of billings; an increase of ($1.7) million in inventory; an increase of ($0.6) million in accounts receivable; an increase of ($0.5) million in prepaid expenses and other assets; a decrease of ($0.3) million in product deferred revenue; an increase of ($0.3) million in unbilled receivables; and an increase of $1.4 million in accounts payable and income taxes payable.

Net changes in assets and liabilities during the six months ended June 30, 2016 of ($1.2) were primarily attributable to a ($2.7) million decrease in accrued expenses and other current liabilities due to the timing of payments to employees and other third parties; a ($2.5) million decrease in non-current deferred revenue related to the recognition of revenue related to the VorTeq License Agreement; a ($0.4) million increase in prepaid expenses and other current assets; and a ($0.3) million decrease in accounts payable due to the timing of payments to vendors. These changes were offset by a decrease of $3.4 million in accounts receivable and unbilled receivables as a result of the collections and the timing of invoices for projects shipped previously; a $0.9 million increase in deferred product revenue; and a decrease of $0.4 million in inventory.

Cash Flows from Investing Activities

Net cash used in investing activities was ($21.3) million and ($15.8) million for the six months ended June 30, 2017 and June 30, 2016, respectively. Cash flows used in investing activities for the six months ended June 30, 2017 of ($21.3) million were primarily due to ($31.1) million used to purchase additional marketable securities and ($3.8) million used for capital expenditures offset by $12.5 million of cash provided from the maturity of marketable securities and a $1.1 million decrease in restricted cash.

Cash flows used in investing activities for the six months ended June 30, 2016 of ($15.8) million were primarily due to ($14.9) million used to purchase marketable securities; ($0.6) million used to purchase fixed assets; and a ($0.3) increase in restricted cash to collateralize stand-by letters of credit.

Cash Flows from Financing Activities

Net cash used in financing activities was ($0.8) million and ($5.9) million for the six months ended June 30, 2017 and June 30, 2016, respectively. Net cash used in financing activities during the six months ended June 30, 2017 of ($0.8) million consisted of ($4.3) million used to repurchase our common stock related to a repurchase program and ($0.2) million related to shares withheld from the vesting of restricted stock for tax withholdings. These were offset by $3.7 million received for the issuance of common stock due to option exercises.

Net cash used in financing activities during the six months ended June 30, 2016 of ($5.9) million consisted of ($8.4) million used to repurchase our common stock related to repurchase programs offset by $2.5 million received for the issuance of common stock due to option exercises.

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

We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of June 30, 2017, we believe that our exposure related to these guarantees and indemnities was not material.

The following is a summary of our contractual obligations as of June 30, 2017 (in thousands):

	Payments Due by Period
Contractual obligations	Less Than 1 Year	1-3 Years	3-5 Years	Total
Operating leases	$860	$3,187	$34	$4,081
Loan payable	6	27	—	33
Purchase obligations	4,572	—	—	4,572
Total contractual obligations	$5,438	$3,214	$34	$8,686

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

Interest Rate Risk and Credit Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents and short-term investments. At June 30, 2017, our short-term investments totaled $38.7 million. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. Our current investments are primarily in high-quality, short-term and long-term debt instruments of high-quality corporate issuers. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than eighteen months. A hypothetical 1% increase in interest rates would have resulted in a $0.2 million decrease in the fair value of our fixed-income debt securities as of June 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity during the six months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares or Approximate Dollar Value That May Yet be Purchased Under the Program
April 1 – April 30, 2017	—	—	—	$15,000,000
May 1 – May 31, 2017	541,177	$7.90	541,177	$10,723,660
June 1 – June 30, 2017	—	—	—	$10,723,660
Total	541,177	$7.90	541,177	$10,723,660

In March 2017, our Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, could repurchase up to $15.0 million in aggregate cost of our outstanding common stock through September 30, 2017. As of June 30, 2017, 541,177 shares, at an aggregate cost of $4.3 million had been repurchased under the authorization.

Item 3. Defaults Upon Senior Securities

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

Registrant: Energy Recovery, Inc.

By:	/s/ JOEL GAY	President and Chief Executive Officer	August 3, 2017
	Joel Gay	(Principal Executive Officer)

	/s/ CHRIS GANNON	Chief Financial Officer	August 3, 2017
	Chris Gannon	(Principal Financial Officer)

Exhibit List

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document