Form 10-Q
period 2017-09-30
Energy Recovery, Inc.
filed 2017-11-03
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒
As of October 31, 2017, there were 53,595,035 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and par value)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$19,245	$61,364
Restricted cash	2,908	2,297
Short-term investments	72,241	39,073
Accounts receivable, net of allowance for doubtful accounts of $96 and $130 at September 30, 2017 and December 31, 2016, respectively	11,929	11,759
Unbilled receivables, current	573	190
Cost and estimated earnings in excess of billings	4,453	1,825
Inventories	6,283	4,550
Prepaid expenses and other current assets	1,663	1,311
Total current assets	119,295	122,369
Restricted cash, non-current	182	2,087
Deferred tax assets, non-current	1,711	1,270
Property and equipment, net of accumulated depreciation of $23,352 and $21,385 at September 30, 2017 and December 31, 2016, respectively	13,632	8,643
Goodwill	12,790	12,790
Other intangible assets, net	1,427	1,900
Other assets, non-current	2	4
Total assets	$149,039	$149,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,336	$1,505
Accrued expenses and other current liabilities	7,657	9,019
Income taxes payable	142	16
Accrued warranty reserve	314	406
Deferred revenue	6,230	6,201
Current portion of long-term debt	11	11
Total current liabilities	17,690	17,158
Long-term debt, net of current portion	19	27
Deferred tax liabilities, non-current	2,428	2,233
Deferred revenue, non-current	60,223	63,958
Other non-current liabilities	411	554
Total liabilities	80,771	83,930
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 57,855,263 shares issued and 53,592,430 shares outstanding at September 30, 2017, and 56,884,207 shares issued and 53,162,551, shares outstanding at December 31, 2016	58	57
Additional paid-in capital	146,320	139,676
Accumulated other comprehensive loss	(77)	(118)
Treasury stock, at cost, 4,262,833 repurchased at September 30, 2017 and 3,721,656 repurchased at December 31, 2016	(20,486)	(16,210)
Accumulated deficit	(57,547)	(58,272)
Total stockholders’ equity	68,268	65,133
Total liabilities and stockholders’ equity	$149,039	$149,063
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product revenue	$13,834	$11,024	$37,017	$33,048
Product cost of revenue	4,254	3,968	12,394	11,878
Product gross profit	9,580	7,056	24,623	21,170

License and development revenue	1,250	1,250	3,750	3,750

Operating expenses:
General and administrative	4,034	3,971	12,369	12,847
Sales and marketing	2,061	2,512	6,688	6,517
Research and development	3,038	2,319	8,624	7,406
Amortization of intangible assets	157	158	473	473
Total operating expenses	9,290	8,960	28,154	27,243

Income (loss) from operations	1,540	(654)	219	(2,323)

Other (expense) income:
Interest expense	(1)	(1)	(2)	(2)
Other non-operating income	233	79	462	137
Income (loss) before income taxes	1,772	(576)	679	(2,188)
Provision for (benefit from) income taxes	66	3	(46)	(99)
Net income (loss)	$1,706	$(579)	$725	$(2,089)

Basic net income (loss) per share	$0.03	$(0.01)	$0.01	$(0.04)
Diluted net income (loss) per share	$0.03	$(0.01)	$0.01	$(0.04)

Shares used in basic per share calculation	53,580	52,106	53,717	52,227
Shares used in diluted per share calculation	55,140	52,106	55,571	52,227
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$1,706	$(579)	$725	$(2,089)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	13	5	48	(1)
Unrealized (loss) income on investments	(3)	5	(7)	(26)
Other comprehensive income (loss)	10	10	41	(27)
Comprehensive income (loss)	$1,716	$(569)	$766	$(2,116)
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$725	$(2,089)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Share-based compensation	3,136	2,640
Depreciation and amortization	2,704	2,771
Amortization of premiums on investments	379	94
Provision for warranty claims	145	134
Unrealized loss on foreign currency transactions	69	65
Provision for doubtful accounts	16	68
Change in fair value of put options	—	33
Other non-cash adjustments	(145)	(120)
Valuation adjustments for excess or obsolete inventory	(230)	(175)
Reversal of accruals related to expired warranties	(237)	(201)
Deferred income taxes	(244)	(270)
Changes in operating assets and liabilities:
Accounts payable	1,831	(69)
Income taxes payable	126	135
Deferred revenue, product	81	557
Accounts receivable	(186)	3,330
Prepaid and other assets	(350)	(598)
Unbilled receivables	(383)	971
Inventories	(1,503)	839
Accrued expenses and other liabilities	(1,728)	(1,598)
Cost and estimated earnings in excess of billings	(2,628)	(440)
Deferred revenue, license and development	(3,750)	(3,750)
Net cash (used in) provided by operating activities	(2,172)	2,327
Cash Flows From Investing Activities
Maturities of marketable securities	30,977	1,000
Restricted cash	1,294	(15)
Capital expenditures	(6,843)	(900)
Purchases of marketable securities	(64,530)	(15,912)
Net cash used in investing activities	(39,102)	(15,827)
Cash Flows From Financing Activities
Net proceeds from issuance of common stock	3,722	3,708
Repayment of long-term debt	(8)	(7)
Tax payment for employee shares withheld	(228)	—
Repurchase of common stock	(4,276)	(9,375)
Net cash used in financing activities	(790)	(5,674)
Effect of exchange rate differences on cash and cash equivalents	(55)	(66)
Net change in cash and cash equivalents	(42,119)	(19,240)
Cash and cash equivalents, beginning of period	61,364	99,931
Cash and cash equivalents, end of period	$19,245	$80,691
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 - The Company and Summary of Significant Accounting Policies
The Company
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition; capitalization of research and development assets; allowance for doubtful accounts; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill and acquired intangible assets; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies. Those estimates could change, and as a result, actual results could differ materially from those estimates.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
The accompanying condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements, and may not include all disclosures required by GAAP; however, we believe that the disclosures are adequate to make the information presented not misleading. The September 30, 2017 unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on March 10, 2017.
In the opinion of management, all adjustments, consisting of normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Recent Accounting Pronouncements
Recently issued accounting pronouncement not yet adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance in GAAP when it becomes effective. The update also requires more detailed disclosures to enable readers of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On July

9, 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09. Additionally, the FASB decided to permit early adoption, but not before the original effective date (that is, annual periods beginning after December 15, 2016). ASU 2014-09 permits the use of either the full retrospective or cumulative effect transition (modified retrospective) method.
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
To assess the impact of and to implement Topic 606, the Company formed a project team, which has operated since 2014, to evaluate internal processes. We plan to adopt Topic 606 as of January 1, 2018 using the full retrospective transition method. We continue to evaluate the effect that ASU 2014-09 will have on our financial statements and related disclosures. For revenue streams related to water desalination products, we do not expect the impact to be material based on our analysis performed to date; however, we are continuing to assess. For transactions accounted for under the percentage-of-completion method, we are still assessing whether these contracts may be accounted for over time under the new revenue standard. For license and development revenue, there may be a material difference in the timing of revenue recognition under the new standard, with the most likely impact being an overall acceleration of the recognition of deferred revenue, since under existing guidance revenue is recognized on a straight-line basis over the fifteen-year term of the license. At this time, we are still performing our analysis and we will continue to assess the impact on our revenue streams in 2017.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 impacts any entity that enters into a lease with some specified scope exceptions. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We continue to determine the impact of this guidance on our financial statements; as a lessee, we expect a material impact on the balance sheet to reflect the impact of operating leases and no material impact on the income statement. We plan to early adopt this standard on January 1, 2018.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 impacts all entities that are required to present a statement of cash flows under Topic 230. The amendment provides guidance on eight specific cash flow issues. For public entities, ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted and should be applied using a retrospective transition method to each period presented. We plan to adopt this standard on January 1, 2018. We do not expect the adoption of this standard to have a material impact on our financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires recognition of the current and deferred income tax effects of an intra-entity asset transfer, other than inventory, when the transfer occurs, as opposed to current GAAP, which requires companies to defer the income tax effects of intra-entity asset transfers until the asset has been sold to an outside party. The income tax effects of intra-entity inventory transfers will continue to be deferred until the inventory is sold. ASU 2016-16 is effective on January 1, 2018, with early adoption permitted. The update is required to be adopted on a modified retrospective basis with the cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. We plan to adopt this standard on January 1, 2018. We do not expect the adoption of this standard to have a material impact on our financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. ASU 2016-18 requires that the Consolidated Statement of Cash Flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The standard also requires reconciliation between the total cash and equivalents and restricted cash presented on the Consolidated Statement of Cash Flows and the cash and cash equivalents balance presented on the Consolidated Balance Sheet. ASU 2016-18 is effective retrospectively on January 1, 2018, with early adoption permitted. We plan to adopt this standard on January 1, 2018. We do not expect the adoption of this standard to have a material impact on our financial position or results of operations.
In January 2017, the FASB issued ASU No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 of the goodwill impairment quantitative test and allows for the determination of impairment by comparing the fair value of the reporting unit with its carrying amount. The amendments in this updates should be applied on a prospective basis. For public entities which are SEC filers, this amendment is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for testing dates after January 1, 2017. We expect to adopt this standard January 1, 2020 and do not expect the adoption of this standard to have a material impact on our financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-base payment award require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. We plan to adopt this standard on January 1, 2018. We do not expect the adoption of this standard to have a material impact on our financial position or results of operations.
Recently adopted accounting pronouncement
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the income statement. Previously, these amounts were recognized directly to shareholder’s equity. The excess tax benefit from share-based compensation, previously classified as a financing activity, will be classified as an operating activity. Additionally, cash paid when directly withholding shares on an employee’s behalf for tax withholding purposes, is classified as a financing activity. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted this guidance effective January 1, 2017. The adoption resulted in an increase to the net operating loss carryforward deferred tax asset and a corresponding increase in valuation allowance of $6.9 million attributable to excess tax benefits not previously recognized as they did not reduce income taxes payable. We elected to continue to estimate forfeitures as part of the recognition of cost associated with equity awards. We applied prospectively all excess tax benefits and tax deficiencies resulting from settlement of awards after the date of adoption. No adjustments were recorded for any windfall benefits previously recorded in additional paid-in capital. We withheld shares valued at $0.2 million for tax withholding purposes for the nine months ended September 30, 2017 and reflected this in the cash flow statement as a financing activity.

Note 2 - Goodwill and Other Intangible Assets
Goodwill was $12.8 million as of September 30, 2017 and December 31, 2016, which was the result of our acquisition of Pump Engineering, LLC in December 2009. In July 2015 with the adoption of a new organizational and reporting structure based on our operating segments, Water and Oil & Gas, we changed the measurement date of our annual goodwill impairment test from December to July. As a result, we completed the required annual testing of goodwill for impairment for all reporting units as of July 1, 2017 and determined that goodwill was not impaired.
During the three and nine months ended September 30, 2017, there were no changes in the recognized amount of goodwill, and there has been no impairment of goodwill to date.

The components of identifiable other intangible assets, all of which are finite-lived, as of the dates indicated were as follows (in thousands):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(4,778)	$—	$1,322
Non-compete agreements	1,310	(1,310)	—	—
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(990)	—	—
Patents	585	(438)	(42)	105
Total	$11,485	$(8,996)	$(1,062)	$1,427

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Developed technology	$6,100	$(4,321)	$—	$1,779
Non-compete agreements	1,310	(1,310)	—	—
Backlog	1,300	(1,300)	—	—
Trademarks	1,200	(180)	(1,020)	—
Customer relationships	990	(990)	—	—
Patents	585	(422)	(42)	121
Total	$11,485	$(8,523)	$(1,062)	$1,900
Accumulated impairment losses at September 30, 2017 and December 31, 2016 include impairment charges for trademarks in 2012 and impairment charges for patents in 2007 and 2010.
Note 3 - Income (loss) per Share
Basic and diluted net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Potential dilutive securities are excluded from the calculation of loss per share, as their inclusion would be anti-dilutive.

The following table shows the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$1,706	$(579)	$725	$(2,089)
Denominator:
Basic weighted average common shares outstanding	53,580	52,106	53,717	52,227
Weighted average effect of dilutive stock awards	1,560	—	1,854	—
Diluted weighted average common shares outstanding	55,140	52,106	55,571	52,227
Basic net income (loss) per share	$0.03	$(0.01)	$0.01	$(0.04)
Diluted net income (loss) per share	$0.03	$(0.01)	$0.01	$(0.04)
The following potential common shares were excluded from the computation of diluted income (loss) per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	3,858	6,938	3,565	6,938
Restricted stock units	286	214	285	214

Note 4 - Other Financial Information
Restricted Cash
We have pledged cash in connection with certain stand-by letters of credit and company credit cards. We have deposited corresponding amounts into accounts at several financial institutions for these items as follows (in thousands):

	September 30, 2017	December 31, 2016
Collateral for stand-by letters of credit	$2,908	$2,297
Current restricted cash	$2,908	$2,297

Collateral for credit cards	$85	$—
Collateral for stand-by letters of credit	97	2,087
Non-current restricted cash	$182	$2,087
Total restricted cash	$3,090	$4,384

Inventories
Our inventories are stated at the lower of cost (using the first-in, first-out method) or market and consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$2,034	$1,783
Work in process	1,483	1,146
Finished goods	2,766	1,621
Inventories, net	$6,283	$4,550
Prepaid and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Supplier advances	$188	$73
Interest receivable	388	272
Other prepaid expenses and current assets	1,087	966
Total prepaid expenses and other current assets	$1,663	$1,311
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Unbilled project costs	1,556	1,069
Other accrued expenses and current liabilities	2,035	2,253
Payroll and commissions payable	4,066	5,697
Total accrued expenses and other current liabilities	$7,657	$9,019
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the nine months ended September 30, 2017, were as follows (in thousands):

	Foreign Currency Translation Adjustments Net of Tax Benefit	Unrealized Losses on Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(90)	$(28)	$(118)
Net other comprehensive income (loss)	48	(7)	41
Balance, September 30, 2017	$(42)	$(35)	$(77)
There were no reclassifications of amounts out of accumulated other comprehensive loss, as there have been no sales of securities or translation adjustments that impacted other comprehensive loss during the quarter. The tax impact of the changes in accumulated other comprehensive loss was not material.

Note 5 - Investments
Our short-term investments are all classified as available-for-sale. There were no sales of available-for-sale securities during the three and nine months ended September 30, 2017.
Available-for-sale securities as of the dates indicated consisted of the following (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate notes and bonds	$72,276	$59	$(94)	$72,241
Total short-term investments	$72,276	$59	$(94)	$72,241

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate notes and bonds	$39,100	$6	$(33)	$39,073
Total short-term investments	$39,100	$6	$(33)	$39,073
Gross unrealized losses and fair values of our investments in an unrealized loss position as of the dates indicated, aggregated by investment category and length of time that the security has been in a continuous loss position, were as follows (in thousands):

	September 30, 2017
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$57,393	$(94)	$—	$—	$57,393	$(94)
Total	$57,393	$(94)	$—	$—	$57,393	$(94)

	December 31, 2016
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$29,667	$(33)	$—	$—	$29,667	$(33)
Total	$29,667	$(33)	$—	$—	$29,667	$(33)

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of September 30, 2017 are shown below by contractual maturity (in thousands):

	September 30, 2017
	Amortized Cost	Fair Value
Due in one year or less	$72,276	$72,241
Total	$72,276	$72,241
Note 6 - Long-Term Debt and Line of Credit
Debt
In March 2015, we entered into a loan agreement with a financial institution for a $55,000 fixed-rate installment loan carrying an annual interest rate of 6.35%. The loan is payable in equal monthly installments and matures on April 2, 2020. The note is secured by the asset purchased.
Long-term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Loan payable	$30	$38
Less: current portion	(11)	(11)
Total long-term debt	$19	$27
Future minimum principal payments due under long-term debt arrangements consist of the following (in thousands):

September 30, 2017
2017 (remaining three months)	$3
2018	11
2019	12
2020	4
Total debt	$30
Line of Credit
In June 2012, we entered into a loan agreement with a financial institution (“Financial Institution 1”). The loan agreement was amended in June 2015, (as amended, the “Loan Agreement”). The Loan Agreement provided for a total available credit line of $16.0 million. Under the Loan Agreement, we were allowed to draw advances not to exceed the lesser of the $16 million credit line or the credit line minus all outstanding revolving loans. Revolving loans could be in the form of a base rate loan that bore interest equal to the prime rate or a Eurodollar loan that bore interest equal to the adjusted LIBOR rate plus 1.25%. Stand-by letters of credit were subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility was subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The Loan Agreement also required us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. This Loan Agreement was terminated on January 24, 2017. With the termination of the Loan Agreement, the cash collateral requirement was increased to 105% on all stand-by letters of credit and all corporate credit cards outstanding at termination. At December 31, 2016, there were no advances drawn under the Loan Agreement.

Stand-by letters of credit collateralized by restricted cash at Financial Institution 1 totaled $1.9 million and $3.1 million as of September 30, 2017 and December 31, 2016, respectively. Restricted cash related to stand-by letters of credit at Financial Institution 1 totaled $2.0 million and $3.1 million as of September 30, 2017 and December 31, 2016, respectively.
On January 27, 2017, we entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with another financial institution (“Financial Institution 2”). The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. Under the Loan and Pledge Agreement we are allowed to borrow and request letters of credit against the eligible assets held from time to time in the pledged account maintained with the financial institution. Stand-by letters of credit are secured by pledged U.S. investments and there is no cash collateral balance required. Stand-by letters of credit are subject to fees, in an amount equal to 0.7% per annum of the face amount of the letter of credit, that are payable quarterly and are non-refundable. Revolving loans incur interest per annum at a base rate equal to the LIBOR rate plus 1.5%. Any default bears the aforementioned interest rate plus an additional 2%. The unused portion of the credit line is subject to a fee equal to the product of 0.2% per annum multiplied by the difference, if positive, between $16.0 million and the average daily balance of all advances under the committed facility plus aggregate average daily undrawn amounts of all letters of credit issued under the committed facility during the immediately preceding month or portion thereof. The Loan and Pledge Agreement was amended on March 17, 2017 to increase the amount of allowable stand-by letters of credit held with other financial institutions from $4.1 million to $5.1 million.
At September 30, 2017 and December 31, 2016, we had stand-by letters of credit at Financial Institution 2 totaling $5.5 million and $0.3 million, respectively. Restricted cash related to stand-by letters of credit at Financial Institution 2 totaled $0 and $0.3 million at September 30, 2017 and December 31, 2016, respectively.
At September 30, 2017 and December 31, 2016, we also had stand-by letters of credit collateralized by restricted cash at another financial institution (“Financial Institution 3”) totaling $1.0 million and $1.0 million, respectively. Restricted cash related to stand-by letters of credit at Financial Institution 3 totaled $1.0 million and $1.0 million as of September 30, 2017 and December 31, 2016, respectively.
At September 30, 2017 and December 31, 2016, total stand-by letters of credit at all financing institutions totaled $8.4 million and $4.4 million, respectively. Restricted cash related to all stand-by letters of credit at September 30, 2017 and December 31, 2016 totaled $3.0 million and $4.4 million, respectively.
Note 7 - Equity
Stock Repurchase Program
In March 2017, our Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, could repurchase up to $15.0 million in aggregate cost of our outstanding common stock through September 30, 2017. This authorization has expired. As of September 30, 2017, 541,177 shares, at an aggregate cost of $4.3 million had been repurchased under the authorization. We account for stock repurchases using the cost method. Cost includes fees charged in connection with acquiring the outstanding common stock.
In January 2016, our Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, could repurchase up to $6.0 million in aggregate cost of our outstanding common stock through June 30, 2016 (the “January Authorization”). In May 2016, our Board of Directors rescinded the January Authorization and authorized a new stock repurchase program under which the Company, at the discretion of management, could repurchase up to $10.0 million in aggregate cost of our outstanding common stock through October 31, 2016 (the “May Authorization”). At December 31, 2016, 673,700 shares, at an aggregate cost of $4.1 million, had been repurchased under the January Authorization and 568,500 shares, at an aggregate cost of $5.3 million, had been repurchased under the May Authorization. The May Authorization expired in October 2016.

Share-Based Compensation Expense
For the three and nine months ended September 30, 2017 and 2016, we recognized share-based compensation expense related to employees as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$41	$16	$117	$78
General and administrative	580	378	1,698	1,635
Sales and marketing	191	218	628	502
Research and development	204	163	693	425
Total share-based compensation expense	$1,016	$775	$3,136	$2,640
Stock Option Plan
In June 2016, our stockholders approved the 2016 Incentive Plan (the “Plan”), that permits the grant of stock options, stock appreciation rights (“SARs”), restricted stock (“RS” or “RSA”), restricted stock units (“RSUs”), performance units, performance shares, and other stock-based awards to employees, officers, directors, and consultants. Prior to the approval of the Plan, we maintained the Amended and Restated 2008 Equity Incentive Plan (the “Prior Plan”). Stock-based awards granted under the Plan and the Prior Plan, generally vest over four years and expire no more than ten years after the date of grant. Subject to adjustments, as provided in the Plan, the number of shares of common stock initially authorized for issuance under the Plan was 4,441,083 (which consist of 3,830,000 new shares plus 611,083 shares that were authorized and unissued under the Prior Plan) plus up to 7,635,410 shares that were set aside for awards granted under the Prior Plan that were subsequently forfeited. The Plan supersedes all previously issued stock incentive plans (including the Prior Plan) and is currently the only available plan from which equity awards may be granted.
Stock Option Activity
The following table summarizes the stock option activity under the Plan and includes options granted under all previous plans.

	Options Outstanding
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(in Years)	Aggregate Intrinsic Value (2)
Balance, December 31, 2016	5,882,861	$4.81	6.3	$32,683,000
Granted	673,062	$9.57	—	—
Exercised	(920,662)	$4.04	—	—
Forfeited	(217,617)	$6.47	—	—
Balance, September 30, 2017	5,417,644	$5.46	6.6	$15,100,000

Vested and exercisable as of September 30, 2017	3,570,351	$4.75	5.7	$11,672,000
Vested and exercisable as of September 30, 2017 and expected to vest thereafter (1)	5,121,800	$5.34	6.5	$14,686,000

(1)	Options that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of ASC 718. “Compensation – Stock Compensation.”

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of September 30, 2017 and December 31, 2016 of $7.90 and $10.35 per share, respectively.

As of September 30, 2017, total unrecognized compensation cost related to non-vested option awards, net of estimated forfeitures, was $5.5 million, which is expected to be recognized as expense over a weighted average period of approximately 2.5 years.
Restricted Stock Unit Activity
The following table summarizes the restricted stock unit activity under the Plan and includes restricted stock units granted under all previous plans.

	Units	Weighted Average Grant- Date Fair Value Per Unit
Unvested at December 31, 2016	213,514	$8.65
Awarded	161,415	$10.15
Vested	(78,095)	$8.65
Forfeited	(10,681)	$8.52
Unvested at September 30, 2017	286,153	$9.50
As of September 30, 2017, total unrecognized compensation cost related to non-vested restricted stock units, net of estimated forfeitures, was $1.9 million, which is expected to be recognized as expense over a weighted average period of approximately 3.0 years.
Note 8 - Income Taxes
The effective tax rate for the nine months ended September 30, 2017 and 2016 was (6.57)% and 4.5%, respectively. As of December 31, 2016, a valuation allowance of approximately $21.1 million reduced our deferred income tax assets to the amount expected to be realized. The tax benefit recognized for the nine months ended September 30, 2017, was primarily related to losses in our Ireland subsidiary.
Note 9 - Commitments and Contingencies
Operating Lease Obligations
We lease facilities under fixed non-cancellable operating leases that expire on various dates through July 2021. Future minimum lease payments consist of the following (in thousands):

September 30, 2017
2017 (remaining three months)	$432
2018	1,668
2019	1,461
2020	59
2021	34
Total future minimum lease payments	$3,654

Product Warranty
The following table summarizes the activity related to the product warranty liability during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$374	$411	$406	$461
Warranty costs charged to cost of revenue	54	38	145	134
Release of accrual for expired warranties	(114)	(55)	(237)	(201)
Balance, end of period	$314	$394	$314	$394
Purchase Obligations
We enter into purchase order arrangements with our vendors. As of September 30, 2017, there were open purchase orders for which we had not yet received the related goods or services. These arrangements are subject to change based on our sales demand forecasts, and we have the right to cancel the arrangements prior to the date of delivery. As of September 30, 2017, we had approximately $3.1 million of cancellable open purchase order arrangements related primarily to materials and parts.
Guarantees
We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities, generally limited to personal injury and property damage caused by our employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by our general liability insurance to the extent provided by the policy limitations. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2017 and December 31, 2016.
In certain cases, we issue warranty and product performance guarantees to our customers for amounts generally equal to 10% or less of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance. These guarantees are generally stand-by letters of credit that typically remain in place for periods ranging up to twenty-four (24) months, and in some cases up to forty-seven (47) months. All stand-by letters of credit at September 30, 2017 and December 31, 2016, totaled $8.4 million and $4.4 million, respectively.
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
On February 18 and July 27, 2016, two derivative action complaints were filed in connection with the Company's previously reported stockholder class action lawsuit in the Superior Court for the State of California, County of Alameda where the Company was named as a nominal defendant under the captions, Goldberg v. Rooney, et al., HG 16804359, and Gerald McManiman v. Gay, et al., RG 16824960. The complaints have been consolidated under the caption, In Re Energy Recovery, Inc. Derivative Litigation, HG16804359. The consolidated complaint alleges breach of fiduciary duty, waste of corporate assets, and unjust enrichment causes of action against the individually named defendants. Based on currently available information and review with outside counsel, the Company is not able to estimate a potential loss, if any, due to the early stage of the matter.
The previously reported consolidated stockholder class action lawsuit - In Re Energy Recovery Inc. Securities Litigation, Case No.3:15cv-00265 EMC - was dismissed with prejudice by the United States District Court of the Northern District of California on August 28, 2017.
Note 10 - Business Segment and Geographic Information
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

The following summarizes financial information by segment for the periods presented (in thousands):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product revenue	$13,227	$607	$13,834	$10,568	$456	$11,024
Product cost of revenue	3,818	436	4,254	3,647	321	3,968
Product gross profit	9,409	171	9,580	6,921	135	7,056

License and development revenue	—	1,250	1,250	—	1,250	1,250

Operating expenses:
General and administrative	334	361	695	346	278	624
Sales and marketing	1,296	431	1,727	1,434	750	2,184
Research and development	316	2,669	2,985	262	2,023	2,285
Amortization of intangibles	157	—	157	158	—	158
Total operating expenses	2,103	3,461	5,564	2,200	3,051	5,251

Operating income (loss)	$7,306	$(2,040)	5,266	$4,721	$(1,666)	3,055
Less:
Corporate operating expenses			3,726			3,709
Consolidated operating income (loss)			1,540			(654)
Non-operating income			232			78
Income (loss) before income taxes			$1,772			$(576)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Water	Oil &Gas	Total	Water	Oil &Gas	Total
Product revenue	$33,707	$3,310	$37,017	$32,592	$456	$33,048
Product cost of revenue	10,003	2,391	12,394	11,557	321	11,878
Product gross profit	23,704	919	24,623	21,035	135	21,170

License and development revenue	—	3,750	3,750	—	3,750	3,750

Operating expenses:
General and administrative	965	1,085	2,050	828	650	1,478
Sales and marketing	4,039	1,635	5,674	3,663	2,133	5,796
Research and development	810	7,734	8,544	954	6,394	7,348
Amortization of intangibles	473	—	473	473	—	473
Total operating expenses	6,287	10,454	16,741	5,918	9,177	15,095

Operating income (loss)	$17,417	$(5,785)	11,632	$15,117	$(5,292)	9,825
Less:
Corporate operating expenses			11,413			12,148
Consolidated operating income (loss)			219			(2,323)
Non-operating income			460			135
Income (loss) before income taxes			$679			$(2,188)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Domestic product revenue	$365	$268	$1,349	$672
International product revenue	13,469	10,756	35,668	32,376
Total product revenue	$13,834	$11,024	$37,017	$33,048

Product revenue by country:
Saudi Arabia	20%	24%	17%	10%
China	14%	4%	8%	11%
Spain	13%	4%	9%	6%
Egypt	13%	1%	15%	8%
United States	3%	2%	4%	2%
Oman	2%	2%	13%	2%
Singapore	—%	22%	—%	8%
Qatar	—%	—%	—%	12%
Other *	35%	41%	34%	41%
Total	100%	100%	100%	100%

*	Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our product revenue during the periods presented.
Primarily all of our long-lived assets were located in the United States at September 30, 2017 and December 31, 2016.
Note 11 - Concentrations
Customers accounting for 10% or more of our accounts receivable and unbilled receivables were as follows:

	September 30, 2017	December 31, 2016
Customer A	26%	16%
Customer B	19%	6%
Customer C	11%	5%
Customer D	10%	—%
Customer E	—%	13%
Percentages with — are less than 1% or none.

Revenue from customers representing 10% or more of product revenue varies from period to period. For the periods indicated, customers representing 10% or more of product revenue were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Customer C	14%	—%	5%	—%
Customer D	12%	—%	4%	—%
Customer B	9%	2%	11%	5%
Customer F	—%	2%	11%	1%
Customer G	—%	23%	—%	9%
Customer H	—%	15%	—%	5%
Customer I	—%	1%	1%	13%
Percentages with — are less than 1% or none.
No other customer accounted for more than 10% of our product revenue during any period presented.
One customer, Customer J, accounts for 100% of our license and development revenue for the three and nine months ended September 30, 2017 and 2016.
Vendors accounting for 10% or more of our accounts payable were as follows:

	September 30, 2017	December 31, 2016
Vendor A	10%	—%
Vendor B	10%	—%
Vendor C	10%	18%
Percentages with — are less than 1% or none.
Note 12 - Fair Value Measurements
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
The fair value of financial assets and liabilities measured on a recurring basis for the indicated periods was as follows (in thousands):

	9/30/2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$72,241	$—	$72,241	$—
Total assets	$72,241	$—	$72,241	$—

	12/31/2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Available-for-sale securities	$39,073	$—	$39,073	$—
Total assets	$39,073	$—	$39,073	$—
Note 13 - Related Party Transactions
In the first quarter of 2017, the Company extended an employee loan to one of its employees for $21,786. The loan is repayable to the Company in equal monthly installments over six months and is non-interest bearing. As of September 30, 2017 the loan balance was $0. In the third quarter of 2017, another loan was extended to this employee for $21,781. The new loan is repayable to the Company in equal monthly installments over six months and is non-interest bearing.
Note 14 - Subsequent Event
On October 27, 2017, the Company entered into a Sublease Agreement for office space in Houston, Texas. The Sublease Agreement is for a term of three years commencing on November 16, 2017. The Company will pay gross monthly rent of $8,127 plus monthly parking fees.
Future minimum lease payments due under this arrangement consist of the following (in thousands):

October 27, 2017
2017 (remaining three months)	$13
2018	105
2019	105
2020	91
Total future minimum lease payments	$314

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

•	our plan to improve our existing energy recovery devices and to develop and manufacture new and enhanced versions of these devices;

•	our belief that our PX® energy recovery devices are the most cost-effective energy recovery devices over time and will result in the lowest life-cycle costs;

•	our objective of finding new applications for our technology and developing new products for use outside of desalination, including oil & gas applications;

•	our expectation that our expenses for research and development and sales and marketing may increase as a result of diversification into markets outside of desalination;

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
•our belief that we can commercialize the VorTeq™ hydraulic fracturing system;
•our belief that customers will accept and adopt our new products;
•our belief that our current facilities will be adequate for the foreseeable future;
•our expectation that sales outside of the United States will remain a significant portion of our revenue;
•the timing of our receipt of payment for products or services from our customers;

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
•our belief that new markets will grow in the water desalination market; and
•our expectation that we will be able to enforce our intellectual property rights.
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

With respect to product revenue from our ERDs in our Water Segment, a significant portion of our revenue is typically generated by sales to a limited number of large engineering, procurement, and construction (“EPC”) firms, which are involved with the design and construction of larger desalination plants (“MPD”). Sales to these firms often involve a long sales cycle, which can range from sixteen (16) to thirty-six (36) months. A single large desalination project can generate an order for numerous ERDs and generally represents an opportunity for significant revenue. We also sell our devices to many small- to medium-sized original equipment manufacturers (“OEM”), which commission smaller desalination plants, order fewer ERDs per plant, and have shorter sales cycles. Finally, we sell devices and provide services directly to desalination plant operators through our our service and aftermarket organization (“Aftermarket”).
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
A limited number of our customers account for a substantial portion of our product revenue and of our accounts receivable and unbilled receivables. Product revenue from customers representing 10% or more of product revenue varies from period to period. For the three months ended September 30, 2017, two Water Segment customers accounted for 14% and 12%, respectively, of our total product revenue. For the three months ended September 30, 2016, two Water Segment customers accounted for 23% and 15%, respectively of our total product revenue. For the nine months ended September 30, 2017, two Water Segment customers accounted for 11% each of our total product revenue. For the nine months ended September 30, 2016, one Water Segment customers accounted for 13% of our total product revenue. No other Water Segment customer accounted for more than 10% of our total product revenue during any of these periods.
At September 30, 2017, three Water Segment customers accounted for 19%, 11%, and 10%, respectively, of our total accounts receivable and unbilled receivables balance. At December 31, 2016, one Water Segment customer accounted for 13% of our total accounts receivable and unbilled receivables balance.
At September 30, 2017, two Water Segment vendors accounted for 10% each, of our total accounts payable balance. At December 31, 2016, no Water Segment vendor accounted for more than 10% of our accounts payable balance.
During the three and nine ended September 30, 2017 and the three and nine months ended September 30, 2016, most of our Water Segment product revenue was attributable to sales outside of the United States. We expect sales and accounts receivable outside of the United States to remain a significant portion of our Water Segment product revenue and accounts receivable.
Oil &Gas Segment
Our Oil & Gas Segment consists of revenues and expenses associated with solutions sold or licensed for use in hydraulic fracturing, gas processing, and chemical processing. In the past several years, we have invested significantly in research and development to expand our business into pressurized fluid flow industries within the oil & gas industry.
In 2012, we introduced the IsoBoost and IsoGen products for use in the oil & gas industry. In 2014, we announced a new product for the hydraulic fracturing industry, the VorTeq hydraulic pumping system, a pumping solution engineered to increase productivity and reduce operating costs in the pumping process in Oil & Gas hydraulic fracturing applications by rerouting abrasive fluids away from high-pressure pumps. Early stage technology validation field trials were initiated for the VorTeq in the second quarter of 2015 and completed in December 2015 with the successful delivery of proppant to a well located in the Bakken Formation.
In October 2015, through our subsidiary ERI Energy Recovery Ireland Ltd., we entered into a license agreement with Schlumberger Technology Corporation (“VorTeq License Agreement”). The VorTeq License Agreement has a term of fifteen (15) years and grants the licensee the exclusive, worldwide right to use our VorTeq technology for hydraulic fracturing onshore operations, with a carve-out for our early stage test partner, Liberty Oilfield Services. The VorTeq License Agreement includes $125 million in pre-commercialization payments paid in stages: a $75 million upfront, exclusivity fee payment and two separate $25 million payments upon successful achievement of two milestone tests. Following product commercialization, the VorTeq License Agreement includes recurring royalty payments throughout the fifteen-year term. The Company is actively working towards commercialization of the VorTeq including conducting extensive field trials.

Under existing GAAP guidance (Topic 605), the revenue related to the VorTeq License Agreement exclusivity fee is recognized pro-ratably over the fifteen-year agreement. Revenue from each milestone payment will be recognized when the milestone is reached. Revenue from the recurring royalty payments will be recognized when earned throughout the term of the agreement.
In July 2016, we received our first major purchase order for multiple units of our IsoBoost technology for integration into a major gas processing plant to be constructed in the Middle East and we began recognizing Oil & Gas Segment product revenue in the third quarter of 2016 using the percentage-of-completion (“PoC”)method of accounting for this project .
In March 2017, we announced a new partnership with Kemper Valve and Fittings Corp., a Caterpillar company, (“Kemper”). Under the partnership Kemper is designing and manufacturing the second generation manifold trailer, or missile, for the VorTeq hydraulic pumping system (VorTeq Gen 2).
In April 2017, the Company announced a licensing agreement with Alderley plc. The 10-year licensing agreement grants Alderley the exclusive right to sell and promote the Company’s centrifugal line of products, comprised of the IsoBoost and IsoGen systems, for gas processing and pipeline applications in the Gulf Cooperation Council and Middle East region. Energy Recovery will receive a royalty payment for each IsoBoost and IsoGen unit sold.
In May 2017, the Company announced the MTeq, a pumping solution engineered to increase productivity and reduce operating costs in the mud pumping process in Oil & Gas drilling applications by rerouting abrasive fluids away from high-pressure pumps. In conjunction with the MTeq product announcement, the Company also announced a partnership with Sidewinder Drilling LLC as its first early-stage partner for the solution. The MTeq utilizes our PX Pressure Exchanger technology and applies it to upstream Oil & Gas drilling and mud processing.
For both the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, we recognized Oil & Gas Segment license and development revenue related to our VorTeq License Agreement and product revenue related to the sale of the IsoBoost systems.
No Oil & Gas Segment customer accounted for more than 10% of our total product revenue for the three and nine months ended September 30, 2017 or the three and nine months ended September 30, 2016.
For the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, respectively, one customer accounted for 100% of our Oil & Gas Segment license and development revenue.
At September 30, 2017 and December 31, 2016, one Oil & Gas Segment customer accounted for 26% and 16%, respectively, of our total accounts receivable and unbilled receivable balance.
At September 30, 2017 and December 31, 2016, one Oil & Gas Segment vendor accounted for 10% and 18%, respectively, of our total accounts payable balance.
During the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, all of our Oil & Gas Segment product revenue was attributable to sales outside of the United States.
Accounting Estimates
Our condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our consolidated financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition; capitalization of research and development assets; allowance for doubtful accounts; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill and acquired intangible assets; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies. Those estimates could change, and as a result, actual results could differ materially from those estimates.

Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Total revenue (in thousands)

	Three Months Ended September 30,
	2017		2016		Change
Product revenue	$13,834	92%	$11,024	90%	$2,810	25%
License and development revenue	1,250	8%	1,250	10%	—	—%
Total revenue	$15,084	100%	$12,274	100%	$2,810	23%
Product revenue (in thousands)

	Three Months Ended September 30,
Segment	2017		2016		Change
Water	$13,227	96%	$10,568	96%	$2,659	25%
Oil & Gas	607	4%	456	4%	151	33%
Total product revenue	$13,834	100%	$11,024	100%	$2,810	25%

Total product revenue increased by $2.8 million, or 25%, to $13.8 million for the three months ended September 30, 2017 from $11.0 million for the three months ended September 30, 2016. Of the $2.8 million increase, $2.7 million was attributable to the Water Segment and $0.1 million was attributable to the Oil & Gas Segment.
The increase in Water Segment product revenue was primarily driven by higher MPD and OEM shipments in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, Of the $2.7 million increase, $1.6 million related to MPD shipments, $0.6 million related OEM shipments, and $0.5 million related to Aftermarket shipments.
All of the $0.1 million increase in Oil & Gas Segment product revenue was due to the PoC revenue recognition associated with the sale of multiple IsoBoost systems in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.
Product revenue attributable to domestic and international sales as a percentage of total product revenue was as follows:

	Three Months Ended September 30,
	2017	2016
Domestic revenue	3%	2%
International revenue	97%	98%
Total product revenue	100%	100%
License and development revenue (in thousands)

	Three Months Ended September 30,
Segment	2017		2016		Change
Water	$—	—%	$—	—%	$—	—%
Oil & Gas	1,250	100%	1,250	100%	—	—%
Total license and development revenue	$1,250	100%	$1,250	100%	$—	—%

License and development revenue was the same at $1.3 million for both the three months ended September 30, 2017 and the three months ended September 30, 2016. The $1.3 million is representative of three months of amortization of the deferred revenue related to the VorTeq License Agreement.
License and development revenue attributable to domestic and international sales as a percentage of total license and development revenue was as follows:

	Three Months Ended September 30,
	2017	2016
Domestic revenue	—	—%
International revenue	100%	100%
Total license and development revenue	100%	100%
Product gross profit (in thousands)

	Three Months Ended September 30,
Segment	2017		2016		Change
Water	$9,409	71%	$6,921	65%	$2,488	36%
Oil & Gas	171	28%	135	30%	36	27%
Total product gross profit/margin	$9,580	69%	$7,056	64%	$2,524	36%

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components.
Total product gross profit increased by $2.5 million, or 36%, to $9.6 million for the three months ended September 30, 2017 from $7.1 million for the three months ended September 30, 2016. For the three months ended September 30, 2017, total product gross margin was 69% compared to 64% for the three months ended September 30, 2016.
Water Segment product gross profit increased by $2.5 million, or 36%, to $9.4 million for the three months ended September 30, 2017 from $6.9 million for the three months ended September 30, 2016. The increase was primarily due to higher volume and favorable price and product mix in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Water Segment product gross margin was 71% for the three months ended September 30, 2017 compared to 65% for the three months ended September 30, 2016. The increase was primarily due to higher volume and favorable price and product mix.
Oil & Gas Segment product gross profit increased to $0.2 million for the three months ended September 30, 2017 from $0.1 million for the three months ended September 30, 2016. Oil & Gas Segment product gross margin was 28% for the three months ended September 30, 2017 compared to 30% for the three months ended September 30, 2016. The decrease in gross margin was due to the PoC revenue recognition in the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Manufacturing headcount increased to 46 as of September 30, 2017 from 41 as of September 30, 2016.
Stock-based compensation expense included in cost of revenue was $0.04 million for the three months ended September 30, 2017 and $0.02 million for the three months ended September 30, 2016.

Operating expenses (in thousands)

	Three Months Ended September 30,
	2017		2016		Change
Total revenue	$15,084	100%	$12,274	100%	$2,810	23%

Operating expenses: *
General and administrative	4,034	27%	3,971	32%	63	2%
Sales and marketing	2,061	14%	2,512	20%	(451)	(18)%
Research and development	3,038	20%	2,319	19%	719	31%
Amortization of intangible assets	157	1%	158	1%	(1)	(1)%
Total operating expenses	$9,290	62%	$8,960	73%	$330	4%
*    Percentages may not add up due to rounding.
General and administrative
General and administrative expense increased by $0.1 million, or 2%, to $4.0 million for the three months ended September 30, 2017 from $4.0 million for the three months ended September 30, 2016. Of the $0.1 million increase in general and administrative expense, $0.2 million related to stock-based compensation expense and $0.1 million related to other general and administrative costs offset by ($0.2) million related to employee expenses such as compensation and benefits.
General and administrative headcount increased to 33 as of September 30, 2017 from 31 as of September 30, 2016.
Stock-based compensation expense included in general and administrative expense was $0.6 million for the three months ended September 30, 2017 and $0.4 million for the three months ended September 30, 2016.
Sales and marketing
Sales and marketing expense decreased by ($0.4) million, or (18%), to $2.1 million for the three months ended September 30, 2017 from $2.5 million for the three months ended September 30, 2016. Of the ($0.4) million decrease in sales and marketing expense, ($0.2) million related to marketing costs and ($0.2) million related to employee expenses such as compensation and benefits.
Sales and marketing headcount decreased to 28 as of September 30, 2017 from 30 as of September 30, 2016.
Stock-based compensation expense included in sales and marketing expense was $0.2 million for both the three months ended September 30, 2017 and the three months ended September 30, 2016.
Research and development
Research and development expense increased by $0.7 million, or 31%, to $3.0 million for the three months ended September 30, 2017 from $2.3 million for the three months ended September 30, 2016. Of the $0.7 million increase in research and development expense, $0.4 million related to direct research and development project costs associated with new product initiatives and other services and $0.3 million related to employee expenses such as compensation and benefits.
Research and development headcount increased to 27 as of September 30, 2017 from 23 as of September 30, 2016.
Stock-based compensation expense included in research and development expense was $0.2 million for both the three months ended September 30, 2017 and September 30, 2016.
Amortization of intangible assets
Amortization of intangible assets is related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009.

Other income (in thousands)

	Three Months Ended September 30,
	2017		2016		Change
Total revenue	$15,084	100%	$12,274	100%	$2,810	23%

Other income:
Interest expense	(1)	—%	(1)	—%	—	—%
Other non-operating income, net	233	2%	79	1%	154	195%
Total other income	$232	2%	$78	1%	$154	197%

Other income increased by $0.2 million, or 197%, to income of $0.2 million for the three months ended September 30, 2017 from income of $0.08 million for the three months ended September 30, 2016. The increase was primarily due to higher interest income associated with increased investments in marketable securities for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Income taxes
Our income tax provision was $0.07 million for the three months ended September 30, 2017 compared to a tax provision of $0.003 million for the three months ended September 30, 2016. The tax provision of $0.07 million for the three months ended September 30, 2017 was primarily related to tax expense related to the deferred tax effects associated with the amortization of goodwill and to other taxes offset by a lower tax benefit from losses in our Ireland subsidiary. The tax provision of $0.003 million for the three months ended September 30, 2016 was primarily related to the tax basis amortization of goodwill and other taxes offset by a tax benefit from losses in our Ireland subsidiary.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Total revenue (in thousands)

	Nine Months Ended September 30,
	2017		2016		Change
Product revenue	$37,017	91%	$33,048	90%	$3,969	12%
License and development revenue	3,750	9%	3,750	10%	—	—%
Total revenue	$40,767	100%	$36,798	100%	$3,969	11%
Product revenue (in thousands)

	Nine Months Ended September 30,
Segment	2017		2016		Change
Water	$33,707	91%	$32,592	99%	$1,115	3%
Oil & Gas	3,310	9%	456	1%	2,854	626%
Total product revenue	$37,017	100%	$33,048	100%	$3,969	12%

Total product revenue increased by $4.0 million, or 12%, to $37.0 million for the nine months ended September 30, 2017 from $33.0 million for the nine months ended September 30, 2016. Of the $4.0 million increase, $2.9 million was attributable to the Oil & Gas Segment and $1.1 million was attributable to the Water Segment.

All of the $2.9 million increase in Oil & Gas Segment product revenue was due to the percentage-of-completion revenue recognition associated with the sale of multiple IsoBoost systems in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.
The $1.1 million increase in Water Segment product revenue was primarily due to $2.5 million higher MPD shipments in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 offset by lower OEM and aftermarket shipments of ($1.2) million and ($0.2) million, respectively.
Product revenue attributable to domestic and international sales as a percentage of total product revenue was as follows:

	Nine Months Ended September 30,
	2017	2016
Domestic revenue	4%	2%
International revenue	96%	98%
Total product revenue	100%	100%
License and development revenue (in thousands)

	Nine Months Ended September 30,
Segment	2017		2016		Change
Water	$—	—%	$—	—%	$—	—%
Oil & Gas	3,750	100%	3,750	100%	—	—%
Total license and development revenue	$3,750	100%	$3,750	100%	$—	—%

License and development revenue was the same at $3.8 million for both the nine months ended September 30, 2017 and the nine months ended September 30, 2016. The $3.8 million is representative of nine months of amortization of the deferred revenue related to the VorTeq License Agreement.
License and development revenue attributable to domestic and international sales as a percentage of total license and development revenue was as follows:

	Nine Months Ended September 30,
	2017	2016
Domestic revenue	—	—%
International revenue	100%	100%
Total license and development revenue	100%	100%
Product gross profit

	Nine Months Ended September 30,
Segment	2017		2016		Change
Water	$23,704	70%	$21,035	65%	$2,669	13%
Oil & Gas	919	28%	135	30%	784	581%
Total product gross profit/margin	$24,623	67%	$21,170	64%	$3,453	16%

Total product gross profit increased by $3.5 million, or 16%, to $24.6 million for the nine months ended September 30, 2017 from $21.2 million for the nine months ended September 30, 2016. Of the $3.5 million increase, $2.7 million was attributable to the Water Segment and $0.8 million was attributable to the Oil & Gas Segment. For the nine months ended September 30, 2017, total product gross margin was 67% compared to 64% for the nine months ended September 30, 2016.

Water Segment product gross profit increased by $2.7 million, or 13%, to $23.7 million for the nine months ended September 30, 2017 from $21.0 million for the nine months ended September 30, 2016. The increase in product gross profit was primarily due to higher MPD volume and favorable price and product mix. Water Segment product gross margin was 70% for the nine months ended September 30, 2017 compared to 65% for the nine months ended September 30, 2016. The increase in product gross margin was primarily due to higher MPD volume and favorable price and product mix.
Oil & Gas Segment product gross profit increased by $0.8 million, or 581%, to $0.9 million for the nine months ended September 30, 2017 from $0.1 million for the nine months ended September 30, 2016. The increase in product gross profit was due to PoC revenue recognition. Oil & Gas Segment product gross margin was 28% for the nine months ended September 30, 2017 compared to 30% for the nine months ended September 30, 2016. The decrease in the Oil & Gas Segment product gross margin was due to the percentage-of-completion revenue recognition in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Stock-based compensation expense included in cost of revenue was $0.1 million for both the nine months ended September 30, 2017 and the nine months ended September 30, 2016.

Operating expenses (in thousands)

	Nine Months Ended September 30,
	2017		2016		Change
Total revenue	$40,767	100%	$36,798	100%	$3,969	11%

Operating expenses: *
General and administrative	12,369	30%	12,847	35%	(478)	(4)%
Sales and marketing	6,688	16%	6,517	18%	171	3%
Research and development	8,624	21%	7,406	20%	1,218	16%
Amortization of intangible assets	473	1%	473	1%	—	—%
Total operating expenses	$28,154	69%	$27,243	74%	$911	3%
*    Percentages may not add up due to rounding.
General and administrative
General and administrative expense decreased by ($0.5) million, or (4%), to $12.3 million for the nine months ended September 30, 2017 from $12.8 million for the nine months ended September 30, 2016. Of the ($0.5) million decrease in general and administrative expense, ($0.8) million related to third-party service costs offset by a $0.3 million increase related to employee expenses such as stock-based compensation, benefits, and other administrative costs.
Stock-based compensation expense included in general and administrative expense was $1.7 million for the nine months ended September 30, 2017 and $1.6 million for the nine months ended September 30, 2016.
Sales and marketing
Sales and marketing expense increased by $0.2 million, or 3%, to $6.7 million for the nine months ended September 30, 2017 from $6.5 million for the nine months ended September 30, 2016. Of the $0.2 million increase in sales and marketing expense, $0.3 million related to employee expenses such as compensation, benefits, stock-based compensation expense, and commissions offset by ($0.1) million related to marketing costs.
Stock-based compensation expense included in sales and marketing expense was $0.6 million for the nine months ended September 30, 2017 and $0.5 million for the nine months ended September 30, 2016.
Research and development
Research and development expense increased by $1.2 million, or 16%, to $8.6 million for the nine months ended September 30, 2017 from $7.4 million for the nine months ended September 30, 2016. The $1.2 million increase in research and development expense related to employee expenses such as compensation, benefits, and stock-based compensation expense.

Stock-based compensation expense included in research and development expense was $0.7 million for the nine months ended September 30, 2017 and $0.4 million for the nine months ended September 30, 2016.
Amortization of intangible assets
Amortization of intangible assets is related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009.
Other income (in thousands)

	Nine Months Ended September 30,
	2017		2016		Change
Total revenue	$40,767	100%	$36,798	100%	$3,969	11%

Other income (expense):
Interest expense	(2)	—%	(2)	—%	—	—%
Other non-operating income	462	1%	137	—%	325	237%
Total other income	$460	1%	$135	—%	$325	241%

Other income increased by $0.3 million, or 241%, to income of $0.5 million for the nine months ended September 30, 2017 from income of $0.1 million for the nine months ended September 30, 2016. The increase was primarily due to higher interest income associated with our investments in marketable securities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Income taxes
Our income tax benefit was ($0.05) million for the nine months ended September 30, 2017 and ($0.1) for the nine months ended September 30, 2016. Both the tax benefit of ($0.5) million in the nine months ended September 30, 2017 and the tax benefit of ($0.1) million in the nine months ended September 30, 2016 were primarily related to tax benefits from losses in our Ireland subsidiary which were partially offset by tax expenses related to the deferred tax effects associated with the amortization of goodwill and to other taxes.
Liquidity and Capital Resources
Overview
Historically, our primary source of cash to fund our operations and capital expenditures has been proceeds from customer payments for our products and services and the issuance of common stock. In October 2015, we received a payment of $75 million for an exclusive license to our VorTeq technology. As of September 30, 2017, we have issued common stock for aggregate net proceeds of $98.5 million, excluding common stock issued in exchange for promissory notes.
As of September 30, 2017, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $19.2 million that are invested primarily in money market funds; short-term investments of $72.2 million that are primarily invested in marketable debt securities; and accounts receivable of $11.9 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed.
We currently have unbilled receivables pertaining to customer contractual holdback provisions in certain contracts, whereby the final retention payment(s) of 10% is billed at a later date. The customer holdbacks represent amounts intended to provide a form of security to the customer, and not customer financing, accordingly, these receivables have not been discounted to present value. At September 30, 2017 we had $0.6 million of short-term unbilled receivables.
In June 2012, we entered into a loan agreement with a financial institution (“Financial Institution 1”). The loan agreement was amended in June 2015, (as amended, the “Loan Agreement”). The Loan Agreement provided for a total available credit line of $16.0 million. Under the Loan Agreement, we were allowed to draw advances not to exceed the lesser of the $16 million credit line or the credit line minus all outstanding revolving loans. Revolving loans could be in the form of a base rate loan that bore interest equal to the prime rate or a Eurodollar loan that bore interest equal to the adjusted LIBOR rate plus 1.25%. Stand-by letters of credit were subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility was subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The Loan Agreement also required us to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. This Loan Agreement was terminated on January 24, 2017. With the termination of the Loan Agreement, the cash collateral requirement was increased to 105% on all stand-by letters of credit and all corporate credit cards outstanding at termination.
Stand-by letters of credit collateralized by restricted cash at Financial Institution 1 totaled $1.9 million as of September 30, 2017. Restricted cash related to stand-by letters of credit at Financial Institution 1 totaled $2.0 million. Of the $2.0 million in restricted cash, $1.9 million was classified as current and $0.1 million was classified as non-current.
On January 27, 2017, we entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with another financial institution (“Financial Institution 2”). The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. Under the Loan and Pledge Agreement we are allowed to borrow and request letters of credit against the eligible assets held from time to time in the pledged account maintained with the financial institution. Stand-by letters of credit are secured by pledged U.S. investments and there is no cash collateral balance required. Stand-by letters of credit are subject to fees, in an amount equal to 0.7% per annum of the face amount of the letter of credit, that are payable quarterly and are non-refundable. Revolving loans incur interest per annum at a base rate equal to the LIBOR rate plus 1.5%. Any default bears the aforementioned interest rate plus an additional 2%. The unused portion of the credit line is subject to a fee equal to the product of 0.20% per annum multiplied by the difference, if positive, between $16.0 million and the average daily balance of all advances under the committed facility plus aggregate average daily undrawn amounts of all letters of credit issued under the committed facility during the immediately preceding month or portion thereof. The Loan and Pledge Agreement was amended on March 17, 2017 to increase the amount of allowable stand-by letters of credit held with other financial institutions from $4.1 million to $5.1 million.
At September 30, 2017 we had stand-by letters of credit at Financial Institution 2 totaling $5.5 million. Restricted cash related to stand-by letters of credit at Financial Institution 2 totaled $0.
At September 30, 2017, we also had stand-by letters of credit collateralized by restricted cash at another financial institution (“Financial Institution 3”) totaling $1.0 million. Restricted cash related to stand-by letters of credit at Financial Institution 3 totaled $1.0 million as of September 30, 2017, all of which was classified as current.
Restricted cash related to all stand-by letters of credit at September 30, 2017 totaled $3.0 million.
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities was ($2.2) million and $2.3 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.
For the nine months ended September 30, 2017, net income of $0.7 million was adjusted to $6.3 million by non-cash items totaling $5.6 million. For the nine months ended September 30, 2016, a net loss of ($2.1) million was adjusted to $3.0 million by non-cash items totaling $5.1 million.
Non-cash adjustments of $5.6 million during the nine months ended September 30, 2017 primarily include share-based compensation of $3.1 million, depreciation and amortization of $2.7 million, and amortization of premiums on marketable securities of $0.4 million, offset by a change in inventory reserves ($0.2) million, the reversal of accruals for expired warranties of ($0.2) million, and deferred income taxes of ($0.2) million.
Non-cash adjustments of $5.1 million during the nine months ended September 30, 2016 primarily include depreciation and amortization of $2.8 million and share-based compensation of $2.6 million.
The net cash impact from changes in assets and liabilities was approximately ($8.5) million and ($0.6) million for the nine months ended September 30, 2017 and September 30, 2016, respectively. Net changes in assets and liabilities during the nine months ended September 30, 2017 of ($8.5) million were primarily attributable to a decrease of ($3.8) million in non-current deferred revenue related to the recognition of revenue related to the VorTeq License Agreement; an increase of ($2.6) million in cost and estimated earnings in excess of billings; a decrease of ($1.7) million in accrued expenses and other liabilities; an increase of ($1.5) million in inventory; an increase of ($0.4) million in unbilled receivables; an increase of ($0.3) million in prepaid expenses and other assets; and an increase of ($0.2) million in accounts receivable; offset by an increase of $1.9 million in accounts payable and income taxes payable; and an increase of $0.1 million in deferred product revenue.
Net changes in assets and liabilities during the nine months ended September 30, 2016 of ($0.6) million were primarily attributable to a ($3.8) million decrease in non-current deferred revenue related to the recognition of revenue related to the Schlumberger exclusive license; a ($1.6) million decrease in accrued expenses and other current liabilities due to the timing of payments to employees and other third parties; a ($0.6) million increase in prepaid expenses and other current assets; and a ($0.4) million change in costs and estimated earnings in excess of billings related to percentage-of-completion revenue recognition; offset by a $4.3 million decrease in accounts receivable and unbilled receivables as a result of the collections and the timing of invoices for projects shipped previously; a $0.8 million decrease in inventory; a $0.6 million increase in deferred product revenue; and a $0.1 million increase in income taxes payable.
Cash Flows from Investing Activities
Net cash used in investing activities was ($39.1) million and ($15.8) million for the nine months ended September 30, 2017 and September 30, 2016, respectively.
Net cash used in investing activities for the nine months ended September 30, 2017 of ($39.1) million was primarily due to ($64.5) million used to purchase additional marketable securities and ($6.8) million used for capital expenditures, offset by $31.0 million of cash provided from the maturity of marketable securities and a $1.3 million decrease in restricted cash.
Net cash used in investing activities for the nine months ended September 30, 2016 of ($15.8) million was primarily due to ($15.9) million to purchase marketable securities and ($0.9) million to purchase fixed assets, offset by $1.0 million of cash received from the maturity of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities was ($0.8) million and ($5.7) million for the nine months ended September 30, 2017 and September 30, 2016, respectively.
Net cash used in financing activities during the nine months ended September 30, 2017 of ($0.8) million consisted of ($4.3) million used to repurchase our common stock related to a repurchase program and ($0.2) million related to shares withheld from the vesting of restricted stock for tax withholdings, offset by $3.7 million received for the issuance of common stock due to option exercises.
Net cash used in financing activities during the nine months ended September 30, 2016 of ($5.7) million consisted of ($9.4) million used to repurchase our common stock related to repurchase programs, offset by $3.7 million received for the issuance of common stock due to option exercises.
Liquidity and Capital Resource Requirements
We believe that our existing cash balances and cash generated from operations will be sufficient to meet our anticipated capital requirements for at least the next twelve months. However, we may elect in the next twelve months to raise additional capital or incur additional indebtedness to fund certain of our operations, including our product commercialization efforts, or to support acquisitions in the future. Our future capital requirements will depend on many factors, including the continuing market acceptance of our products, our rate of revenue growth, the timing of new product introductions, the timing of product commercialization, the expansion of our research and development, manufacturing, and sales and marketing activities, the timing and extent of our expansion into new geographic territories, and the amount and timing of cash used for stock repurchases. In addition, we may enter into potential material investments in, or acquisitions of, complementary businesses, services, or technologies in the future, which could also require us to seek additional equity or debt financing. Should we need additional liquidity or capital funds, these funds may not be available to us on favorable terms or at all.
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
We have agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of September 30, 2017, we believe that our exposure related to these guarantees and indemnities was not material.
The following is a summary of our contractual obligations as of September 30, 2017 (in thousands):

	Payments Due by Period
Contractual obligations	Less Than 1 Year	1-3 Years	3-5 Years	Total
Operating leases	$432	$3,188	$34	$3,654
Loan payable	3	27	—	30
Purchase obligations	3,053	—	—	3,053
Total contractual obligations	$3,488	$3,215	$34	$6,737
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
Foreign Currency Risk
Our product revenue contracts are denominated in United States Dollars. As we expand our international sales, we expect that a portion of our product revenue could be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates.
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
Interest Rate Risk and Credit Risk

We have an investment portfolio of fixed income marketable debt securities, including amounts classified as cash equivalents and short-term investments. At September 30, 2017, our short-term investments totaled $72.2 million. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. Our current investments are primarily in high-quality, short-term and long-term debt instruments of high-quality corporate issuers. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than eighteen months. A hypothetical 1% increase in interest rates would have resulted in a $0.3 million decrease in the fair value of our fixed-income debt securities as of September 30, 2017.
Concentration of Credit Rate Risk
Our investments in marketable debt securities are subject to potential loss of value due to counterparty credit risk. To minimize this risk, we invest pursuant to a Board-approved investment policy. The policy mandates high-credit-rating requirements and restricts our exposure to any single corporate issuer or sector by imposing concentration limits.
Item 4. Controls and Procedures
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
Registrant: Energy Recovery, Inc.

By:	/s/ JOEL GAY	President and Chief Executive Officer	November 2, 2017
	Joel Gay	(Principal Executive Officer)

	/s/ CHRIS GANNON	Chief Financial Officer	November 2, 2017
	Chris Gannon	(Principal Financial Officer)