Form 10-K
period 2017-12-31
Energy Recovery, Inc.
filed 2018-03-08
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

The aggregate market value of the voting stock held by non-affiliates amounted to approximately $278.9 million on June 30, 2017.

The number of shares of the registrant’s common stock outstanding as of February 28, 2018 was 53,985,515 shares.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2018 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2017.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2017, including “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain information incorporated by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions, or strategies regarding the future.

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

•	our ability to meet projected new product development dates, anticipated cost reduction targets, or revenue growth objectives for new products;

•	our belief that we can commercialize the VorTeq™ hydraulic fracturing system;

•	our belief that the VorTeq enables OFS companies to migrate to more efficient pumping technology;

•	our belief that we will be able to enter into a long-term licensing agreement to bring the MTeq solution to market;

•	our belief that customers will accept and adopt our new products;

•	our belief that our current facilities will be adequate for the foreseeable future;

•	our expectation that sales outside of the United States will remain a significant portion of our revenue;

•	the timing of our receipt of payment for products or services from our customers;

•
our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated liquidity needs for the foreseeable future, with the exception of a decision to enter into an acquisition and/or fund investments in our latest technology arising from rapid market adoption that could require us to seek additional equity or debt financing;

•	our expectation that, as we expand our international sales, a portion of our revenue could be denominated in foreign currencies;

•	our expectations of the impact of the Tax Cuts and Jobs Act of 2017;

•	our belief that new markets will grow in the water desalination market;

•	our expectation that we will be able to enforce our intellectual property rights; and

•
other factors disclosed under Item 1 – Business, Item 1A – Risk Factors, Item 2 – Properties, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 7A – Quantitative and Qualitative Disclosures about Market Risks and elsewhere in this Form 10-K.

You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Annual Report on Form 10-K. All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Item 1A – Risk Factors” and are based on information available to us as of March 8, 2018. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Item 1A – Risk Factors” and our results disclosed from time to time in our reports on Forms 10-Q and 8-K and our Annual Reports to Stockholders.

PART I

ITEM 1 — BUSINESS

Overview

Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company,” “Energy Recovery,” “our,” “us,” and “we”) is an energy solutions provider to industrial fluid flow markets worldwide. Our core competencies are fluid dynamics and advanced material science. Our products make industrial processes more operational and capital expenditure efficient. Our solutions convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our solutions are marketed and sold in fluid flow markets, such as water desalination, oil & gas, and chemical processing, under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, AT™, AquaBold™, VorTeq™, MTeq™, IsoBoost®, and IsoGen®. Our solutions are owned, manufactured, and/or developed, in whole or in part, in the United States of America (“U.S.”) and the Republic of Ireland (“Ireland”). Energy Recovery was incorporated in Virginia in 1992, reincorporated in Delaware in 2001, and became a public company in July 2008.

Markets

Our primary industrial fluid flow markets are water and oil & gas. We are a technology leader for energy recovery devices (“ERDs”) in the water market with our proprietary Pressure Exchanger (“PX”) and turbocharger technologies. We also manufacture high-performance and high-efficiency pumps to provide a packaged solution for our water market customers. Building on our technology, we have expanded our technology solutions offerings into fluid flow applications in the oil & gas market, and are exploring other end markets for which our solutions may be applicable. In the oil & gas market, we offer our VorTeq hydraulic fracturing system (“VorTeq”), and our MTeq mud pumping system (“MTeq”), each of which utilizes our PX technology, as well as our IsoBoost and IsoGen systems, which utilize our turbocharger technology.

Water

Population and economic growth in regions such as the Middle East, Africa, and Asia are driving water demand for human, agricultural, and industrial use. Apart from seasonal variations, the supply of fresh water remains fixed and cannot keep pace with this growing demand. Desalination of seawater, brackish and wastewater into freshwater offers a solution to water needs around the world. In many parts of the world, desalination contributes significantly to the freshwater supply. However, highly pressurized fluid flows are generally required in the desalination process to generate fresh water. These pressurized fluid flows are both a necessity and liability to the water industry. High rates of flow and high-pressure differentials lead to pressure energy becoming a waste product thereby driving excessive energy usage and cost. Water desalination operators seek ways to reduce these costs and improve overall productivity.

Seawater, brackish, and wastewater reverse osmosis desalination have been our core markets for revenue generation to date. Because of the geographical location of many significant water desalination projects, geopolitical and economic events can influence the timing of expected projects. We anticipate that markets traditionally not associated with desalination, including the U.S., will inevitably develop and provide further revenue growth opportunities. The water market ranges from small desalination plants such as those used in cruise ships and resorts, to mega-project desalination plant deployments globally.

Energy Recovery Devices, PX and turbocharger ERD solutions for desalination application: The costs to desalinate and purify water are high, as plants are expensive to build and operate, with energy costs being a major expense driver. Plant operators strive to design and build the most cost-efficient plants possible. As a result, plant operators implement technologies to reduce the energy required to produce desalinated water while maximizing plant reliability and uptime.

High Efficiency Pumps, High-pressure feed and high-pressure circulation pumps: In addition to ERD solutions, the desalination of water requires specialized high pressure feed and circulation pumps. These devices in combination with ERDs must efficiently pressurize and circulate feedwater to the membranes to purify water. Plant operators require specialized pumps with performance matched to the requirements of the membranes and ERDs. To minimize plant costs these pumps must provide high energy efficiency and reliability with low maintenance requirements.

Greenfield

The greenfield market typically represents newly constructed seawater reverse osmosis desalination projects. These facilities vary in size, scope and geography. Typically, greenfield projects are public in nature and involve a formal tendering process. Prior to project award, we work directly with the project bidders and upon award our normal sales process ensues. The greenfield market has been the key market for our water business. This market is highly competitive and the tendering process pays close attention to the cost to desalinate water (i.e., dollars per cubic meter of water produced).

Retrofit

The retrofit market represents existing water facilities that are currently in operation utilizing legacy technologies. These facilities and their owners not only encounter issues with low-efficiency legacy technologies, but also encounter capital expenditure and “know-how” issues that may prevent them from retrofitting plants. Typical retrofits include improvements to existing operations and equipment upgrades. We leverage our best-in-class solutions to unseat existing technology by implementing water production efficiency measures to reduce overall power consumed, repairs and maintenance costs and avoid costly capital upgrades, as well as increase throughput or enhance revenue. These retrofit opportunities may or may not have a formal tendering process. We typically approach the owners and / or end-users of these facilities to present our value-proposition.

Service & Aftermarket

The service & aftermarket market is comprised of existing water facilities that have our solutions installed and/or in operation. We provide spare and repaired components, field services and various commissioning activities to our customer base. We leverage our water expertise in supporting our existing installed base to ensure that our solutions are being operated effectively. Readily available aftermarket products and services are required by our industry partners and customers in order maximize plant availability and profits.

Oil & Gas

Across oil & gas markets, highly pressurized fluid flows are required to extract and process hydrocarbons. These pressurized fluid flows are both a necessity and liability to the oil & gas industry. High rates of flow, high pressure differentials and hostile (e.g., corrosive, erosive or abrasive) fluids lead to rapid degradation of expensive pressure pumping equipment. In addition, pressure energy becomes a waste product at various stages of oil and gas processing thereby driving excessive energy usage and cost. Oil & gas operators seek ways to reduce these costs and improve overall productivity.

Upstream Sector

In the upstream sector, high rates of flow, high pressure differentials and hostile (e.g., corrosive, erosive or abrasive) fluids lead to rapid degradation of expensive pressure pumping equipment, as well as costly repairs and maintenance, excessive downtime and significant excess capacity requirements. We offer a solution to minimize these costs by pressurizing hostile fluids in our proprietary PX technology, thereby only running clean fluids through the pumping equipment.

VorTeq, a PX solution for hydraulic fracturing applications: Hydraulic fracturing is a well-stimulation technique in which pressurized liquid containing a highly abrasive, proppant-laden fluid is injected into a wellbore. Oilfield service (“OFS”) providers utilize high-pressure hydraulic fracturing pumps (commonly referred to as “frac-pumps”) to pressurize fracturing fluid (commonly referred to as “frac-fluid”) at treating pressures up to 15,000 pounds per square inch (“psi”). This frac-fluid is sent from the frac-pumps through traditional missile manifolds into the wellbore to create cracks in the deep-rock formations thereby permitting oil and gas extraction. These frac-pumps are routinely destroyed by the abrasive frac-fluids used during the hydraulic fracturing process causing significant OFS operator costs associated with excessive downtime, repairs, maintenance, and capital equipment redundancy. OFS operators have long sought ways to ruggedize or extend the life of pumps thereby reducing costs. Further, many OFS operators have long sought the means to isolate their high-pressure frac-pumps from abrasive frac-fluid thereby enabling OFS operators to realize immediate and long-term savings in the form of reduced downtime, repairs and maintenance costs and capital equipment redundancy.

MTeq, a PX solution for mud pumping applications: During mud pumping, a drilling fluid (commonly referred to as “drilling mud”) is circulated from a mud pit through the wellbore utilizing high-pressure mud pumps, which pressure the drilling mud at treating pressures up to 7,500 psi, to remove cuttings, control formation pressures, and lubricate the drill bit. Although the mud pumping process removes most of the solids from the drilling mud, debris and sand remain. This drilling mud subjects the pumps circulating the fluid to extreme wear, resulting in burdensome repair and maintenance costs. These mud pumps are routinely destroyed by the hostile drilling mud used during the mud pumping process causing OFS operators significant costs associated with excessive downtime, repairs, maintenance, capital equipment redundancy, safety, and rig mobilization. OFS operators have long sought ways to ruggedize or extend the life of these mud pumps thereby reducing costs, as well as isolate high-pressure mud pumps to bypass corrosive “mud” from the mud pumping system in drilling rigs, an integral piece of the well control system during drilling.

Midstream and Downstream Sectors

IsoBoost & IsoGen, turbocharger solutions, for gas processing & pipeline applications: Within the oil & gas midstream and downstream sectors, pressure energy becomes a waste product at various stages of oil & gas processing thereby driving excessive energy usage and cost. In addition, these midstream and downstream sectors incur very steep expenses as a result of the ongoing maintenance and repair of the high-pressure pumps required to run the acid gas removal process. Our target markets consist of gas processing plants, pipeline substations and ammonia plants worldwide.

Solutions

Energy, repairs, maintenance, and capital costs are major cost drivers in the water and oil & gas markets. We have developed the following proprietary technology solutions to address these major cost drivers:

Water

In the water market, our energy recovery solutions reduce plant operating costs by capturing and reusing otherwise lost pressure energy from the reject stream of the water desalination process. Our water ERDs are categorized into two technology groups: PX Pressure Exchangers and turbochargers. Complementing these products are our high-performance, high-efficiency pumps.

QPX and PX Prime, high efficiency ERD solutions for water applications: Our patented PX ERD technology consists of a ceramic rotor operating on highly efficient hydrodynamic bearings. Our PX ERDs enable water desalination plant operators to recover wasted hydraulic pressure energy from a high-pressure fluid flow and transfer the energy to a low-pressure fluid flow. Our PX ERDs perform with up to 98% efficiency and unmatched uptime in the desalination industry, and can reduce a desalination plant’s energy costs by up to 60%.

Turbochargers, high efficiency centrifugal ERD solutions for water applications: Our hydraulic turbochargers (“Turbochargers”) are designed for low-pressure brackish, high-pressure seawater reverse osmosis systems and various other water treatment applications. Our Turbochargers provide high efficiency with state-of-the-art engineering and configuration. Designed for maximum durability, reliability and optimum efficiency, our turbochargers offer substantial savings, and the custom-designed hydraulics and 3-dimensional (“3D”) geometry allow for optimum performance.

Pumps, high efficiency pumps for water applications: Our high-pressure feed and circulation pumps are designed for low and high-pressure reverse osmosis systems. Specifically designed for the reverse osmosis industry, our pumps utilize our material science and hydraulic design expertise. Designed for maximum durability, reliability, and optimum efficiency, our pumping systems offer users savings, while the investment cast components and optimized fluid pathways ensure maximum performance.

Oil & Gas

In the oil & gas market, our technology solutions preserve or eliminate pumping technology in hostile processing environments or convert wasted pressure energy into a reusable asset. Our core oil & gas solutions based upon PX technology, the VorTeq and MTeq, which isolate high cost pumping equipment from hostile processing fluids. Our centrifugal line of solutions based upon turbocharger technology the IsoBoost and IsoGen, recycle otherwise lost pressure energy.

Upstream Sector

VorTeq, a PX solution for hydraulic fracturing applications: The VorTeq technology for use by OFS companies isolates and preserves costly frac-pumps by re-routing hostile frac-fluid away from the frac-pumps, and ultimately enables a more efficient pumping model. Using VorTeq, the frac-pumps will process only clean fluid, which leads to reduced repairs and maintenance costs, reduced capital costs by extending frac-pump life expectancy, and the elimination of redundant capital equipment. Furthermore, VorTeq enables the migration to more efficient pumping technology. Specifically, when frac-pumps are no longer required to process hostile frac-fluid, OFS companies are able to utilize fewer, larger and more efficient centrifugal pumps, which is not currently possible as such pumps cannot successfully process hostile frac-fluid. When implemented by OFS companies, this new centrifugal pump model has the potential to revolutionize the equipment (and cost) required to produce hydrocarbons through hydraulic fracturing. Our VorTeq is currently in the research and development (“R&D”) stage and we are actively working towards commercialization. We completed a substantial re-design of the VorTeq during 2017. We are focused on commercializing this technology.

MTeq, a PX solution for mud pumping applications: Our MTeq technology for use by OFS companies isolate and preserves costly mud pumps by re-routing hostile drilling mud away from these critical pumps, and ultimately enables a more efficient pumping model. These mud pumps will then process only clean fluid, which leads to reduced repairs and maintenance costs and reduced capital costs by extending pump life expectancy and eliminating redundant capital equipment. Furthermore, by processing only clean fluid, our MTeq enables the migration by the OFS companies to increasingly efficient pumping technology which cannot otherwise handle the hostile processing fluid. This more efficient pumping model further reduces capital expenditures and offers increased safety and reliability, as well as lower mobilization and logistics complexity and associated cost. Our MTeq is currently in the R&D stage and we are actively working towards commercialization. We designed the MTeq during late 2016 and early 2017 and completed building the first prototype in December 2017.

Midstream and Downstream Sectors

IsoBoost & IsoGen, turbocharger solutions, for gas processing & pipeline applications: Within the gas processing and pipeline pressure down cycle, the IsoBoost and IsoGen technology enables the recovery of pressure energy in the fluid flow either through the exchange of pressure within the application or by converting it to electricity. Our technology enables gas processing plant and pipeline owners and operators to achieve immediate and long-term energy savings with little or no operational disruption. Our IsoBoost is comprised of hydraulic turbochargers and related controls and automation systems. The IsoBoost solution enables oil & gas operators to capture and use wasted hydraulic pressure energy within the acid gas removal process, acting like a pump that is powered by hydraulic pressure that would otherwise be discarded through a control valve. Our IsoGen is comprised of hydraulic turbines, generators, and related controls and automation systems. The IsoGen enables oil & gas operators to generate electricity from the hydraulic energy in high-pressure fluid flows, either within the acid gas removal process in gas processing or at pipeline choke stations.

Customers

Water

We sell our ERD solutions to major international engineering, procurement, and construction (“EPC”) firms that can design, build, own and operate large-scale desalination plants; original equipment manufacturers (“OEM”) which are companies that supply equipment and packaged solutions for small- to medium-sized desalination plants; national, state and local municipalities worldwide; and plant owners who can utilize our technology to upgrade or keep their plant running, or retrofit their existing plant equipment with various efficiency measures to optimize operations by reducing overall power consumed and reduce other operating costs in the desalination process.

Large Engineering, Procurement and Construction Firms

A significant portion of our revenue has historically come from sales of our ERD solutions to large EPC firms worldwide which have the required desalination expertise to engineer, undertake procurement for, construct, and sometimes own and operate, large desalination plants or mega-projects (“MPD”). We work with these firms to specify our ERD solutions for their plants. The time between project tender and shipment can range from sixteen to thirty-six months, or more. Each MPD project typically represents revenue opportunities ranging from $1 million to $6 million, and sometimes more.

Original Equipment Manufacturers

Our packaged solutions to OEMs include PXs, turbochargers, high-pressure pumps, and circulation “booster” pumps. Our sale of solutions and services to OEM suppliers are for integration and use in small- to medium-sized desalination plants located in small municipalities, hotels and resorts, power plants, cruise ships, farm operations, and other desalination facilities. In addition, these OEMs purchase our solutions for “quick water” or emergency water solutions. The time from project tender and shipment can range from one to 12 months. OEM projects typically represent revenue opportunities of up to $1 million.

End-users and Service Providers

Our existing and expanding installed base of ERD and pump products in water plants has created a growing customer base comprised of plant operators and service providers. These customers purchase spare parts, replacement parts, and service contracts, as well as utilize our field service managers to perform maintenance and repairs. Owners and operators of older plants without effective ERDs and newer plants with ERDs manufactured by our competitors purchase our equipment to retrofit plants to realize operational expense reductions or expansions in plant capacity. In addition, these customers may retrofit their plants to harvest operational efficiencies through our Energy Service Agreements (“ESA”).

Oil & Gas

We license, lease or sell our oil and gas products to OFS companies, international oil companies (“IOC”), national oil companies (“NOC”), exploration and production companies (“E&P”), OEMs and EPC firms.

Oilfield Service Companies

OFS companies provide the infrastructure, equipment, intellectual property, and services needed by the oil & gas industry to explore for, extract, and transport crude oil and natural gas. OFS hydraulic fracturing and mud pumping operators face significant pressure to reduce costs as oil & gas companies curtail capital expenditures and seek operational efficiencies in response to lower commodity prices.

Our VorTeq enables OFS hydraulic fracturing operators to isolate their frac-pumps from frac-fluid thereby reducing operating and capital costs. In 2014, we entered into a strategic partnership with Liberty Oil Field Services (“Liberty”) to pilot and conduct field trials with the VorTeq. Through this agreement, Liberty has the rights to lease up to twenty VorTeq missiles for a period of up to five years following commercialization. In 2015, we entered into a 15-year license agreement with Schlumberger Technology Corporation (the “VorTeq Licensee”) for the exclusive, worldwide right to use the VorTeq for hydraulic fracturing onshore operations. The license agreement provides a carve out for Liberty’s contractual rights to utilize the VorTeq. We are currently working with the VorTeq Licensee and Liberty to commercialize the VorTeq technology.

Our MTeq enables OFS mud pumping operators drilling oil and gas wells to isolate their mud pumps from harsh drilling mud thereby reducing operating and capital costs. In the second quarter of 2017, we entered into a strategic early-stage testing agreement with Sidewinder Drilling to conduct testing of the MTeq solution at their yard facility. As with VorTeq, following product validation, we intend to enter into a long-term licensing agreement to bring the MTeq solution to market. These long-term licensing partners could be OFS companies that specialize in drilling wells or OEMs that supply or lease equipment to market participants. We are currently in the process of evaluating potential partners for the MTeq solution.

Gas Processing & Pipeline Operators

We have contracted and delivered oil & gas solutions to customers in North America, Asia, and the Middle East for use in gas processing applications. Our target market consists of gas processing plants, pipeline substations and ammonia plants worldwide. Our IsoGen solution has been installed in a major gas processing plant in the Middle East. Our IsoBoost solution has been purchased for integration into a major gas processing plant to be constructed in the Middle East.

In 2016, we received our first major purchase order for multiple units of our IsoBoost solution for integration into a major gas processing plant under construction in the Middle East. We expect to complete and ship the units to the Middle East in the first half of 2018. In April 2017, we entered into a 10-year licensing agreement with Alderley FZE for our IsoBoost & IsoGen technologies in gas processing and pipeline applications within the countries of the Gulf Cooperation Council (“GCC”), as well as Iraq and Iran to the extent international sanctions and laws permit.

Competition

Water

The market for ERDs and pumps in the water treatment market is competitive. As the demand for fresh water increases and the market expands, we expect competition to persist and intensify.

We have three main competitors for our ERDs: Flowserve Corporation (“Flowserve”), Fluid Equipment Development Company (“FEDCO”), and Danfoss Group (“Danfoss”). Although these companies may offer competing solutions at lower initial prices, our solutions offer a competitive advantage because we believe that they provide the lowest life-cycle cost and are therefore the most cost-effective ERDs for the reverse osmosis desalination industry over time.

In the market for large desalination projects, our PX ERDs compete primarily with Flowserve’s DWEER product. We believe that our PX ERDs have a competitive advantage over DWEER devices because our devices are made with highly durable and corrosion-resistant ceramic parts that are designed for a life of more than 25 years, are warranted for high efficiencies, cause minimal unplanned downtime, and offer lower lifecycle costs. Additionally, the PX ERDs offer optimum scalability with a quick startup as well as minimal maintenance. We believe that our large AT turbocharger solutions also have a competitive advantage over Flowserve’s Pelton Turbine product, particularly in countries where energy costs are low and upfront capital costs are a critical factor in purchase decisions, because our AT turbocharger solutions have higher net transfer efficiencies, lower upfront capital costs, a simple design with one rotating assembly, a small physical footprint, and a long operating life that leads to low total lifecycle costs.

In the market for small-to-medium-sized desalination plants, our solutions compete with FEDCO’s turbochargers and Danfoss’s ERDs. We believe that our PX ERDs have a competitive advantage over these solutions because our devices provide up to 98% energy efficiency, have lower lifecycle maintenance costs, and are made of highly durable and corrosion-resistant ceramic parts. We also believe that our turbochargers compete favorably with FEDCO’s turbochargers on the basis of efficiency and price and because our turbochargers have design advantages that enhance efficiency, operational flexibility, and serviceability.

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

Oil & Gas

The landscape for our technology within the oil & gas market is competitive as the industry is continuously seeking ways to reduce costs and extend the life of assets used in the production or transportation of hydrocarbons. As demand for our products increase, we expect competition to intensify.

We believe our VorTeq technology represents a competitive advantage over existing missile manifold technology because our solution re-routes abrasive proppant away from high-pressure pumps, thereby extending pump lifespan, reducing repairs and maintenance costs, and decreasing the need for redundant capital equipment. In addition, because our VorTeq technology isolates the high-pressure frac-pumps from abrasive proppant, OFS fracing operators will have the option to transition to more robust, longer lived, centrifugal pumps thereby further decreasing operating and capital costs. While our VorTeq replaces a traditional manifold, the competitors to our VorTeq are the high-pressure frac pump manufacturers. There are a multitude of these pump manufacturers, including FMC Technologies, the Weir Group, Stewart & Stevenson and Forum Energy Technologies.

Our latest technology offering, the MTeq, enhances the useful life of mud pumps and consumable pump components used in land drilling by re-routing the abrasive drilling mud away from the high-pressure pumps, thereby isolating them. Because our MTeq isolates the mud pumps from abrasive fluid, OFS operators have the option to transition to more robust, longer life, centrifugal pumps thereby further decreasing operating and capital costs. Like the VorTeq (described in the preceding paragraph), the competition to the MTeq is a more robust mud pump or more durable mud pump components. The primary manufacturers of mud pumps are National Oilwell Varco, Inc., Gardner Denver, Inc. and Cameron International Corporation.

Our IsoBoost and IsoGen technologies integrate into acid gas removal systems to reduce energy consumption and increase the reliability and uptime of the amine circulation system. Several companies manufacture competitive technology to the IsoGen, which primarily consist of reverse running pumps (also called hydraulic power recovery turbines or HPRTs) and perform a basic form of energy recovery. Manufacturers of reverse running pumps include, but are not limited to, Flowserve, Sulzer Pumps, Ltd., and Shin Nippon Machinery. Several companies manufacture hydraulic turbochargers, which could eventually develop into competitive technology to the IsoBoost. However, none of these companies that manufacture turbochargers have significant experience within gas processing. In order to utilize a turbocharger in gas processing, expertise is required to validate the system level design and integration within a gas processing application.

Sales and Marketing

Water

In the water market, our strategically located direct sales force offers our products through capital sale, ESAs, and financing procurement vehicles. MPD opportunities are for desalination projects exceeding 50,000 cubic meters per day. OEM opportunities include sales of PX ERDs, turbochargers, and pumps for plants typically designed to produce less than 50,000 cubic meters per day. Aftermarket opportunities include new and replacement parts and products, as well as technical support, training, product installation, and plant commissioning.

Oil & Gas

In the oil & gas market, we target OFSs, IOCs, NOCs, E&Ps, OEMs or EPCs on behalf of oil producers and chemical producers who have applications for our solutions and services. We endeavor to limit capital sales into the oil & gas market, thereby minimizing installation and distribution costs, as well as associated sales and marketing expenses. As a result, our primary go-to-market strategy in the oil & gas market is through technology licensing.

We have two agreements in place for the use of our VorTeq technology. In 2014, we entered into a strategic partnership with Liberty Oil Field Services (“Liberty”) to pilot and conduct field trials with the VorTeq and in 2015, we entered into a 15-year license agreement with our VorTeq Licensee for the exclusive, worldwide right to use the VorTeq for hydraulic fracturing onshore operations. The license agreement provides a carveout for Liberty’s contractual rights to utilize the VorTeq based on a 2014 early-stage strategic partnership agreement.

We are currently evaluating potential long-term licensing partners for our MTeq technology, with the goal to license the technology in the future.

In April 2017, we entered into a 10-year licensing agreement with Alderley FZE for our IsoBoost and IsoGen technologies in gas processing and pipeline applications within the countries of the GCC, as well as Iraq and Iran to the extent international sanctions and laws permit.

A significant portion of our revenue is from outside of the U.S. Additional segment and geographical information regarding our product revenue is included in Note 13, “Geographical Information and Concentrations” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Operations

Water

Our water products are manufactured at our facility located in San Leandro, California, where our PXs, turbochargers and pumps are produced, assembled, and tested. We produce the majority of our ceramic components for our PX solutions in our advanced ceramics manufacturing facility, where we also complete machining, assembly and performance-testing of our PX devices. In addition, many components of our ERDs and pumps are also manufactured in San Leandro to protect the proprietary nature of our manufacturing methods and product designs and to maintain premium quality standards.

We obtain raw, processed and certain pre-machined materials from various suppliers to support our manufacturing operations. A limited number of these suppliers are near sole-source to maintain material consistency and support new product development. A qualified redundant material source exists in all cases.

Our production facility operates under the principles of Lean Manufacturing and continuously seeks ways to improve product and process performance. Our quality management system is certified to the ISO9001 standards.

Water field activities are conducted by our aftermarket and field service organization onsite at customer locations.

Oil & Gas

Our oil & gas product manufacturing, assembly, and testing is managed through our operations in Ireland. To produce our oil & gas products, we utilize multiple supply chain partners, in addition to our San Leandro manufacturing facility. We complete critical machining, assembly, and testing operations in-house to protect the proprietary nature of our manufacturing methods and product designs and to maintain premium quality standards. Our Ireland operations are also responsible for overseeing the commercialization of the VorTeq and expanding our manufacturing activities.

Oil & gas field activities are conducted by our field operations organization, which also provides support to R&D activities leading to VorTeq and MTeq commercialization.

Research and Development

We maintain a robust, multi-year product development road map which guides our R&D resource allocation. Specific to new product development, our focus is overwhelmingly on our proprietary PX technology given its prohibitive nature, broad technical aperture, and use across a broad array of markets and applications. Our corporate objective is to achieve proof of concept of one new derivative of the pressure exchanger annually, on a 24 month cycle. Our immediate R&D efforts are principally focused on developing new technologies for use within the oil & gas markets.

When developing products and ultimately markets for our products, we seek four distinct process criteria: (1) high rates of fluid flow; (2) large pressure differentials; (3) hostile fluids; and (4) high degrees of capital intensity, specifically in the form of pumping assets. Based on these criteria, our product development strategy is to identify fluid flow applications where pumps are being destroyed and/or where pressure energy is being wasted. Our technologies isolate pumping assets from hostile process fluids, or recover otherwise wasted pressure energy. Our R&D efforts are therefore focused on: (1) advancing new products in markets beyond desalination, with a specific and immediate emphasis on oil & gas, where our technology is utilized to preserve pumping assets; and (2) enhancing our existing energy recovery devices and pumps for the water desalination market.

To support our product strategy, we invest in engineering talent with expertise in fluid physics and advanced material science. In addition, to enable increasingly complex and shorter-cycle product development, we invest in advanced numerical modeling and analysis infrastructure allowing for 3D, multi-phase, multi-physics, and computational fluid dynamics. These models coupled with our existing structural interaction analytical capabilities supports our objective of achieving the proof of concept of one new derivative of the pressure exchanger each year.

Our product development process evaluates potential technology applications across a set of criteria to determine the allocation of finite internal resources and prioritize target applications. Once a target application is identified and we determine conceptually how our technology can solve a problem, our product development steps start with evaluating the concept through analytical methods. This is followed by validating the analysis experimentally at sub-scale, then full-scale and finally as a system. Each of these stages follow a rigorous review process (business as well as technical) in order to steer the development towards a successful new technology.

Within our Water segment, R&D investments have produced the latest and most efficient energy recovery device, the PX Prime. In addition, we continue to advance our turbocharger and pump technologies to better service our water end markets.

Within our Oil & Gas segment, R&D investments are primarily focused on commercializing the VorTeq and MTeq, as well as developing new products for applications where pumping assets are compromised due to hostile process fluids. Our foremost priority remains the commercialization of VorTeq.

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

In our Oil & Gas segment, we do not currently have enough history to determine seasonal revenue patterns.

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

We have registered the following trademarks with the United States Patent and Trademark office: “ERI,” “PX,” “PX Pressure Exchanger,” “Pressure Exchanger,” the Energy Recovery logo, “Making Desalination Affordable,” “IsoBoost,” and “IsoGen.” Applications are pending for “VorTeq” and “MTeq.” We have also applied for and received registrations in international trademark offices.

Employees

As of December 31, 2017, we had 133 employees: 47 in manufacturing; 25 in engineering, research and development; 34 in corporate services and management; and 27 in sales, service, and marketing. Fourteen of these employees were located outside of the United States. We also engage a relatively small number of independent contractors, primarily as sales agents worldwide. We have not experienced any work stoppages, and our employees are not unionized.

Additional Information

The Energy Recovery website is www.energyrecovery.com. We use the Investor Relations section of our website as a routine channel for distribution of important information, including news releases, presentations, and financial statements. We intend to use the Investor Relations section of our website as a means of complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website in addition to press releases, Securities and Exchange Commission (“SEC”) filings, and public conference calls and webcasts. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, in the Investor Relations section of our website, as soon as reasonably practicable after the reports have been filed with or furnished to the SEC. The information contained on our website or any other website is not part of this report nor is it considered to be incorporated by reference herein or with any other filing we make with the SEC. Our headquarters and primary manufacturing center is located at 1717 Doolittle Drive, San Leandro, California 94577, and our main telephone number is (510) 483-7370.

Item 1A — Risk Factors

The following discussion sets forth what management currently believes could be the most significant risks and uncertainties that could impact our businesses, results of operations, and financial condition. Other risks and uncertainties, including those not currently known to the Company or its management, could also negatively impact our businesses, results of operations, and financial conditions. Accordingly, the following should not be considered a complete discussion of all of the risks and uncertainties the Company may face. We may amend or supplement these risk factors from time to time in other reports we file with the SEC.

Risk Related to our Water Segment

•
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

•
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

•	If we are unable to collect unbilled receivables, which are caused in part by holdback provisions, our operating results could be adversely affected.

Our contracts with large engineering, procurement, and construction firms generally contain holdback provisions that typically delay final installment payments for our products by up to 24 months, after the product has been shipped and revenue has been recognized. Generally 10% or less of the revenue we recognize pursuant to our customer contracts is subject to such holdback provisions and is accounted for as unbilled receivables. Such holdbacks may result in relatively high unbilled receivables. If we are unable to collect these performance holdbacks, our results of operations would be adversely affected.

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

Risk Related to our Oil & Gas Segment

•	We may not be able to successfully commercialize the VorTeq.

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

•	If the VorTeq Licensee fails to adopt the VorTeq, for any reason, we may not receive royalty payments or be able to successfully commercialize the VorTeq.

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

•	We may not meet the key performance indicators necessary to meet the two milestones in the VorTeq License Agreement.

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

•	We may not be able to successfully complete early stage testing of the MTeq, enter into a long term licensing agreement for the MTeq or fail to commercialize the MTeq.

We introduced the MTeq in 2017 and entered into a strategic early stage testing agreement in the second quarter of 2017. Like the VorTeq, we intend to find a long-term licensing partner for the MTeq and to ultimately commercialize the MTeq. The early stage testing agreement with Sidewinder Drilling is intended to validate the MTeq system through yard testing. However, the MTeq is a relatively new technology and those tests may prove unsuccessful. Even if early stage testing proves to be successful, we may not be able to identify a licensing partner for the technology to assist us in bringing the MTeq solution to the market. If we were able to enter into such a licensing agreement, we may still fail to produce a viable commercialized solution given the complex and extreme conditions found in mud pumping, which present a wide range of technological challenges for us. If we are unable to successfully complete early stage testing, or fail to locate and successfully negotiate a licensing or similar agreement with a long term partner, or fail to solve any of the technological challenges, we may not be able to successfully commercialize the MTeq, which could have an adverse effect on our entire business, financial condition, or results of operation.

•
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

•
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

Risk Related to our Entire Business

•	Our diversification into new fluid flow markets, such as oil & gas, may not be successful

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

•
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.

Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our energy recovery products. This education process can be time-consuming and typically involves a significant product evaluation process which is particularly pronounced when dealing with product introduction into new fluid flow industrial verticals. In our Water segment, the sales cycle for our OEM customers, which are involved with smaller desalination plants, averages one to 12 months. The Water segment sales cycle for our international engineering, procurement, and construction firm customers, which are involved with larger desalination plants, ranges from 16 to 36 months. In our Oil & Gas segment, experience indicates that sales efforts are prolonged due in part to customers’ reluctance to accept new technology, procurement processes, plant turnaround dates, and budgetary constraints. The sales cycle for our Oil & Gas segment customers ranges from 16 to 36 months. These long sales cycles make quarter-by-quarter revenue predictions difficult and results in our expending significant resources well in advance of orders for our products.

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

•	Parts of our inventory may become excess or obsolete, which would increase our cost of revenues.

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

•	We may not generate positive returns on our research and development strategy.

Developing our products is expensive and the investment in product development may involve a long payback cycle. For the years ended December 31, 2017, 2016 and 2015, our R&D expenses were $13.4 million, or approximately 21% of our total revenue, $10.1 million, or approximately 19% of our total revenue, and $7.7 million, or approximately 17% of our total revenue, respectively. We expect to continue to invest heavily in R&D in order to introduce new products and achieve proof of concept of at least one new derivative of the pressure exchanger every year. We believe one of our greatest strengths lies in our innovation and our product development efforts. By investing in R&D, we believe we are well positioned to continue to execute on our product strategy, take into consideration our customers’ cost and efficiency sensitivities and take advantage of other market opportunities. We expect that our results of operations may be impacted by the timing and size of these investments. In addition, these investments may take several years to generate positive returns, if ever.

•
We are subject to risks related to product defects, which could lead to warranty claims in excess of our warranty provision or result in a significant or a large number of warranty or other claims in any given year.

We provide a warranty for certain products for a period of 18 to 30 months and provide up to a 5-year warranty for the ceramic components of our PX-branded products. We test our products in our manufacturing facilities through a variety of means; however, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market. The testing may not replicate the harsh, corrosive, and varied conditions of the desalination and other plants in which they are installed. It is also possible that components purchased from our suppliers could break down under those conditions. Certain components of our turbochargers and pumps are custom-made and may not scale or perform as required in production environments. Accordingly, there is a risk that we may have significant warranty claims or breach supply agreements due to product defects. We may incur additional cost of revenue if our warranty provisions are not sufficient to cover the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, they could adversely affect our business, financial condition, and results of operations.

•	Business interruptions may damage our facilities or those of our suppliers.

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

In addition to intellectual property litigation risks discussed above, we are presently involved, and may become involved in the future, in various commercial and other disputes as well as related claims and legal proceedings that arise from time to time in the course of our business. See Note 16, “Litigation,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for information about certain legal proceedings in which we are involved. Our current legal proceedings and any future lawsuits to which we may become a party are and will likely be expensive and time consuming to investigate, defend and resolve, and will divert our management’s attention. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could have an adverse effect on our business, financial condition, or results of operations.

•
Our global operations expose us to risks and challenges associated with conducting business internationally, and our results of operations may be adversely affected by our efforts to comply with the laws of other countries, as well as U.S. laws which apply to international operations, such as the Foreign Corrupt Practices Act (FCPA) and U.S. export control laws.

We operate on a global basis with offices or activities in Europe, Africa, Asia, South America, and North America. We face risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include tax laws, anti-competition regulations, import and trade restrictions, export control laws, and laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers, including the U.S. Foreign Corrupt Practices Act (“FCPA”) or other anti-corruption laws that have recently been the subject of a substantial increase in global enforcement. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Also, we may be held liable for actions taken by our local dealers and partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions or conditions on the conduct of our business. Any such violations could include prohibitions or conditions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our business, and our operating results. In addition, we operate in many parts of the world that have experienced significant governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses, or other preferential treatment by making payments to government officials and others in positions of influence or through other methods that relevant law and regulations prohibit us from using. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

•
The U.S. Congress and Trump Administration may make substantial changes to fiscal, political, regulation and other federal policies that may adversely affect our business, financial condition, operating results and cash flows.

Changes in general economic or political conditions in the United States or other regions could adversely affect our business. For example, the administration under President Donald Trump has indicated that it may propose significant changes with respect to a variety of issues, including international trade agreements, import and export regulations, tariffs and customs duties, foreign relations, immigration laws, tax laws, corporate governance laws and corporate fuel economy standards, that could have a positive or negative impact on our business. Proposals espoused by the Trump Administration may result in changes to social, political, regulatory, and economic conditions in the United States or in laws and policies affecting the development and investment in countries where we currently conduct business, sell our products, or procure our raw materials. In addition, these changes could result in negative sentiments towards the United States among non-U.S. customers. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business due to the substantial exposure we have to international markets which could have an adverse effect on our business, financial condition, or results of operations.

•	Regulations related to conflict minerals could adversely impact our business.

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

•	We may have risks associated with security of our information technology systems.

We make significant efforts to maintain the security and integrity of our information technology systems and data. Despite significant efforts to create security barriers to such systems, it is virtually impossible for us to entirely mitigate this risk. There is a risk of industrial espionage, cyber-attacks, misuse or theft of information or assets, or damage to assets by people who may gain unauthorized access to our facilities, systems, or information. Such cybersecurity breaches, misuse, or other disruptions could lead to the disclosure of confidential information, improper usage and distribution of our intellectual property, theft, manipulation and destruction of private and proprietary data, and production downtimes. Although we actively employ measures to prevent unauthorized access to our information systems, preventing unauthorized use or infringement of our rights is inherently difficult. These events could adversely affect our financial results and any legal action in connection with any such cybersecurity breach could be costly and time-consuming and may divert management’s attention and adversely affect the market’s perception of us and our products.

•	We may have risks associated with our international tax optimization structure

In 2015, we implemented an international tax optimization structure. Subsidiaries were established in Ireland and we transferred our Oil & Gas segment intellectual property via platform licenses to ERI Energy Recovery Holdings Ireland Limited. We have undertaken extensive due diligence, implemented and continue to implement manufacturing, R&D, and sales operations to create Irish substance, and have conferred with tax experts to ensure that uncertain tax positions are unlikely. It is possible that the international tax structure could be examined by the Internal Revenue Service in the U.S. and/or the Tax Authorities in Ireland, and it is possible that such an examination could result in an unfavorable impact on us.

•
The enactment of legislation implementing changes in taxation of international business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies could materially impact our financial position and results of operations.

Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in a number of jurisdictions. For example, on December 22, 2017, President Trump signed into law “H.R.1”, known as the “Tax Cuts and Jobs Act”, (the “Tax Act”), which significantly changes existing U.S. tax laws.

In addition, many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation’s Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer-pricing documentation rules, and nexus-based tax incentive practices. As a result of the heightened scrutiny of corporate taxation policies, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes in policies or rulings may also result in the taxes we previously paid being subject to change.

Due to the scale of our international business activities any substantial changes in international corporate tax policies, enforcement activities or legislative initiatives may materially and adversely affect our business, the amount of taxes we are required to pay and our financial condition and results of operations generally.

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

•	We may seek to expand through acquisitions of and investments in other businesses, technologies, and assets. These acquisition activities may be unsuccessful or divert management’s attention.

We may consider strategic and complementary acquisitions of and investments in other businesses, technologies, and assets, and such acquisitions or investments are subject to risks that could affect our business, including risks related to:

•	the necessity of coordinating geographically disparate organizations;

•	implementing common systems and controls;

•	integrating personnel with diverse business and cultural backgrounds;

•	integrating acquired research and manufacturing facilities, technology and products;

•	combining different corporate cultures and legal systems;

•	unanticipated expenses related to integration, including technical and operational integration;

•	increased costs and unanticipated liabilities, including with respect to registration, environmental, health and safety matters, that may affect sales and operating results;

•	retaining key employees;

•	obtaining required government and third-party approvals;

•	legal limitations in new jurisdictions;

•	installing effective internal controls and audit procedures;

•	issuing common stock that could dilute the interests of our existing stockholders;

•	spending cash and incurring debt;

•	assuming contingent liabilities; and

•	creating additional expenses.

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

•	Our actual operating results may differ significantly from our guidance.

We release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance which, includes forward-looking statements, will be based on projections prepared by our management. These projections will not be prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person will express any opinion or any other form of assurance with respect to the projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We will continue to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this Annual Report on Form 10-K could result in the actual operating results being different from our guidance and the differences may be adverse and material.

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

•	The market price of our common stock may continue to be volatile.

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

Item 3 — Legal Proceedings

See Note 16, “Litigation,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, which is incorporated by reference into this Item 3, for a description of the lawsuits pending against us.

Item 4 — Mine Safety Disclosures

Not applicable.

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ Stock Market under the symbol “ERII.” The following table sets forth the high and low intra-day sales prices of our common stock for the periods indicated.

	2017		2016
	High	Low	High	Low
First Quarter	$11.46	$7.11	$10.82	$5.28
Second Quarter	$8.77	$7.11	$13.35	$7.77
Third Quarter	$8.43	$6.13	$16.67	$8.35
Fourth Quarter	$11.30	$7.48	$16.30	$8.53

Stockholders

As of December 31, 2017, there were approximately 31 stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

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

Stock Repurchase Program

In March 2017, our Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, could repurchase up to $15.0 million in aggregate cost of our outstanding common stock through September 30, 2017 (the “March 2017 Authorization”). At December 31, 2017, 541,177 shares, at an aggregate cost of $4.3 million, had been repurchased under the March 2017 Authorization. The March 2017 Authorization expired in September 2017 and there was no repurchase authorization in place at December 31, 2017.

In January 2016, our Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, could repurchase up to $6.0 million in aggregate cost of our outstanding common stock through June 30, 2016 (the “January 2016 Authorization”). In May 2016, our Board of Directors rescinded the January 2016 Authorization and authorized a new stock repurchase program under which the Company, at the discretion of management, could repurchase up to $10.0 million in aggregate cost of our outstanding common stock through October 31, 2016 (the “May 2016 Authorization”). At December 31, 2016, 673,700 shares, at an aggregate cost of $4.1 million, had been repurchased under the January 2016 Authorization and 568,500 shares, at an aggregate cost of $5.3 million, had been repurchased under the May 2016 Authorization. The May 2016 Authorization expired in October 2016 and there was no repurchase authorization in place at December 31, 2016.

On March 7, 2018, our Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, may repurchase up to $10.0 million in aggregate cost of the our outstanding common stock. Under the newly authorized repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The share buyback program does not obligate us to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice.

Sales of Unregistered Securities

None

Stock Performance Graph

The following graph shows the cumulative total stockholder return of an investment of $100 on December 31, 2012 in (i) our common stock, (ii) the NASDAQ Composite Index, and (iii) common stock of a selected group of peer issuers (“Peer Group”). Cumulative total return assumes the reinvestment of dividends, although dividends have never been declared on our stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each quarterly period. The NASDAQ Composite Index tracks the aggregate price performance of equity securities traded on the NASDAQ. The Peer Group tracks the weighted average price performance of equity securities of seven companies in our industry: Consolidated Water Co. Ltd.; Flowserve Corp.; Hyflux Ltd., Kurita Water Industries Ltd.; Pentair PLC; Tetra Tech, Inc.; and The Gorman-Rupp Company. The return of each component issuer of the Peer Group is weighted according to the respective issuer’s stock market capitalization at the end of each period for which a return is indicated. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The following graph and its related information is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN *
Among Energy Recovery Inc., The NASDAQ Composite Index,
And A Peer Group

*	Graph represents the value of $100 invested on December 31, 2012 in stock or index, including reinvestment of dividends as of the year ending December 31.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Energy Recovery, Inc.	$100.00	$163.24	$155.00	$207.94	$304.41	$257.35
NASDAQ Composite Index	100.00	141.58	162.13	173.35	187.34	242.49
Peer Group	100.00	146.43	124.45	98.15	116.14	135.56

Item 6 — Selected Financial Data

The following selected financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 8, “Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Product revenue	$58,156	$49,715	$43,671	$30,426	$43,045
Product cost of revenue	19,061	17,849	19,111	13,713	17,323
Product gross profit	39,095	31,866	24,560	16,713	25,722

License and development revenue	5,000	5,000	1,042	—	—

Operating expenses:
General and administrative	17,354	16,626	19,773	14,139	15,192
Sales and marketing	9,391	9,116	9,326	10,525	7,952
Research and development	13,443	10,136	7,659	9,690	4,361
Amortization of intangible assets	631	631	635	842	921
Restructuring charges	—	—	—	—	184
Total operating expenses	40,819	36,509	37,393	35,196	28,610
Income (loss) from operations	3,276	357	(11,791)	(18,483)	(2,888)
Other income (expense), net	680	287	(181)	69	109
Income (loss) before income taxes	3,956	644	(11,972)	(18,414)	(2,779)
(Benefit from) provision for income taxes	(8,394)	(390)	(334)	291	327
Net income (loss)	$12,350	$1,034	$(11,638)	$(18,705)	$(3,106)

Income (loss) per share:
Basic	$0.23	$0.02	$(0.22)	$(0.36)	$(0.06)
Diluted	$0.22	$0.02	$(0.22)	$(0.36)	$(0.06)
Number of shares used in per share calculation:
Basic	53,701	52,341	52,151	51,675	51,066
Diluted	55,612	55,451	52,151	51,675	51,066

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$27,780	$61,364	$99,931	$15,501	$14,371
Short-term investments	70,020	39,073	257	13,072	5,856
Long-term investments	—	—	—	267	13,694
Total assets	161,744	149,063	151,799	85,941	101,935
Long-term liabilities	59,380	66,772	72,116	4,501	4,338
Total liabilities	79,213	83,930	88,140	16,023	15,020
Total stockholders’ equity	82,531	65,133	63,659	69,918	86,915

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our results of operations and financial condition. It should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.

Overview

Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company,” “Energy Recovery,” “our,” “us,” and “we”) is an energy solutions provider to industrial fluid flow markets worldwide. Our core competencies are fluid dynamics and advanced material science. Our products make industrial processes more operating and capital expenditure efficient. Our solutions convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. Our solutions are marketed and sold in fluid flow markets, such as water, oil & gas, and chemical processing, under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, AT™, AquaBold™, VorTeq™, IsoBoost®, and IsoGen®. Our solutions are owned, manufactured, and/or developed, in whole or in part, in the U.S. and Ireland.

Our reportable operating segments consist of the Water and the Oil & Gas segments. These segments are based on the industries in which the technology solutions are sold, the type of energy recovery device or other technology sold, and the related solution and service.

Water Segment

Our Water segment consists of revenues and expenses associated with solutions sold for use in seawater, brackish, and wastewater reverse osmosis desalination. Our Water segment revenue is principally derived from the sale of energy recovery devices (“ERDs”); however, we also derive revenue from the sale of our high-pressure and circulation pumps, which we manufacture and sell in connection with our ERDs for use in desalination plants. Additionally, we receive revenue from the sale of spare parts and services, including start-up and commissioning services that we provide for our customers.

Oil & Gas Segment

Our Oil & Gas segment consists of revenues and expenses associated with solutions sold or licensed for use in hydraulic fracturing, gas processing, and chemical processing. In the past several years, we have invested significant research and development costs to expand our business into pressurized fluid flow industries within the oil & gas industry.

Results of Operations

2017 Compared to 2016

Total Revenue

	For the Year Ended December 31,
	2017		2016
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
	(In thousands, except for percentages)
Product revenue	$58,156	92%	$49,715	91%	$8,441	17%
License and development revenue	5,000	8%	5,000	9%	—	—%
Total revenue	$63,156	100%	$54,715	100%	$8,441	15%

Product Revenue by Segment

	For the Year Ended December 31,
	2017	2016	$ Change	% Change
	(In thousands, except for percentages)
Water	$54,301	$47,545	$6,756	14%
Oil & Gas	3,855	2,170	1,685	78%
Total product revenue	$58,156	$49,715	$8,441	17%

Water segment product revenue increased in 2017, compared to 2016, due primarily to higher mega-project (“MPD”) sales of $5.6 million and original equipment manufacturer (“OEM”) sales of $1.3 million, partially offset by lower aftermarket sales of $0.1 million.

Oil & Gas segment product revenue, increased in 2017, compared to 2016, due primarily to the percentage-of-completion revenue recognition associated with the sale of multiple IsoBoost systems, partially offset by revenue adjustments of $0.3 million.

A limited number of our customers account for a substantial portion of our product revenue in the Water segment. Revenue from customers representing 10% or more of product revenue varies from period to period. For the year ended December 31, 2017, no customer represent 10% or more of the Company’s product revenue. For the years ended December 31, 2016 and 2015, one customer, the same customer in both years, represented 11% and 14% of the Company’s product revenues, respectively. See Note 13, “Geographical Information and Concentrations,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further details on customer concentration.

Product revenue attributable to domestic and international sales as a percentage of total product revenue is presented in the following table.

	For the Year Ended December 31,
	2017	2016
Domestic revenue	3%	2%
International revenue	97%	98%
Total product revenue	100%	100%

License and Development Revenue

	For the Year Ended December 31,
	2017	2016	$ Change	% Change
	(In thousands, except for percentages)
License and development revenue	$5,000	$5,000	$—	—%

In October 2015, through our subsidiary ERI Energy Recovery Ireland Ltd., we entered into a license agreement with the VorTeq Licensee (“VorTeq License Agreement”), an international customer. The VorTeq License Agreement has a term of 15-years for the exclusive, worldwide right to use our VorTeq technology for hydraulic fracturing onshore operations. The VorTeq License Agreement includes $125.0 million in payments paid in stages: a $75.0 million upfront, exclusivity fee payment and two separate $25.0 million payments upon successful achievement of two milestone tests. Following product commercialization, the VorTeq License Agreement includes recurring royalty payments throughout the 15-year term. The initial upfront fee of $75.0 million is recognized on a straight-line basis over the 15-year term of the arrangement based on the performance period of the last or final deliverables, which include the license and support. There has been no change in the rate of revenue recognition of the VorTeq License Agreement in 2017, as compared to 2016.

Product Gross Profit and Margin

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands, except for percentages)
Product gross profit	$38,269	$826	$39,095	$31,192	$674	$31,866
Product gross margin	70.5%	21.4%	67.2%	65.6%	31.1%	64.1%

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components.

Product gross profit increased in 2017 compared to 2016, due primarily to increased Water segment sales volume and favorable price and mix and increased Oil & Gas segment sales volume.

Product gross margin increased in 2017 compared to 2016, due primarily to increased Water segment favorable price and mix, and operational efficiencies, partially offset by higher Oil & Gas segment project costs and revenue adjustments of $0.3 million.

Operating Expenses

	For the Year Ended December 31,
	2017		2016
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
	(In thousands, except for percentages)
Total revenue	$63,156	100%	$54,715	100%	$8,441	15%
Operating expenses:
General and administrative	$17,354	27%	$16,626	30%	$728	4%
Sales and marketing	9,391	15%	9,116	17%	275	3%
Research and development	13,443	21%	10,136	19%	3,307	33%
Amortization of intangible assets	631	1%	631	1%	—	—%
Total operating expenses	$40,819	65%	$36,509	67%	$4,310	12%

General and Administrative

General and administrative expense increased in 2017, compared to 2016, due primarily to higher employee-related compensation and benefits of $0.5 million, facility costs of $0.4 million and other costs of $0.3 million, partially offset by lower professional and legal costs of $0.5 million. Employee-related compensation and benefits included an increase in compensation of $0.3 million and stock-based compensation of $0.2 million.

Sales and Marketing

Sales and marketing expense increased in 2017, compared to 2016, due primarily to higher employee-related compensation and benefits of $0.4 million and higher professional services of $0.1 million, partially offset by lower marketing and other costs of $0.2 million. Employee-related compensation and benefits included an increase in commissions of $0.3 million and stock-based compensation of $0.3 million, partially offset by lower compensation and incentive compensation of $0.2 million.

Research and Development

Research and development expense increased in 2017, compared to 2016, due primarily to higher employee-related compensation and benefits of $1.6 million, direct research and development project costs of $1.5 million and other costs of $0.2 million. Employee-related compensation and benefits included an increase in compensation of $1.4 million and stock-based compensation of $0.3 million, partially offset by lower incentive compensation of $0.1 million.

Amortization of Intangible Assets

Amortization of intangible assets is related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. There was no material change in our amortization amounts in 2017, compared to 2016.

Other Income (Expense), net

	For the Year Ended December 31,
	2017		2016
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
	(In thousands, except for percentages)
Total revenue	$63,156	100%	$54,715	100%	$8,441	15%
Other income (expense):
Interest income	$870	1%	$309	1%	$561	182%
Interest expense	(2)	—%	(3)	—%	1	(33%)
Other non-operating expense, net	(188)	—%	(19)	—%	(169)	889%
Total other income (expense), net	$680	1%	$287	1%	$393	137%

Total other income (expense), net increased in 2017, compared to 2016, due primarily to interest income on higher investment balances and by a favorable disposition of foreign currency in the prior year, partially offset by higher bank fees related to our higher investment balance in 2017 and unfavorable foreign currency exchange, both reported in Other non-operating income (expense).

Income Taxes

Our income tax benefit was $8.4 million for the year ended December 31, 2017 compared to a tax benefit of $0.4 million for the year ended December 31, 2016.

The tax benefit of $8.4 million for the year ended December 31, 2017, consisted of a net $10.1 million U.S. federal and state deferred tax benefit after taking into consideration a valuation allowance release on all but $1.4 million of our U.S. federal and state deferred tax assets, less a valuation allowance for the Irish deferred tax assets of $1.3 million less U.S. federal, state and foreign current tax expense of $0.4 million. See Note 9, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a discussion of our valuation allowances.

The tax benefit of $0.4 million for the year ended December 31, 2016, consisted of $7.0 million benefit related to losses in our Ireland subsidiary which was partially offset by tax expense of $0.3 million related to the deferred tax effects associated with the amortization of goodwill and other taxes.

U.S. Tax Cuts and Jobs Act

On December 22, 2017, President Trump signed into law the U.S. Tax Cuts and Jobs Act (the “Tax Act”), which significantly changes existing U.S. tax laws that will affect 2017, including, but not limited to, (1) requiring companies to pay a one-time deemed repatriation tax on certain unrepatriated earnings of foreign subsidiaries; (2) remeasurement of deferred tax assets and liabilities at the new 21% tax rate; and (3) bonus depreciation that will allow for full expensing of qualified property.

The Tax Act also establishes new tax laws that will affect 2018, including, but not limited to, (1) a reduction in the corporate tax rate from 35% to 21%; (2) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (3) the creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income, which allows for the possibility of using foreign tax credits (“FTCs”) and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) limitations on the deductibility of certain executive compensation; (8) limitations on the use of FTCs to reduce the U.S. income tax liability; and (9) limitations on net operating losses (“NOLs”) generated after December 31, 2017 to 80% of taxable income.

The SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) No. 740 (“ASC 740”), Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of the Tax Act. As of December 31, 2017, our accounting for the income tax effects of the Tax Act was completed; however, it is possible that our accounting will be refined as tax authorities issue further guidance in how to apply the law which may require updates to our tax expense for the 2017 tax year.  Therefore, we did not record any provisional estimates in 2017

As a result of enactment of the Tax Act, we incurred a one-time income tax expense during the fourth quarter of 2017 of $7.0 million related to $21.0 million of deemed repatriation of accumulated foreign earnings, of which $0.3 million is a cash charge and the remaining $6.7 million represents a non-cash discrete tax expense largely from the utilization of net operating loss carryovers. We will continue to review and refine this amount as additional guidance is provided on the taxation of deemed repatriation income through the filing of the 2017 U.S. federal income tax return. We plan to use our net operating loss carryforwards to settle this additional income tax expense. We also incurred a non-cash income tax expense of $2.5 million related to the remeasurement of certain deferred tax assets and liabilities based on the recently enacted rates from the Tax Act.

We continue to evaluate the impact of the tax law changes related to state income taxes, the new income tax provisions related to global intangible low-taxed income and deductions related to foreign derived intangible income. We continue to assert that the accumulated foreign earnings are permanently reinvested. We should have no U.S. federal income tax obligation should we decide in the future to repatriate accumulated foreign earnings. Given the uncertainty of current foreign and state tax laws, we have not estimated what the future foreign or state income tax impact will be if we decide to repatriate accumulate foreign earnings in the future.

We continue to evaluate the impact the Tax Act will have on the Consolidated Financial Statements. We expect the Tax Act to favorably impact our net income, diluted earnings per share, and cash flows in future periods, due primarily to the reduction in the federal corporate tax rate from 35% to 21% effective for periods beginning January 1, 2018. See Note 9, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a discussion of our income tax accounting related to the Tax Act.

2016 Compared to 2015

Total Revenue

	For the Year Ended December 31,
	2016		2015
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
	(In thousands, except for percentages)
Product revenue	$49,715	91%	$43,671	98%	$6,044	14%
License and development revenue	5,000	9%	1,042	2%	3,958	380%
Total revenue	$54,715	100%	$44,713	100%	$10,002	22%

Product Revenue

	For the Year Ended December 31,
	2016	2015	$ Change	% Change
	(In thousands, except for percentages)
Water	$47,545	$43,530	$4,015	9%
Oil & Gas	2,170	141	2,029	1439%
Total product revenue	$49,715	$43,671	$6,044	14%

The increase in Water segment product revenue was primarily due to higher MPD, OEM, and aftermarket shipments in 2016, as compared to 2015. The increase in our Water segment product revenue was primarily due to MPD sales of $1.9 million, OEM sales of $1.2 million and aftermarket sales of $0.9 million.

The increase in Oil & Gas segment product revenue was primarily due to the percentage-of-completion revenue recognition associated with the sale of multiple IsoBoost systems of $2.2 million. The increase was offset by $0.2 million related to the commissioning of an IsoGen system and the cancellation of a purchase order for an IsoBoost in early 2015.

Product revenue attributable to domestic and international sales as a percentage of total product revenue is presented in the following table.

	For the Year Ended December 31,
	2016	2015
Domestic revenue	2%	7%
International revenue	98%	93%
Total product revenue	100%	100%

License and Development Revenue

	For the Year Ended December 31,
	2016	2015	$ Change	% Change
	(In thousands, except for percentages)
License and development revenue	$5,000	$1,042	$3,958	380%

License and development revenue relate solely to our VorTeq License Agreement. The increase in license and development revenue in 2016, compared to 2015, was due to the recognition of a full year of amortization of the deferred revenue compared to a partial year of amortization in 2015.

Product Gross Profit and Margin

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands, except for percentages)
Product gross profit	$31,192	$674	$31,866	$24,485	$75	$24,560
Product gross margin	66%	31%	64%	56%	53%	56%

Product gross profit increased in 2016, compared to 2015, due primarily to increased sales volume, favorable product price and mix, and increased operational efficiencies.

Operating Expenses

	For the Year Ended December 31,
	2016		2015
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
	(In thousands, except for percentages)
Total revenue	$54,715	100%	$44,713	100%	$10,002	22%
Operating expenses:
General and administrative	$16,626	30%	$19,773	44%	$(3,147)	(16%)
Sales and marketing	9,116	17%	9,326	21%	(210)	(2%)
Research and development	10,136	19%	7,659	17%	2,477	32%
Amortization of intangible assets	631	1%	635	1%	(4)	(1%)
Total operating expenses	$36,509	67%	$37,393	84%	$(884)	(2%)

(1)	Percents may not add up to total due to rounding.

General and Administrative

General and administrative expense decreased in 2016, compared to 2015, due primarily to lower professional, legal, and other administrative costs of $2.1 million and stock-based compensation expense of $1.1 million. Stock-based compensation expense was $2.1 million and $3.1 million for the years ended December 31, 2016 and 2015, respectively. The decrease in stock-based compensation is primarily related to the decrease of non-recurring expenses associated with the accelerated vesting and modification of options in connection with the resignation of the former Chief Executive Officer in the first quarter of 2015.

Sales and Marketing

Sales and marketing expense decreased in 2016, compared to 2015, due primarily to lower compensation, sales commissions, and employee-related compensation of $0.4 million, partially offset by an increase related to bonuses of $0.2 million. Stock-based compensation expense was $0.5 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively.

Research and Development

Research and development expense increased in 2016, compared to 2015, due primarily to direct research and development project costs associated with new product initiatives of $1.2 million and compensation and employee-related benefits of $1.2 million. Stock-based compensation expense was $0.6 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively.

Amortization of Intangible Assets

Amortization of intangible assets is related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. There was no material change in our amortization amounts in 2016, compared to 2015.

Other Income (Expense), net

	For the Year Ended December 31,
	2016		2015
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
	(In thousands, except for percentages)
Total revenue	$54,715	100%	$44,713	100%	$10,002	22%
Other income (expense):
Interest income	$309	1%	$53	—%	$256	483%
Interest expense	(3)	—%	(42)	—%	39	(93%)
Other non-operating expense, net	(19)	—%	(192)	—%	173	(90%)
Total other income (expense), net	$287	1%	$(181)	—%	$468	(259%)

Total other income (expense), net was income in 2016, compared to expense in 2015. The increase in Total other income (expense), net was due primarily to interest income on higher cash and investment balances; lower interest expense; the favorable disposition of foreign currency options; and favorable foreign currency exchange.

Income Taxes

Our income tax benefit was $0.4 million for the year ended December 31, 2016 compared to a tax benefit of $0.3 million for the year ended December 31, 2015. The tax benefit of $0.4 million for the year ended December 31, 2016, consisted of $0.7 million tax benefit related to the losses in our Ireland subsidiary which was partially offset by tax expense of $0.3 million related to the deferred tax effects associated with the amortization of goodwill and other taxes.

The tax benefit of $0.3 million for the year ended December 31, 2015, consisted of $0.6 million benefit related to the losses in our Ireland subsidiary which was partially offset by tax expense of $0.3 million related to the deferred tax effects associated with the amortization of goodwill and other taxes.

Liquidity and Capital Resources

Overview

Historically, our primary source of cash to fund our operations and capital expenditures has been proceeds from customer payments for our products and services and the issuance of common stock. As of December 31, 2017, we have issued common stock for aggregate net proceeds of $100.3 million, excluding common stock issued in exchange for promissory notes.

As of December 31, 2017, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $27.8 million that are primarily invested in money market funds; short-term investments of $70.0 million that are primarily invested in marketable debt securities; and accounts receivable, net of allowances of $12.5 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed.

As of December 31, 2017, our unrestricted cash, cash equivalents and short-term investments held outside the U.S. was $50.8 million. Our intent has been to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. On December 22, 2017, the Tax Act was enacted into law. This new law includes a provision that imposes a transition tax on foreign earnings whether or not such earnings are repatriated to the U.S. In light of this new tax, we are reviewing our prior position on the reinvestment of the earnings of our foreign subsidiaries outside of the U.S. No decision on repatriation has been made at this time.

At December 31, 2017 and 2016, we had $1.4 million and $0.2 million, respectively, of short-term unbilled receivables. In the Water segment, we have unbilled receivables pertaining to customer contractual holdback provisions, whereby we will invoice the final retention payment(s) due under certain sales contracts in the next 12 months. The customer holdbacks represent amounts intended to provide a form of security for the customer; accordingly, these receivables have not been discounted to present value. In the Oil & Gas segment, we had estimated earnings in excess of billings, net of unbilled project costs, of $4.2 million at December 31, 2017. See Note 4, “Other Financial Information,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for additional information about our cost and estimated earnings on uncompleted contracts.

Loan Agreements

On January 27, 2017, we entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with a financial institution. The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. Under the Loan and Pledge Agreement, we are allowed to borrow and request letters of credit against the eligible assets held from time to time in the pledged account maintained with the financial institution. Revolving loans incur interest per annum at a base rate equal to the LIBOR rate plus 1.5%. Any default bears the aforementioned interest rate plus an additional 2%. The unused portion of the credit line is subject to a fee equal to the product of 0.2% per annum multiplied by the difference, if positive, between $16.0 million and the average daily balance of all advances under the committed facility plus aggregate average daily undrawn amounts of all letters of credit issued under the committed facility during the immediately preceding month or portion thereof. We are subject to certain financial and administrative covenants under the Loan and Pledge Agreement. As of December 31, 2017, we were in compliance with these covenants. See Note 7, “Long-term Debt and Lines of Credit,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for additional information about our loan agreement.

Stand-by Letters of Credit

At December 31, 2017, we have stand-by letters of credit with various financial institutions totaling $10.4 million whereby we are required to maintain a restricted cash balance of $2.8 million and U.S. investment balance of $7.7 million. Stand-by letters of credit at are subject to fees based on the amount of the letter of credit, that are payable quarterly and are non-refundable. See Note 7, “Long-term Debt and Lines of Credit,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for additional information about our stand-by letters of credit arrangements.

Share Repurchases

Our Board of Directors has authorized share repurchases since 2012 through September 30, 2017. In March 2017, our Board of Directors authorized repurchases of $15.0 million that expired in September 2017. Through this 2017 program, we repurchased 541,177 shares for $4.3 million. At December 31, 2017, we did not have a board authorized share repurchase program in effect. Since the initial authorization of the share repurchase programs, we have spent an aggregate $20.4 million, excluding commissions, to repurchase 4,262,833 shares.

On March 7, 2018, our Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, may repurchase up to $10.0 million in aggregate cost of the our outstanding common stock. Under the newly authorized repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The share buyback program does not obligate us to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice.

In addition to repurchases under our repurchase program, during 2017, we spent $0.3 million to settle employee tax withholding obligations due upon the vesting of restricted stock units and withheld an equivalent value of shares from the shares provided to the employees upon vesting. See Note 10, “Stockholder’s Equity,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for additional information about our share repurchase programs.

Cash Flows

Our cash flows are presented in the following table.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$2,895	$4,965	$69,055
Net cash (used in) provided by investing activities	(37,373)	(40,706)	14,018
Net cash provided by (used in) financing activities	951	(2,785)	1,374
Effect of exchange rate differences on cash and cash equivalents	(57)	(41)	(17)
Net change in cash and cash equivalents	$(33,584)	$(38,567)	$84,430

Cash Flows from Operating Activities

Cash provided by operating activities is generated by net income (loss) adjusted for certain non-cash items and changes in assets and liabilities.

Cash provided by operating activities was lower in 2017, compared to 2016, by $2.1 million, due primarily to higher non-cash used for deferred income tax adjustment of $8.4 million and cash used for operating assets and liabilities of $6.8 million, partially offset by higher net income of $11.3 million and a benefit of other non-cash adjustments related to operating activities of $1.8 million.

Cash provided by operating activities was lower in 2016, compared to 2015, by $64.1 million, due primarily to one-time cash received from the VorTeq Licensee of $75.0 million in 2015, lower benefit of non-cash adjustments related to operating activities of $1.1 million and a cash benefit from other operating assets and liabilities of $0.6 million, partially offset by net income of $1.0 million in 2016, compared to a net loss of $11.6 million in 2015.

Net changes of cash used for assets and liabilities of $9.1 million in 2017 were primarily attributable to a $5.0 million decrease in deferred revenue due to the recognition of revenue related to our exclusive license agreement, a $3.2 million increase in cost and estimated billings related to a percentage-of-completion revenue recognition project, a $2.0 million increase in accounts receivable and unbilled receivables due to timing of invoices and payments, a $1.3 million increase in inventories due to increased production, and a $0.5 million decrease in product deferred revenue, partially offset by a $2.5 million increase in accounts payable and accrued expenses and other liabilities, and a $0.4 million increase in taxes payable.

Net changes of cash used for assets and liabilities of $2.3 million in 2016 were primarily attributable to a $5.0 million decrease in deferred revenue due to the recognition of revenue related to our exclusive license agreement, a $1.8 million increase in cost and estimated billings related to a percentage-of-completion revenue recognition project, a $0.4 million increase in prepaid expenses and other assets, and a $0.4 million decrease in accounts payable, partially offset by a $2.3 million decrease in inventories due to increased shipments, a $1.5 million decrease in accounts receivable and unbilled receivables due to timing of invoices and payments, a $1.2 million increase in accrued expenses and other liabilities, and a $0.3 million increase in product deferred revenue.

Net changes of cash provided from assets and liabilities of $73.3 million in 2015 were primarily attributable to the receipt of a $75.0 million exclusive license payment, of which $1.0 million was recognized as revenue and the remainder deferred, a $2.0 million decrease in inventories related to increased shipments, a $0.3 million increase in product deferred revenue, and a $0.3 million decrease in prepaid expenses and other assets, partially offset by a $1.7 million litigation settlement payment, a $0.9 million increase in accounts receivable and unbilled receivables related to increased shipments, and a $0.7 million decrease in accrued expenses and other liabilities related to decrease legal expenses and litigation matters.

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

Cash used in 2017 was primarily attributable to $80.6 million used to purchase investments and $7.4 million for capital expenditures. These were offset by $49.1 million in maturities of marketable security investments and $1.5 million increase in restricted cash related to additional stand-by letters of credit.

Cash used in 2016 was primarily attributable to $46.6 million used to purchase investments, $1.1 million for capital expenditures, and a $0.6 million increase in restricted cash related to additional stand-by letters of credit. These were offset by $7.5 million in maturities of marketable security investments.

Cash provided in 2015 was primarily attributable to $12.9 million in maturities of investments and the release of $1.7 million of restricted cash related to the expiration of stand-by letters of credit. These were offset by the use of $0.6 million for capital expenditures.

Cash Flows from Financing Activities

Net cash provided in 2017 was primarily due to $5.5 million received from the issuance of common stock related to stock option exercises, partially offset by the use of $4.2 million to repurchase our common stock and $0.3 million used for taxes paid related to net share settlement of equity awards.

Net cash used in 2016 was primarily due to the use of $9.4 million to repurchase our common stock, partially offset by $6.6 million received from the issuance of common stock related to option exercises.

Net cash provided in 2015 was primarily due to $1.3 million received from the issuance of common stock related to option and warrant exercises and $0.1 million of proceeds from long-term debt.

Liquidity and Capital Resource Requirements

We believe that our existing resources and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations or to support acquisitions in the future and/or fund investments in our latest technology arising from rapid market adoption that could require us to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including the continuing market acceptance of our products, our rate of revenue growth, the timing of new product introductions, the expansion of our research and development, manufacturing, and sales and marketing activities, the timing and extent of our expansion into new geographic territories, and the amount and timing of cash used for stock repurchases. In addition, we may enter into potential material investments in, or acquisitions of, complementary businesses, services, or technologies in the future, which could also require us to seek additional equity or debt financing. Should we need additional liquidity or capital funds, these funds may not be available to us on favorable terms, or at all.

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

The following is a summary of our contractual obligations as of December 31, 2017.

	Payments Due by Period
	1 Year	2-3 Years	4-5 Years	5+ Years	Total
	(In thousands)
Operating leases	$1,788	$1,715	$34	$—	$3,537
Loan payable	11	16	—	—	27
Purchase obligations(1)	4,454	—	—	—	4,454
	$6,253	$1,731	$34	$—	$8,018

(1)	Purchase obligations are related to open purchase orders for materials and supplies.

This table excludes agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of December 31, 2017, we believe that our exposure related to these guarantees and indemnities as of December 31, 2017 was not material.

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

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 1, “Description of Business and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

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

The specified product performance criteria for our PX ERD pertain to the ability of our product to meet its published performance specifications and warranty provisions, which our products have demonstrated on a consistent basis. This factor, combined with historical performance metrics, provides our management with a reasonable basis to conclude that the PX ERDs will perform satisfactorily upon commissioning of the plant. To ensure this successful product performance, we provide service consisting principally of supervision of customer personnel and training to the customers during the commissioning of the plant. The installation of the PX ERDs is relatively simple, requires no customization, and is performed by the customer under the supervision of our personnel. We defer the value of the service and training component of the contract and recognize such revenue as services are rendered. Based on these factors, we have concluded that, for sale of PX ERDs, as well as for turbochargers and pumps, delivery and performance have been completed upon shipment or delivery when title transfers based on the shipping terms.

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

Under MPD stand-alone contracts, the usual payment arrangements are summarized as follows:

•
an advance payment due upon execution of the contract, typically 10% to 20% of the total contract amount. This advance payment is accounted for as deferred revenue until shipment or when products are delivered to the customer, depending on the Incoterms and transfer of title;

•
a payment ranging from 50% to 70% of the total contract is typically due upon shipment of the product. This payment is often divided into two parts. The first part, which is due 30 to 60 days following delivery of the product and documentation, is invoiced upon shipment when the product revenue is recognized and results in an open accounts receivable with the customer. The second part is typically due 90 to 120 days following product delivery and documentation. This payment is booked to unbilled receivables upon shipment when the product revenue is recognized, and it is invoiced to the customer upon notification that the equipment has been received or when the time period has expired. We have no performance obligation to complete to be legally entitled to this payment. It is invoiced based on the passage of time.

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

License, milestone payment, and royalty revenue recognition – Oil & Gas Segment

License and development revenue is comprised of the amortization of the upfront non-refundable $75.0 million exclusivity fee received in connection with the VorTeq License Agreement. See Note 15, “VorTeq Partnership and License Agreement,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The VorTeq License Agreement comprises a 15-year exclusivity license for our VorTeq technology, milestone payments upon achievement of successful tests in accordance with the Key Performance Indicators (“KPIs”) and, after commercialization is achieved, royalty payments for the supply and servicing of certain components of the VorTeq. All payments are non-refundable.

We recognize license and development revenue in accordance with Accounting Standards Codification (“ASC”) No. 605 (“ASC 605”), “Revenue Recognition” subtopic ASC 605-25 “Revenue with Multiple Element Arrangements” and subtopic ASC 605-28 “Revenue Recognition-Milestone Method,” which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition is appropriate, respectively.

For multiple-element arrangements, each deliverable is accounted for as a separate unit of accounting if both the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Contingent deliverables within multiple element arrangements are excluded from the evaluation of the units of accounting. Non-refundable, upfront license fees where we have continuing obligation to perform are recognized over the period of the continuing performance obligation. The VorTeq License Agreement was determined to include a single unit of accounting. The initial upfront fee of $75.0 million is recognized on a straight-line basis over the 15-year term of the arrangement based on the performance period of the last or final deliverables, which include the license and support.

We recognize revenue from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) it does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met, the milestone payment: (a) is commensurate with either the Company’s performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company’s performance subsequent to the inception of the arrangement to achieve the milestone; (b) relates solely to past performance; and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. The VorTeq License Agreement includes two substantive milestones of $25.0 million each due on achievement of successful tests in accordance with KPIs. No revenues associated with achievement of the milestones have been recognized to date.

Percentage-of-completion revenue recognition – Oil & Gas Segment

IsoBoost and IsoGen systems are highly engineered, customized solutions that are designed and manufactured over an extended period of time and are built specifically to meet a customer’s specifications. It is our position that percentage-of-completion method of accounting is appropriate for IsoBoost and IsoGen systems given the facts and circumstances of these projects. In the event that a purchase order for an IsoBoost or IsoGen does not meet these facts and circumstances, then percentage-of-completion method of accounting does not apply.

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

Warranty Costs

We sell products with a limited warranty for a period ranging from 18 months to 5 years. We accrue for warranty costs based on estimated product failure rates, historical activity, and expectations of future costs. Periodically, we evaluate and adjust the warranty costs to the extent that actual warranty costs vary from the original estimates.

Stock-based Compensation

We measure and recognize stock-based compensation expense based on the fair value measurement for all stock-based awards made to our employees and directors — including restricted stock units (“RSUs”), restricted shares (“RS”), and employee stock options — over the requisite service period (typically the vesting period of the awards). The fair value of RSUs and RS is based on our stock price on the date of grant. The fair value of stock options is calculated on the date of grant using the Black-Scholes option pricing model, which requires a number of complex assumptions including expected life, expected volatility, risk-free interest rate, and dividend yield. The estimation of awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised. See Note 11, “Stock-based Compensation,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further discussion of stock-based compensation.

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

As of December 31, 2017 and 2016, acquired intangibles, including goodwill, relate to the acquisition of Pump Engineering, LLC during the fourth quarter of 2009. See Note 6, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further discussion of intangible assets.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out “FIFO” method) or market. We calculate inventory valuation adjustments for excess and obsolete inventory based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts.

Income Taxes

Current and non-current tax assets and liabilities are based upon an estimate of taxes refundable or payable for each of the jurisdictions in which the Company is subject to tax. In the ordinary course of business, there is inherent uncertainty in quantifying income tax positions. We assess income tax positions and record tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. When applicable, associated interest and penalties are recognized as a component of income tax expense. Accrued interest and penalties are included within the related tax asset or liability on the Consolidated Balance Sheets.

Deferred income taxes are provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining whether and to what extent any valuation allowance is needed on the Company’s deferred tax assets. In making such a determination, we consider all available positive and negative evidence including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. See Note 9, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further discussion of the tax valuation allowance.

On December 22, 2017, President Trump signed into law the Tax Act, which significantly changes existing U.S. tax laws. Following the enactment of the Tax Act, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of the Tax Act. We did not record any provisional estimates in 2017. See Note 9, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a discussion of our income tax accounting related to the Tax Act.

Our operations are subject to income and transaction taxes in the U.S. and in foreign jurisdictions. Significant estimates and judgments are required in determining our worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K regarding the impact of certain recent accounting pronouncements on our Consolidated Financial Statements.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The majority of our revenue contracts have been denominated in U.S. Dollars (“USD”). The amount of revenue recognized in foreign currencies during the years ended December 31, 2017, 2016 and 2015 were not material.

As we expand our international sales, we expect that a portion of our revenue could be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates. Our international sales and service operations incur expense that is denominated in foreign currencies. This expense could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for USD versus the British Pound, Saudi Riyal, United Arab Emirates Dirham, Euro, Chinese Yuan and Canadian Dollar. Changes in currency exchange rates could adversely affect our consolidated operating results or financial position. Additionally, our international sales and services operations maintain cash balances denominated in foreign currencies. To decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we do not maintain excess cash balances in foreign currencies. We have not hedged our exposure to changes in foreign currency exchange rates because expenses in foreign currencies have been insignificant to date, and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Risk and Credit Risk

We have an investment portfolio of fixed-income marketable debt securities, including amounts classified as cash equivalents and short-term investments. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in investment-grade short-term debt instruments of high-quality corporate issuers and the U.S. government and its agencies. These investments are subject to counterparty credit risk. To minimize this risk, we invest pursuant to a Board-approved investment policy. The policy mandates high credit rating requirements and restricts our exposure to any single corporate issuer by imposing concentration limits.

Our investment portfolio includes fixed income marketable debt securities, including amounts classified as cash equivalents and short-term investments. At December 31, 2017, all of our investments were classified as short-term, with maturity dates less than 12 months, and totaled approximately $70.3 million. These investments were presented in Cash and cash equivalents and Short-term investments on our Consolidated Balance Sheets in 2017. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than seven months. A hypothetical 1% increase in interest rates would have resulted in an approximately $0.5 million decrease in the fair value of our fixed-income debt securities as of December 31, 2017.

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Energy Recovery, Inc.
San Leandro, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Energy Recovery, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2007.

San Jose, California
March 8, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Energy Recovery, Inc.
San Leandro, California

Opinion on the Internal Control over Financial Reporting
We have audited Energy Recovery, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
San Jose, California
March 8, 2018

ENERGY RECOVERY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands, except share data and par value)
ASSETS
Current assets:
Cash and cash equivalents	$27,780	$61,364
Restricted cash	2,664	2,297
Short-term investments	70,020	39,073
Accounts receivable, net of allowance for doubtful accounts of $103 and $130 at December 31, 2017 and 2016, respectively	12,465	11,759
Unbilled receivables, current	1,413	190
Cost and estimated earnings in excess of billings	4,998	1,825
Inventories	5,514	4,550
Prepaid expenses and other current assets	1,342	1,311
Total current assets	126,196	122,369
Restricted cash, non-current	182	2,087
Deferred tax assets, non-current	7,902	1,270
Property and equipment, net	13,393	8,643
Goodwill	12,790	12,790
Other intangible assets, net	1,269	1,900
Other assets, non-current	12	4
Total assets	$161,744	$149,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,091	$1,505
Accrued expenses and other current liabilities	9,322	9,019
Income taxes payable	432	16
Accrued warranty reserve	366	406
Deferred revenue, current	5,611	6,201
Current portion of long-term debt	11	11
Total current liabilities	19,833	17,158
Long-term debt, less current portion	16	27
Deferred tax liabilities, non-current	—	2,233
Deferred revenue, non-current	59,006	63,958
Other non-current liabilities	358	554
Total liabilities	79,213	83,930
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 58,168,433 shares issued and 53,905,600 shares outstanding at December 31, 2017 and 56,884,207 shares issued and 53,162,551 shares outstanding at December 31, 2016	58	57
Additional paid-in capital	149,006	139,676
Accumulated comprehensive loss	(125)	(118)
Treasury stock, at cost, 4,262,833 shares repurchased at December 31, 2017 and 3,721,656 shares repurchased at December 31, 2016	(20,486)	(16,210)
Accumulated deficit	(45,922)	(58,272)
Total stockholders’ equity	82,531	65,133
Total liabilities and stockholders’ equity	$161,744	$149,063

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Product revenue	$58,156	$49,715	$43,671
Product cost of revenue	19,061	17,849	19,111
Product gross profit	39,095	31,866	24,560

License and development revenue	5,000	5,000	1,042

Operating expenses:
General and administrative	17,354	16,626	19,773
Sales and marketing	9,391	9,116	9,326
Research and development	13,443	10,136	7,659
Amortization of intangible assets	631	631	635
Total operating expenses	40,819	36,509	37,393
Income (loss) from operations	3,276	357	(11,791)

Other income (expense):
Interest income	870	309	53
Interest expense	(2)	(3)	(42)
Other non-operating expense, net	(188)	(19)	(192)
Total other income (expense), net	680	287	(181)
Income (loss) before income taxes	3,956	644	(11,972)
Benefit from income taxes	(8,394)	(390)	(334)
Net income (loss)	$12,350	$1,034	$(11,638)

Income (loss) per share:
Basic	$0.23	$0.02	$(0.22)
Diluted	$0.22	$0.02	$(0.22)

Number of shares used in per share calculations:
Basic	53,701	52,341	52,151
Diluted	55,612	55,451	52,151

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net income (loss)	$12,350	$1,034	$(11,638)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	57	(27)	4
Unrealized (loss) income on investments	(64)	(27)	5
Other comprehensive (loss) income, net of tax	(7)	(54)	9
Comprehensive income (loss)	$12,343	$980	$(11,629)

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2017, 2016 and 2015

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2014	54,398	$54	(2,479)	$(6,835)	$124,440	$(73)	$(47,668)	$69,918
Net loss	—	—	—	—	—	—	(11,638)	(11,638)
Unrealized gain on investments	—	—	—	—	—	5	—	5
Foreign currency translation adjustments	—	—	—	—	—	4	—	4
Issuance of common stock	550	1	—	—	1,325	—	—	1,326
Employee stock-based compensation	—	—	—	—	4,044	—	—	4,044
Balance at December 31, 2015	54,948	55	(2,479)	(6,835)	129,809	(64)	(59,306)	63,659
Net income	—	—	—	—	—	—	1,034	1,034
Unrealized loss on investments	—	—	—	—	—	(27)	—	(27)
Foreign currency translation adjustments	—	—	—	—	—	(27)	—	(27)
Issuance of common stock	1,936	2	—	—	6,598	—	—	6,600
Repurchase of common stock for treasury	—	—	(1,243)	(9,375)	—	—	—	(9,375)
Employee stock-based compensation	—	—	—	—	3,269	—	—	3,269
Balance at December 31, 2016	56,884	57	(3,722)	(16,210)	139,676	(118)	(58,272)	65,133
Net income	—	—	—	—	—	—	12,350	12,350
Unrealized loss on investments	—	—	—	—	—	(64)	—	(64)
Foreign currency translation adjustments	—	—	—	—	—	57	—	57
Issuance of common stock	1,284	1	—	—	5,237	—	—	5,238
Repurchase of common stock for treasury	—	—	(541)	(4,276)	—	—	—	(4,276)
Employee stock-based compensation	—	—	—	—	4,093	—	—	4,093
Balance at December 31, 2017	58,168	$58	(4,263)	$(20,486)	$149,006	$(125)	$(45,922)	$82,531

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$12,350	$1,034	$(11,638)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	4,087	3,263	4,059
Depreciation and amortization	3,666	3,680	3,838
Amortization of premiums on investments	460	174	162
Provision for warranty claims	246	208	135
Reversal of accruals related to expired warranties	(200)	(236)	(395)
Unrealized loss on foreign currency translation	144	13	1
Provision for doubtful accounts	55	76	112
Adjustments for excess or obsolete inventory	201	(361)	(250)
Deferred income taxes	(8,865)	(459)	(326)
Other non-cash adjustments	(196)	(131)	23
Changes in operating assets and liabilities:
Accounts receivable	(761)	(244)	(743)
Unbilled receivables	(1,223)	1,695	(128)
Costs and estimated earnings in excess of billings	(3,173)	(1,825)	—
Inventories	(1,250)	2,287	1,951
Prepaid and other assets	(39)	(402)	316
Accounts payable	2,118	(360)	48
Accrued expenses and other liabilities	364	1,259	(708)
Income taxes payable	416	14	(3)
Litigation settlement	—	—	(1,700)
Deferred revenue, product	(505)	280	343
Deferred revenue, license and development	(5,000)	(5,000)	73,958
Net cash provided by operating activities	2,895	4,965	69,055
Cash Flows From Investing Activities:
Restricted cash	1,538	(577)	1,665
Maturities of marketable securities	49,106	7,535	12,925
Purchases of marketable securities	(80,641)	(46,552)	—
Capital expenditures	(7,376)	(1,112)	(572)
Net cash (used in) provided by investing activities	(37,373)	(40,706)	14,018
Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	5,508	6,600	1,326
Tax payment for employee shares withheld	(270)	—	—
Proceeds from long-term debt	—	—	55
Repayment of long-term debt	(11)	(10)	(7)
Repurchase of common stock	(4,276)	(9,375)	—
Net cash provided by (used in) financing activities	951	(2,785)	1,374
Effect of exchange rate differences on cash and cash equivalents	(57)	(41)	(17)
Net change in cash and cash equivalents	(33,584)	(38,567)	84,430
Cash and cash equivalents, beginning of year	61,364	99,931	15,501
Cash and cash equivalents, end of year	$27,780	$61,364	$99,931

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$3	$42
Cash received for income tax refunds	$16	$2	$4
Cash paid for income taxes	$57	$51	$24
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment in trade accounts payable and accrued expenses and other liabilities	$475	$66	$43

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company,” “Energy Recovery,” “our,” “us,” or “we”) is an energy solutions provider to industrial fluid flow markets worldwide. The Company’s core competencies are fluid dynamics and advanced material science. The Company’s products make industrial processes more operationally and capital expenditure efficient. The Company’s solutions convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. The Company’s solutions are marketed and sold in fluid flow markets, such as water, oil & gas, and chemical processing, under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, VorTeq™, MTeq™, IsoBoost®, IsoGen®, AT™, and AquaBold™. The Company owns, manufactures, and/or develops its solutions, in whole or in part, in the United States of America, (“U.S.”) and the Republic of Ireland (“Ireland”).

Basis of Presentation

The Company’s Consolidated Financial Statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified in the Consolidated Statements of Cash Flows and certain Notes to Consolidated Financial Statements to conform to the current year presentation.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) requires the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

The accounting policies that reflect the Company’s more significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are revenue recognition; capitalization of research and development assets; allowance for doubtful accounts; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill and acquired intangible assets; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies. Those estimates could change, and as a result, actual results could differ materially from those estimates. For example, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company’s estimate of undiscounted cash flows, at December 31, 2017 and 2016 indicated that such carrying amounts were expected to be recovered. Nonetheless, it is possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down those assets to fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents are maintained primarily in demand deposit accounts with large financial institutions and in institutional money market funds. The Company monitors the creditworthiness of the financial institutions and institutional money market funds in which the Company invests its surplus funds. The Company has experienced no credit losses from its cash investments.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowances for Doubtful Accounts

The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, the Company considers, among other factors, the aging of the accounts receivable, its historical write-offs, the credit worthiness of each customer, and general economic conditions. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Actual write-offs may be in excess of the Company’s estimated allowance.

Short-Term and Long-Term Investments

The Company’s short-term and long-term investments consist primarily of investment-grade debt securities, all of which are classified as available-for-sale. Available-for-sale securities are carried at fair value. Amortization or accretion of premium or discount is included in other income (expense) on the Consolidated Statements of Operations. Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive loss within stockholders’ equity on the Consolidated Balance Sheet. Realized gains and losses on the sale of available-for-sale securities are determined by specific identification of the cost basis of each security. Short-term investments mature within 12 months. As of December 31, 2017 and 2016, the Company had no long-term investments.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out “FIFO” method) or market. The Company calculates inventory valuation adjustments for excess and obsolete inventory based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts.

Property and Equipment

Property and equipment is recorded at cost and reduced by accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are three to ten years. Certain equipment used in the development and manufacturing of ceramic components is depreciated over estimated useful lives of up to 10 years. Leasehold improvements represent remodeling and retrofitting costs for leased office and manufacturing space and are depreciated over the shorter of either the estimated useful lives or the term of the lease. Software purchased for internal use consists primarily of amounts paid for perpetual licenses to third-party software providers and installation costs. Software is depreciated over the estimated useful lives of three to five years. Tangible assets acquired for research and development (“R&D”) activities and have alternative use are capitalized over the useful life of the acquired asset. Estimated useful lives are periodically reviewed, and when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. Maintenance and repairs are charged directly to expense as incurred.

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

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates the recoverability of long-lived assets by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The evaluation of recoverability involves estimates of future operating cash flows based upon certain forecasted assumptions, including, but not limited to, revenue growth rates, gross profit margins, and operating expenses over the expected remaining useful life of the related asset. A shortfall in these estimated operating cash flows could result in an impairment charge in the future.

Goodwill is not amortized, but is evaluated annually for impairment at the reporting unit level or when indicators of a potential impairment are present. The Company estimates the fair value of the reporting unit using the discounted cash flow and market approaches. Forecast of future cash flows are based on the Company’s best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment, and general economic conditions.

As of December 31, 2017 and 2016, acquired intangibles, including goodwill, relate to the acquisition of Pump Engineering, LLC during the fourth quarter of 2009. See Note 6, “Goodwill and Intangible Assets,” for further discussion of intangible assets.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, investments in marketable securities, accounts receivable, accounts payable, and debt. The carrying amounts for these financial instruments reported in the Consolidated Balance Sheets approximate their fair values. See Note 5, “Investments and Fair Value Measurements,” for further discussion of fair value.

Revenue Recognition

Product and service revenue recognition – Water Segment

The Company recognizes revenue when the earnings process is complete, as evidenced by a written agreement with the customer, transfer of title, fixed pricing that is determinable, and collection that is reasonably assured. Transfer of title typically occurs upon shipment of the equipment pursuant to a written purchase order or contract. The portion of the sales agreement related to the field services and training for commissioning of the Company’s devices in a desalination plant is deferred until the Company performs such services. The Company regularly evaluates revenue arrangements to identify deliverables and to determine whether these deliverables are separable into multiple units of accounting.

Under the Company’s revenue recognition policy, evidence of an arrangement is met when the Company has an executed purchase order, sales order, or stand-alone contract. Typically, smaller projects utilize sales or purchase orders that conform to standard terms and conditions.

The specified product performance criteria for the Company’s PX® energy recovery devices (“ERDs”) pertain to the ability of the Company’s product to meet its published performance specifications and warranty provisions, which the Company’s products have demonstrated on a consistent basis. This factor, combined with historical performance metrics, provides the Company’s management with a reasonable basis to conclude that the PX ERDs will perform satisfactorily upon commissioning of the plant. To ensure this successful product performance, the Company provides service consisting principally of supervision of customer personnel and training to the customers during the commissioning of the plant. The installation of the PX ERDs is relatively simple, requires no customization, and is performed by the customer under the supervision of our personnel. The Company defers the value of the service and training component of the contract and recognize such revenue as services are rendered. Based on these factors, the Company has concluded that, for sale of PX ERDs, as well as for turbochargers and pumps, delivery and performance have been completed upon shipment or delivery when title transfers based on the shipping terms.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performs an evaluation of customer credit worthiness on an individual contract basis to assess whether collectability is reasonably assured. As part of this evaluation, the Company considers many factors about the individual customer, including the underlying financial strength of the customer and/or partnership consortium and the Company’s prior history or industry-specific knowledge about the customer and its supplier relationships. For smaller projects, the Company requires the customer to remit payment generally within 30 to 90 days after product delivery. In some cases, if credit worthiness cannot be determined, prepayment or other security is required.

The Company establishes separate units of accounting for contracts, as the Company’s mega-project (“MPD”) contracts with customers typically include one or both of the deliverables, products or commissioning, and there is no right of return under the terms of the contract.

Commissioning includes supervision of the installation, start-up, and training to ensure that the installation performed by the customer which, is relatively simple and straightforward, is completed consistent with the recommendations under the factory warranty. The commissioning services’ element of the Company’s contracts represents an incidental portion of the total contract price and the allocable consideration for these services relative to that for the underlying products has been well under 1% of any arrangement. Commissioning is often bundled into the large stand-alone contracts, and the Company frequently sells products without commissioning since its product can be easily installed in a plant without supervision. These facts and circumstances validate that the delivered element has value on a stand-alone basis and should be considered a separate unit of accounting.

Having established separate units of accounting, the Company then allocates amounts to each unit of accounting. With respect to products, the Company has established vendor specific objective evidence (“VSOE”) based on the price at which such products are sold separately without commissioning services. With respect to commissioning, the Company charges out its engineers for field visits to customers based on a stand-alone standard daily field service charge as well as a flat service rate for travel, if applicable. This has been determined to be the VSOE of the service based on stand-alone sales of other comparable professional services at consistent pricing.

The amount allocable to the delivered unit of account (in our case the product) is limited to the amount that is not contingent upon the delivery of additional items or meeting specified performance conditions. The Company adheres to consistent pricing in both stand-alone sale of products and professional services and the contractual pricing of products and commissioning of services in bundled arrangements.

For large projects, stand-alone contracts are utilized. For these contracts, consistent with industry practice, the Company’s customers typically require their suppliers, including Energy Recovery, to accept contractual holdback provisions (also referred to as a retention payment) whereby the final amounts due under the sales contract are remitted over extended periods of time or alternatively, stand-by letters of credit are issued to guarantee performance. These retention payments are generally 10% or less of the total contract amount and are due and payable when the customer is satisfied that certain specified product performance criteria have been met upon commissioning of the desalination plant, which may be up to 24 months from the date of product delivery as described further below.

Under stand-alone MPD contracts, the usual payment arrangements are summarized as follows:

•
an advance payment due upon execution of the contract, typically 10% to 20% of the total contract amount. This advance payment is accounted for as deferred revenue until shipment or when products are delivered to the customer, depending on the international commercial terms (commonly referred to as “incoterms”) and transfer of title;

•
a payment ranging from 50% to 70% of the total contract is typically due upon shipment of the product. This payment is often divided into two parts. The first part, which is due 30 to 60 days following delivery of the product and documentation, is invoiced upon shipment when the product revenue is recognized and results in an open accounts receivable with the customer. The second part is typically due 90 to 120 days following product delivery and documentation. This payment is booked to unbilled receivables upon shipment when the product revenue is recognized, and it is invoiced to the customer upon notification that the equipment has been received or when the time period has expired. The Company has no performance obligation to complete to be legally entitled to this payment. It is invoiced based on the passage of time.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company does not provide its customers with a right of product return; however, the Company will accept returns of products that are deemed to be damaged or defective when delivered that are covered by the terms and conditions of the product warranty. Product returns have not been significant.

Shipping and handling charges billed to customers are included in product revenue. The cost of shipping to customers is included in cost of revenue.

License, milestone payment, and royalty revenue recognition – Oil & Gas Segment

License and development revenue is comprised of the amortization of the upfront non-refundable $75.0 million exclusivity fee received in connection with the VorTeq License Agreement entered into with Schlumberger Technology Corporation (the “VorTeq Licensee”). See Note 15, “VorTeq Partnership and License Agreement.” The VorTeq License Agreement comprises a 15-year exclusivity license for our VorTeq™ technology (“VorTeq”), milestone payments upon achievement of successful tests in accordance with the Key Performance Indicators (“KPIs”), defined in the license agreement, and, after commercialization is achieved, royalty payments for the supply and servicing of certain components of the VorTeq. All payments are non-refundable.

The Company recognizes license and development revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” subtopic ASC 605-25 “Revenue with Multiple Element Arrangements” and subtopic ASC 605-28 “Revenue Recognition-Milestone Method,” which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition is appropriate, respectively.

For multiple-element arrangements, each deliverable is accounted for as a separate unit of accounting if both the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. Contingent deliverables within multiple element arrangements are excluded from the evaluation of the units of accounting. Non-refundable, upfront license fees where the Company has continuing obligation to perform are recognized over the period of the continuing performance obligation. The VorTeq License Agreement was determined to include a single unit of accounting. The initial upfront fee of $75.0 million is recognized on a straight-line basis over the 15-year term of the arrangement based on the performance period of the last or final deliverables, which include the license and support.

The Company recognizes revenue from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) it does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met, the milestone payment: (a) is commensurate with either the Company’s performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company’s performance subsequent to the inception of the arrangement to achieve the milestone; (b) relates solely to past performance; and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. The VorTeq License Agreement includes two substantive milestones of $25.0 million each due on achievement of successful tests in accordance with KPIs. No revenues associated with achievement of the milestones have been recognized to date.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development Expense

R&D expenses consist of costs incurred for internal projects and for technology licensed to third parties. These costs include the Company’s direct and research-related overhead expenses, which include salaries and other personnel-related expenses (including stock-based compensation), occupancy-related costs, depreciation of facilities, as well as external costs for equipment and supplies. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred. All R&D costs are expensed as incurred and are included in operating expenses.

Warranty Costs

The Company sells products with a limited warranty for a period ranging from 18 months to 5 years. The Company accrues for warranty costs based on estimated product failure rates, historical activity, and expectations of future costs. Periodically, the Company evaluates and adjusts the warranty costs to the extent that actual warranty costs vary from the original estimates.

Stock-based Compensation

The Company measures and recognize stock-based compensation expense based on the fair value measurement for all stock-based awards made to its employees and directors, including restricted stock units (“RSUs”), restricted shares (“RS”), and employee stock options over the requisite service period (typically the vesting period of the awards). The fair value of RSUs and RS is based on the Company’s stock price on the date of grant. The fair value of stock options is calculated on the date of grant using the Black-Scholes option pricing model, which requires a number of complex assumptions including expected life, expected volatility, risk-free interest rate, and dividend yield. The estimation of awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised. See Note 11, “Stock-based Compensation,” for further discussion of stock-based compensation.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s Irish subsidiaries is the U.S. dollar, while the functional currency of the Company’s other foreign subsidiaries is their respective local currencies. The asset and liability accounts of the Company’s foreign subsidiaries are translated from their local currencies at the rates in effect on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Gains and losses resulting from the translation of the Company’s subsidiary balance sheets are recorded as a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are recorded in other income (expense) in the Consolidated Statements of Operations.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Current and non-current tax assets and liabilities are based upon an estimate of taxes refundable or payable for each of the jurisdictions in which the Company is subject to tax. In the ordinary course of business, there is inherent uncertainty in quantifying income tax positions. The Company assesses income tax positions and record tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. When applicable, associated interest and penalties are recognized as a component of income tax expense. Accrued interest and penalties are included within the related tax asset or liability on the Consolidated Balance Sheets.

Deferred income taxes are provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining whether and to what extent any valuation allowance is needed on the Company’s deferred tax assets. In making such a determination, the Company considers all available positive and negative evidence including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. See Note 9, “Income Taxes,” for further discussion of tax valuation allowances.

On December 22, 2017, President Trump signed into law “H.R.1”, known as the “Tax Cuts and Jobs Act”, (the “Tax Act”), which significantly changes existing U.S. tax laws. Following the enactment of the Tax Act, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 118, (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC No. 740 (“ASC 740”), Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of the Tax Act. At December 31, 2017, the Company determined that given the Company’s facts and circumstances, no provisional estimates were needed, and, therefore, the Company has booked no provisional estimates as of December 31, 2017. See Note 9, “Income Taxes,” for a discussion of the Company’s income tax accounting related to the Tax Act.

The Company’s operations are subject to income and transaction taxes in the U.S. and in foreign jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the income statement. Previously, these amounts were recognized directly to shareholder’s equity. The excess tax benefit from share-based compensation, previously classified as a financing activity, will be classified as an operating activity. Additionally, cash paid when directly withholding shares on an employee’s behalf for tax withholding purposes, is classified as a financing activity. The Company adopted this guidance on January 1, 2017. The adoption resulted in an increase to the net operating loss carryforward deferred tax asset and a corresponding increase in valuation allowance of $6.9 million attributable to excess tax benefits not previously recognized as they did not reduce income taxes payable. The Company elected to continue to estimate forfeitures as part of the recognition of cost associated with equity awards. The Company applied prospectively all excess tax benefits and tax deficiencies resulting from settlement of awards after the date of adoption. No adjustments were recorded for any windfall benefits previously recorded in additional paid-in capital.

Recently issued accounting pronouncement not yet adopted

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). The update requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance in GAAP when it becomes effective. The update also requires more detailed disclosures to enable readers of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09. Additionally, the FASB decided to permit early adoption, but not before the original effective date (that is, annual periods beginning after December 15, 2016). ASU 2014-09 permits the use of either the full retrospective or cumulative effect transition (modified retrospective) method.

In March and April 2016, the FASB issued ASU No. 2016-08 (“ASU 2016-08”), Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10 (“ASU 2016-10”), Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing, respectively. The amendments in these updates are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for both ASU 2016-08 and ASU 2016-10 are the same as those for ASU 2014-09 as deferred.

To assess the impact of and to implement Topic 606, the Company formed a project team, which has operated since 2014, to evaluate internal processes. The Company plans to adopt Topic 606 as of January 1, 2018 and expects to use the full retrospective transition method, pending the final results of our quantitative analysis of Oil & Gas segment - License Revenue which will be completed in the first quarter of 2018. The Company continues to evaluate the effect that ASU 2014-09 will have on its financial statements, as well as the impact that the standard will have on the Company’s disclosures. The Company is implementing changes to its current policies and practices, and internal controls over financial reporting to address the requirements of the standard.

Water Segment Revenue. The Company expects that the deliverables identified under the current guidance will be consistent with the performance obligations identified under ASC 606. Revenue recognition for the performance obligations accounted for under ASC 606 is expected to be consistent with current guidance given the transfer of control of the promised goods or services follows the same pattern. The Company has completed the quantitative assessment of the Water segment at December 31, 2017 and the Company does not expect the adoption of ASC 606 to have a material impact on the timing of revenue and expense recognition.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Oil & Gas Segment - Percentage of Completion Revenue. The Company expects that the deliverables under the current guidance will be consistent with the performance obligations identified under ASC 606. The Company is in process of completing the quantitative assessment of the adoption impact. At this time, the Company does not expect that adoption of ASC 606 will have a material impact on the timing of revenue and expense recognition; however, the analysis will be completed in the first quarter of 2018. Revenue recognition for the performance obligations accounted for under ASC 606 is expected to be materially consistent with current guidance given the transfer of control of the promised goods or services occurs over time under ASC 606 and the Company is applying percentage of completion accounting pursuant to ASC 605-35 under legacy GAAP.

Oil & Gas Segment - License Revenue. The Company expects to complete its assessment of the impact of ASC 606 on its licensing and development agreement during the first quarter of 2018. Based on work performed to date, the Company expects that there may be a material difference in the timing of revenue recognition under the new standard, with the most likely impact being an overall acceleration of the recognition of deferred revenue for this license agreement. Under existing guidance, license revenue associated with the up-front payment is recognized on a straight-line basis over the fifteen-year term of the license, while substantive milestone payments are to be recognized when achieved. Under ASC 606, because the Company concluded that the license represents functional intellectual property and that the license is not distinct from the research and development services to be provided prior to product commercialization, the transaction price allocated to this performance obligation will be recognized over the period required to result in product commercialization (which is currently estimated to be complete in 2020) instead of over the entire license period. Further, the milestone method of accounting has been eliminated. As such, instead of recognizing the full amount of the milestone as revenue in the period in which it is achieved, the Company will revise its estimate of the transaction price to include development milestone payments only when they become probable of achievement and recognized in a manner consistent with the measure of progress. The Company also believes that its obligation to provide when and if available updates to its technology in the period subsequent to product commercialization represents a distinct performance obligation from our license and development efforts. The transaction price allocated to this stand-ready performance obligation will be recognized straight-line over the period commencing after product commercialization. At this time, the Company is working closely with its engineering team to finalize the appropriate measures of progress to be used to determine the amount of revenue to recognize in each period prior to product commercialization.

In January 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”), Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. For public entities, ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU 2016-01 on January 1, 2018. The Company expects the adoption ASU 2016-01 will not have a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The FASB has continued to clarify this guidance through the issuance of additional ASUs. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company plans to early adopt this standard on January 1, 2018. The Company plans to elect the available practical expedients and expects that the adoption of ASU 2016-02 will have no impact to its Consolidated Statement of Operations; however, it will result in a net increase in a right-of-use asset of $2.9 million and an increase in lease liability of $3.3 million on its Consolidated Balance Sheets.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 impacts all entities that are required to present a statement of cash flows under Topic 230. The amendment provides guidance on eight specific cash flow issues. For public entities, ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and interim periods within those years. Adoption should be applied using a retrospective transition method to each period presented. The Company is adopting this standard as of January 1, 2018. The Company expects the adoption of ASU 2016-15 to not have a material impact on its financial statements.

In October 2016, the FASB issued ASU 2016-16 (“ASU 2016-16”), Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires recognition of the current and deferred income tax effects of an intra-entity asset transfer, other than inventory, when the transfer occurs, as opposed to current GAAP, which requires companies to defer the income tax effects of intra-entity asset transfers until the asset has been sold to an outside party. The income tax effects of intra-entity inventory transfers will continue to be deferred until the inventory is sold. ASU 2016-16 is effective on January 1, 2018, with early adoption permitted. The update is required to be adopted on a modified retrospective basis with the cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. The Company is adopting this standard as of January 1, 2018. The Company expects the adoption of ASU 2016-16 to not have a material impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. ASU 2016-18 requires that the Consolidated Statement of Cash Flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The standard also requires reconciliation between the total cash and equivalents and restricted cash presented on the Consolidated Statement of Cash Flows and the cash and cash equivalents balance presented on the Consolidated Balance Sheet. ASU 2016-18 is effective retrospectively on January 1, 2018. The Company is adopting this standard as of January 1, 2018. The Company expects the adoption of ASU 2016-18 to have a material impact on its Consolidated Statements of Cash Flows based on the restricted cash balance on the balance sheet date.

In January 2017, the FASB issued ASU No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 of the goodwill impairment quantitative test and allows for the determination of impairment by comparing the fair value of the reporting unit with its carrying amount. The amendments in this update should be applied on a prospective basis. For public entities which are SEC filers, this amendment is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for testing dates after January 1, 2017. The Company expects to adopt this standard on January 1, 2020 and do not expect the adoption of ASU 2017-04 to have a material impact on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-base payment award require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The Company is adopting this standard as of January 1, 2018. The Company expects the adoption of ASU 2017-09 to not have an impact on its financial position or results of operations.

In February 2018, the FASB issued ASU No. 2018-02 (“ASU 2018-02”), Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Act that changed the Company’s income tax rate from 35% to 21%. ASU 2018-02 changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU 2018-02 is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company does not expect the adoption of ASU 2018-02 to have a material impact on its financial position or results of operations.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Income (Loss) Per Share

Net income (loss) is divided by the weighted average number of common shares outstanding during the year to calculate basic net income (loss) per common share. Basic earnings per share exclude any dilutive effects of stock options and RSUs.

Diluted net income (loss) per common share reflects the potential dilution that would occur if outstanding stock options to purchase common stock were exercised for common stock, using the treasury stock method, and the common stock underlying outstanding restricted award was issued. Diluted earnings per share for the years ended December 31, 2017, 2016 and 2015, includes the dilutive effects of stock options and RSUs. Certain common stock issuable under stock options and RSUs have been omitted from the 2017, 2016 and 2015 diluted net income per share calculations because their inclusion is considered anti-dilutive.

The computation of basic and diluted net income (loss) per share is presented in the following table.

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$12,350	$1,034	$(11,638)

Denominator:
Basic weighted average common shares outstanding	53,701	52,341	52,151
Weighted average effect of dilutive stock awards	1,911	3,110	—
Diluted weighted average common shares outstanding	55,612	55,451	52,151

Net income (loss) per share:
Basic	$0.23	$0.02	$(0.22)
Diluted	$0.22	$0.02	$(0.22)

The potential common shares were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive is presented in the following table.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Anti-dilutive shares excluded from net income (loss) per share calculation	1,810	2,987	7,198

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Other Financial Information

Cash, Cash Equivalents and Restricted Cash

The Company pledged cash in connection with certain stand-by letters of credit and company credit cards. The Company deposited corresponding amounts into accounts at several financial institutions. See Note 7, “Long-term Debt and Lines of Credit,” for additional discussion related to the Company’s stand-by letters of credit and restricted cash requirements.

The Company’s cash, cash equivalents, and restricted cash are presented in the table below.

	December 31, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$27,780	$61,364
Restricted cash	2,846	4,384
Total Cash, cash equivalents, and Restricted cash	$30,626	$65,748

Unbilled Receivables

The Company’s unbilled receivables pertaining to customer contractual holdback provisions, whereby the Company will invoice the final retention payment(s) due under certain sales contracts within 12 months. Customer holdbacks represent amounts intended to provide a form of security for the customer; accordingly, these receivables have not been discounted to present value. As of December 31, 2017 and 2016, all unbilled receivables were current.

Cost and Estimated Earnings in Excess of Billings

Cost and estimated earnings on uncompleted contracts is presented in the following table.

	December 31, 2017	December 31, 2016
	(In thousands)
Estimated earnings to date	$6,000	$2,170
Estimated costs to date	(4,525)	(1,496)
Subtotal	1,475	674
Net billings to date	2,718	82
Total	$4,193	$756

Included in accompanying balance sheets:
Cost and estimated earnings in excess of billings	$4,998	$1,825
Unbilled project costs	(805)	(1,069)
Total	$4,193	$756

Unbilled project costs are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and are presented by category in the following table.

	December 31, 2017	December 31, 2016
	(In thousands)
Raw materials	$1,899	$1,783
Work in process	2,191	1,146
Finished goods	1,424	1,621
Inventories, net	$5,514	$4,550

Valuation adjustments for excess and obsolete inventory, reflected as a reduction of inventory at December 31, 2017 and 2016 was $0.7 million and $1.4 million, respectively.

Prepaid and Other Current Assets

Prepaid expenses and other current assets by category are presented in the following table.

	December 31, 2017	December 31, 2016
	(In thousands)
Interest receivable	$439	$272
Supplier advances	124	73
Insurance	256	231
Software license	193	216
Other prepaid expenses and current assets	330	519
Total prepaid and other current assets	$1,342	$1,311

Property and Equipment

Property and equipment held for use by category are presented in the following table.

	December 31, 2017	December 31, 2016
	(In thousands)
Machinery and equipment	$20,813	$14,781
Leasehold improvements	10,458	10,326
Software	2,985	2,382
Office equipment, furniture, and fixtures	2,699	1,910
Automobiles	114	114
Construction in progress	466	515
Total property and equipment	37,535	30,028
Less: accumulated depreciation and amortization	(24,142)	(21,385)
Property and equipment, net	$13,393	$8,643

Construction in progress costs at December 31, 2017 primarily relates to R&D equipment received but not placed in service. Construction in progress costs at December 31, 2016 primarily relates to software and system upgrades.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense related to all depreciable property and equipment is presented in the following table.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Depreciation expense	$3,035	$3,049	$3,203

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities by category are presented in the following table.

	December 31, 2017	December 31, 2016
	(In thousands)
Payroll and commissions payable	$6,071	$5,697
Other accrued expenses and current liabilities	2,446	2,253
Unbilled project costs	805	1,069
Total accrued expenses and other current liabilities	$9,322	$9,019

Deferred Revenue

Deferred revenue by category are presented in the following table.

	December 31, 2017	December 31, 2016
	(In thousands)
Current deferred revenue
Deferred license and development revenue, current	$5,000	$5,000
Deferred product revenue, current	611	1,201
Total current deferred revenue	5,611	6,201
Non-current deferred revenue
Deferred license and development revenue, non-current	58,958	63,958
Deferred product revenue, non-current	48	—
Total non-current deferred revenue	59,006	63,958
Total deferred revenue	$64,617	$70,159

Non-Current Liabilities

Other non-current liabilities consisted only of deferred rent expense.

	December 31, 2017	December 31, 2016
	(In thousands)
Deferred rent expense, non-current	$358	$554

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component are presented in the following table.

	Foreign Currency Translation Adjustments	Unrealized Losses on Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2015	$(63)	$(1)	$(64)
Other comprehensive loss, net	(27)	(27)	(54)
Balance, December 31, 2016	(90)	(28)	(118)
Other comprehensive income (loss), net	57	(64)	(7)
Balance, December 31, 2017	$(33)	$(92)	$(125)

There were no reclassifications of amounts out of accumulated other comprehensive loss, as there have been no sales of securities or translation adjustments that impacted other comprehensive loss during the years presented. The tax impact of the changes in accumulated other comprehensive loss was not material.

Advertising Expense

Advertising expense is charged to operations during the year in which it is incurred. Total advertising expense was not material for the years ended December 31, 2017, 2016 and 2015.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investments and Fair Value Measurements

The Company’s cash, cash equivalents and short-term investments are presented in the following table.

	December 31, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$27,780	$61,364
Short-term investments	70,020	39,073
Total cash, cash equivalents and marketable securities	$97,800	$100,437

As of December 31, 2017, available-for-sale investments of $0.3 million were reported in Cash and cash equivalents on the Consolidated Balance Sheets. As of December 31, 2016, all available-for-sale investments were reported in Short-term investments on the Consolidated Balance Sheets.

Available-for-Sale Investments

The Company’s investments are all classified as available-for-sale. As of December 31, 2017 and 2016, all available-for-sale investments were classified as short-term, with maturities less than 12 months. There were no sales of available-for-sale investments during the years ended December 31, 2017 and 2016.

Available-for-sale investments as of December 31, 2017 and 2016 are presented in the following tables.

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$16,755	$—	$(14)	$16,741
Corporate notes and bonds	53,367	—	(77)	53,290
Municipal notes and bonds	247	—	—	247
Total available-for-sale investments	$70,369	$—	$(91)	$70,278

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
Corporate notes and bonds	$39,100	$6	$(33)	$39,073
Total available-for-sale investments	$39,100	$6	$(33)	$39,073

The Company monitors investments for other-than-temporary impairment. It was determined that unrealized gains and losses at December 31, 2017 and 2016, are temporary in nature, because the changes in market value for these securities resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. The Company is unlikely to experience gains or losses if these securities are held to maturity. In the event that the Company disposes of these securities before maturity, it is expected that the realized gains or losses, if any, will be immaterial.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of December 31, 2017 are shown by contractual maturity in the following table.

	December 31, 2017
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$70,369	$70,278

Fair Value of Financial Instruments

The Company follows the authoritative guidance for fair value measurements and disclosures that, among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
Level 3 — Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, unbilled receivables, cost and estimated earnings in excess of billings, accounts payable, and other accrued expenses approximate fair value due to the short-term maturity of those instruments. For the Company’s investments in available-for-sale securities, if quoted prices in active markets for identical investments are not available to determine fair value (Level 1), then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable either directly or indirectly (Level 2). The investments included in Level 2 consist of corporate notes and bonds, municipal notes and bonds and U.S. Treasury securities.

The fair value of financial assets and liabilities measured on a recurring basis is presented in the following tables.

		Fair Value Measurement at Reporting Date Using
	December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Assets:
Cash equivalents
Corporate notes and bonds	$258	$—	$258	$—
Total cash equivalents	258	—	258	—

Short-term investments
U.S. Treasury securities	16,741	—	16,741	—
Corporate notes and bonds	53,032	—	53,032	—
Municipal notes and bonds	247	—	247	—
Total short-term investments	70,020	—	70,020	—
Total assets	$70,278	$—	$70,278	$—

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurement at Reporting Date Using
	December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Assets:
Short-term investments
Corporate notes and bonds	$39,073	$—	$39,073	$—
Total short-term investments	39,073	—	39,073	—
Total assets	$39,073	$—	$39,073	$—

During the years ended December 31, 2017 and 2016, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2.

The fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument as of December 31, 2017 and 2016 are summarized in the following table. All of the Company’s available-for-sale investments were short-term with maturities less than 12 months. Available-for-sale investments that were in an unrealized gain position have been excluded from the following table.

	December 31, 2017		December 31, 2016
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. Treasury securities	$10,162	$(14)	$—	$—
Corporate notes and bonds	53,222	(77)	29,667	(33)
Municipal notes and bonds	247	—	—	—
Total available-for-sale investments	$63,631	$(91)	$29,667	$(33)

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Goodwill and Intangible Assets

Goodwill

The net carrying amount of goodwill as of December 31, 2017 and 2016 was $12.8 million. Goodwill resulted from the Company’s acquisition of Pump Engineering, LLC in December 2009. The Company’s annual impairment test performed as of July 1, 2017 determined that goodwill was not impaired. As of December 31, 2017 and 2016, no impairment of goodwill has been recorded in the accompanying Consolidated Financial Statements.

Other Intangible Assets

The components of identifiable intangible assets, all of which are finite-lived, as of the date indicated were as follows in the table below. All intangible assets are amortized on a straight-line basis over their useful life.

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted Average Useful Life
	(In thousands, except for weighted average useful life)
Developed technology	$6,100	$(4,931)	$—	$1,169	10
Patents	585	(443)	(42)	100	18
Total	$6,685	$(5,374)	$(42)	$1,269

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted Average Useful Life
	(In thousands, except for weighted average useful life)
Developed technology	$6,100	$(4,321)	$—	$1,779	10
Patents	585	(422)	(42)	121	18
Total	$6,685	$(4,743)	$(42)	$1,900

Accumulated impairment losses for patents at December 31, 2017 and 2016 include impairment losses from 2007 and 2010. No other impairment of intangible assets was identified during the periods presented for intangible assets.

Amortization of intangibles was $0.6 million for each of the years ended December 31, 2017, 2016 and 2015.

Future estimated amortization expense as of December 31, 2017 on intangible assets is presented in the following table.

Future Amortization
(In thousands)
Year:
2018	$629
2019	575
2020	16
2021	12
2022	11
Thereafter	26
Total	$1,269

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Long-term Debt and Lines of Credit

Installment Loan

In March 2015, the Company entered into a loan agreement with a financial institution for a $55 thousand fixed-rate installment loan with an annual interest rate of 6.35%. The loan is payable in equal monthly installments and matures on April 2, 2020. The note is secured by the asset purchased.

Long-term debt as of December 31, 2017 and 2016 is presented in the following table.

	December 31, 2017	December 31, 2016
	(In thousands)
Loan payable	$27	$38
Less: current portion	(11)	(11)
Total long-term debt	$16	$27

Future minimum principal payments due under long-term debt arrangements as of December 31, 2017 is presented in the following table.

Future Minimum Payments
(In thousands)
Year:
2018	$11
2019	12
2020	4
Total	$27

Loans and Stand-by Letters of Credit

Loan Agreement

In June 2012, the Company entered into a loan agreement with a financial institution (“Financial Institution 1”). The loan agreement was amended in June 2015, (as amended, the “Loan Agreement”). The Loan Agreement provided for a total available credit line of $16.0 million. Under the Loan Agreement, the Company was allowed to draw advances not to exceed the lesser of the $16.0 million credit line or the credit line minus all outstanding revolving loans. Revolving loans could be in the form of a base rate loan that bore interest equal to the prime rate or a Eurodollar loan that bore interest equal to the adjusted LIBOR rate plus 1.25%. The Loan Agreement was terminated in January 2017.

Loan and Pledge Agreement

On January 27, 2017, the Company entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with a financial institution (“Financial Institution 2”). The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. Under the Loan and Pledge Agreement, the Company is allowed to borrow and request letters of credit against the eligible assets held from time to time in the pledged account maintained with Financial Institution 2. Revolving loans incur interest per annum at a base rate equal to the LIBOR rate plus 1.5%. Any default bears the aforementioned interest rate plus an additional 2%. The unused portion of the credit line is subject to a fee equal to the product of 0.2% per annum multiplied by the difference, if positive, between $16.0 million and the average daily balance of all advances under the committed facility plus aggregate average daily undrawn amounts of all letters of credit issued under the committed facility during the immediately preceding month or portion thereof. The Loan and Pledge Agreement was amended on March 17, 2017 to increase the amount of allowable stand-by letters of credit held with financial institutions other than Financial Institution 2 from $4.1 million to $5.1 million.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stand-by Letters of Credit

In connection with the Loan Agreement, Financial Institution 1 issued stand-by letters of credit to the Company that were subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility was subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The Loan Agreement required the Company to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. With the termination of the Loan Agreement, the cash collateral requirement was increased to 105% on all stand-by letters of credit and corporate credit cards at Financial Institution 1.

In September 2016, Financial Institution 2 issued stand-by letters of credit to the Company that were subject to customary fees and expenses for issuance or renewal. Initially, Financial Institution 2 required a cash collateral equal to the full outstanding amount of the stand-by letters of credit until the Loan and Pledge Agreement was put in place on January 27, 2017. As of that same date, this cash collateral requirement was removed when the Company entered into a loan and pledge agreement with Financial Institution 2 (see Loan and Pledge Agreement above) and replaced with pledged U.S. Investments held at Financial Institution 2 equal to the full outstanding amount of the stand-by letters of credit. These stand-by letters of credit are subject to fees, in an amount equal to 0.7% per annum of the face amount of the letter of credit, that are payable quarterly and are non-refundable.

In October 2016, the Company entered into stand-by letters of credit with a financial institution (“Financial Institution 3”). Financial Institution 3’s stand-by letters of credit are secured by a cash collateral balance required equal to the full outstanding amount of the stand-by letters of credit.

The financial institutions where the outstanding amounts of stand-by letters of credit are collateralized by restricted cash or pledged U.S. investments are presented in the following table.

	December 31, 2017	December 31, 2016
	(In thousands)
Financial Institution 1	$1,687	$3,080
Financial Institution 2	7,745	283
Financial Institution 3	990	990
Total	$10,422	$4,353

The Company’s total restricted cash balances by financial institution are presented in the following table.

	December 31, 2017	December 31, 2016
	(In thousands)
Financial Institution 1	$1,771	$3,111
Financial Institution 2 (1)	—	283
Financial Institution 3	990	990
Financial Institution 4	85	—
Total	$2,846	$4,384

(1)    Financial Institution 2 requires pledged U.S. Investments in lieu of restricted cash balances as of January 27, 2017.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Commitments and Contingencies

Operating Lease Obligations

The Company leases facilities under fixed non-cancellable operating leases that expire on various dates through July 2021. Future minimum lease payments are presented in the following table.

Lease Amounts
(In thousands)
Year:
2018	$1,788
2019	1,565
2020	150
2021	34
Total	$3,537

In October 2017, the Company entered into a sublease agreement for office space in Houston, Texas. The sublease agreement is for a term of 3 years commencing in November 2017.

Rent and lease expense related to all of the Company’s leased property is presented in the following table.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Rent and lease expense	$1,699	$1,422	$1,485

Warranty

Changes in the Company’s accrued product warranty reserve are presented in the following table.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Balance, beginning of year	$406	$461	$755
Warranty costs charged to cost of revenue	246	208	135
Utilization charges against reserve	(86)	(27)	(34)
Release of accrual related to expired warranties	(200)	(236)	(395)
Balance, end of year	$366	$406	$461

During the year ended December 31, 2015, the Company adjusted previously established warranty reserves. The adjustment related to expired warranties which increased gross profit and reduced net loss by $0.4 million.

Purchase Obligations

The Company has purchase order arrangements with its vendors for which the Company has not received the related goods or services as of December 31, 2017. These arrangements are subject to change based on the Company’s sales demand forecasts, and the Company has the right to cancel the arrangements prior to the date of delivery. The majority of these purchase order arrangements were related to various raw materials and components parts. As of December 31, 2017, the Company had approximately $4.5 million of open cancellable purchase order arrangements related primarily to materials and parts.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, generally limited to personal injury and property damage caused by the Company’s employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2017 and 2016.

In certain cases, the Company issues warranty and product performance guarantees to its customers for amounts generally equal to 10% or less of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance of our devices. These guarantees are generally stand-by letters of credit that typically remain in place for periods ranging up to 24 months, and in some cases up to 68 months. All stand-by letters of credit at December 31, 2017 and 2016, was $10.4 million and $4.4 million, respectively. See Note 7, “Long-term Debt and Lines of Credit,” for additional information about the Company’s stand-by letters of credit arrangements.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Income Taxes

The Company’s U.S. and foreign components of consolidated income (loss) before income taxes and the benefit from income taxes is presented in the following table.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Income (loss) before income taxes:
U.S.	$11,992	$6,158	$(7,566)
Foreign	(7,726)	(5,514)	(4,406)
Total income (loss) before income taxes	$4,266	$644	$(11,972)

Current tax provision (benefit):
Federal	$441	$—	$—
State	12	16	(3)
Foreign	18	46	20
Current tax provision	$471	$62	$17

Deferred tax (benefit) provision:
Federal	$(8,997)	$248	$225
State	(1,138)	3	(17)
Foreign	1,270	(703)	(559)
Total deferred tax benefit	$(8,865)	$(452)	$(351)
Total benefit for income taxes	$(8,394)	$(390)	$(334)

On December 22, 2017, President Trump signed into law the Tax Act, which significantly changes existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, the Company incurred a one-time income tax expense during the fourth quarter of 2017 of $7.0 million related to the deemed repatriation tax on accumulated foreign earnings (of which $0.3 million is a cash charge and the remaining $6.7 million represents a non-cash discrete tax expense largely from the utilization of net operating loss carryovers). The Company will continue to review and refine this amount as additional guidance is provided on the taxation of deemed repatriation income through the filing of the 2017 U.S. federal income tax return. The Company also incurred a non-cash income tax expense of $2.5 million related to the remeasurement of certain deferred tax assets and liabilities based on the recently enacted rates from the Tax Act.

The Company continues to evaluate the impact of the tax law changes related to state income taxes, the new income tax provisions related to global intangible low-taxed income and deductions related to foreign derived intangible income. The Company continues to assert that the accumulated foreign earnings are permanently reinvested. The Company should have no U.S. federal income tax obligation should the Company decide in the future to repatriate its accumulated foreign earnings. The Company has not estimated what the future foreign income tax or state income tax impact will be if the Company decides to repatriate its accumulate foreign earnings in the future. As of December 31, 2017, the Company did not record any provisional estimates related to the Tax Act.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income taxes computed at the statutory federal income tax rate to the effective tax rate implied by the accompanying Statements of Operations is presented in the following table.

	Years Ended December 31,
	2017	2016	2015
U.S. federal taxes at statutory rate	34%	34%	34%
State income tax, net of federal benefit	3%	3%	—%
Deemed repatriation transition tax	165%	—%	—%
Deferred tax remeasurement - Change in tax rates	55%	—%	—%
Foreign rate differential	44%	359%	(17)%
Stock-based compensation	(14)%	(1)%	(8)%
Non-deductible expenses	2%	13%	—%
Federal research credits	(9)%	(64)%	2%
Valuation allowance	(476)%	(405)%	(9)%
Other	(1)%	—%	1%
Effective tax rate	(197)%	(61)%	3%

The Company’s total deferred tax assets and liabilities is presented in the following table.

	December 31, 2017	December 31, 2016
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$5,918	$14,082
Accruals and reserves	2,816	4,896
Research and development credit carry forwards	3,957	2,609
Acquired intangibles	909	1,415
Charitable contributions	11	5
Total deferred tax assets	13,611	23,007
Valuation allowance	(3,411)	(21,067)
Net deferred tax assets	10,200	1,940
Deferred tax liabilities:
Depreciation on property and equipment	(650)	(630)
Unrecognized gain on translation of foreign currency	(5)	(40)
Goodwill	(1,643)	(2,233)
Total deferred tax liabilities	(2,298)	(2,903)
Net deferred tax assets (liabilities)	$7,902	$(963)

As reported on the balance sheet:
Non-current assets	$7,902	$1,270
Non-current liabilities	—	(2,233)
Net deferred tax assets (liabilities)	$7,902	$(963)

The Company had gross deferred tax assets of approximately $13.6 million and $23.0 million at December 31, 2017 and 2016, respectively, relating principally to accrued expenses and tax effects of net operating loss and tax credit carry-forwards. In asserting the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In making such a determination, we consider all available positive and negative evidence including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies.

In the U.S., significant pieces of objective positive evidence evaluated were the cumulative profit incurred in the U.S. entity. The Company’s U.S. entity emerged out of 12 quarters of cumulative loss in the third quarter of 2017 into a position of cumulative income, and followed in the fourth quarter of 2017 with strong results. The forecast for the Company’s U.S. entity indicates that it is likely to continue to be in a profitable position, going forward. In addition, in December 2017, due to the Tax Act, the Company’s U.S. entity had additional deemed repatriation income of $21.0 million. The Company’s U.S. entity plans to use its net operating loss carryforwards to settle this transition tax, and, therefore, expects that it is more likely than not that deferred tax assets will be used up by 2020. The impact of the Tax Act was a new piece of heavily weighted evidence in the fourth quarter of 2017.

In Ireland, a significant piece of negative evidence was the cumulative losses of $16.6 million that incurred in the Company’s Irish entity since inception over the three year period ended December 31, 2017. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome, and there was limited positive evidence.

On the basis of this evaluation, as of December 31, 2017, the Company released the valuation allowance, totaling $10.1 million on its U.S. federal (“Federal”) deferred tax assets and all of the Company’s U.S. state deferred tax assets with the exception of the State of California (“California”) Research and Development (“R&D”) credit carryovers. As of December 31, 2017, the Company continues to maintain a valuation allowance on its California R&D credit carryovers of approximately $1.4 million. The Company will maintain a valuation allowance on its California R&D credit carryovers because it is more likely than not, based on scheduling of utilization, that utilization would likely not occur until 2022, and it is projected at that time that the Company will only be utilizing new California R&D credits as they are generated, that is, not resulting in a net reduction. The Company’s policy with respect to California R&D credits is that they are utilized on a last-in first-out basis.

In addition, as of December 31, 2017, the Company established a valuation allowance on its Irish entity’s deferred tax assets totaling $2.0 million. The valuation allowance represents a provision for uncertainty as to the realization of tax benefits from these deferred income tax assets. The Company will continue to evaluate the tax benefit uncertainty and will adjust, if warranted, the valuation allowance in future periods to the extent that the Company’s deferred income tax assets become more likely than not to be realizable.

The following table presents the Company’s Federal, California, and foreign net operating loss carryforwards.

	December 31, 2017	December 31, 2016
	(In thousands)
Federal	$14,227	$41,801
California	12,081	14,009
Ireland	16,644	10,043
Total net operating loss carryforwards	$42,952	$65,853

The net operating loss carryforwards, if not utilized, will begin to expire in 2019 for Federal, and 2031 for California. Utilization of the net operating loss carryforward may be subject to a substantial annual limitation due to the ownership change limitations provided by the U.S. Internal Revenue Code (“IRC”) and similar California provisions. The annual limitation will result in the expiration of the net operating loss carryforwards before utilization. The Company has estimated the amount which may ultimately be realized and recorded deferred tax assets accordingly. The Ireland net operating loss carryforwards does not have an expiration date.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s Federal and California R&D credit, minimum tax credit and foreign tax credit carryforwards.

	December 31, 2017	December 31, 2016
	(In thousands)
Federal	$2,572	$1,635
California	1,753	1,476
Total credit carryforwards	$4,325	$3,111

The federal R&D credit carryforwards, if not utilized, will start to expire in 2030. The foreign tax credit carryforwards will begin to expire in 2026. The federal minimum tax credit carryforward will be refunded if not utilized no later than 2021. The California credit carryforwards do not expire. Utilization of the credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the IRC and similar California provisions.

Accounting for uncertain tax positions is based on judgment regarding the largest amount that is greater than 50% likely of being realized upon the ultimate settlement with a taxing authority. The aggregate changes in the balance of the gross unrecognized tax benefits is presented in the following table.

	December 31, 2017	December 31, 2016
	(In thousands)
Gross unrecognized tax benefits as of December 31,	$603	$394
Gross increases related to prior year tax position	117	—
Gross increases related to current year tax position	191	209
Gross unrecognized tax benefits as of December 31,	$911	$603

As of December 31, 2017, the Company had $0.9 million of unrecognized tax benefits, $0.5 million of which, if recognized, would affect our effective tax rate.

The Company adopted the accounting policy that interest and penalties are classified as part of its income taxes. There are no accrued interest or penalties associated with any unrecognized tax benefits.

There are currently no examinations for Federal, California taxing authorities, and foreign tax authorities. The Company believes that, as of December 31, 2017, the gross unrecognized tax benefits will not materially change in the next twelve months. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to any tax audits and that any settlement will not have a material adverse effect on the consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stockholder’s Equity

Preferred Stock

The Company has the authority to issue 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue shares of preferred stock in one or more series. The Board of Directors is also authorized to designate the rights, preferences, and voting powers of each series of preferred stock, any or all of which may be greater than the rights of the common stock including restrictions of dividends on the common stock, dilution of the voting power of the common stock, reduction of the liquidation rights of the common stock, and delaying or preventing a change in control of the Company without further action by the Company’s stockholders. To date, the Board of Directors has not designated any rights, preferences, or powers of any preferred stock, and as of December 31, 2017 and 2016, no shares of preferred stock were issued or outstanding.

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

At December 31, 2017, 58,168,433 shares were issued and 53,905,600 shares were outstanding. At December 31, 2016, 56,884,207 shares were issued and 53,162,551 shares were outstanding.

Stock Repurchase Program

In January 2016, the Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, could repurchase up to $6.0 million in aggregate cost of the Company’s outstanding common stock through June 30, 2016 (the “January 2016 Authorization”). In May 2016, the Board of Directors rescinded the January 2016 Authorization and authorized a new stock repurchase program under which the Company, at the discretion of management, could repurchase up to $10.0 million in aggregate cost of the Company’s outstanding common stock through October 31, 2016 (the “May 2016 Authorization”). At December 31, 2016, 673,700 shares, at an aggregate cost of $4.1 million, had been repurchased under the January 2016 Authorization and 568,500 shares, at an aggregate cost of $5.3 million, had been repurchased under the May 2016 Authorization. The May 2016 Authorization expired in October 2016 and there was no repurchase authorization in place at December 31, 2016.

In March 2017, the Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, could repurchase up to $15.0 million in aggregate cost of the Company’s outstanding common stock through September 30, 2017 (the “March 2017 Authorization”). As of December 31, 2017, 541,177 shares, at an aggregate cost of $4.3 million had been repurchased under the March 2017 Authorization. The Company accounts for stock repurchases using the cost method. Cost includes fees charged in connection with acquiring the outstanding common stock.

On March 7, 2018, the Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, may repurchase up to $10.0 million in aggregate cost of the Company’s outstanding common stock. Under the newly authorized repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The share buyback program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Company’s stock repurchase programs, from March 2012 through December 31, 2017, the Company spent an aggregate $20.4 million to repurchase 4.3 million shares. In addition to repurchases under the Company’s stock repurchase programs, during the year ended December 31, 2017, the Company spent $0.3 million to settle employee tax withholding obligations due upon the vesting of RSUs and withheld an equivalent value of shares from the shares provided to the employees upon vesting. During the years ended December 31, 2016 and 2015, the Company did not have to settle employee tax withholding obligations due upon the vesting of RSUs since there were no RSU vestings during these periods.

Warrants

There were no warrants outstanding as of December 31, 2017. All outstanding warrants had been exercised as of December 31, 2015.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stock-based Compensation

Stock Option Plans

In June 2016, the stockholders approved the 2016 Incentive Plan (the “2016 Plan”), that permits the grant of stock options, stock appreciation rights (“SARs”), restricted stock (“RS, RSAs, or RSUs”), performance units, performance shares, and other stock-based awards to employees, officers, directors, and consultants. Prior to the approval of the 2016 Plan, the Company maintained the Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan”). Stock-based awards granted under the Plan and the 2008 Plan, generally vest over 4 years and expire no more than 10 years after the date of grant. Subject to adjustments, as provided in the 2016 Plan, the number of shares of common stock initially authorized for issuance under the 2016 Plan was 4,441,083 shares (which consist of 3,830,000 new share awards plus 611,083 share awards that were authorized and unissued under the 2008 Plan) plus up to 7,635,410 shares that were set aside for awards granted under the 2008 Plan that are subsequently forfeited. The 2016 Plan supersedes all previously issued stock incentive plans (including the 2008 Plan) and is currently the only available plan from which awards may be granted.

Shares available for grant under the Plan were 3,945,653 shares and 4,532,141 shares at December 31, 2017 and 2016, respectively.

Stock-based Compensation Expense

Stock-based compensation expense related to the fair value measurement of awards granted to employees by financial line and by type of award is presented in the following table.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Stock-based compensation expense by financial line:
Cost of revenue	$158	$113	$130
General and administrative	2,218	2,057	3,139
Sales and marketing	821	524	436
Research and development	890	569	354
Total stock-based compensation expense	$4,087	$3,263	$4,059

Stock-based compensation expense by type of award:
Options	$3,331	$3,005	$3,915
RSUs	756	258	144
Total stock-based compensation expense	$4,087	$3,263	$4,059

The Company estimates forfeitures at the time of grant and revise those estimates periodically in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The estimated forfeiture rates used in determining the expense in the table above are presented in the following table.

	For years ended December 31,
	2017	2016	2015
4-year options	16.275%	13.513%	13.737%
1-year options	—%	—%	—%

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation cost related to unvested stock options and RSU’s will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of December 31, 2017.

	Unamortized Compensation Costs	Weighted Average Service Period
	(In thousands)	(In years)
Stock options	$4,964	2.3
RSUs	1,859	2.8

Vested Stock Options and RSUs

The total grant date fair value of stock options and RSUs vested during the period are presented in the following table.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Stock options	$3,375	$2,977	$4,657
RSUs	783	—	145
Total grant date fair value of stock options and RSUs vested during the period	$4,158	$2,977	$4,802

Stock Option Activity

The following table summarizes the stock option activity under the 2016 Plan and 2008 Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
	(In thousands, except for weighted average exercise price and weighted average remaining contractual life)
Balance, December 31, 2014	6,276	$4.51
Granted	2,612	3.01
Exercised	(350)	3.22		$942
Forfeited	(1,340)	3.18
Balance, December 31, 2015	7,198	3.97
Granted	904	8.63
Exercised	(1,936)	3.41		14,665
Forfeited	(283)	5.30
Balance, December 31, 2016	5,883	4.81
Granted	677	9.57
Exercised	(1,226)	4.49		6,798
Forfeited	(242)	6.60
Balance, December 31, 2017	5,092	$5.43	6.6	$17,735
Vested and exercisable as of December 31, 2017	3,449	$4.65	5.8	$14,218
Vested and exercisable as of December 31, 2017 and expected to vest thereafter	4,860	$5.32	6.5	$17,372

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock at the time of exercise. The aggregate intrinsic value at December 31, 2017 is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock as of the end of the period.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

There were no RSAs outstanding as of December 31, 2017.

Restricted Stock Units

RSUs awarded in 2016 vests 25% on the first anniversary of the grant date and 1/48th monthly thereafter dependent upon continued employment. RSUs awarded in 2017 vests 25% annually over the 4 years from date of grant and is dependent upon continued employment. As RSUs vest, the units will be settled in shares of common stock based on a one-to-one ratio. The units were valued based on the market price on the date of grant.

The following table summarizes the RSU activity under the 2016 Plan.

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except for weighted average grant-date fair value)
Balance December 31, 2014	28	$5.27
Vested	(28)	5.27
Balance, December 31, 2015	—	—
Awarded	214	8.65
Balance, December 31, 2016	214	8.65
Awarded	162	10.14
Vested	(91)	8.65
Forfeited	(11)	8.52
Balance, December 31, 2017	274	9.54

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Assumptions

Stock Options

The fair value of stock options granted to employees is based on the Black-Scholes option pricing model. To determine the inputs for the Black-Scholes option pricing model, the Company is required to develop several assumptions, which are highly subjective. The Company determines these assumptions as follows:

Expected Term: The Company uses its historical data to determine the expected term of options based on historical exercise data. As there was no historical exercise data for non-employee directors, the Company determines the expected term based on the simplified method.

Expected Volatility: The Company determines expected volatility based on its historical data and the corresponding expected term that was determined using the Company’s historical exercise data.

Risk-Free Interest Rate: The risk-free rate is based on U.S. Treasury issues with remaining terms similar to the expected term on the stock options granted.

Dividend Yield: The Company has never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future; therefore, the Company uses an expected dividend yield of zero in the valuation model.

The estimated grant date fair values of stock options granted to employees were calculated using the Black-Scholes option pricing model based on the assumptions in the following table.

	For years ended December 31,
	2017	2016	2015
Weighted average expected life (years)	4.50	4.38	4.71
Weighted average expected volatility	80.22%	80.35%	61.79%
Risk-free interest rate	1.64% – 1.99%	1.03% – 1.32%	1.12% – 2.19%
Weighted average dividend yield	—%	—%	—%

Restricted Stock Units

The fair value of RSUs granted to employees is based on the Company’s common stock price on the date of grant.

Awards Granted in 2018

On February 1, 2018, the Company granted options and RSUs to certain officers and employees. The options and RSUs granted are presented in the following table.

	Shares	Exercise Price	Vesting Term(1)	Expiration from Date of Grant
Options	810,172	$7.50	4 years	10 years
RSUs	221,663	—	4 years	**
Total	1,031,835

**    Not applicable.
(1)    Any unvested options and RSUs are forfeited upon the employee’s termination.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Business Segment

The Company is an energy solutions provider to industrial fluid flow markets worldwide. The Company manufactures and sells high-efficiency ERDs and pumps as well as related products and services. The Company’s chief operating decision-maker (“CODM”) is the chief executive officer (“CEO”).
The Company’s reportable operating segments consist of the Water segment and the Oil & Gas segment. These segments are based on the industries in which the products are sold, the type of energy recovery device sold, and the related products and services. The Water segment consists of revenue associated with products sold for use in reverse osmosis water desalination, as well as the related identifiable expenses. The Oil & Gas segment consists of product revenue associated with products sold for use in gas processing, chemical processing, and hydraulic fracturing and license and development revenue associated with hydraulic fracturing, as well as related identifiable expenses. Operating income for each segment excludes other income and expenses and certain expenses managed outside the operating segment. Costs excluded from operating income include various corporate expenses such as income taxes and other separately managed general and administrative expenses not related to the identified segments. Assets and liabilities are reviewed at the consolidated level by the CODM and are not accounted for by segment. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

The summary of financial information by segment is presented in the following tables.

	Year Ended December 31, 2017
	Water	Oil &Gas	Total
	(In thousands)
Product revenue	$54,301	$3,855	$58,156
Product cost of revenue	16,032	3,029	19,061
Product gross profit	38,269	826	39,095

License and development revenue	—	5,000	5,000

Operating expenses:
General and administrative	1,401	1,565	2,966
Sales and marketing	5,787	2,228	8,015
Research and development	1,064	12,217	13,281
Amortization of intangibles	631	—	631
Operating expenses	8,883	16,010	24,893

Operating income (loss)	$29,386	$(10,184)	19,202

Less: Corporate operating expenses			15,926
Consolidated operating income			3,276
Non-operating income			680
Income before income taxes			$3,956

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
	Water	Oil &Gas	Total
	(In thousands)
Product revenue	$47,545	$2,170	$49,715
Product cost of revenue	16,353	1,496	17,849
Product gross profit	31,192	674	31,866

License and development revenue	—	5,000	5,000

Operating expenses:
General and administrative	1,081	1,000	2,081
Sales and marketing	5,076	2,985	8,061
Research and development	1,331	8,705	10,036
Amortization of intangibles	631	—	631
Operating expenses	8,119	12,690	20,809

Operating income (loss)	$23,073	$(7,016)	16,057

Less: Corporate operating expenses			15,700
Consolidated operating income			357
Non-operating income			287
Income before income taxes			$644

	Year Ended December 31, 2015
	Water	Oil &Gas	Total
	(In thousand)
Product revenue	$43,530	$141	$43,671
Product cost of revenue	19,045	66	19,111
Product gross profit	24,485	75	24,560

License and development revenue	—	1,042	1,042

Operating expenses:
General and administrative	936	1,797	2,733
Sales and marketing	4,918	4,070	8,988
Research and development	1,126	6,552	7,678
Amortization of intangibles	635	—	635
Operating expenses	7,615	12,419	20,034

Operating income (loss)	$16,870	$(11,302)	5,568

Less: Corporate operating expenses			17,359
Consolidated operating loss			(11,791)
Non-operating expense			(181)
Loss before income taxes			$(11,972)

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense by segment is presented in the following table.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Water	$2,723	$3,043	$3,192
Oil & Gas	448	244	203
Corporate	495	393	443
Total depreciation and amortization	$3,666	$3,680	$3,838

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Geographical Information and Concentrations

Product Revenue

The following geographic information includes product revenue to the Company’s U.S. and international customers based on the customers’ requested delivery locations, except for certain cases in which the customer directed the Company to deliver its products to a location that differs from the known ultimate location of use. In such cases, the ultimate location of use, rather than the delivery location, is reflected in the table below.

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except for percentages)
Product revenue by geographic location:
United States	$1,839	$1,203	$2,861
International	56,317	48,512	40,810
Total product revenue	$58,156	$49,715	$43,671

Product revenue by country:
Egypt	15%	8%	6%
Saudi Arabia	13	14	3
China	9	13	8
Qatar	1	8	13
Oman	9	3	12
United Arab Emirates	2	2	10
Others(1)	51	52	48
Total	100%	100%	100%

(1)	Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of the Company’s product revenue during any of the years presented.

Product Revenue - Customer Concentration

Product revenue from customers representing 10% or more of product revenue varies from period to period. For the year ended December 31, 2017, no customer represent 10% or more of the Company’s product revenue. For the years ended December 31, 2016 and 2015, one customer, the same customer in both years, represented 11% and 14% of the Company’s product revenues, respectively.

License and Development

One international Oil & Gas segment customer accounts for 100% of the Company’s license and development revenue for the years ended December 31, 2017, 2016 and 2015.

Customers

The Company’s accounts receivable are derived from sales to customers located around the world. The Company generally does not require collateral to support customer receivables, but frequently requires export letters of credit securing payment. The Company performs ongoing evaluations of its customers’ financial condition and periodically reviews credit risk associated with receivables. An allowance for doubtful accounts is determined with respect to receivable amounts that we have determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from the Company’s estimates, and such differences could be material to the financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted, while recoveries are recognized when they are received.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customers accounting for 10% or more of the Company’s combined accounts receivable and unbilled receivables by segment are presented in the following table.

	Segment	December 31, 2017	December 31, 2016
Customer A	Water	16%	**
Customer B	Water	10	**
Customer C	Water	11	**
Customer D	Water	**	13%
Customer E	Oil & Gas	26	16

**    Less than 10%

Vendor Concentration

Vendors accounting for 10% or more of the Company’s combined accounts payable by segment are presented in the following table.

	Segment	December 31, 2017	December 31, 2016
Vendor A	Oil & Gas	11%	**
Vendor B	Oil & Gas	**	18%

**    Less than 10%

Long-lived Assets

All of the Company’s long-lived assets were located in the U.S. at December 31, 2017 and 2016.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Related Party

The Company and the VorTeq Licensee signed a 15-year license agreement in 2016 which provides the VorTeq Licensee with exclusive worldwide rights to the Company’s VorTeq for use in hydraulic fracturing onshore applications. In 2016, the Company rented equipment and personnel to perform product testing from the VorTeq Licensee. The amount of payments made related to the rented equipment and personnel during the years ended December 31, 2017 and 2016, was $0.4 million and $0.3 million, respectively.

In 2016, the Company extended a non-interest bearing 6-month term loan to one of its employees, which the Company and employee has renewed at each 6-month term in 2016 and 2017. The balance on the loan was $11 thousand at both December 31, 2017 and 2016. The current loan expired in February 2018 and was not renewed.

In 2016, the Company entered into a lease agreement with EMS USA, Inc. for the use of office space. The President and Chief Executive Officer of EMS USA, Inc. is also a member of the Board of Directors of the Company. The lease was for a term of 90 days with continuation on a month-to-month basis thereafter, with each month being an “Additional Term.” The Company paid EMS USA, Inc. $5 thousand related to this agreement during the year ended December 31, 2016. The lease was terminated as of July 2016.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — VorTeq Partnership and License Agreement

The Company’s VorTeq technology enables oilfield service hydraulic fracturing operators to isolate their high-pressure hydraulic fracturing pumps from fracturing fluid thereby reducing operating and capital costs. In 2014, the Company entered into a strategic partnership with Liberty Oil Field Services (“Liberty”) to pilot and conduct field trials with the VorTeq. Through this agreement, Liberty has the rights to lease up to twenty VorTeq missiles for a period of up to five years following commercialization.

On October 14, 2015, the Company and the VorTeq Licensee signed a 15-year license agreement which provides the VorTeq Licensee with exclusive worldwide rights to the Company’s VorTeq for use in hydraulic fracturing onshore applications (the “VorTeq License Agreement”). The license agreement provides a carve out for Liberty’s contractual rights to utilize the VorTeq.

The VorTeq is made up of cartridges though which hydraulic fracturing fluid passes and a missile that houses the cartridges. The VorTeq License Agreement includes up to $125.0 million in consideration paid in stages: (i) a $75.0 million non-refundable upfront exclusivity payment; and (ii) two milestone payments of $25.0 million each upon achievement of successful tests in accord with KPIs specified in the agreement (“Milestone Payment 1 and 2”). After the milestone tests are achieved, the VorTeq Licensee will begin paying ongoing recurring royalty fees to the Company for supply and service of the cartridges based on the number of VorTeqs in operation which is subject to the greater of a minimum adoption curve or the adoption rate of the technology.

The Company applied the guidance for multi-element arrangements in identifying deliverables, determining units of accounting, allocating total contract consideration to the units of accounting, and recognizing revenue. It was determined that the non-contingent deliverables (15-year license, exclusivity, support services) did not have stand-alone value individually, but did on a combined basis, and therefore represented a unit of accounting. The license will provide access to the technology over the term of the agreement and, along with the support, is the final deliverable in this unit of accounting. The $75.0 million upfront payment was allocated to this unit of accounting and revenue is recognized on a straight-line basis over the 15-year term of the license, starting from the day that the license agreement was signed and all services commenced. The Company recognized license and development revenue of $5.0 million in both 2017 and 2016, and the Company had a deferred revenue balance of $64.0 million and $69.0 million related to the upfront exclusivity license fee as of December 31, 2017 and 2016, respectively. The cartridge supply and support services are not assessed to have stand-alone value independent of each other and fees for these deliverables will be recognized as earned.

Milestone Payment 1 of $25.0 million is payable upon a successful five (5) stage yard test at the VorTeq Licensee’s test facility. If a successful yard test is not achieved by the target date, the payment will be delayed until the successful yard test is achieved. The Milestone Payment 2 of $25.0 million is payable upon a successful twenty (20) stage hydraulic fracturing at one of the VorTeq Licensee’s customer’s live well. If success is not achieved by the target date, the payment will be delayed until the successful live well test is achieved. The achievement of each milestone and the receipt of each of the related payments are subject to a high degree of uncertainty.

With respect to the Milestone Payments, the Company determined the payments did meet the definition of a substantive milestone. The factors considered in the determination that each milestone was substantive included whether the consideration earned from the achievement of the milestone is commensurate with the vendor’s performance or the enhancement of value; the degree of certainty in achieving the milestone; whether the milestone relates solely to past performance; and whether the consideration earned from the achievement of the milestone is reasonable relative to all of the deliverables and payment terms within the arrangement. For the years ending December 31, 2017 and 2016, no revenue was recognized for the Milestones Payments, nor in any other periods presented.

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

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The exclusive nature of the agreement terminates if the VorTeq Licensee does not meet the specified minimum adoption curves. In the event the Company is not able to achieve successful test results in accordance with the KPIs, the exclusivity of the license continues for the full term for the VorTeq Licensee.

With respect to the cartridges and associated service, royalty revenue will be recognized as royalties are earned, that is, in the period in which the contingency regarding royalties are resolved and the amount of royalties are fixed and determinable based on the cartridges delivered.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Litigation

The Company is named in and subject to various proceedings and claims in connection with our business. The Company is contesting the allegations in these claims, and the Company believes that there are meritorious defenses in each of these matters. The outcome of matters the Company has been, and currently are, involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our financial condition, results of operations and cash flows. The Company may in the future become involved in additional litigation in the ordinary course of its business, including litigation that could be material to its business.

The Company considers all claims on a quarterly basis and based on known facts assesses whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

On September 10, 2014, the Company terminated the employment of its Senior Vice President, Sales, Borja Blanco, on the basis of breach of duty of trust and conduct leading to conflict of interest. On October 24, 2014, Mr. Blanco filed a labor claim against ERI Iberia in Madrid, Spain, challenging the fairness of his dismissal and seeking compensation (“Case 1”). A hearing was held on November 13, 2015, after which the labor court ruled that it did not have jurisdiction over the matter. Mr. Blanco appealed and the appeals court reversed the labor court’s finding and instructed the labor court to make a ruling on the merits on November 21, 2017. On February 14, 2018, the Company received notice that the labor court issued a ruling in favor of Mr. Blanco declaring the termination an unjustified dismissal and ordered the Company to pay a dismissed severance. The Company appealed the decision on February 21, 2018.  The Company denies any allegations of wrongdoing and intends to continue to vigorously defend against this lawsuit.  Based on currently available information and review with outside counsel, the Company has estimated and accrued a potential loss.

On November 24, 2014, Mr. Blanco filed a second action based on breach of contract theories in the same court as Case 1 (“Case 2”), but the cases are separate. In Case 2, Mr. Blanco seeks payment of an unpaid bonus, stock options, and non-compete compensation. The court ruled that this case is stayed until a final ruling is issued in Case 1. The Company denies any allegations of wrongdoing and intends to continue to vigorously defend against this lawsuit. Based on currently available information and review with outside counsel, the Company has determined that an award to Mr. Blanco is not probable. While a loss may be reasonably possible, an estimate of loss, if any, cannot reasonably be determined at this time.

On February 18 and July 27, 2016, two derivative action complaints were filed in connection with the Company’s previously reported stockholder class action lawsuit in the Superior Court for the State of California, County of Alameda where the Company was named as a nominal defendant under the captions, Goldberg v. Rooney, et al., HG 16804359, and Gerald McManiman v. Gay, et al., RG 16824960. The complaints have been consolidated under the caption, In Re Energy Recovery, Inc. Derivative Litigation, HG16804359. The consolidated complaint is styled as a derivative action being brought on behalf of the Company and generally alleges breach of fiduciary duty, waste of corporate assets, and unjust enrichment causes of action against the individually named defendants. The Company filed a Notice of Demurrer on July 6, 2017. After a hearing, the Court granted the Company’s demurrer but allowed plaintiff to amend its complaint. The plaintiff filed an amended complaint on October 2, 2017. The Company filed another Notice of Demurrer to the amended complaint on October 12, 2017. The Company denies any allegations of wrongdoing and intends to continue to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense. Based on currently available information and review with outside counsel, the Company is not able to estimate a potential loss, if any, at this time.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Supplementary Data — Quarterly Financial Data (unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the four fiscal quarters in the periods ended December 31, 2017 and December 31, 2016. This quarterly information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for these quarterly periods are not necessarily indicative of the operating results for a full year or any future period.

2017 QUARTERLY FINANCIAL DATA (1)
(unaudited)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands, except per share amounts)
Product revenue	$12,261	$10,922	$13,834	$21,139
Product cost of revenue	4,610	3,530	4,254	6,667
Product gross profit	7,651	7,392	9,580	14,472

License and development revenue	1,250	1,250	1,250	1,250

Operating expenses:
General and administrative	4,408	3,927	4,034	4,985
Sales and marketing	2,453	2,174	2,061	2,703
Research and development	2,509	3,077	3,038	4,819
Amortization of intangible assets	158	158	157	158
Total operating expenses	$9,528	$9,336	$9,290	$12,665
Income (loss) from operations	$(627)	$(694)	$1,540	$3,057
Provision for (benefit from) income taxes(2)	$(77)	$(35)	$66	$(8,348)
Net income (loss)	$(433)	$(548)	$1,706	$11,625
Income (loss) per share:
Basic	$(0.01)	$(0.01)	$0.03	$0.22
Diluted	$(0.01)	$(0.01)	$0.03	$0.21

(1)	Quarterly results may not add up to annual results due to rounding.

(2)	One-time tax benefit from valuation allowance release in the fourth quarter of 2017.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016 QUARTERLY FINANCIAL DATA (1)
(unaudited)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(In thousands, except per share amounts)
Product revenue	$10,051	$11,973	$11,024	$16,667
Product cost of revenue	3,674	4,236	3,968	5,971
Product gross profit	6,377	7,737	7,056	10,696

License and development revenue	1,250	1,250	1,250	1,250

Operating expenses:
General and administrative (2)	4,884	3,992	3,971	3,779
Sales and marketing	2,070	1,935	2,512	2,599
Research and development	2,665	2,422	2,319	2,730
Amortization of intangible assets	157	158	158	158
Total operating expenses	$9,776	$8,507	$8,960	$9,266
Income (loss) from operations	$(2,149)	$480	$(654)	$2,680
Net income (loss)	$(1,966)	$456	$(579)	$3,123
Income (loss) per share:
Basic	$(0.04)	$0.01	$(0.01)	$0.06
Diluted	$(0.04)	$0.01	$(0.01)	$0.06

(1)	Quarterly results may not add up to annual results due to rounding.

(2)	The increase in general and administrative expense in the first quarter of 2016 was substantially related to the termination of the former General Counsel.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Subsequent Events

On February 24, 2018, the Company’s President and Chief Executive Officer, Joel Gay, announced his resignation citing the need to attend to personal family matters. The Board has accepted Mr. Gay’s resignation and appointed current Chief Financial Officer Chris Gannon as interim President and Chief Executive Officer effective immediately.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Allowance for Doubtful Accounts

The allowance for doubtful accounts activities are presented in the table below.

Allowance for Doubtful Accounts
(In thousands)
As of December 31, 2015	$166
Additions	76
Changes in Estimates(1)	(112)
As of December 31, 2016	130
Additions	55
Changes in Estimates(1)	(77)
Deductions(2)	(5)
As of December 31, 2017	$103

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

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Accounting Firm

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

The Company’s independent registered public accountants, BDO USA, LLP, audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and have issued an audit report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in Part II, Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.

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

Item 9B — Other Information

None.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The information required by this Item is included in and incorporated by reference from our definitive proxy statement (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission prior to April 30, 2018. The Proxy Statement is for our Annual Meeting of Stockholders which will be held on June 14, 2018.

Item 11 — Executive Compensation

The information required by this Item is included in and incorporated by reference from the Proxy Statement under the captions “Election of Directors,” “Director Compensation,” “Compensation Discussion and Analysis” and “Report of the Compensation Committee of the Board of Directors on Executive Compensation.”

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth equity compensation plan information as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders (1)	5,366,368	$5.43	3,945,653
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

(1)
Represents shares of the Company’s common stock issuable upon exercise of options outstanding under the following equity compensation plans: the 2006 Stock Option/Stock Issuance Plan, the 2008 Equity Incentive Plan, the Amended and Restated 2008 Equity Incentive Plan, and the 2016 Incentive Plan.

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Item 13 — Certain Relationships and Related Transactions and Director Independence

The information required by this Item is included in and incorporated by reference from the Proxy Statement under the caption “Related Person Policies and Transactions.”

Item 14 — Principal Accounting Fees and Services

The information required by this item is included in and incorporated by reference from the Proxy Statement under the caption “Principal Accountant Fees and Services.”

With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from the Proxy Statement, the Proxy Statement shall not be deemed to be filed as part of this report.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

(a)	The following documents are included as part of this Annual Report on Form 10-K:

(1)	Financial Statements. The financial statements included in Part II, Item 8 of this document are filed as part of this Annual Report on Form 10‑K.

(2)
Financial Statement Schedule. See Note 19, “Allowance for Doubtful Accounts,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. Schedules not listed have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)	Exhibit Index. See Exhibit Index immediately following the Signature page for a list of Exhibits filed or incorporated by reference as a part of this Report.

(b)	Exhibit. See Exhibits listed under Item 15(a)(3).

(c)
Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements, the Notes thereto, or in the Exhibits listed under Item 15(a)(2).

Item 16 — Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Leandro, State of California, on the 8th day of March 2018.

ENERGY RECOVERY, INC.

By: /s/ CHRIS GANNON
Chris Gannon
President and Chief Executive Officer, and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRIS GANNON	President and Chief Executive Officer, and Chief Financial Officer	March 8, 2018
Chris Gannon	(Principal Executive Officer, and Principal Financial and Accounting Officer )

/s/ HANS PETER MICHELET	Director and Chairman of the Board	March 8, 2018
Hans Peter Michelet

/s/ ALEXANDER J. BUEHLER	Director	March 8, 2018
Alexander J. Buehler

/s/ OLAV FJELL	Director	March 8, 2018
Olav Fjell

/s/ SHERIF FODA	Director	March 8, 2018
Sherif Foda

/s/ ARVE HANSTVEIT	Director	March 8, 2018
Arve Hanstveit

/s/ OLE PETER LORENTZEN	Director	March 8, 2018
Ole Peter Lorentzen

/s/ ROBERT YU LANG MAO	Director	March 8, 2018
Robert Yu Lang Mao

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 7, 2008.	10-K	001-34112	3.1	3/27/2009
3.2	Amended and Restated Bylaws, effective as of July 8, 2008.	10-K	001-34112	3.2	3/27/2009
10.1*	Form of Indemnification Agreement between the Company and its directors and officers.	S-1/A	333-150007	10.1	5/12/2008
10.2*	2006 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.	S-1	333-150007	10.5	4/1/2008
10.3*	Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.	S-1	333-150007	10.5.1	4/1/2008
10.4*	Second Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.	S-1	333-150007	10.5.2	4/1/2008
10.5*	2008 Equity Incentive Plan of the Company and form of Stock Option Agreement thereunder.	S-1/A	333-150007	10.6	5/12/2008
10.6*	Energy Recovery Inc. Amended and Restated 2008 Equity Incentive Plan	DEF14A	001-34112	Appendix A	4/27/2012
10.7	Modified Industrial Gross Lease Agreement dated November 25, 2008, between the Company and Doolittle Williams, LLC.	10-K	001-34112	10.17	3/27/2009
10.8	First Amendment to Modified Industrial Gross Lease dated May 28, 2009, between the Company and Doolittle Williams, LLC.	10-Q	001-34112	10.17.1	8/7/2009
10.9	Second Amendment to Modified Industrial Gross Lease dated June 26, 2009, between the Company and Doolittle Williams, LLC.	10-Q	001-34112	10.17.2	8/7/2009
10.10	Third Amendment to Modified Industrial Gross Lease dated November 10, 2010 between the Company and Doolittle Williams, LLC	10-K	001-34112	10.14	3/12/2013
10.11	Control Agreement dated July 7, 2011, between the Company, Citibank, N.A., Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC.	10-Q	001-34112	10.43	8/8/2011
10.12*	Energy Recovery, Inc. Change in Control Severance Plan dated March 5, 2012	8-K	001-34112	10.1	3/9/2012
10.13	Loan Agreement dated June 5, 2012 between Company and HSBC Bank, USA, National Association	8-K	001-34112	10.1	6/11/2012
10.14*	Energy Recovery, Inc. Annual Incentive Plan dated January 1, 2014	8-K	001-34112	10.1	4/30/2014
10.15*	Offer Letter dated June 26, 2014, to Mr. Joel Gay	8-K/A	001-34112	99.2	7/8/2014
10.16*	Draft Consulting Agreement with Thomas S. Rooney, Jr.	8-K	001-34112	10.2	1/13/2015
10.17*	Energy Recovery, Inc. 2015 Annual Incentive Plan	8-K	001-34112	10.1	4/29/2015
10.18*	Offer Letter dated April 22, 2015 to Mr. Joel Gay	8-K	001-34112	99.2	4/29/2015
10.19*	Promotion Letter dated April 30, 2015 to Ms. Sharon Smith-Lenox	8-K	001-34112	99.1	5/1/2015
10.20*	Offer Letter dated May 5, 2015 to Mr. Eric Siebert,	10-K	001-34112	10.25	3/3/2016
10.21	Settlement and Mutual Release Agreement	8-K	001-34112	99.1	5/13/2015
10.22*	Offer Letter dated May 13, 2015 to Mr. Chris Gannon	8-K	001-34112	99.1	5/15/2015
10.23	Second Amendment to Loan Agreement with HSBC Bank USA, National Association	10-Q	001-34112	10.7	8/6/2015
10.24*	Offer Letter dated September 17, 2015 to Ms. Emily Smith	10-K	001-34112	10.30	3/3/2016
10.25**	License Agreement by and between ERI Energy Recovery Ireland, Ltd. and Schlumberger Technology Corporation	10-K	001-34112	10.31	3/3/2016
10.26*	Energy Recovery, Inc. Annual Incentive Plan effective as of January 1, 2016	8-K	001-34112	10.1	3/1/2016
10.27*	Transition and Separation Agreement dated March 15, 2016 by and between Energy Recovery, Inc. and Mr. Juan Otero	8-K	001-34112	99.1	3/18/2016

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.28*	Energy Recovery, Inc. 2016 Incentive Plan	DEF14A	001-34112	Appendix A	4/27/2016
10.29*	Offer Letter dated May 27, 2016 to Mr. William Yeung	8-K	001-34112	99.1	6/22/2016
10.30	Loan and Pledge Agreement between Energy Recovery, Inc. as Borrower, and Citibank, N.A. as Lender	10-K	001-34112	10.34	3/10/2017
10.31	First Amendment to Loan and Pledge Agreement by and between Energy Recovery, Inc. and Citibank, N.A.	10-Q	001-34112	10.1	5/4/2017
14.1	Code of Ethics of Energy Recovery, Inc. Additional Conduct and Ethics Policies for the Chief Executive Officer and Senior Financial Officers.	10-K	001-34112	14.1	3/27/2009
18.1	BDO USA, LLP, Letter re Change in Method of Accounting for Inventory Valuation	10-Q	001-34112	18.1	5/8/2014
21.1	List of subsidiaries of the Company.					X
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.					X
31.1
Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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