Form 10-Q
period 2018-03-31
Energy Recovery, Inc.
filed 2018-05-03
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
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

As of April 27, 2018, there were 53,503,435 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(In thousands, except share data and par value)
ASSETS
Current assets:
Cash and cash equivalents	$32,153	$27,780
Restricted cash	1,205	2,664
Short-term investments	58,108	70,020
Accounts receivable, net of allowance for doubtful accounts of $77 and $103 at March 31, 2018 and December 31, 2017, respectively	12,754	12,465
Contract assets	4,948	6,278
Inventories	7,328	5,514
Prepaid expenses and other current assets	1,545	1,342
Total current assets	118,041	126,063
Restricted cash, non-current	85	182
Deferred tax assets, non-current	8,309	7,933
Property and equipment, net	12,742	13,393
Operating lease, right of use asset	2,511	2,843
Goodwill	12,790	12,790
Other intangible assets, net	1,112	1,269
Other assets, non-current	267	12
Total assets	$155,857	$164,485
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,341	$4,091
Accrued expenses and other current liabilities	3,990	7,948
Lease liabilities	1,641	1,603
Income taxes payable	429	432
Accrued warranty reserve	359	366
Contract liabilities	16,831	15,909
Current portion of long-term debt	12	11
Total current liabilities	25,603	30,360
Long-term debt, less current portion	13	16
Lease liabilities, non-current	1,273	1,698
Contract liabilities, non-current	37,239	40,517
Other non-current liabilities	255	—
Total liabilities	64,383	72,591
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 58,699,997 shares issued and 54,027,314 shares outstanding at March 31, 2018 and 58,168,433 shares issued and 53,905,600 shares outstanding at December 31, 2017	59	58
Additional paid-in capital	152,850	149,006
Accumulated comprehensive loss	(168)	(125)
Treasury stock, at cost, 4,672,683 shares repurchased at March 31, 2018 and 4,262,833 shares repurchased at December 31, 2017	(23,981)	(20,486)
Accumulated deficit	(37,286)	(36,559)
Total stockholders’ equity	91,474	91,894
Total liabilities and stockholders’ equity	$155,857	$164,485
See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Product revenue	$11,058	$12,245
Product cost of revenue	3,314	4,612
Product gross profit	7,744	7,633

License and development revenue	2,749	2,248

Operating expenses:
General and administrative	5,837	4,408
Sales and marketing	1,912	2,453
Research and development	3,917	2,509
Amortization of intangible assets	158	158
Total operating expenses	11,824	9,528
(Loss) income from operations	(1,331)	353

Other income (expense):
Interest income	301	171
Interest expense	—	(1)
Other non-operating expense, net	(53)	(53)
Total other income, net	248	117
(Loss) income before income taxes	(1,083)	470
(Benefit from) provision for income taxes	(357)	48
Net (loss) income	$(726)	$422

(Loss) income per share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

Number of shares used in per share calculations:
Basic	53,987	53,825
Diluted	53,987	56,056

See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net (loss) income	$(726)	$422
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	21	10
Unrealized (loss) income on investments	(64)	1
Other comprehensive (loss) income, net of tax	(43)	11
Comprehensive (loss) income	$(769)	$433

See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(726)	$422
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	2,242	1,113
Depreciation and amortization	1,124	881
Amortization of premiums on investments	90	113
Provision for warranty claims	48	55
Reversal of accruals related to expired warranties	(50)	(63)
Unrealized loss (gain) on foreign currency translation	113	(15)
Provision for doubtful accounts	8	4
Adjustments for excess or obsolete inventory	4	71
Deferred income taxes	(376)	(93)
Loss on disposal of fixed assets	21	—
Other non-cash adjustments	3	(31)
Changes in operating assets and liabilities:
Accounts receivable	(297)	2,581
Contract assets	1,330	(3,556)
Inventories	(1,824)	(343)
Prepaid and other assets	(127)	(553)
Accounts payable	(1,467)	189
Accrued expenses and other liabilities	(4,092)	(3,566)
Income taxes payable	(3)	124
Contract liabilities	(2,354)	(2,157)
Net cash used in operating activities	(6,333)	(4,824)
Cash Flows From Investing Activities:
Maturities of marketable securities	25,623	9,646
Purchases of marketable securities	(13,935)	(9,355)
Capital expenditures	(626)	(532)
Net cash provided by (used in) investing activities	11,062	(241)
Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	1,636	2,992
Tax payment for employee shares withheld	(37)	(153)
Repayment of long-term debt	(2)	(2)
Repurchase of common stock	(3,495)	—
Net cash (used in) provided by financing activities	(1,898)	2,837
Effect of exchange rate differences on cash and cash equivalents	(14)	15
Net change in cash, cash equivalents and restricted cash	2,817	(2,213)
Cash, cash equivalents and restricted cash, beginning of year	30,626	65,748
Cash, cash equivalents and restricted cash, end of period	$33,443	$63,535

See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company,” “Energy Recovery,” “our,” “us,” or “we”) is an energy solutions provider to industrial fluid flow markets worldwide. The Company’s core competencies are fluid dynamics and advanced material science. The Company’s products make industrial processes more operationally and capital expenditure efficient. The Company’s solutions convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. The Company’s solutions are marketed and sold in fluid flow markets, such as water, oil & gas, and chemical processing, under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, VorTeq™, MTeq™, IsoBoost®, IsoGen®, AT™, and AquaBold™. The Company owns, manufactures, and/or develops its solutions, in whole or in part, in the United States of America (“U.S.”) and the Republic of Ireland (“Ireland”).

Basis of Presentation

The Company’s Condensed Consolidated Financial Statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2017 Condensed Consolidated Balance Sheet was derived from audited financial statements, and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2018 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2018.

In the opinion of management, all adjustments, consisting of normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements. The accounting policies that reflect the Company’s more significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results are revenue recognition; capitalization of research and development assets; allowance for doubtful accounts; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill and acquired intangible assets; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies. Those estimates could change, and as a result, actual results could differ materially from those estimates.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), referred to as Accounting Standards Codification (“ASC”) 606 (“ASC 606”) or “New Revenue Standard.” ASC 606 supersedes the revenue recognition requirements of ASC 605, Revenue Recognition, and requires entities to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services.

The update also requires more detailed disclosures to enable readers of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 permits the use of either the full retrospective or cumulative effect transition (modified retrospective) method upon adoption.

In March and April 2016, the FASB issued ASU No. 2016-08 (“ASU 2016-08”), Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10 (“ASU 2016-10”), Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing, respectively. The amendments in these updates are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and to clarify two aspects of ASC 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for both ASU 2016-08 and ASU 2016-10 are the same as those for ASU 2014-09, as referred.

The Company adopted ASC 606 as of January 1, 2018 using the full retrospective transition method. To assess the impact of and to implement ASC 606, the Company formed a project team, which has operated since 2014, to evaluate internal processes. The Company has implemented changes to its current policies and practices, and internal controls over financial reporting to address the requirements of the standard.

Water Segment Revenue. Performance obligations identified under ASC 606, are consistent with deliverables identified under ASC 605. Revenue recognition for performance obligations accounted for under ASC 606 is consistent with ASC 605 given the transfer of control of the promised goods or services follows the same pattern. Adoption of ASC 606 did not have a material impact on the timing of revenue and expense recognition.

Oil & Gas Segment - Cost-to-Total Cost (“CTC”) Revenue. Performance obligations identified under ASC 606, are consistent with deliverables identified under ASC 605. Revenue recognition for performance obligations accounted for under ASC 606 is consistent with ASC 605 given the transfer of control of the promised goods or services follows the same pattern. Adoption of ASC 606 did not have a material impact on the timing of revenue and expense recognition.

Oil & Gas Segment - License and Development Revenue. Under ASC 605, license and development revenue associated with the up-front non-refundable $75.0 million exclusivity payment received in connection with the VorTeq license agreement (the “VorTeq License Agreement”) that the Company entered into with Schlumberger Technology Corporation (the “VorTeq Licensee”) was recognized on a straight-line basis over the fifteen-year term of the license, while the two substantive milestone payments of $25.0 million each that could be earned under the license agreement were to be recognized in full when achieved under milestone accounting.

Under ASC 606, license and development revenue, which includes both the upfront non-refundable $75.0 million exclusivity payment and the two milestone payments of $25.0 million each, when determined probable, is comprised of:

•
revenue recognition over time based on an input measure of progress based on a cost driver which management has determined is the best estimate of the progress made on the project during the period from inception until full commercialization for the amount allocated to the exclusive Missile (as defined in Note 14, “VorTeq Partnership and License Agreement”) license and research and development services, and

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•
revenue recognition related to stand-ready when and if available upgrades subsequent to full commercialization, recognized over time ratably over the period, which matches the transfer of benefit to the customer on a daily basis, commencing after full commercial launch until the expiration of the contract.

The changes in license and development revenue due to the adoption of ASC 606 are as follows.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
License and development revenue, as previously reported	$5,000	$5,000	$1,042
Change in revenue due to adoption the New Revenue Standard	6,106	3,069	290
License and development revenue, as adjusted	$11,106	$8,069	$1,332

The changes in the contract liability balance related to license and development revenue due to the adoption of ASC 606 are as follows.

	December 31, 2017	December 31, 2016
	(In thousands)
License and development contract liability, as previously reported	$63,958	$68,958
Change in contract liability due to adoption the New Revenue Standard	9,465	3,359
License and development contract liability, as adjusted	$54,493	$65,599

Performance obligations identified under ASC 606 differs somewhat from contingent and non-contingent deliverables identified under ASC 605 due to transfer of control considerations.

Under ASC 606, the Company concluded that the Missile license represents functional intellectual property and that the license is not distinct from the research and development services to be provided prior to product commercialization. The transaction price allocated to this combined performance obligation of a continually evolving license will be recognized over the estimated period required to result in full commercial launch using an input measure of progress of the cost of salaries and wages related to the project prior to full commercial launch.

The milestone method of accounting has been eliminated under ASC 606. Instead of recognizing the full amount of each milestone payment as revenue in the period in which it is achieved, the Company will revise its estimate of the transaction price to include development milestone payments only when they become probable of achievement and revenue will be recognized consistent with the input measure of progress.

The Company has concluded that its obligation to provide when and if available updates to its technology in the period subsequent to full commercial launch represents a performance obligation. The transaction price allocated to this stand-ready performance obligation will be recognized ratably over the period commencing after full commercial launch until the expiration of the contract.

See Note 14, “VorTeq Partnership and License Agreement” for additional discussion on the VorTeq License Agreement, and Note 3, “Revenues,” for further discussion of revenue recognition.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), also referred to as “ASC 842” or “New Lease Standard,” which supersedes ASC 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The FASB has continued to clarify this guidance through the issuance of additional ASUs. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company early adopted ASU 2016-02 on January 1, 2018 concurrent with the Company’s adoption of the New Revenue Standard and elected the available practical expedients. The adoption of ASU 2016-02 had no impact on the Company’s Condensed Consolidated Statements of Operations. The most significant impact was the recognition of right of use assets and liabilities for operating leases. Adoption of the standard required the Company to restate certain previously reported results, including the recognition of additional operating lease right of use assets and liabilities.

In November 2016, the FASB issued ASU 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230): Restricted Cash, also referred to as “New Cash Flow Presentation Standard.” ASU 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. ASU 2016-18 requires that the Consolidated Statement of Cash Flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The standard also requires reconciliation between the total cash and equivalents and restricted cash presented on the Consolidated Statement of Cash Flows and the cash and cash equivalents balance presented on the Consolidated Balance Sheet. ASU 2016-18 is effective retrospectively on January 1, 2018. The Company adopted ASU 2016-18 on January 1, 2018. The Company recast its Condensed Consolidated Statements of Cash Flows for the prior period presented based on the restricted cash balance on the balance sheet date and has provided a reconciliation of cash, cash equivalents and restricted cash in Note 5, “Other Financial Information.”

In January 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”), Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. For public entities, ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU 2016-01 on January 1, 2018. The adoption ASU 2016-01 did not have a material impact on the Company’s financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 impacts all entities that are required to present a statement of cash flows under ASC 230, Statement of Cash Flows. The amendment provides guidance on eight specific cash flow issues. For public entities, ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and interim periods within those years. Adoption should be applied using a retrospective transition method to each period presented. The Company adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on the Company’s financial position or results of operations.

In October 2016, the FASB issued ASU 2016-16 (“ASU 2016-16”), Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires recognition of the current and deferred income tax effects of an intra-entity asset transfer, other than inventory, when the transfer occurs, as opposed to legacy GAAP, which requires companies to defer the income tax effects of intra-entity asset transfers until the asset has been sold to an outside party. The income tax effects of intra-entity inventory transfers will continue to be deferred until the inventory is sold. ASU 2016-16 is effective on January 1, 2018, with early adoption permitted. The update is required to be adopted on a modified retrospective basis with the cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. The Company adopted ASU 2016-16 on January 1, 2018. The adoption of ASU 2016-16 did not have a material impact on the Company’s financial position or results of operations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-base payment award require an entity to apply modification accounting under ASC 718, Compensation – Stock Compensation. ASU 2017-09 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of ASU 2017-09 did not have an impact on the Company’s financial position or results of operations.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impact of Recently Adopted Accounting Pronouncements

The following table illustrates changes in the Condensed Consolidated Balance Sheets as previously reported prior to, and as adjusted subsequent to, the adoption of the New Revenue Standard and New Lease Standard in the first quarter of 2018.

	December 31, 2017
	As Previously Reported	Adoption of New Revenue Standard	Adoption of New Lease Standard	As Adjusted
	(In thousands)
Assets
Current assets:
Contract assets	$6,411	$(133)	$—	$6,278
Total current assets	126,196	(133)	—	126,063
Non-current assets
Deferred tax assets, non-current	7,902	31	—	7,933
Operating lease, right of use asset	—	—	2,843	2,843
Total assets	161,744	(102)	2,843	164,485

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses and other current liabilities	8,517	(469)	(100)	7,948
Lease liabilities	—	—	1,603	1,603
Contract liabilities	6,416	9,493	—	15,909
Total current liabilities	19,833	9,024	1,503	30,360
Non-current liabilities
Lease liabilities, non-current	—	—	1,698	1,698
Contract liabilities, non-current	59,006	(18,489)	—	40,517
Other non-current liabilities	358	—	(358)	—
Total liabilities	79,213	(9,465)	2,843	72,591
Stockholders’ equity:
Accumulated deficit	(45,922)	9,363	—	(36,559)
Total stockholders’ equity	82,531	9,363	—	91,894
Total liabilities and stockholders’ equity	161,744	(102)	2,843	164,485

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates changes in the Condensed Consolidated Statement of Operations as previously reported prior to, and as adjusted subsequent to, the adoption of the New Revenue Standard in the first quarter of 2018.

	Three Months Ended March 31, 2017
	As Previously Reported	Adoption of New Revenue Standard	As Adjusted
	(In thousands, except for per share data)
Product revenue	$12,261	$(16)	$12,245
Product cost of revenue	4,610	2	4,612
Product gross profit	$7,651	$(18)	$7,633

License and development revenue	$1,250	$998	$2,248

Income (loss) from operations	(627)	980	353
Income (loss) before income taxes	(510)	980	470
(Benefit from) provision for income taxes	(77)	125	48
Net income (loss)	(433)	855	422

Income (loss) per share:
Basic	$(0.01)	$0.02	$0.01
Diluted	$(0.01)	$0.02	$0.01
Number of shares used in per share calculations:
Basic	53,825	—	53,825
Diluted	53,825	2,231	56,056

The following table illustrates changes in the Company’s segment activities as previously reported prior to, and as adjusted subsequent to, the adoption of the New Revenue Standard in the first quarter of 2018.

	Three Months Ended March 31, 2017
	As Previously Reported	Adoption of New Revenue Standard	As Adjusted
	(In thousands)
Water
Product revenue	$10,716	$—	$10,716
Product cost of revenue	3,522	2	3,524
Product gross profit	$7,194	$(2)	$7,192

Income (loss) from operations	$4,957	$(2)	$4,955

Oil & Gas
Product revenue	$1,545	$(16)	$1,529
Product cost of revenue	1,088	—	1,088
Product gross profit	$457	$(16)	$441

License and development revenue	$1,250	$998	$2,248

Income (loss) from operations	(1,529)	982	(547)

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates changes in the Condensed Consolidated Statement of Comprehensive Income (Loss) as previously reported prior to, and as adjusted subsequent to, the adoption of the New Revenue Standard in the first quarter of 2018.

	Three Months Ended March 31, 2017
	As Previously Reported	Adoption of New Revenue Standard	As Adjusted
	(In thousands)
Net income (loss)	$(433)	$855	$422
Comprehensive income (loss)	(422)	855	433

The following table illustrates changes in the Condensed Consolidated Statement of Cash Flows as previously reported prior to, and as adjusted subsequent to, the adoption of the New Revenue Standard and New Cash Flow Presentation Standard in the first quarter of 2018.

	Three Months Ended March 31, 2017
	As Previously Reported	Adoption of New Revenue Standard	Adoption of New Cash Flow Presentation Standard	As Adjusted
	(In thousands)
Net (loss) income	$(433)	$855	$—	$422
Changes in operating assets and liabilities:
Accounts receivable	2,571	10	—	2,581
Contract assets	(3,572)	16	—	(3,556)
Inventories	(345)	2	—	(343)
Accrued expenses and other liabilities	(3,162)	(404)	—	(3,566)
Contract liabilities	(1,553)	(604)	—	(2,157)
Net cash used in operating activities	(4,824)	—	—	(4,824)

Restricted cash	(460)	—	460	—
Net cash used in investing activities	(701)	—	460	(241)

Net change in cash, cash equivalents and restricted cash	(2,673)	—	460	(2,213)
Cash, cash equivalents and restricted cash, beginning of year	61,364	—	4,384	65,748
Cash, cash equivalents and restricted cash, end of period	58,691	—	4,844	63,535

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting pronouncement not yet adopted

In January 2017, the FASB issued ASU No. 2017-04 (“ASU 2017-04”), Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 of the goodwill impairment quantitative test and allows for the determination of impairment by comparing the fair value of the reporting unit with its carrying amount. The amendments in this update should be applied on a prospective basis. For public entities which are SEC filers, this amendment is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for testing dates after January 1, 2017. The Company expects to adopt this standard on January 1, 2020 and does not expect the adoption of ASU 2017-04 to have a material impact on its financial statements.

In February 2018, the FASB issued ASU No. 2018-02 (“ASU 2018-02”), Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) that changed the Company’s income tax rate from 35% to 21%. ASU 2018-02 changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU 2018-02 is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company does not expect the adoption of ASU 2018-02 to have a material impact on its financial position or results of operations.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Revenues

Adoption of ASC 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606 using the full retrospective transition method. The Company recorded a net reduction to opening retained earnings of $0.3 million as of January 1, 2016, due to the cumulative impact of adopting ASC 606. The impact to revenues as a result of applying ASC 606 was an increase of $1.0 million for the three months ended March 31, 2017.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. At the inception of each contract, performance obligations are identified and the total transaction price is allocated to the performance obligations.

The Company’s payment terms vary based on the credit risk of its customer. For certain customer types, the Company requires payment before the products or services are delivered to the customer. The Company performs an evaluation of customer credit worthiness on an individual contract basis to assess whether collectability is reasonably assured at the inception of the contract. As part of this evaluation, the Company considers many factors about the individual customer, including the underlying financial strength of the customer and/or partnership consortium and the Company’s prior history or industry-specific knowledge about the customer and its supplier relationships. For smaller projects, the Company requires the customer to remit payment generally within 30 to 60 days after product delivery. In some cases, if credit worthiness cannot be determined, prepayment or other security is required.

Sales commissions are expensed as incurred when product revenue is earned. These costs are recorded within sales and marketing expenses.

The following table presents the Company’s revenues disaggregated by geography, based on the shipped to addresses of the Company’s customers and revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended March 31, 2018
	Water	Oil & Gas	Total
	(In thousands)
Primary geographical market
Middle East and Africa	$6,102	$10	$6,112
Americas	1,101	2,749	3,850
Asia	2,673	—	2,673
Europe	1,172	—	1,172
Total	$11,048	$2,759	$13,807

Major product/service line
PX, pumps and turbo devices	$11,048	$—	$11,048
License and development	—	2,749	2,749
Oil & gas products	—	10	10
Total	$11,048	$2,759	$13,807

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2017
	Water	Oil & Gas	Total
	(In thousands)
Primary geographical market
Middle East and Africa	$6,073	$1,530	$7,603
Americas	1,073	2,248	3,321
Asia	2,414	—	2,414
Europe	1,155	—	1,155
Total	$10,715	$3,778	$14,493

Major product/service line
PX, pumps and turbo devices	$10,715	$—	$10,715
License and development	—	2,248	2,248
Oil & gas products	—	1,530	1,530
Total	$10,715	$3,778	$14,493

Arrangements with Multiple Performance Obligations and Termination for Convenience

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative stand-alone selling price. The Company generally determines standalone selling prices based on the prices charged to customers.

With respect to termination, the Company does not have the ability to cancel the contract for convenience. In general, customers can cancel for convenience upon the payment of a termination fee that covers costs and profit. It is rare for customers to cancel contracts.

Practical Expedients and Exemptions

In the Water segment, the time period between when the Company transfers control of products to the customer and the payment for the products is, in general, less than one year and, therefore, the practical expedient with respect to a financing component has been adopted by the Company.

With respect to taxes, the Company has made the policy election to exclude taxes from the measurement of the transaction price.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

Contract balances by category are presented in the following table. Prior year amounts have been adjusted for the adoption of ASC 606 in the first quarter of 2018. See Note 2, “Recent Accounting Pronouncements,” for reconciliation of prior year “As Previously Reported” and “As Adjusted” amounts.

	March 31, 2018	December 31, 2017
	(In thousands)
Trade receivables	$12,754	$12,465
Contract assets:
Unbilled receivables	$1,413	$1,413
Unbilled receivables, projects	3,535	4,865
Total contract assets	$4,948	$6,278

Current contract liabilities:
Customer deposits	$894	$414
Deferred revenue:
Cost and estimated earnings in excess of billings	773	805
License and development	14,568	14,024
Product	469	550
Service	127	116
Total current contract liability	16,831	15,909
Non-current contract liabilities, deferred revenue
License and development	37,176	40,469
Product	63	48
Total non-current contract liability	37,239	40,517
Total contract liability	$54,070	$56,426

The Company records unbilled receivables as contract assets. Significant changes in contract assets during the period were as follows.

	March 31, 2018	December 31, 2017
	(In thousands)
Balance, beginning of year	$6,278	$2,015
Transferred to receivables	(1,340)	(2,909)
Cumulative catch-up adjustments	10	7,172
Balance, end of period	$4,948	$6,278

The Company records contract liabilities when cash payments are received or due in advance of the Company’s performance. Significant changes in contract liabilities during the period were as follows.

	March 31, 2018	December 31, 2017
	(In thousands)
Balance, beginning of year	$56,426	$62,232
Revenue recognized	(2,775)	(5,892)
Cash received	419	86
Balance, end of period	$54,070	$56,426

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at March 31, 2018.

Estimated Revenue
(In thousands)
Year:
2018 (remaining nine months)	$11,815
2019	13,457
2020	14,464
2021	6,871
2022 and thereafter	5,677
Total	$52,284

The Company applies the practical expedient in ASC 606, paragraph 10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

The Company applies the practical expedient in ASC 606 paragraph 10-65-1(f)(3) and does not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount of revenue for the comparative period ended March 31, 2017.

Contract Costs

The Company recognizes the incremental cost of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized in one year or less. The costs of obtaining contracts are included in sales and marketing expenses.

Product and Service Revenue Recognition - Water Segment

In the Water segment, a contract is established by a written agreement (executed sales order, executed purchase order or stand-alone contract) with the customer with fixed pricing, and a credit risk assessment is completed prior to the signing of the agreement to ensure that collectability is reasonably assured.

The Company does not bundle performance obligations in the Water segment. The Company identifies each performance obligation separately along with its associated relative standalone selling price based on the prices and discounts that the Company would sell a promised good or service separately to a customer.

Generally, performance obligations consist of delivery of products, such as PX energy recovery devices, turbochargers, pumps, and spare parts. These service amounts are deferred as contract liabilities until the services are performed.

The transfer of control for the Company’s products follows transfer of title which typically occurs upon shipment of the equipment in accordance with International Commercial Terms (commonly referred to as “Incoterms”). The specified product performance criteria for the Company’s products pertain to the ability of the Company’s product to meet its published performance specifications and warranty provisions, which the Company’s products have demonstrated on a consistent basis. This factor, combined with historical performance metrics, provides the Company’s management with a reasonable basis to conclude that the products will perform satisfactorily upon commissioning of the plant. Installation is relatively simple, requires no customization, and is performed by the customer under the supervision of the Company’s personnel. Based on these factors, the Company concluded that performance has been completed upon shipment when title transfers based on the shipping terms, and that product revenue is recognized at a point in time.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company does not provide its customers with a right of product return; however, the Company will accept returns of products that are deemed to be damaged or defective when delivered that are covered by the terms and conditions of the product warranty. Product warranty is provided consistent with the industry and is considered to be an assurance warranty, not a separate performance obligation. Product returns and warranty charges have not been significant.

Revenue allocable to the Company’s product is limited to the amount that is not contingent upon the delivery of additional items or meeting specified performance conditions. The Company adheres to consistent pricing in the stand-alone sale of products and services and the contractual pricing of products and commissioning of services in bundled arrangements.

For large projects, stand-alone contracts are utilized. For these contracts, consistent with industry practice, the Company’s customers typically require their suppliers, including the Company, to accept contractual holdback provisions (also referred to as a retention payment) whereby the final amounts due under the sales contract are remitted over extended periods of time or alternatively, stand-by letters of credit are issued. These retention payments are generally 10% or less of the total contract amount and are due and payable upon the passage of time, generally up to 24 to 36 months from the date of product delivery. These retention payments are generally replaced by bank guarantees which have had no history of being exercised, and they align with the product warranty period. Given that they are not material in the context of the contract, they are not considered to be a financing component. The Company has no performance obligation and they are recorded as contract assets.

Shipping and handling charges billed to customers is a pass-through from the freight forwarder and is included in product revenue. The cost of shipping to customers is included in cost of revenue.

Cost-to-Total Cost (“CTC”) Revenue Recognition - Oil & Gas Segment

IsoBoost and IsoGen systems are highly engineered, customized solutions that are designed and manufactured over an extended period of time and are built specifically to meet a customer’s specifications. Given the facts and circumstances of these projects, the Company concluded that the CTC method of accounting is appropriate for IsoBoost and IsoGen systems. In the event that a purchase order for an IsoBoost or IsoGen system does not meet these facts and circumstances, then the CTC method of accounting does not apply. The Company had one CTC contract for IsoBoost turbochargers in fiscal years 2016 through 2018, which is expected to be completed and shipped in the second quarter of 2018. A standard assurance type warranty was provided.

Revenue from fixed price contracts is recognized with progress measured in the ratio of costs incurred to estimated final costs. Contract costs include all direct material and labor costs related to contract performance. Pre-contract costs with no future benefit were expensed in the period in which they were incurred. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revisions become known, using the cumulative catchup method. If material, the effects of any changes in estimates are disclosed in the notes to the consolidated financial statements. When estimates indicate that a loss will be incurred on a contract, a provision for the expected loss is recorded in the period in which the loss becomes evident. No loss has been incurred to date. Revenue is recognized only to the extent costs have been recognized in the same period.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cost and estimated earnings on uncompleted contracts is presented in the following table.

		December 31, 2017
	March 31, 2018	As Adjusted	Adoption of New Revenue Standard	As Previously Reported
	(In thousands)
Estimated earnings to date	$5,877	$5,867	$(133)	$6,000
Estimated costs to date	(4,613)	(4,525)	—	(4,525)
Subtotal	1,264	1,342	(133)	1,475
Net billings to date	1,498	2,718	—	2,718
Total	$2,762	$4,060	$(133)	$4,193

Included in accompanying balance sheets:
Unbilled project costs	$3,535	$4,865	$(133)	$4,998
Cost and estimated earnings in excess of billings	(773)	(805)	—	(805)
Total	$2,762	$4,060	$(133)	$4,193

Unbilled project costs and Cost and estimated earnings in excess of billings are included in Contract assets and Contract liabilities on the Condensed Consolidated Balance Sheets, respectively.

License and Development, and Lease Revenue Recognition - Oil & Gas Segment

License and development revenue is comprised of revenue recognition over time of the upfront non-refundable $75.0 million exclusivity fee received in connection with the VorTeq License Agreement, as well as the revenue recognition over time of the two milestone payments of $25.0 million each when uncertainty of receipt is resolved and receipt of each milestone payment is considered probable.

The VorTeq License Agreement is comprised of a fifteen-year exclusive license for the Company’s VorTeq technology (“VorTeq”). In performing the obligations under the license, the Company provides research and development services to commercialize the technology in accordance with the Key Performance Indicators (“KPIs”), defined in the license agreement.  After commercialization is achieved, payments will be received for the supply and servicing of certain components of the VorTeq.  All payments are non-refundable. See Note 14, “VorTeq Partnership and License Agreement.”

The Company recognizes license and development revenue in accordance with ASC 606. Revenue is recognized when control of the promised goods or services is transferred to customers. Stand-alone selling price was established at the inception of the contract by taking the transaction to market on a non-exclusive basis, and pricing in an exclusivity premium. Since the agreement included an up-front non-refundable payment at the inception of the agreement and future products and services are provided after initial commercialization, the Company completed an analysis and concluded that there was no material right included in the pricing of the agreement.

Performance obligations have been identified, i.e., the exclusive license to the Missile technology and upgrades prior to and subsequent to the date of full commercial launch. Value has been allocated to the performance obligations, and revenue is recognized over time based on the input measure of progress of the cost of salaries and wages related to the project prior to full commercialization, and ratably for the unspecified upgrades for the period subsequent to full commercialization until the expiration of the contract.

Once commercial launch is achieved and cartridges are provided under the contract, revenue from those royalty payments will be recognized in accordance with ASC 842, with the Company as the lessor. It is expected that the cartridge leases will be classified as short-term operating leases and revenue will be recognized as earned.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — (Loss) Income Per Share

Net (loss) income is divided by the weighted average number of common shares outstanding during the year to calculate basic net (loss) income per common share. Basic earnings per share exclude any dilutive effects of stock options and restricted stock units (“RSUs”).

Diluted net (loss) income per common share reflects the potential dilution that would occur if outstanding stock options to purchase common stock were exercised for common stock, using the treasury stock method, and the common stock underlying outstanding RSU was issued. Diluted earnings per share for the three months ended March 31, 2018 and 2017, includes the dilutive effects of stock options and RSUs. Certain common stock issuable under stock options and RSUs have been omitted from the three months ended March 31, 2018 and 2017 diluted net income per share calculations because their inclusion is considered anti-dilutive.

The computation of basic and diluted net (loss) income per share is presented in the following table. Prior year amounts have been adjusted for the adoption of ASC 606 in the first quarter of 2018. See Note 2, Recent Accounting Pronouncements, for reconciliation of prior year “As Previously Reported” and “As Adjusted” amounts.

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share amounts)
Numerator:
Net (loss) income	$(726)	$422

Denominator:
Basic weighted average common shares outstanding	53,987	53,825
Weighted average effect of dilutive stock awards	—	2,231
Diluted weighted average common shares outstanding	53,987	56,056

Net (loss) income per share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

The potential common shares were excluded from the computation of diluted net (loss) income per share as their effect would have been anti-dilutive is presented in the following table.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Anti-dilutive shares excluded from net (loss) income per share calculation	5,414	1,279

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Other Financial Information

Cash, Cash Equivalents and Restricted Cash

The Company’s Condensed Consolidated Statement of Cash Flows explains the change in the total of cash, cash equivalents, and restricted cash. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts in the Condensed Consolidated Statements of Cash Flows.

	March 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$32,153	$27,780
Restricted cash	1,290	2,846
Total cash, cash equivalents, and restricted cash	$33,443	$30,626

The Company pledged cash in connection with certain stand-by letters of credit and company credit cards. The Company deposited corresponding amounts into accounts at several financial institutions. See Note 8, “Long-term Debt and Lines of Credit,” for additional discussion related to the Company’s stand-by letters of credit and restricted cash requirements.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or net realizable value and are presented by category in the following table.

	March 31, 2018	December 31, 2017
	(In thousands)
Raw materials	$2,342	$1,899
Work in process	2,889	2,191
Finished goods	2,097	1,424
Inventories, net	$7,328	$5,514

Valuation adjustments for excess and obsolete inventory, reflected as a reduction of inventory at March 31, 2018 and December 31, 2017 was $0.6 million and $0.7 million, respectively.

Prepaid and Other Current Assets

Prepaid expenses and other current assets by category are presented in the following table.

	March 31, 2018	December 31, 2017
	(In thousands)
Insurance	$205	$256
Interest receivable	443	439
Property taxes	255	189
Supplier advances	113	124
Software license	267	193
Other prepaid expenses and current assets	262	141
Total prepaid and other current assets	$1,545	$1,342

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities by category are presented in the following table.

	March 31, 2018	December 31, 2017
	(In thousands)
Payroll and commissions payable	$2,800	$6,071
Other accrued expenses and current liabilities	1,190	1,877
Total accrued expenses and other current liabilities	$3,990	$7,948

Lease Liabilities

Lease liabilities are presented in the following table.

	March 31, 2018	December 31, 2017
	(In thousands)
Lease liabilities	$1,641	$1,603
Lease liabilities, non-current	1,273	1,698
Total lease liabilities	$2,914	$3,301

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component are presented in the following table.

	Foreign Currency Translation Adjustments	Unrealized Losses on Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2017	$(33)	$(92)	$(125)
Other comprehensive income (loss), net	21	(64)	(43)
Balance, March 31, 2018	$(12)	$(156)	$(168)

There were no reclassifications of amounts out of accumulated other comprehensive loss, as there have been no sales of securities or translation adjustments that impacted other comprehensive loss during the years presented. The tax impact of the changes in accumulated other comprehensive loss was not material.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Investments and Fair Value Measurements

The Company’s cash, cash equivalents and short-term investments are presented in the following table.

	March 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$32,153	$27,780
Short-term investments	58,108	70,020
Total cash, cash equivalents and marketable securities	$90,261	$97,800

As of March 31, 2018, there were no available-for-sale investments reported in Cash and cash equivalents on the Condensed Consolidated Balance Sheets. As of December 31, 2017, available-for-sale investments of $0.3 million were reported in Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Available-for-Sale Investments

The Company’s investments are all classified as available-for-sale. As of March 31, 2018 and December 31, 2017, all available-for-sale investments were classified as short-term, with maturities less than 12 months. There were no sales of available-for-sale investments during the three months ended March 31, 2018 and 2017.

Available-for-sale investments as of March 31, 2018 and December 31, 2017 are presented in the following tables.

	March 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$11,626	$—	$(21)	$11,605
Corporate notes and bonds	46,390	—	(135)	46,255
Municipal notes and bonds	248	—	—	248
Total available-for-sale investments	$58,264	$—	$(156)	$58,108

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$16,755	$—	$(14)	$16,741
Corporate notes and bonds	53,367	—	(77)	53,290
Municipal notes and bonds	247	—	—	247
Total available-for-sale investments	$70,369	$—	$(91)	$70,278

The Company monitors investments for other-than-temporary impairment. It was determined that unrealized gains and losses at March 31, 2018 and December 31, 2017, are temporary in nature because the changes in market value for these securities resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. The Company is unlikely to experience gains or losses if these securities are held to maturity. In the event that the Company disposes of these securities before maturity, it is expected that the realized gains or losses, if any, will be immaterial.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities are shown by contractual maturity in the following table.

	March 31, 2018
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$58,264	$58,108

Fair Value of Financial Instruments

Financial assets and liabilities that are remeasured and reported at fair value at each reporting period are classified and disclosed in one of the following three levels:

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis is presented in the following tables.

	March 31, 2018
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Assets:
Short-term investments
U.S. Treasury securities	$11,605	$—	$11,605	$—
Corporate notes and bonds	46,255	—	46,255	—
Municipal notes and bonds	248	—	248	—
Total short-term investments	58,108	—	58,108	—
Total assets	$58,108	$—	$58,108	$—

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Assets:
Cash equivalents
Corporate notes and bonds	$258	$—	$258	$—
Total cash equivalents	258	—	258	—

Short-term investments
U.S. Treasury securities	16,741	—	16,741	—
Corporate notes and bonds	53,032	—	53,032	—
Municipal notes and bonds	247	—	247	—
Total short-term investments	70,020	—	70,020	—
Total assets	$70,278	$—	$70,278	$—

During the three months ended March 31, 2018, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2.

The fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument as of March 31, 2018 and December 31, 2017 are summarized in the following table. All of the Company’s available-for-sale investments were short-term with maturities less than 12 months. Available-for-sale investments that were in an unrealized gain position have been excluded from the following table.

	March 31, 2018		December 31, 2017
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. Treasury securities	$11,605	$(21)	$10,162	$(14)
Corporate notes and bonds	46,255	(135)	53,222	(77)
Municipal notes and bonds	248	—	247	—
Total available-for-sale investments	$58,108	$(156)	$63,631	$(91)

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Goodwill and Intangible Assets

Goodwill

The net carrying amount of goodwill as of March 31, 2018 and December 31, 2017 was $12.8 million. As of March 31, 2018 and December 31, 2017, no impairment of goodwill was recorded in the accompanying Condensed Consolidated Financial Statements.

Other Intangible Assets

The components of identifiable intangible assets, all of which are finite-lived, as of the date indicated were as follows in the table below. All intangible assets are amortized on a straight-line basis over their useful life.

	March 31, 2018	December 31, 2017
	(In thousands)
Finite-lived intangible assets	$6,643	$6,643
Accumulated amortization	(5,531)	(5,374)
Intangible assets, net	$1,112	$1,269

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Long-term Debt and Lines of Credit

Loans and Stand-by Letters of Credit

Loan and Pledge Agreement

On January 27, 2017, the Company entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with a financial institution (“Financial Institution 2”). The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. The Loan and Pledge Agreement was amended on March 30, 2018 to extend the termination date of the Loan and Pledge Agreement from March 31, 2018 to March 31, 2020, of which the Company paid closing fees of $16 thousand. No other provisions of the Loan and Pledge Agreement was amended. As of March 31, 2018, no amount under the Loan and Pledge Agreement was outstanding.

Stand-by Letters of Credit

The financial institutions where the outstanding amounts of stand-by letters of credit are collateralized by pledged U.S. investments or restricted cash are presented in the following table.

	March 31, 2018	December 31, 2017
	(In thousands)
Financial Institution 1	$1,148	$1,687
Financial Institution 2	7,309	7,745
Financial Institution 3	—	990
Total	$8,457	$10,422

The Company’s total restricted cash balances by financial institution are presented in the following table. Financial Institution 2 requires pledged U.S. investments in lieu of restricted cash balances.

	March 31, 2018	December 31, 2017
	(In thousands)
Financial Institution 1	$1,205	$1,771
Financial Institution 3	—	990
Financial Institution 4	85	85
Total	$1,290	$2,846

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities and equipment under operating leases that expire on various dates through 2021.

At March 31, 2018, the Company’s corporate office, research and development lab and manufacturing facilities lease (“Doolittle Lease”), had a renewal term of two additional periods of five years each. In April 2018, the Company renegotiated the Doolittle Lease with the lessor (“New Doolittle Lease”). The New Doolittle Lease is effective from April 2018 through December 2028 and has a renewal term of one additional period of five years. The Company will incur an annual base facility lease payment of $0.8 million in the first year and $19.0 million over the term of the New Doolittle Lease.

The components of lease expense are presented in the following table.

Three Months Ended March 31, 2018
(In thousands)
Operating Lease Cost	$380

Other information related to the operating leases are presented in the following table.

Three Months Ended March 31, 2018
(In thousands, except for discount rate and lease term)
Cash payments	$435
Weighted average remaining lease term	20 months
Weighted average discount rate	6.19%

Maturities of lease liabilities as of March 31, 2018 are presented in the following table.

Lease Amounts
(In thousands)
Year:
2018 (remaining nine months)	$1,319
2019	1,564
2020	148
2021	37
Total	3,068
Less imputed lease interest	(154)
Total lease liabilities	$2,914

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warranty

Changes in the Company’s accrued product warranty reserve are presented in the following table.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Balance, beginning of year	$366	$406
Warranty costs charged to cost of revenue	48	55
Utilization charges against reserve	(50)	(36)
Release of accrual related to expired warranties	(5)	(27)
Balance, end of period	$359	$398

Purchase Obligations

The Company has purchase order arrangements with its vendors for which the Company has not received the related goods or services as of March 31, 2018. These arrangements are subject to change based on the Company’s sales demand forecasts, and the Company has the right to cancel the arrangements prior to the date of delivery. The majority of these purchase order arrangements were related to various raw materials and components parts. As of March 31, 2018, the Company had approximately $3.5 million of open cancellable purchase order arrangements related primarily to materials and parts.

Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, generally limited to personal injury and property damage caused by the Company’s employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2018 and December 31, 2017.

In certain cases, the Company issues warranty and product performance guarantees to its customers for amounts generally equal to 10% or less of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance of our devices. These guarantees are generally stand-by letters of credit that typically remain in place in general for periods of 24 to 36 months, and in some cases up to 68 months. All stand-by letters of credit at March 31, 2018 and December 31, 2017, were in the aggregate for amounts of $8.5 million and $10.4 million, respectively. See Note 8, “Long-term Debt and Lines of Credit,” for additional information about the Company’s stand-by letters of credit arrangements.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Litigation

The Company is named in and subject to various proceedings and claims in connection with our business. The Company is contesting the allegations in these claims, and the Company believes that there are meritorious defenses in each of these matters. The outcome of matters the Company has been, and currently are, involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on the Company’s financial condition, results of operations and cash flows. The Company may in the future become involved in additional litigation in the ordinary course of its business, including litigation that could be material to its business.

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

On February 18, 2016 and July 27, 2016, two derivative action complaints were filed in connection with the Company’s previously reported stockholder class action lawsuit in the Superior Court for the State of California, County of Alameda where the Company was named as a nominal defendant under the captions, Goldberg v. Rooney, et al., HG 16804359, and Gerald McManiman v. Gay, et al., RG 16824960. The complaints have been consolidated under the caption, In Re Energy Recovery, Inc. Derivative Litigation, HG16804359. The consolidated complaint is styled as a derivative action being brought on behalf of the Company and generally alleges breach of fiduciary duty, waste of corporate assets, and unjust enrichment causes of action against the individually named defendants. In March 2018, the Company and the attorneys representing the plaintiffs reached an agreement in principle to settle all outstanding claims in the case. As part of the settlement agreement, the Company has agreed to certain changes to the Company’s corporate governance policies and procedures, and to pay the attorneys representing the plaintiffs legal fees, which will be paid entirely by the Company’s insurer.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Income Taxes

For the three months ended March 31, 2018, the Company recognized income tax benefit of $0.4 million, which included a discrete tax benefit related to tax deductions from stock-based compensation. For the three months ended March 31, 2017, the Company recognized income tax expense of approximately $48 thousand.

The effective tax rate for the three months ended March 31, 2018 and 2017 was 33.0% and 10.2%, respectively. Excluding the discrete tax income tax items, the effective tax rate for the three months ended March 31, 2018 and 2017 was (3.5%) and 24.0%, respectively. The effective tax rate for March 31, 2018 was adversely impacted by the full valuation allowance related to the losses in the Company’s Irish operations.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholder’s Equity

Stock Repurchase Program

On March 7, 2018, the Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, may repurchase up to $10.0 million in aggregate cost of the Company’s outstanding common stock (the “March 2018 Authorization”). Under the March 2018 Authorization, purchases of shares of common stock may be made through September 30, 2018, from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The March 2018 Authorization does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice. Under the March 2018 Authorization, as of March 31, 2018, the Company repurchased 409,850 shares at an aggregate cost of $3.5 million. The Company accounts for stock repurchases using the cost method. The aggregate cost includes fees charged in connection with acquiring the outstanding common stock.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stock-based Compensation

Stock-based Compensation Expense

Stock-based compensation expense related to the fair value measurement of awards granted to employees by financial line and by type of award is presented in the following table.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Stock-based compensation expense by financial line:
Cost of revenue	$24	$49
General and administrative (1)	1,676	567
Sales and marketing	262	237
Research and development	281	260
Total stock-based compensation expense	$2,243	$1,113

Stock-based compensation expense by type of award:
Options (1)	$1,664	$889
RSUs (1)	579	224
Total stock-based compensation expense	$2,243	$1,113

(1)	First quarter of 2018 amounts include modifications of equity awards.

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

Modifications of Equity Awards

In the first quarter of 2018, the Company recorded additional stock-based compensation expense of $0.9 million due to an equity award modification charge chiefly related to the modification of certain equity awards held by the Company’s former President and Chief Executive Officer, who resigned on February 24, 2018, in consideration for his entering into a Settlement Agreement and Release.

Unamortized Stock-based Compensation Costs

Stock-based compensation cost related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period of each award. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of March 31, 2018.

	Unamortized Compensation Costs	Weighted Average Service Period
	(In thousands)	(In years)
Stock options	$6,760	2.9
RSUs	3,518	2.9
Total	$10,278

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vested Stock Options and RSUs

The total grant date fair value of stock options and RSUs vested during the period are presented in the following table.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Stock options	$1,261	$1,172
RSUs	509	436
Total grant date fair value of stock options and RSUs vested during the period	$1,770	$1,608

Stock Option Activities

The following table summarizes the stock option activities under the Company’s 2016 Incentive Plan (“2016 Plan”) and Amended and Restated 2008 Equity Incentive Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
	(In thousands, except for weighted average exercise price and weighted average remaining contractual life)
Balance, December 31, 2017	5,092	$5.43	6.6	$17,735
Granted	828	7.51
Exercised	(484)	3.38		2,509
Forfeited	(447)	6.94
Balance, March 31, 2018	4,989	$5.84	6.5	$13,067
Vested and exercisable as of March 31, 2018	3,260	$5.07	5.3	$10,763
Vested and exercisable as of March 31, 2018 and expected to vest thereafter	4,680	$5.71	6.3	$12,791

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock at the time of exercise. The aggregate intrinsic value at March 31, 2018 is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock as of March 31, 2018 or the last trading day prior to March 31, 2018. The aggregate intrinsic value at December 31, 2017 is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock as of December 31, 2017 or the last trading day prior to December 31, 2017.

Restricted Stock Unit Activities

The following table summarizes the RSU activities under the 2016 Plan.

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except for weighted average grant-date fair value)
Balance, December 31, 2017	274	$9.54
Awarded	280	7.74
Vested	(52)	9.82
Forfeited	(77)	8.42
Balance, March 31, 2018	425	8.52

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Business Segment

The Company is an energy solutions provider to industrial fluid flow markets worldwide. The Company manufactures and sells high-efficiency energy recovery devices (“ERDs”) and pumps as well as related products and services. The Company’s chief operating decision-maker (“CODM”) is the chief executive officer.
The Company’s reportable operating segments consist of the Water segment and the Oil & Gas segment. These segments are based on the industries in which the products are sold, the type of energy recovery device sold, and the related products and services. The Water segment consists of revenue associated with products sold for use in reverse osmosis water desalination, as well as the related identifiable expenses. The Oil & Gas segment consists of product revenue associated with products sold for use in gas processing, chemical processing, and hydraulic fracturing and license and development revenue associated with hydraulic fracturing, as well as related identifiable expenses. Operating income (loss) for each segment excludes other income and expenses and certain expenses managed outside the operating segment. Costs excluded from Operating income (loss) include various corporate expenses such as income taxes and other separately managed general and administrative expenses not related to the identified segments. Assets and liabilities are reviewed at the consolidated level by the CODM and are not accounted for by segment. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

The summary of financial information by segment is presented in the following tables.

	Three Months Ended March 31, 2018
	Water	Oil & Gas	Total
	(In thousands)
Product revenue	$11,048	$10	$11,058
Product cost of revenue	3,228	86	3,314
Product gross profit	7,820	(76)	7,744

License and development revenue	—	2,749	2,749

Operating expenses:
General and administrative	305	651	956
Sales and marketing	1,445	344	1,789
Research and development	244	3,665	3,909
Amortization of intangibles	158	—	158
Operating expenses	2,152	4,660	6,812

Operating income (loss)	$5,668	$(1,987)	3,681

Less: Corporate operating expenses			5,012
Consolidated operating loss			(1,331)
Non-operating income			248
Loss before income taxes			$(1,083)

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior year amounts in the following table have been adjusted for the adoption of ASC 606 in the first quarter of 2018. See Note 2, Recent Accounting Pronouncements, for reconciliation of prior year “As Previously Reported” and “As Reported” amounts.

	Three Months Ended March 31, 2017
	Water	Oil & Gas	Total
	(In thousands)
Product revenue	$10,716	$1,529	$12,245
Product cost of revenue	3,524	1,088	4,612
Product gross profit	7,192	441	7,633

License and development revenue	—	2,248	2,248

Operating expenses:
General and administrative	318	349	667
Sales and marketing	1,499	641	2,140
Research and development	262	2,246	2,508
Amortization of intangibles	158	—	158
Operating expenses	2,237	3,236	5,473

Operating income (loss)	$4,955	$(547)	4,408

Less: Corporate operating expenses			4,055
Consolidated operating income			353
Non-operating income			117
Income before income taxes			$470

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — VorTeq Partnership and License Agreement

The Company’s VorTeq technology enables oilfield service hydraulic fracturing operators to isolate their high-pressure hydraulic fracturing pumps from fracturing fluid thereby reducing operating and capital costs. In 2014, the Company entered into a strategic partnership with Liberty Oil Field Services (“Liberty”) to pilot and conduct field trials with the VorTeq. Through this agreement, Liberty has the rights to lease up to twenty VorTeq Missiles (defined below) for a period of up to five years following commercialization.

On October 14, 2015, the Company and the VorTeq Licensee entered into the VorTeq License Agreement, which provides the VorTeq Licensee with exclusive worldwide rights to the Company’s VorTeq technology for use in hydraulic fracturing onshore applications. The VorTeq License Agreement provides an exception for Liberty’s contractual rights to utilize the VorTeq. In performing the obligations under the agreement, the Company provides research and development services to commercialize the technology in accordance with the KPIs, defined in the license agreement. After commercialization is achieved, royalty payments will be received for the supply and servicing of cartridges. All payments are non-refundable.

The VorTeq is made up of Pressure Exchanger cartridges, housed in a high-pressure manifold (the “Missile”) though which a motive fluid is used to pressurize hydraulic fracturing fluid, which is processed and sent down the well bore. The VorTeq License Agreement includes up to $125.0 million in upfront consideration paid in stages: (i) a $75.0 million non-refundable upfront exclusivity payment; and (ii) two milestone payments of $25.0 million each upon achievement of successful tests in accord with KPIs specified in the agreement (“Milestone Payment 1 and 2”). Milestone Payment 1 of $25.0 million is payable upon a successful five stage yard test at the VorTeq Licensee’s test facility. The Milestone Payment 2 of $25.0 million is payable upon a successful twenty stage hydraulic fracturing at one of the VorTeq Licensee’s customer’s live well. The achievement of each milestone and the receipt of each of the related payments are subject to a high degree of uncertainty.

After initial commercialization, the VorTeq Licensee will begin paying ongoing recurring royalty fees to the Company for supply and service of the cartridges based on the number of VorTeqs in operation which is subject to the greater of a minimum adoption curve or the adoption rate of the technology. During the period, from initial commercialization to full commercialization, the technology will be deployed commercially; and through continuous improvement and cost refinement, the efficiency and effectiveness of the product will fully stabilize. The exclusive nature of the agreement terminates if the VorTeq Licensee does not meet the specified minimum adoption curves. In the event the Company is not able to achieve full commercialization under the terms of the VorTeq License Agreement, the exclusivity right of the VorTeq Licensee under the VorTeq License Agreement continues throughout the term.

See Note 2, “Recent Accounting Pronouncements,” and Note 3, “Revenues,” for further discussion of revenue recognition.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Subsequent Events

On May 2, 2018, the Board appointed Chris Gannon as the Company’s President and Chief Executive Officer, effective immediately.  In addition, Mr. Gannon was also elected to the Company’s Board of Directors.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the three months ended March 31, 2018, including “Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and certain information incorporated by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions, or strategies regarding the future.

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

Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under “Part II, Item 1A – Risk Factors” and elsewhere in this report for factors that may cause actual results to be different from those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

•
our expectation that we will continue to rely on sales of our energy recovery devices in the desalination market for a substantial portion of our revenue and that new desalination markets, including the United States (“U.S.”), will provide revenue opportunities to us;

•	our ability to meet projected new product development dates, anticipated cost reduction targets, or revenue growth objectives for new products;

•	our belief that we can commercialize the VorTeq™ hydraulic fracturing system;

•	our belief that the VorTeq enables oilfield services (“OFS”) companies to migrate to more efficient pumping technology;

•	our belief that we will be able to enter into a long-term licensing agreement to bring the MTeqTM solution to market;

•	our belief that customers will accept and adopt our new products;

•	our belief that our current facilities will be adequate for the foreseeable future;

•	our expectation that sales outside of the U.S. will remain a significant portion of our revenue;

•	the timing of our receipt of payment for products or services from our customers;

•
our belief that our existing cash balances and cash generated from our operations will be sufficient to meet our anticipated liquidity needs for the foreseeable future, with the exception of a decision to enter into an acquisition and/or fund investments in our latest technology arising from rapid market adoption that could require us to seek additional equity or debt financing;

•
our expectation that, as we expand our international sales, a portion of our revenue could be denominated in foreign currencies and the impact of changes in exchange rates on our cash and cash equivalents and operating results;

•	our expectations of the impact of the U.S. Tax Cuts and Jobs Act (“Tax Act”);

•	our belief that new markets will grow in the water desalination market;

•	our expectation that we will be able to enforce our intellectual property rights;

•	our expectation that the adoption of new accounting standards will not have a material impact on our financial position or results of operations;

•	the outcome of proceedings, lawsuits, disputes, and claim;

•	the impact of losses due to indemnification obligations; and

•	the impact of changes in internal control over financial reporting.

You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected in the forward-looking statements, as disclosed from time to time in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as in our Annual Reports to Stockholders and, if necessary, updated in “Part II, Item 1A – Risk Factors.” In preparing the MD&A below, we presume the readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements.

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

Certain prior year amounts in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” have been reclassified in the to conform to the current year presentation due to the adoptions of Accounts Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), ASU No. 2016-08 (“ASU 2016-08”), Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10 (“ASU 2016-10”), Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing, also referred to as “ASC 606” or “New Revenue Standard,” the adoption of ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), also referred to as “ASC 842” or “New Lease Standard,” and the adoption of ASU 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230): Restricted Cash, also referred to as “New Cash Flow Presentation Standard.” See Notes 2, “Recent Accounting Pronouncements,” and 3, “Revenues,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for further discussion on the adoption of ASC 606 and a reconciliation between prior year “As Previously Reported” and “As Adjusted” amounts.

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

Oil & Gas Segment

Our Oil & Gas segment consists of revenues and expenses associated with solutions sold or licensed for use in hydraulic fracturing, gas processing, and chemical processing. In the past several years, we have invested significant research and development, and sales and marketing costs to expand our business into pressurized fluid flow industries within the oil & gas industry.

Results of Operations

Total Revenue

On January 1, 2018, we adopted ASC 606. Adoption of ASC 606 did not have a material impact on the timing of revenue and expense recognition for product revenue for either the Water segment or the cost-to-total cost (“CTC”) revenue contract in the Oil & Gas segment.

The implementation of ASC 606 for license and development revenue resulted in a material difference in the timing of revenue recognition under the new standard, with an overall acceleration of the recognition of deferred revenue for the VorTeq license agreement. The amounts below have been adjusted for adoption of ASC 606. See Notes 2, “Recent Accounting Pronouncements,” and 3, “Revenues,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for further discussion on the adoption of ASC 606 and a reconciliation between prior year “As Previously Reported” and “As Adjusted” amounts.

Since the full retrospective method was adopted, the Company has fully comparable period to period results.

	Three Months Ended March 31,
	2018		2017		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except for percentages)
Product revenue	$11,058	80%	$12,245	84%	$(1,187)	(10%)
License and development revenue	2,749	20%	2,248	16%	501	22%
Total revenue	$13,807	100%	$14,493	100%	$(686)	(5%)

Product Revenue by Segment

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In thousands, except for percentages)
Water	$11,048	$10,716	$332	3%
Oil & Gas	10	1,529	(1,519)	(99%)
Total product revenue	$11,058	$12,245	$(1,187)	(10%)

Water segment product revenue increased $0.3 million, or 3%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due primarily to higher original equipment manufacturer sales of $1.1 million and aftermarket sales of $0.9 million, partially offset by lower mega-project sales of $1.7 million.

Oil & Gas segment product revenue decreased $1.5 million, or (99%), in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due primarily to lower CTC revenue recognition associated with the sale of multiple IsoBoost systems.

A limited number of our customers account for a substantial portion of our product revenue in the Water and Oil & Gas segments. Revenue from our top 10 customers represented 70% and 77% of our product revenues in the three months ended March 31, 2018 and 2017, respectively. Customers representing 10% or more of product revenue varies from period to period and are presented in the following table.

		Three Months Ended March 31,
	Segment	2018	2017
Customer A	Water	34%	**
Customer B	Water	12%	**
Customer C	Water	**	34%
Customer D	Oil & Gas	**	12%

**    Less than 10%

Product revenue attributable to domestic and international sales as a percentage of total product revenue is presented in the following table.

	Three Months Ended March 31,
	2018	2017
Domestic revenue	4%	2%
International revenue	96%	98%
Total product revenue	100%	100%

License and Development Revenue

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In thousands, except for percentages)
Oil & Gas	$2,749	$2,248	$501	22%

In October 2015, through our subsidiary ERI Energy Recovery Ireland Ltd., we entered into the VorTeq License Agreement. License and development revenue increased $0.5 million, or 22%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due primarily to higher costs incurred according to input measured based revenue recognition methodology under ASC 606. See Note 2, “Recent Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for further discussion on our license and development revenue recognition policy under ASC 606 and Note 14, “VorTeq Partnership and License Agreement,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for additional discussion on the VorTeq License agreement.

Product Gross Profit and Margin

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands, except for percentages)
Product gross profit	$7,820	$(76)	$7,744	$7,192	$441	$7,633
Product gross margin	70.8%	(760.0%)	70.0%	67.1%	28.8%	62.3%

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components.

Product gross profit increased $0.1 million, or 1%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due primarily to increased Water segment sales volume and favorable price and mix, partially offset by lower Oil & Gas segment sales volume.

Product gross margin increased by 770 basis points to 70.0% in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due primarily to increased Water segment favorable price and operational efficiencies, partially offset by higher Oil & Gas segment project costs.

Operating Expenses

	Three Months Ended March 31,
	2018		2017		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except for percentages)
Total revenue	$13,807	100%	$14,493	100%	$(686)	(5%)
Operating expenses:
General and administrative	$5,837	42%	$4,408	30%	$1,429	32%
Sales and marketing	1,912	14%	2,453	17%	(541)	(22%)
Research and development	3,917	28%	2,509	17%	1,408	56%
Amortization of intangible assets	158	1%	158	1%	—	—%
Total operating expenses	$11,824	86%	$9,528	66%	$2,296	24%

General and Administrative

General and administrative expense increased $1.4 million, or 32%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due primarily to higher employee-related compensation and benefits of $1.4 million and facility costs of $0.1 million, partially offset by lower professional and legal costs of $0.1 million. Employee-related compensation and benefits included an increase in cash base compensation of $0.3 million, and a stock-based compensation increase of $1.1 million, due primarily to a $0.9 million equity award modification charge chiefly related to the modification of certain equity awards held by the Company’s former President and Chief Executive Officer, who resigned on February 24, 2018, in consideration for his entering into a Settlement Agreement and Release.

Sales and Marketing

Sales and marketing expense decreased $0.5 million, or 22%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due primarily to lower employee-related compensation and benefits of $0.4 million and lower professional services, marketing and other costs of $0.1 million. Employee-related compensation and benefits included a decrease in cash base compensation of $0.4 million and commissions of $0.1 million, partially offset by higher incentive compensation of $0.1 million.

Research and Development

Research and development expense increased $1.4 million, or 56%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due primarily to higher direct research and development project costs of $0.8 million, facility related costs of $0.3 million, employee-related compensation and benefits of $0.2 million and other costs of $0.1 million. Employee-related compensation and benefits included an increase in cash-base compensation of $0.1 million and stock-based and cash incentive compensation of $0.1 million.

Amortization of Intangible Assets

Amortization of intangible assets is related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. There was no material change in our amortization amounts in the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

Other Income (Expense), net

	Three Months Ended March 31,
	2018		2017		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except for percentages)
Total revenue	$13,807	100%	$14,493	100%	$(686)	(5%)
Other income (expense):
Interest income	$301	2%	$171	1%	$130	76%
Interest expense	—	—%	(1)	—%	1	(100%)
Other non-operating expense, net	(53)	—%	(53)	—%	—	—%
Total other income, net	$248	2%	$117	1%	$131	112%

Total other income (expense), net increased in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due primarily to interest income on higher investment balances.

Income Taxes

For the three months ended March 31, 2018, we recognized income tax benefit of $0.4 million, which included a discrete tax benefit related to tax deductions from stock-based compensation. For the three months ended March 31, 2017, we recognized income tax expense of approximately $48 thousand.

The effective tax rate for the three months ended March 31, 2018 and 2017 was 33.0% and 10.2%, respectively. Excluding the discrete tax income tax items, the effective tax rate for the three months ended March 31, 2018 and 2017 was (3.5%) and 24.0%, respectively. The effective tax rate for March 31, 2018 was adversely impacted by the full valuation allowance related to the losses in the Company’s Irish operations.

Liquidity and Capital Resources

Overview

Our primary source of cash to fund our operations and capital expenditures has been proceeds from customer payments for our products and services and the issuance of common stock.

As of March 31, 2018, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $32.2 million that are primarily invested in money market funds, short-term investments of $58.1 million that are primarily invested in marketable debt securities, and accounts receivable, net of allowances of $12.8 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed.

As of March 31, 2018, our unrestricted cash, cash equivalents and short-term investments held outside the U.S. was $43.8 million. Our intent has been to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. On December 22, 2017, the Tax Act was enacted into law. This new law includes a provision that imposes a transition tax on foreign earnings whether or not such earnings are repatriated to the U.S. In light of this new tax, we are reviewing our prior position on the reinvestment of the earnings of our foreign subsidiaries outside of the U.S. No decision on repatriation has been made at this time.

At both March 31, 2018 and 2017, we had $4.9 million and $6.3 million, respectively, of short-term contract assets which represents unbilled receivables. In the Water segment, we have contract assets pertaining to customer contractual holdback provisions, whereby we will invoice the final retention payment(s) due under certain sales contracts in the next 12 months. The customer holdbacks represent amounts intended to provide a form of security for the customer; accordingly, these contract assets have not been discounted to present value. In the Oil & Gas segment, we had unbilled receivables, net of unbilled project costs, of $2.8 million at March 31, 2018. See Note 3, “Revenues,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for additional information about our cost and estimated earnings on uncompleted contracts.

Loan Agreements

On January 27, 2017, we entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with a financial institution. The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. Under the Loan and Pledge Agreement, we are allowed to borrow and request letters of credit against the eligible assets held from time to time in the pledged account maintained with the financial institution. Revolving loans incur interest per annum at a base rate equal to the LIBOR rate plus 1.5%. Any default bears the aforementioned interest rate plus an additional 2%. The unused portion of the credit line is subject to a fee equal to the product of 0.2% per annum multiplied by the difference, if positive, between $16.0 million and the average daily balance of all advances under the committed facility plus aggregate average daily undrawn amounts of all letters of credit issued under the committed facility during the immediately preceding month or portion thereof. We are subject to certain financial and administrative covenants under the Loan and Pledge Agreement. The Loan and Pledge Agreement was amended on March 30, 2018 to extend the termination date of the Loan and Pledge Agreement from March 31, 2018 to March 31, 2020, of which the Company paid closing fees of $16 thousand. No other provisions of Loan and Pledge Agreement were amended. As of March 31, 2018, we were in compliance with these covenants. See Note 8, “Long-term Debt and Lines of Credit,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for additional information about our loan agreement.

Stand-by Letters of Credit

At March 31, 2018, we have stand-by letters of credit with various financial institutions totaling $8.5 million whereby we are required to maintain a restricted cash balance of $1.2 million and a U.S. investment balance of $7.3 million. Stand-by letters of credit at are subject to fees based on the amount of the letter of credit that are payable quarterly and are non-refundable. See Note 8, “Long-term Debt and Lines of Credit,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for additional information about our stand-by letters of credit arrangements.

Share Repurchase Programs

Our Board of Directors has authorized various share repurchase programs since 2012. On March 7, 2018, our Board of Directors authorized a share repurchase program (the “March 2018 Authorization”) under which the Company, at the discretion of management, may repurchase up to $10.0 million in aggregate cost of our outstanding common stock through September 30, 2018. Under the March 2018 Authorization, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The March 2018 Authorization does not obligate us to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice. As of March 31, 2018, we have repurchased 409,850 shares for $3.5 million under the March 2018 Authorization. Since the initial authorization of the share repurchase programs, we have spent an aggregate $23.8 million, excluding commissions, to repurchase 4.7 million shares.

Cash Flows

Our cash flows are presented in the following table.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash used in operating activities	$(6,333)	$(4,824)
Net cash provided by (used in) investing activities	11,062	(241)
Net cash (used in) provided by financing activities	(1,898)	2,837
Effect of exchange rate differences on cash and cash equivalents	(14)	15
Net change in cash, cash equivalents and restricted cash	$2,817	$(2,213)

Cash Flows from Operating Activities

Cash provided by (used in) operating activities is generated by net (loss) income adjusted for certain non-cash items and changes in assets and liabilities.

Cash used in operating activities was higher in the three months ended March 31, 2018, compared to the cash used in three months ended March 31, 2017, by $1.5 million, due primarily to higher cash used for operating assets and liabilities of $1.6 million, partially offset by cash provided by the current year net loss adjusted for non-cash items compared to the prior year net income adjusted for non-cash items of $0.1 million. The current year net loss included higher stock-based compensation expense, which included a one-time equity award modification adjustment of $0.9 million and higher depreciation of $0.2 million.

Net changes of cash used for assets and liabilities of $8.8 million during the three months ended March 31, 2018 were primarily attributable to a $4.1 million decrease in accrued expenses and other liabilities, a $2.4 million decrease in contract liabilities due to the timing of recognition of revenue related to our exclusive license agreement and CTC contracts, a $1.8 million increase in inventories due to increased production, a $1.4 million decrease in accounts payable, a $0.3 million increase in accounts receivable due to timing of invoices and payments, and a $0.1 million increase in prepaid and other expenses due to timing of recognition, partially offset by a $1.3 million decrease in contract assets related to a CTC revenue recognition project and timing of invoices.

Net changes of cash used for assets and liabilities of $7.3 million during the three months ended March 31, 2017 were primarily attributable to a $3.6 million increase in contract assets related to costs and estimated earnings, a $3.5 million decrease in accrued expenses and other current liabilities due to the timing of payments to employees and other third parties, a $2.2 million decrease contract liabilities related to the recognition of revenue related to the VorTeq License Agreement, a $0.6 million increase in prepaid expenses and other current assets, and a $0.3 million increase in inventory, partially offset by a $2.6 million decrease in accounts receivable as a result of the collections and the timing of invoices, a $0.2 million increase in accounts payable due to the timing of payments to vendors, and a $0.1 million increase in income taxes payable.

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

Cash provided by investing activities of $11.1 million during the three months ended March 31, 2018 was primarily due to $25.6 million in maturities of marketable security investments, partially offset by $13.9 million used to purchase investments and $0.6 million for capital expenditures.

Cash used in investing activities of $0.2 million during the three months ended March 31, 2017 was primarily due to $9.4 million used to purchase investments and $0.5 million for capital expenditures, partially offset by $9.7 million in maturities of marketable security investments.

Cash Flows from Financing Activities

Cash used in financing activities of $1.9 million during the three months ended March 31, 2018 was primarily due to $3.5 million to repurchase our common stock, partially offset by $1.6 million received from the purchase of common stock through stock option exercises.

Cash provided by financing activities of $2.8 million during the three months ended March 31, 2017 was primarily due to $3.0 million received from the purchase of common stock through stock option exercises, partially offset by $0.2 million used for taxes paid related to net share settlement of RSUs.

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

The following is a summary of our contractual obligations as of March 31, 2018.

	Payments Due by Period
	1 Year (9 months)	2-3 Years	4-5 Years	5+ Years	Total
	(In thousands)
Operating leases	$1,319	$1,712	$37	$—	$3,068
Loan payable	9	16	—	—	25
Purchase obligations(1)	3,463	2	—	—	3,465
	$4,791	$1,730	$37	$—	$6,558

(1)	Purchase obligations are related to open purchase orders for materials and supplies.

This table excludes agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of March 31, 2018, we believe that our exposure related to these guarantees and indemnities as of March 31, 2018 was not material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q regarding the impact of certain recent accounting pronouncements on our Condensed Consolidated Financial Statements.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The majority of our revenue contracts have been denominated in U.S. Dollars (“USD”). The amount of revenue recognized in foreign currencies during the three months ended March 31, 2018 and year ended December 31, 2017 were not material.

As we expand our international sales, we expect that a portion of our revenue could be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates. Our international sales and service operations incur expense that is denominated in foreign currencies. This expense could be materially affected by currency fluctuations. Our primary exposures are to fluctuations in exchange rates for USD versus the British Pound Sterling, Indian Rupee, Saudi Riyal, United Arab Emirates Dirham, Euro, Chinese Yuan and Canadian Dollar. Changes in currency exchange rates could adversely affect our consolidated operating results or financial position. Additionally, our international sales and services operations maintain cash balances denominated in foreign currencies. To decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we do not maintain excess cash balances in foreign currencies. We have not hedged our exposure to changes in foreign currency exchange rates because expenses in foreign currencies have been insignificant to date, and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Risk and Credit Risk

We have an investment portfolio of fixed-income marketable debt securities, including amounts classified as cash equivalents and short-term investments. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in investment-grade short-term debt instruments of high-quality corporate issuers, and U.S. government and its agencies. These investments are subject to counter party credit risk. To minimize this risk, we invest pursuant to a Board-approved investment policy. The policy mandates high credit rating requirements and restricts our exposure to any single corporate issuer by imposing concentration limits.

Our investment portfolio includes fixed income marketable debt securities, including amounts classified as cash equivalents and short-term investments. At March 31, 2018, all of our investments were classified as short-term, with maturity dates less than 12 months, and totaled approximately $58.1 million. These investments were presented in Short-term investments on our Condensed Consolidated Balance Sheets as of March 31, 2018. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than seven months. A hypothetical 1% increase in interest rates would have resulted in an approximately $0.2 million decrease in the fair value of our fixed-income debt securities as of March 31, 2018.

Item 4. — Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer), have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.

Based on that evaluation, our President, Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting during the period covered by this report that, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

Note 16, “Litigation,” of our Annual Report on Form 10-K filed with the SEC on March 8, 2018, provides information on certain litigation in which we are involved.

For an update on the litigation matters previously disclosed in our Form 10-K, see the discussion in Note 9, “Commitments and Contingencies – Litigation,” of the Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q, which discussion is incorporated by reference into this Item 1.

Item 1A. — Risk Factors

There has been no material changes in our risk factors from those disclosed in Part I, Item 1A, in our Annual Report on Form 10-K filed on March 8, 2018.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares or Approximate Dollar Value That May Yet be Purchased Under the Program
January 1 – January 31, 2018	—	$—	—	$10,000,000
February 1 – February 28, 2018	—	—	—	$10,000,000
March 1 – March 31, 2018	409,850	8.4969	409,850	$6,505,263

(1)	Excluding commissions

In March 2018, the Board of Directors authorized a stock repurchase plan (the “March 2018 Authorization”) under which the Company, at the discretion of management, could repurchase up to $10.0 million in aggregate cost of our outstanding common stock. As of March 31, 2018, 409,850 shares at an aggregate cost of $3.5 million had been repurchased under the March 2018 Authorization. The aggregate cost includes fees charged in connection with acquiring the outstanding common stock.

Item 3. — Default Upon Senior Securities

None.

Item 4. — Mine Safety Disclosures

Not applicable.

Item 5. — Other Information

None.

Item 6. — Exhibits

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

ENERGY RECOVERY, INC.

Dated:	May 3, 2018	By:	/s/ CHRIS GANNON
Chris Gannon
President and Chief Executive Officer, and Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	First Amendment to Loan and Pledge Agreement by and between Energy Recovery, Inc. and Citibank, N.A.	S-1/A	333-150007	10.1	5/12/2008	X
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