Form 10-Q
period 2018-06-30
Energy Recovery, Inc.
filed 2018-08-02
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of July 31, 2018, there were 53,579,862 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(In thousands, except share data and par value)
ASSETS
Current assets:
Cash and cash equivalents	$16,378	$27,780
Restricted cash	808	2,664
Short-term investments	72,207	70,020
Accounts receivable, net of allowance for doubtful accounts of $420 and $103 at June 30, 2018 and December 31, 2017, respectively	11,304	12,465
Contract assets	5,984	6,278
Inventories	6,375	5,514
Income Tax Receivable	145	—
Prepaid expenses and other current assets	1,720	1,342
Total current assets	114,921	126,063
Restricted cash, non-current	86	182
Contract assets, non-current	108	—
Deferred tax assets, non-current	19,444	7,933
Property and equipment, net	12,988	13,393
Operating lease, right of use asset	12,669	2,843
Goodwill	12,790	12,790
Other intangible assets, net	954	1,269
Other assets, non-current	285	12
Total assets	$174,245	$164,485
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,932	$4,091
Accrued expenses and other current liabilities	5,157	7,948
Lease liabilities	336	1,603
Income taxes payable	—	432
Accrued warranty reserve	389	366
Contract liabilities	17,651	15,909
Current portion of long-term debt	12	11
Total current liabilities	25,477	30,360
Long-term debt, less current portion	10	16
Lease liabilities, non-current	13,033	1,698
Contract liabilities, non-current	33,124	40,517
Other non-current liabilities	240	—
Total liabilities	71,884	72,591
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 58,950,907 shares issued and 53,494,972 shares outstanding at June 30, 2018 and 58,168,433 shares issued and 53,905,600 shares outstanding at December 31, 2017	59	58
Additional paid-in capital	154,524	149,006
Accumulated comprehensive loss	(194)	(125)
Treasury stock, at cost, 5,455,935 shares repurchased at June 30, 2018 and 4,262,833 shares repurchased at December 31, 2017	(30,486)	(20,486)
Accumulated deficit	(21,542)	(36,559)
Total stockholders’ equity	102,361	91,894
Total liabilities and stockholders’ equity	$174,245	$164,485
See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Product revenue	$17,406	$10,864	$28,464	$23,109
Product cost of revenue	5,976	3,572	9,290	8,184
Product gross profit	11,430	7,292	19,174	14,925

License and development revenue	3,358	3,050	6,107	5,298

Operating expenses:
General and administrative	4,927	3,927	10,764	8,335
Sales and marketing	1,858	2,174	3,770	4,627
Research and development	3,605	3,077	7,522	5,586
Amortization of intangible assets	158	158	316	316
Total operating expenses	10,548	9,336	22,372	18,864
Income from operations	4,240	1,006	2,909	1,359

Other income (expense):
Interest income	373	198	674	369
Interest expense	(1)	—	(1)	(1)
Other non-operating (expense) income, net	9	(87)	(44)	(140)
Total other income, net	381	111	629	228
Income before income taxes	4,621	1,117	3,538	1,587
(Benefit from) provision for income taxes	(11,122)	188	(11,479)	236
Net income	$15,743	$929	$15,017	$1,351

Income per share:
Basic	$0.29	$0.02	$0.28	$0.03
Diluted	$0.28	$0.02	$0.27	$0.02

Number of shares used in per share calculations:
Basic	53,747	53,748	53,747	53,786
Diluted	55,406	55,565	55,437	55,804

See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$15,743	$929	$15,017	$1,351
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(33)	25	(12)	35
Unrealized (loss) income on investments	7	(5)	(57)	(4)
Other comprehensive (loss) income, net of tax	(26)	20	(69)	31
Comprehensive income	$15,717	$949	$14,948	$1,382

See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash Flows From Operating Activities:
Net income	$15,017	$1,351
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	3,184	2,120
Depreciation and amortization	2,040	1,820
Amortization of premiums on investments	267	230
Provision for warranty claims	135	91
Reversal of accruals related to expired warranties	(84)	(123)
Unrealized (gain) loss on foreign currency translation	(51)	16
Provision for doubtful accounts	328	10
Adjustments for excess or obsolete inventory	17	(119)
Deferred income taxes	(11,512)	(233)
Loss on disposal of fixed assets	22	—
Other non-cash adjustments	2	(93)
Changes in operating assets and liabilities:
Accounts receivable	833	(536)
Contract assets	186	(2,223)
Inventories	(907)	(1,657)
Prepaid and other assets	(10,477)	(522)
Accounts payable	(1,976)	1,324
Accrued expenses and other liabilities	7,532	(3,099)
Income taxes	(577)	412
Contract liabilities	(5,649)	(4,753)
Net cash used in operating activities	(1,670)	(5,984)
Cash Flows From Investing Activities:
Maturities of marketable securities	40,638	12,505
Purchases of marketable securities	(43,117)	(31,146)
Capital expenditures	(1,536)	(3,777)
Net cash used in investing activities	(4,015)	(22,418)
Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	2,390	3,682
Tax payment for employee shares withheld	(76)	(195)
Repayment of long-term debt	(5)	(5)
Repurchase of common stock	(10,000)	(4,276)
Net cash used in financing activities	(7,691)	(794)
Effect of exchange rate differences on cash and cash equivalents	22	(15)
Net change in cash, cash equivalents and restricted cash	(13,354)	(29,211)
Cash, cash equivalents and restricted cash, beginning of year	30,626	65,748
Cash, cash equivalents and restricted cash, end of period	$17,272	$36,537

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

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2017 Condensed Consolidated Balance Sheet was derived from audited financial statements, and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The June 30, 2018 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2018.

In the opinion of management, all adjustments, consisting of normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements. The accounting policies that reflect the Company’s more significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results are revenue recognition; capitalization of research and development assets; allowance for doubtful accounts; valuation of right of use asset; and lease liability; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill and acquired intangible assets; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies. Those estimates could change, and as a result, actual results could differ materially from those estimates.

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

The Company adopted “ASU 2014-09”, “ASU 2016-08” and “ASU 2016-10” (the combination is also known as “ASC 606” or “New Revenue Standard”) as of January 1, 2018 using the full retrospective transition method. To assess the impact of and to implement ASC 606, the Company formed a project team, which has operated since 2014, to evaluate internal processes. The Company has implemented changes to its current policies and practices, and internal controls over financial reporting to address the requirements of the standard.

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

Oil & Gas Segment - License and Development Revenue. License and development revenue associated with the up-front non-refundable $75.0 million exclusivity payment received in connection with the VorTeq license agreement (the “VorTeq License Agreement”) that the Company entered into with Schlumberger Technology Corporation (the “VorTeq Licensee”) under ASC 605 was recognized on a straight-line basis over the fifteen-year term of the license, while the two subsequent milestone payments of $25.0 million each that could be earned under the VorTeq License Agreement were to be recognized in full when achieved under milestone accounting.

License and development revenue under ASC 606, which includes both the upfront non-refundable $75.0 million exclusivity payment and the two milestone payments of $25.0 million each, when determined probable, is comprised of:

•
revenue recognition over time based on an input measure of progress based on a cost driver, which management has determined is the best estimate of the progress made on the project during the period from inception until full commercialization, for the amount allocated to the exclusive Missile (as defined in Note 14, “VorTeq Partnership and License Agreement”) license and research and development services, and

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•
revenue recognition related to stand-ready, when and if available, upgrades subsequent to full commercialization, recognized over time ratably over the period, which matches the transfer of benefit to the customer on a daily basis, commencing after full commercial launch until the expiration of the contract.

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

For license and development revenue, performance obligations identified under ASC 606 differs somewhat from contingent and non-contingent deliverables identified under ASC 605 due to transfer of control considerations.

Under ASC 606, the Company concluded that the Missile license represents functional intellectual property and that the license is not distinct from the research and development services to be provided prior to product commercialization. The transaction price allocated to this combined performance obligation of a continually evolving license will be recognized over the estimated period required to result in full commercial launch using an input measure of progress of the cost of salaries and wages and travel expenses related to the project prior to full commercial launch.

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

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), also referred to as “ASC 842” or “New Lease Standard,” which supersedes ASC 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The FASB has continued to clarify this guidance through the issuance of additional ASUs. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases.

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

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impact of Recently Adopted Accounting Pronouncements

The following table illustrates changes in the Condensed Consolidated Balance Sheets as previously reported prior to, and as adjusted subsequent to, the adoption of the New Revenue Standard and New Lease Standard at January 1, 2018.

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

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates changes in the Condensed Consolidated Statement of Operations as previously reported prior to, and as adjusted subsequent to, the adoption of the New Revenue Standard effective January 1, 2018.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Adoption of New Revenue Standard	As Adjusted	As Previously Reported	Adoption of New Revenue Standard	As Adjusted
	(In thousands, except for per share data)
Product revenue	$10,922	$(58)	$10,864	$23,183	$(74)	$23,109
Product cost of revenue	3,530	42	3,572	8,140	44	8,184
Product gross profit	$7,392	$(100)	$7,292	$15,043	$(118)	$14,925

License and development revenue	$1,250	$1,800	$3,050	$2,500	$2,798	$5,298

Income (loss) from operations	(694)	1,700	1,006	(1,321)	2,680	1,359
Income (loss) before income taxes	(583)	1,700	1,117	(1,093)	2,680	1,587
(Benefit from) provision for income taxes	(35)	223	188	(112)	348	236
Net income (loss)	(548)	1,477	929	(981)	2,332	1,351

Income (loss) per share:
Basic	$(0.01)	$0.03	$0.02	$(0.02)	$0.05	$0.03
Diluted	$(0.01)	$0.03	$0.02	$(0.02)	$0.04	$0.02
Number of shares used in per share calculations:
Basic	53,748	—	53,748	53,786	—	53,786
Diluted	53,748	1,817	55,565	53,786	2,018	55,804

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates changes in the Company’s segment activities as previously reported prior to, and as adjusted subsequent to, the adoption of the New Revenue Standard effective January 1, 2018.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Adoption of New Revenue Standard	As Adjusted	As Previously Reported	Adoption of New Revenue Standard	As Adjusted
	(In thousands)
Water
Product revenue	$9,764	$—	$9,764	$20,480	$—	$20,480
Product cost of revenue	2,663	42	2,705	6,185	44	6,229
Product gross profit	$7,101	$(42)	$7,059	$14,295	$(44)	$14,251

Income (loss) from operations	$5,154	$(42)	$5,112	$10,111	$(44)	$10,067

Oil & Gas
Product revenue	$1,158	$(58)	$1,100	$2,703	$(74)	$2,629
Product cost of revenue	867	—	867	1,955	—	1,955
Product gross profit	$291	$(58)	$233	$748	$(74)	$674

License and development revenue	$1,250	$1,800	$3,050	$2,500	$2,798	$5,298

Income (loss) from operations	(2,216)	1,742	(474)	(3,745)	2,724	(1,021)

The following table illustrates changes in the Condensed Consolidated Statement of Comprehensive Income (Loss) as previously reported prior to, and as adjusted subsequent to, the adoption of the New Revenue Standard effective January 1, 2018.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Adoption of New Revenue Standard	As Adjusted	As Previously Reported	Adoption of New Revenue Standard	As Adjusted
	(In thousands)
Net income (loss)	$(548)	$1,477	$929	$(981)	$2,332	$1,351
Comprehensive income (loss)	(528)	1,477	949	(950)	2,332	1,382

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates changes in the Condensed Consolidated Statement of Cash Flows as previously reported prior to, and as adjusted subsequent to, the adoption of the New Revenue Standard and New Cash Flow Presentation Standard effective January 1, 2018.

	Six Months Ended June 30, 2017
	As Previously Reported	Adoption of New Revenue Standard	Adoption of New Cash Flow Presentation Standard	As Adjusted
	(In thousands)
Net income (loss)	$(981)	$2,332	$—	$1,351
Changes in operating assets and liabilities:
Accounts receivable	(598)	62	—	(536)
Contract assets	(2,297)	74	—	(2,223)
Inventories	(1,701)	44	—	(1,657)
Accrued expenses and other liabilities	(2,185)	(914)	—	(3,099)
Income taxes	64	348	—	412
Contract liabilities	(2,807)	(1,946)	—	(4,753)
Net cash used in operating activities	(5,984)	—	—	(5,984)

Restricted cash	1,128	—	(1,128)	—
Net cash used in investing activities	(21,290)	—	(1,128)	(22,418)

Net change in cash, cash equivalents and restricted cash	(28,083)	—	(1,128)	(29,211)
Cash, cash equivalents and restricted cash, beginning of year	61,364	—	4,384	65,748
Cash, cash equivalents and restricted cash, end of period	33,281	—	3,256	36,537

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

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Revenues

Adoption of ASC 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606 using the full retrospective transition method. The Company recorded a net reduction to opening retained earnings of $0.3 million as of January 1, 2016, due to the cumulative impact of adopting ASC 606. The impact to revenues as a result of applying ASC 606 was an increase of $1.7 million and $2.7 million for the three and six months ended June 30, 2017, respectively.

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

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Water	Oil and Gas	Total	Water	Oil and Gas	Total
	(In thousands)
Primary geographical market
Middle East and Africa	$9,289	$290	$9,579	$15,391	$300	$15,691
Americas	1,604	3,358	4,962	2,705	6,107	8,812
Asia	4,657	—	4,657	7,330	—	7,330
Europe	1,566	—	1,566	2,738	—	2,738
Total	$17,116	$3,648	$20,764	$28,164	$6,407	$34,571

Major product/service line
PX, pumps and turbo devices	$17,116	$—	$17,116	$28,164	$—	$28,164
License and development	—	3,358	3,358	—	6,107	6,107
Oil & gas products	—	290	290	—	300	300
Total	$17,116	$3,648	$20,764	$28,164	$6,407	$34,571

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Water	Oil and Gas	Total	Water	Oil and Gas	Total
	(In thousands)
Primary geographical market
Middle East and Africa	$4,274	$1,100	$5,374	$10,348	$2,629	$12,977
Americas	1,215	3,050	4,265	2,288	5,298	7,586
Asia	2,724	—	2,724	5,138	—	5,138
Europe	1,551	—	1,551	2,706	—	2,706
Total	$9,764	$4,150	$13,914	$20,480	$7,927	$28,407

Major product/service line
PX, pumps and turbo devices	$9,764	$—	$9,764	$20,480	$—	$20,480
License and development	—	3,050	3,050	—	5,298	5,298
Oil & gas products	—	1,100	1,100	—	2,629	2,629
Total	$9,764	$4,150	$13,914	$20,480	$7,927	$28,407

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

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

Contract balances by category are presented in the following table. Prior year amounts have been adjusted for the adoption of ASC 606 on January 1, 2018. See Note 2, “Recent Accounting Pronouncements,” for reconciliation of prior year “As Previously Reported” and “As Adjusted” amounts.

	June 30, 2018	December 31, 2017
	(In thousands)
Trade Receivable	$11,304	$12,465
Contract assets:
Current contract assets	$5,984	$1,413
Non-current contract assets	108	4,865
Total contract assets	$6,092	$6,278

Current contract liabilities:
Customer deposits	$1,236	$414
Deferred revenue:
Cost and estimated earnings in excess of billings	444	805
License and development	15,304	14,024
Product	469	550
Service	198	116
Total current contract liability	17,651	15,909
Non-current contract liabilities, deferred revenue
License and development	33,082	40,469
Product	42	48
Total non-current contract liability	33,124	40,517
Total contract liability	$50,775	$56,426

The Company records unbilled receivables as contract assets. Significant changes in contract assets during the period were as follows.

	June 30, 2018	December 31, 2017
	(In thousands)
Balance, beginning of year	$6,278	$2,015
Transferred to receivables	(2,635)	(2,909)
Additional unbilled receivables	2,449	7,172
Balance, end of period	$6,092	$6,278

The Company records contract liabilities when cash payments are received or due in advance of the Company’s performance. Significant changes in contract liabilities during the period were as follows.

	June 30, 2018	December 31, 2017
	(In thousands)
Balance, beginning of year	$56,426	$62,232
Revenue recognized	(6,155)	(5,892)
Cash received	504	86
Balance, end of period	$50,775	$56,426

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied.

June 30, 2018
(In thousands)
Year:
2018 (remaining six months)	$7,917
2019	13,786
2020	14,300
2021	6,969
2022 and thereafter	5,677
Total	$48,649

The Company applies the practical expedient in ASC 606, paragraph 10-50-14, and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

The Company applies the practical expedient in ASC 606 paragraph 10-65-1(f)(3), and does not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount of revenue for the comparative period ended June 30, 2017.

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

Cost-to-Total Cost (“CTC”) Revenue Recognition - Oil & Gas Segment

IsoBoost and IsoGen systems are highly engineered, customized solutions that are designed and manufactured over an extended period of time and are built specifically to meet a customer’s specifications. Given the facts and circumstances of these projects, the Company concluded that the CTC method of accounting is appropriate for IsoBoost and IsoGen systems. In the event that a purchase order for an IsoBoost or IsoGen system does not meet these facts and circumstances, then the CTC method of accounting does not apply. The Company had one CTC contract for IsoBoost turbochargers in fiscal years 2016 through 2018, which is expected to be completed and shipped in the second half of 2018. A standard assurance type warranty was provided.

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

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cost and estimated earnings on uncompleted contracts is presented in the following table.

		December 31, 2017
	June 30, 2018	As Adjusted	Adoption of New Revenue Standard	As Previously Reported
	(In thousands)
Estimated earnings to date	$6,155	$5,867	$(133)	$6,000
Estimated costs to date	(4,947)	(4,525)	—	(4,525)
Subtotal	1,208	1,342	(133)	1,475
Net billings to date	1,826	2,718	—	2,718
Total	$3,034	$4,060	$(133)	$4,193

Included in accompanying balance sheets:
Unbilled project costs	$3,478	$4,865	$(133)	$4,998
Cost and estimated earnings in excess of billings	(444)	(805)	—	(805)
Total	$3,034	$4,060	$(133)	$4,193

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

The VorTeq License Agreement is comprised of a fifteen-year exclusive license for the Company’s VorTeq technology (“VorTeq”). In performing the obligations under the license, the Company provides research and development services to commercialize the technology in accordance with the Key Performance Indicators (“KPIs”), defined in the VorTeq License Agreement. After commercialization is achieved, payments will be received for the supply and servicing of certain components of the VorTeq. All payments are non-refundable. See Note 14, “VorTeq Partnership and License Agreement.”

The Company recognizes license and development revenue in accordance with ASC 606. Revenue is recognized when control of the promised goods or services is transferred to customers. Stand-alone selling price was established at the inception of the VorTeq License Agreement by taking the transaction to market on a non-exclusive basis, and pricing in an exclusivity premium. Since the VorTeq License Agreement included an up-front non-refundable payment at the inception of the VorTeq License Agreement and future products and services are provided after initial commercialization, the Company completed an analysis and concluded that there was no material right included in the pricing of the VorTeq License Agreement.

Performance obligations, such as the exclusive license to the Missile technology and upgrades prior to and subsequent to the date of full commercial launch, have been identified. Value has been allocated to the performance obligations and revenue is recognized over time based on the input measure of progress of the cost of salaries and wages related to the project prior to full commercialization and ratably for the unspecified upgrades for the period subsequent to full commercialization until the expiration of the VorTeq License Agreement.

Once commercial launch is achieved and cartridges are provided under the contract, revenue from those royalty payments will be recognized in accordance with ASC 842, with the Company as the lessor. It is expected that the cartridge leases will be classified as operating leases, and lease revenue will be recognized as earned.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Income Per Share

Net income is divided by the weighted average number of common shares outstanding during the year to calculate basic net income per common share. Basic earnings per share exclude any dilutive effects of stock options and restricted stock units (“RSUs”).

Diluted net income per common share reflects the potential dilution that would occur if outstanding stock options to purchase common stock were exercised for shares of common stock, using the treasury stock method, and the shares of common stock underlying each outstanding RSU were issued. Diluted earnings per share for the three and six months ended June 30, 2018 and 2017, includes the dilutive effects of stock options and RSUs. Certain shares of common stock issuable under stock options and RSUs have been omitted from the three and six months ended June 30, 2018 and 2017 diluted net income per share calculations because their inclusion is considered anti-dilutive.

The computation of basic and diluted net income per share is presented in the following table. Prior year amounts have been adjusted for the adoption of ASC 606 in the first quarter of 2018. See Note 2, Recent Accounting Pronouncements, for reconciliation of prior year “As Previously Reported” and “As Adjusted” amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Numerator:
Net income	$15,743	$929	$15,017	$1,351

Denominator:
Basic weighted average common shares outstanding	53,747	53,748	53,747	53,786
Weighted average effect of dilutive stock awards	1,659	1,817	1,690	2,018
Diluted weighted average common shares outstanding	55,406	55,565	55,437	55,804

Net income per share:
Basic	$0.29	$0.02	$0.28	$0.03
Diluted	$0.28	$0.02	$0.27	$0.02

The potential common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Anti-dilutive shares excluded from net income per share calculation	1,990	1,962	2,015	1,920

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

	June 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$16,378	$27,780
Restricted cash	894	2,846
Total cash, cash equivalents, and restricted cash	$17,272	$30,626

The Company pledged cash in connection with certain stand-by letters of credit and company credit cards. The Company deposited corresponding amounts into accounts at several financial institutions. See Note 8, “Long-term Debt and Lines of Credit,” for additional discussion related to the Company’s stand-by letters of credit and restricted cash requirements.

Accounts Receivable, net

	June 30, 2018	December 31, 2017
	(In thousands)
Accounts receivable	$11,724	$12,568
Less: Allowance for doubtful accounts	(420)	(103)
Accounts receivable, net	$11,304	$12,465

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or net realizable value and are presented by category in the following table.

	June 30, 2018	December 31, 2017
	(In thousands)
Raw materials	$2,339	$1,899
Work in process	2,594	2,191
Finished goods	1,442	1,424
Inventories, net	$6,375	$5,514

Valuation adjustments for excess and obsolete inventory, reflected as a reduction of inventory at June 30, 2018 and December 31, 2017 was $0.6 million and $0.7 million, respectively.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepaid and Other Current Assets

Prepaid expenses and other current assets by category are presented in the following table.

	June 30, 2018	December 31, 2017
	(In thousands)
Insurance	$263	$256
Interest receivable	472	439
Supplier advances	142	124
Software license	210	193
Other prepaid expenses and current assets	633	330
Total prepaid and other current assets	$1,720	$1,342

Property and Equipment

	June 30, 2018	December 31, 2017
	(In thousands)
Property and equipment	$38,452	$37,535
Less: Accumulated depreciation and amortization	(25,464)	(24,142)
Property and equipment, net	$12,988	$13,393

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities by category are presented in the following table.

	June 30, 2018	December 31, 2017
	(In thousands)
Payroll and commissions payable	$3,402	$6,071
Other accrued expenses and current liabilities	1,755	1,877
Total accrued expenses and other current liabilities	$5,157	$7,948

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Liabilities

Lease liabilities are presented in the following table.

	June 30, 2018	December 31, 2017
	(In thousands)
Lease liabilities	$336	$1,603
Lease liabilities, non-current	13,033	1,698
Total lease liabilities	$13,369	$3,301

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component are presented in the following table.

	Foreign Currency Translation Adjustments	Unrealized Losses on Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2017	$(33)	$(92)	$(125)
Other comprehensive loss, net	(12)	(57)	(69)
Balance, June 30, 2018	$(45)	$(149)	$(194)

There were no reclassifications of amounts out of accumulated other comprehensive loss, as there have been no sales of securities or translation adjustments that impacted other comprehensive loss during the years presented. The tax impact of the changes in accumulated other comprehensive loss was not material.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Investments and Fair Value Measurements

The Company’s cash, cash equivalents and short-term investments are presented in the following table.

	June 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$16,378	$27,780
Short-term investments	72,207	70,020
Total cash, cash equivalents and marketable securities	$88,585	$97,800

As of June 30, 2018, there were no available-for-sale investments reported in Cash and cash equivalents on the Condensed Consolidated Balance Sheets. As of December 31, 2017, available-for-sale investments of $0.3 million were reported in Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Available-for-Sale Investments

The Company’s investments are all classified as available-for-sale. As of June 30, 2018 and December 31, 2017, all available-for-sale investments were classified as short-term, with maturities less than 12 months. There were no sales of available-for-sale investments during the three and six months ended June 30, 2018 and 2017.

Available-for-sale investments as of June 30, 2018 and December 31, 2017 are presented in the following tables.

	June 30, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$11,639	$—	$(8)	$11,631
Corporate notes and bonds	60,429	272	(374)	60,327
Municipal notes and bonds	249	—	—	249
Total available-for-sale investments	$72,317	$272	$(382)	$72,207

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$16,755	$—	$(14)	$16,741
Corporate notes and bonds	53,367	—	(77)	53,290
Municipal notes and bonds	247	—	—	247
Total available-for-sale investments	$70,369	$—	$(91)	$70,278

The Company monitors investments for other-than-temporary impairment. It was determined that unrealized gains and losses at June 30, 2018 and December 31, 2017, are temporary in nature because the changes in market value for these securities resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. In the event that the Company disposes of these securities before maturity, it is expected that the realized gains or losses, if any, will be immaterial.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities are shown by contractual maturity in the following table.

	June 30, 2018
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$72,317	$72,207

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis is presented in the following tables.

	June 30, 2018
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Assets:
Cash equivalents
Money market securities	$8,191	$—	$8,191	$—
Total cash equivalents	8,191	—	8,191	—

Short-term investments
U.S. Treasury securities	$11,631	$—	$11,631	$—
Corporate notes and bonds	60,327	—	60,327	—
Municipal notes and bonds	249	—	249	—
Total short-term investments	72,207	—	72,207	—
Total assets	$80,398	$—	$80,398	$—

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Assets:
Cash equivalents
Corporate notes and bonds	$258	$—	$258	$—
Total cash equivalents	258	—	258	—

Short-term investments
U.S. Treasury securities	16,741	—	16,741	—
Corporate notes and bonds	53,032	—	53,032	—
Municipal notes and bonds	247	—	247	—
Total short-term investments	70,020	—	70,020	—
Total assets	$70,278	$—	$70,278	$—

During the three and six months ended June 30, 2018, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2.

The fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument as of June 30, 2018 and December 31, 2017 are summarized in the following table. All of the Company’s available-for-sale investments were short-term with maturities less than 12 months. Available-for-sale investments that were in an unrealized gain position have been excluded from the following table.

	June 30, 2018		December 31, 2017
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. Treasury securities	$11,631	$(8)	$10,162	$(14)
Corporate notes and bonds	60,327	(374)	53,222	(77)
Municipal notes and bonds	249	—	247	—
Total available-for-sale investments	$72,207	$(382)	$63,631	$(91)

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Goodwill and Intangible Assets

Goodwill

The net carrying amount of goodwill as of June 30, 2018 and December 31, 2017 was $12.8 million. As of June 30, 2018 and December 31, 2017, no impairment of goodwill was recorded in the accompanying Condensed Consolidated Financial Statements.

Other Intangible Assets

The components of identifiable intangible assets, all of which are finite-lived, as of the date indicated were as follows in the table below. All intangible assets are amortized on a straight-line basis over their useful life.

	June 30, 2018	December 31, 2017
	(In thousands)
Finite-lived intangible assets	$6,643	$6,643
Accumulated amortization	(5,689)	(5,374)
Intangible assets, net	$954	$1,269

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Long-term Debt and Lines of Credit

Loans and Stand-by Letters of Credit

Loan and Pledge Agreement

On January 27, 2017, the Company entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with a financial institution (“Financial Institution 2”). The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. The Loan and Pledge Agreement was amended on March 30, 2018 to extend the termination date of the Loan and Pledge Agreement from March 31, 2018 to March 31, 2020, of which the Company paid closing fees of $16 thousand. No other provisions of the Loan and Pledge Agreement was amended. As of June 30, 2018, no amount under the Loan and Pledge Agreement was outstanding.

Stand-by Letters of Credit

The financial institutions where the outstanding amounts of stand-by letters of credit are collateralized by pledged U.S. investments or restricted cash are presented in the following table.

	June 30, 2018	December 31, 2017
	(In thousands)
Financial Institution 1	$770	$1,687
Financial Institution 2	8,496	7,745
Financial Institution 3	—	990
Total	$9,266	$10,422

The Company’s total restricted cash balances by financial institution are presented in the following table. Financial Institution 2 requires pledged U.S. investments in lieu of restricted cash balances.

	June 30, 2018	December 31, 2017
	(In thousands)
Financial Institution 1	$808	$1,771
Financial Institution 3	—	990
Financial Institution 4	86	85
Total	$894	$2,846

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities and equipment under operating leases that expire on various dates through 2028.
In April 2018, the Company renegotiated the Doolittle Lease with the lessor (“New Doolittle Lease”). The New Doolittle Lease is effective from April 2018 through December 2028 and has a renewal term of one additional period of five years. The initial monthly rent is approximately $135 thousand with an annual increase of 3% and a total of nine months of rent abatement.  Under the new lease standard, ASC 842, which was early-adopted by the company in 2018, the New Doolittle Lease was accounted for as a modification with changes in lease term and consideration. As a result, the Company re-measured the lease liability using the updated discount rate using secured borrowing discount rate and revised lease payments and recognized the amount of $10.4 million as an increase to the lease liability, with a corresponding adjustment to the right-of-use asset.

The components of lease expense are presented in the following table.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In thousands)
Operating lease cost	$471	$851

Other information related to the operating leases are presented in the following table.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In thousands)
Cash payments	$176	$611

The weighted average remaining lease term and discount rate as of June 30, 2018 related to the operating leases are presented in the following table.

Weighted average remaining lease term	10.3 years
Weighted average discount rate	6.94%

Maturities of lease liabilities as of June 30, 2018 are presented in the following table.

Lease Amounts
(In thousands)
Year:
2018 (remaining six months)	$353
2019	1,823
2020	1,855
2021	1,653
2022	1,812
Thereafter	11,756
Total	19,252
Less imputed lease interest	(5,883)
Total lease liabilities	$13,369

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warranty

Changes in the Company’s accrued product warranty reserve are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Balance, beginning of period	$359	$398	$366	$406
Warranty costs charged to cost of revenue	87	36	135	91
Utilization charges against reserve	(23)	(2)	(28)	(38)
Release of accrual related to expired warranties	(34)	(58)	(84)	(85)
Balance, end of period	$389	$374	$389	$374

Purchase Obligations

The Company has purchase order arrangements with its vendors for which the Company has not received the related goods or services as of June 30, 2018. These arrangements are subject to change based on the Company’s sales demand forecasts, and the Company has the right to cancel the arrangements prior to the date of delivery. The majority of these purchase order arrangements were related to various raw materials and components parts. As of June 30, 2018, the Company had approximately $6.3 million of open cancellable purchase order arrangements related primarily to materials and parts.

Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, generally limited to personal injury and property damage caused by the Company’s employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2018 and December 31, 2017.

In certain cases, the Company issues warranty and product performance guarantees to its customers for amounts generally equal to 10% or less of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance of our devices. These guarantees are generally stand-by letters of credit that typically remain in place in general for periods of 24 to 36 months, and in some cases up to 68 months. All stand-by letters of credit at June 30, 2018 and December 31, 2017, were in the aggregate for amounts of $9.3 million and $10.4 million, respectively. See Note 8, “Long-term Debt and Lines of Credit,” for additional information about the Company’s stand-by letters of credit arrangements.

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

On February 18, 2016 and July 27, 2016, two derivative action complaints were filed in connection with the Company’s previously reported stockholder class action lawsuit in the Superior Court for the State of California, County of Alameda where the Company was named as a nominal defendant under the captions, Goldberg v. Rooney, et al., HG 16804359, and Gerald McManiman v. Gay, et al., RG 16824960. The complaints have been consolidated under the caption, In Re Energy Recovery, Inc. Derivative Litigation, HG16804359. The consolidated complaint is styled as a derivative action being brought on behalf of the Company and generally alleges breach of fiduciary duty, waste of corporate assets, and unjust enrichment causes of action against the individually named defendants. In March 2018, the Company and the attorneys representing the plaintiffs reached an agreement in principle to settle all outstanding claims in the case. As part of the settlement agreement, the Company has agreed to certain changes to the Company’s corporate governance policies and procedures, and to pay the attorneys representing the plaintiffs legal fees, which will be paid entirely by the Company’s insurer. The settlement agreement was granted preliminary approval by the Superior Court for the State of California, County of Alameda and a final approval hearing has been scheduled for October 2018.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Income Taxes

For the six months ended June 30, 2018, the Company recognized an income tax benefit of $11.5 million, which included a $12.5 million discrete tax benefit. This discrete tax benefit includes a $11.9 million tax benefit related to the income tax effects of a tax election related to a change to the Company’s international tax structure in Ireland that was effective Q2 2018. This resulted in a deferred tax asset related to tax expense recorded on earnings and profits under the US Tax Cut and Jobs Act (“Tax Act”) on deferred revenue not yet recognized under US GAAP. The $11.5 million tax benefit for the six months ended June 30, 2018 also included a $534 thousand discrete tax benefit related to tax deductions from stock-based compensation. For the six months ended June 30, 2017, the Company recognized income tax expense of approximately $236 thousand, which included a $63 thousand discrete tax benefit related to tax deductions from stock-based compensation.
The effective tax rate for the six months ended June 30, 2018 and 2017 was (324.4)% and 14.9%, respectively. Excluding the discrete tax income tax items, the effective tax rate for the six months ended June 30, 2018 and 2017 was 27.8% and 19.3%, respectively.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholder’s Equity

Stock Repurchase Program

On March 7, 2018, the Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, may repurchase up to $10.0 million in aggregate cost of the Company’s outstanding common stock (the “March 2018 Authorization”). Under the March 2018 Authorization, purchases of shares of common stock may be made through September 30, 2018, from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The March 2018 Authorization does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice. Under the March 2018 Authorization, as of June 30, 2018, the Company repurchased 1,193,102 shares at an aggregate cost of $10.0 million. The Company accounts for stock repurchases using the cost method. The aggregate cost includes fees charged in connection with acquiring the outstanding common stock.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stock-based Compensation

Stock-based Compensation Expense

Stock-based compensation expense related to the fair value measurement of awards granted to employees by financial line and by type of award is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Stock-based compensation expense by financial line:
Cost of revenue	$16	$27	$40	$76
General and administrative (1)	455	551	2,131	1,118
Sales and marketing	157	200	419	437
Research and development	313	229	594	489
Total stock-based compensation expense	$941	$1,007	$3,184	$2,120

Stock-based compensation expense by type of award:
Options (1)	$680	$827	$2,344	$1,716
RSUs (1)	261	180	840	404
Total stock-based compensation expense	$941	$1,007	$3,184	$2,120

(1)	First six months of 2018 amounts include modifications of equity awards.

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

Unamortized Stock-based Compensation Costs

Stock-based compensation cost related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period of each award. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of June 30, 2018.

	Unamortized Compensation Costs	Weighted Average Service Period
	(In thousands)	(In years)
Stock options	$6,422	2.62
RSUs	3,066	2.6
Total	$9,488

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vested Stock Options and RSUs

The total grant date fair value of stock options and RSUs vested during the period are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Stock options	$1,256	$1,217	$2,517	$2,389
RSUs	116	96	625	532
Total grant date fair value of stock options and RSUs vested during the period	$1,372	$1,313	$3,142	$2,921

Stock Option Activities

The following table summarizes the stock option activities under the Company’s 2016 Incentive Plan (“2016 Plan”) and Amended and Restated 2008 Equity Incentive Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
	(In thousands, except for weighted average exercise price and weighted average remaining contractual life)
Balance, December 31, 2017	5,092	$5.43	6.6	$17,735
Granted	989	7.67
Exercised	(731)	3.32		3,760
Forfeited	(104)	7.55
Balance, June 30, 2018	5,246	$6.10	6.7	$11,913
Vested and exercisable as of June 30, 2018	3,338	$5.33	5.6	$9,843
Vested and exercisable as of June 30, 2018 and expected to vest thereafter	4,991	$6.02	6.6	$11,741

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock at the time of exercise. The aggregate intrinsic value at June 30, 2018 is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock as of June 30, 2018 or the last trading day prior to June 30, 2018. The aggregate intrinsic value at December 31, 2017 is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock as of December 31, 2017 or the last trading day prior to December 31, 2017.

Restricted Stock Unit Activities

The following table summarizes the RSU activities under the 2016 Plan.

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except for weighted average grant-date fair value)
Balance, December 31, 2017	274	$9.54
Awarded	280	7.74
Vested	(65)	9.58
Forfeited	—	—
Balance, June 30, 2018	489	8.50

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
The Company’s reportable operating segments consist of the Water segment and the Oil & Gas segment. These segments are based on the industries in which the products are sold, the type of energy recovery device sold, and the related products and services. The Water segment consists of revenue associated with products sold for use in reverse osmosis water desalination, as well as the related identifiable expenses. The Oil & Gas segment consists of product revenue associated with products sold for use in gas processing, chemical processing, and hydraulic fracturing and license and development revenue associated with hydraulic fracturing, as well as related identifiable expenses. Operating income (loss) for each segment excludes other income and expenses and certain corporate expenses managed outside the operating segment, such as income taxes and other separately managed general and administrative expenses not related to the identified segments. Assets and liabilities are reviewed at the consolidated level by the CODM and are not accounted for by segment. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

The summary of financial information by segment is presented in the following tables.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands)
Product revenue	$17,116	$290	$17,406	$28,164	$300	$28,464
Product cost of revenue	5,640	336	5,976	8,868	422	9,290
Product gross profit	11,476	(46)	11,430	19,296	(122)	19,174

License and development revenue	—	3,358	3,358	—	6,107	6,107

Operating expenses:
General and administrative	666	371	1,037	971	1,022	1,993
Sales and marketing	1,363	318	1,681	2,808	662	3,470
Research and development	230	3,375	3,605	474	7,040	7,514
Amortization of intangibles	158	—	158	316	—	316
Operating expenses	2,417	4,064	6,481	4,569	8,724	13,293

Operating income (loss)	$9,059	$(752)	8,307	$14,727	$(2,739)	11,988

Less: Corporate operating expenses			4,067			9,079
Consolidated operating income			4,240			2,909
Non-operating income			381			629
Income before income taxes			$4,621			$3,538

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior year amounts in the following table have been adjusted for the adoption of ASC 606 in the first quarter of 2018. See Note 2, Recent Accounting Pronouncements, for reconciliation of prior year “As Previously Reported” and “As Reported” amounts.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands)
Product revenue	$9,764	$1,100	$10,864	$20,480	$2,629	$23,109
Product cost of revenue	2,705	867	3,572	6,229	1,955	8,184
Product gross profit	7,059	233	7,292	14,251	674	14,925

License and development revenue	—	3,050	3,050	—	5,298	5,298

Operating expenses:
General and administrative	313	375	688	631	724	1,355
Sales and marketing	1,244	563	1,807	2,743	1,204	3,947
Research and development	232	2,819	3,051	494	5,065	5,559
Amortization of intangibles	158	—	158	316	—	316
Operating expenses	1,947	3,757	5,704	4,184	6,993	11,177

Operating income (loss)	$5,112	$(474)	4,638	$10,067	$(1,021)	9,046

Less: Corporate operating expenses			3,632			7,687
Consolidated operating income			1,006			1,359
Non-operating income			111			228
Income before income taxes			$1,117			$1,587

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

On October 14, 2015, the Company and the VorTeq Licensee entered into the VorTeq License Agreement, which provides the VorTeq Licensee with exclusive worldwide rights to the Company’s VorTeq technology for use in hydraulic fracturing onshore applications. The VorTeq License Agreement provides an exception for Liberty’s contractual rights to utilize the VorTeq. In performing the obligations under the agreement, the Company provides research and development services to commercialize the technology in accordance with the KPIs, defined in the VorTeq License Agreement. After commercialization is achieved, royalty payments will be received for the supply and servicing of cartridges. All payments are non-refundable.

The VorTeq is made up of Pressure Exchanger cartridges, housed in a high-pressure manifold (the “Missile”) though which a motive fluid is used to pressurize hydraulic fracturing fluid, which is processed and sent down the well bore. The VorTeq License Agreement includes up to $125.0 million in upfront consideration paid in stages: (i) a $75.0 million non-refundable upfront exclusivity payment; and (ii) two milestone payments of $25.0 million each upon achievement of successful tests in accord with KPIs specified in the VorTeq License Agreement (“Milestone Payment 1 and 2”). Milestone Payment 1 of $25.0 million is payable upon a successful five stage yard test at the VorTeq Licensee’s test facility. The Milestone Payment 2 of $25.0 million is payable upon a successful twenty stage hydraulic fracturing at one of the VorTeq Licensee’s customer’s live well. The achievement of each milestone and the receipt of each of the related payments are subject to a high degree of uncertainty.

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

See Note 2, “Recent Accounting Pronouncements,” and Note 3, “Revenues,” for further discussion of revenue recognition.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, including “Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and certain information incorporated by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions, or strategies regarding the future.

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

Certain prior year amounts in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” have been reclassified to conform to the current year presentation due to the adoptions of Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), ASU No. 2016-08 (“ASU 2016-08”), Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10 (“ASU 2016-10”), Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing, also referred to as “ASC 606” or “New Revenue Standard,” the adoption of ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), also referred to as “ASC 842” or “New Lease Standard,” and the adoption of ASU 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230): Restricted Cash, also referred to as “New Cash Flow Presentation Standard.” See Notes 2, “Recent Accounting Pronouncements,” and 3, “Revenues,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for further discussion on the adoption of ASC 606 and a reconciliation between prior year “As Previously Reported” and “As Adjusted” amounts.

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

The implementation of ASC 606 for license and development revenue resulted in a material difference in the timing of revenue recognition under the new standard, with an overall acceleration of the recognition of deferred revenue for VorTeq license agreement (the “VorTeq License Agreement”) that the company entered into with the Vorteq licensee. The amounts below have been adjusted for adoption of ASC 606. See Notes 2, “Recent Accounting Pronouncements,” and 3, “Revenues,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for further discussion on the adoption of ASC 606 and a reconciliation between prior year “As Previously Reported” and “As Adjusted” amounts.

Since the full retrospective method was adopted, the Company has fully comparable period to period results.

	Three Months Ended June 30,						Six Months Ended June 30,
	2018		2017		Change		2018		2017		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except for percentages)
Product revenue	$17,406	84%	$10,864	78%	$6,542	60%	$28,464	82%	$23,109	81%	$5,355	23%
License and development revenue	3,358	16%	3,050	22%	308	10%	6,107	18%	5,298	19%	809	15%
Total revenue	$20,764	100%	$13,914	100%	$6,850	49%	$34,571	100%	$28,407	100%	$6,164	22%

Product Revenue by Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
			$	%			$	%
	(In thousands, except for percentages)
Water	$17,116	$9,764	$7,352	75%	$28,164	$20,480	$7,684	38%
Oil & Gas	290	1,100	(810)	(74%)	300	2,629	(2,329)	(89%)
Total product revenue	$17,406	$10,864	$6,542	60%	$28,464	$23,109	$5,355	23%

During the three months ended June 30, 2018, compared to the three months ended June 30, 2017, Water segment product revenue increased $7.4 million, or 75%, due primarily to an increase of $6.4 million of MPD shipments, and an increase of $1.0 million of AM shipments. For the six months ended June 30, 2018, compared to the six months ended June 30, 2017, water segment product revenue increased $7.7 million, or 38%, due primarily to an increase of $4.8 million of MPD shipments, an increase of $1.9 million of AM shipments, and an increase of $1.0 million of OEM.

During the three months ended June 30, 2018, compared to the three months ended June 30, 2017, Oil & Gas segment product revenue decreased $0.8 million, or (74%), due primarily to lower CTC revenue recognition associated with the sale of multiple IsoBoost systems. For the six months ended June 30, 2018, compared to the six months ended June 30, 2017, Oil & Gas segment product revenue decreased $2.3 million, or (89%), due primarily to lower CTC revenue recognition associated with the sale of multiple IsoBoost systems.

A limited number of our customers account for a substantial portion of our product revenue in the Water and Oil & Gas segments. Revenue from our top 10 customers represented 70%, 65%, 66% and 66% of our product revenues in the three and six months ended June 30, 2018 and 2017, respectively. Customers representing 10% or more of product revenue varies from period to period and are presented in the following table.

		Three Months Ended June 30,		Six Months Ended June 30,
	Segment	2018	2017	2018	2017
Customer A	Water	12%	20%	21%	13%
Customer B	Oil & Gas	—%	10%	—%	11%
Customer C	Water	31%	—%	19%	—%
Customer D	Water	—%	—%	—%	18%

Product revenue attributable to domestic and international sales as a percentage of total product revenue is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Domestic revenue	4%	6%	4%	4%
International revenue	96%	94%	96%	96%
Total product revenue	100%	100%	100%	100%

License and Development Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
			$	%			$	%
	(In thousands, except for percentages)
Oil & Gas	$3,358	$3,050	$308	10%	$6,107	$5,298	$809	15%

In October 2015, through our subsidiary ERI Energy Recovery Ireland Ltd., we entered into the VorTeq License Agreement. License and development revenue increased $0.3 million, or 10%, and $0.8 million, or 15%, in the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, due primarily to higher costs incurred according to input measured based revenue recognition methodology under ASC 606.

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

Product Gross Profit and Margin

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands, except for percentages)
Product gross profit	$11,476	$(46)	$11,430	$7,059	$233	$7,292
Product gross margin	67.0%	(15.9%)	65.7%	72.3%	21.2%	67.1%

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands, except for percentages)
Product gross profit	$19,296	$(122)	$19,174	$14,251	$674	$14,925
Product gross margin	68.5%	(40.7%)	67.4%	69.6%	25.6%	64.6%

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components.

In the three months ended June 30, 2018, compared to the three months ended June 30, 2017, product gross profit increased $4.1 million, or 57%, due primarily to higher MPD volume of $5.2 million, AM volume of $0.7 million offset by unfavorable price and mix of $1.9 million. In the six months ended June 30, 2018, compared to the six months ended June 30, 2017, product gross profit increased $4.2 million, or 28%, due primarily to higher MPD volume of $3.5 million, higher OEM volume of $0.7 million, higher AM volume of $1.3 million, offset by lower O&G volume of $0.6 million and unfavorable price and product mix of $0.8 million.

Product gross margin decreased by 1.4 percentage points to 65.7% in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, due primarily to unfavorable price and product mix. Product gross margin increased by 2.8 percentage points to 67.4% in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, due primarily to increased Water sales volume, partially offset by unfavorable price and product mix.

Operating Expenses

	Three Months Ended June 30,						Six Months Ended June 30,
	2018		2017		Change		2018		2017		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except for percentages)
Total revenue	$20,764	100%	$13,914	100%	$6,850	49%	$34,571	100%	$28,407	100%	$6,164	22%
Operating expenses:
General and administrative	$4,927	24%	$3,927	28%	$1,000	25%	$10,764	31%	$8,335	29%	$2,429	29%
Sales and marketing	1,858	9%	2,174	16%	(316)	(15%)	3,770	11%	4,627	16%	(857)	(19%)
Research and development	3,605	17%	3,077	22%	528	17%	7,522	22%	5,586	20%	1,936	35%
Amortization of intangible assets	158	1%	158	1%	—	—%	316	1%	316	1%	—	—%
Total operating expenses	$10,548	51%	$9,336	67%	$1,212	13%	$22,372	65%	$18,864	66%	$3,508	19%

General and Administrative

General and administrative expense increased $1.0 million, or 25%, in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, due primarily to higher bad debt expense of $0.4 million, employee-related compensation and benefits of $0.2 million and higher professional services of $0.3 million.

General and administrative expense increased $2.4 million, or 29%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, mainly due to higher employee-related compensation and benefits expenses of $1.7 million and higher facility cost and bad debt of $0.5 million. Employee-related compensation and benefits included an increase in salary and wages of $0.6 million, and a stock-based compensation increase of $1.0 million, due primarily to a $0.9 million equity award modification charge chiefly related to the modification of certain equity awards held by the Company’s former President and Chief Executive Officer, who resigned on February 24, 2018, in consideration for his entering into a Settlement Agreement and Release.

Sales and Marketing

For the three months ended June 30, 2018, compared to the three months ended June 30, 2017, sales and marketing expense decreased $0.3 million, or (15%), and for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, sales and marketing expense decreased $0.9 million, or 19%. In both periods, the decrease was due primarily to lower employee-related compensation and benefits.

Research and Development

For the three months ended June 30, 2018, compared to the three months ended June 30, 2017, research and development expense increased $0.5 million, or 17%, due primarily to higher depreciation costs of $0.2 million and higher occupancy costs of $0.2 million.

Research and development expense increased $1.9 million, or 35%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, due primarily to increased R&D supplies of $0.6 million, higher depreciation of $0.5 million, and testing equipment rental of $0.4 million, and occupancy of $0.2 million.

Amortization of Intangible Assets

Amortization of intangible assets is related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. There was no material change in our amortization amounts in the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017.

Other Income (Expense), net

	Three Months Ended June 30,						Six Months Ended June 30,
	2018		2017		Change		2018		2017		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except for percentages)
Total revenue	$20,764	100%	$13,914	100%	$6,850	49%	$34,571	100%	$28,407	100%	$6,164	22%
Other income (expense):
Interest income	$373	2%	$198	1%	$175	88%	$674	2%	$369	1%	$305	83%
Interest expense	(1)	—%	—	—%	(1)		(1)	—%	(1)	—%	—	—%
Other non-operating (expense) income, net	9	—%	(87)	(1%)	96	(110%)	(44)	—%	(140)	—%	96	(69%)
Total other income, net	$381	2%	$111	1%	$270	243%	$629	2%	$228	1%	$401	176%

Total other income (expense), net increased in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, and in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, due to primarily to interest income on higher investment balances.

Income Taxes

For the six months ended June 30, 2018, the Company recognized an income tax benefit of $11.5 million, which included a $12.5 million discrete tax benefit. This discrete tax benefit includes an $11.9 million tax benefit related to the income tax effects of a tax election related to a change to the Company’s international tax structure in Ireland that was effective Q2 2018. This resulted in a deferred tax asset related to tax expense recorded on earnings and profits under the Tax Act on deferred revenue not yet recognized under US GAAP. This election resulted in the recognition of U.S. federal and state deferred tax assets related to existing Irish company book-tax temporary differences as a tax benefit in Q2 2018. The $11.5 million tax benefit for the six months ended June 30, 2018 also included a $534 thousand discrete tax benefit related to tax deductions from stock-based compensation. For the six months ended June 30, 2017, the Company recognized income tax expense of approximately $236 thousand, which included a $63 thousand discrete tax benefit related to tax deductions from stock-based compensation.
The effective tax rate for the six months ended June 30, 2018 and 2017 was (324.4)% and 14.9%, respectively. Excluding the discrete tax income tax items, the effective tax rate for the six months ended June 30, 2018 and 2017 was 27.8% and 19.3%, respectively.

Liquidity and Capital Resources

Overview

Our primary source of cash to fund our operations and capital expenditures has been proceeds from customer payments for our products and services and the issuance of common stock.

As of June 30, 2018, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $16.4 million that are primarily invested in money market funds, short-term investments of $72.2 million that are primarily invested in marketable debt instruments, such as corporate notes and bonds, municipal notes and bonds and U.S. Treasury securities, and accounts receivable, net of allowances of $11.3 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed.

As of June 30, 2018, our unrestricted cash, cash equivalents and short-term investments held outside the U.S. was $38.9 million. Our intent has been to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. On December 22, 2017, the“Tax Act” was enacted into law. In light of the new tax regulations, we are reviewing our prior position on the reinvestment of the earnings of our foreign subsidiaries outside of the U.S.

At both June 30, 2018 and 2017, we had $6.0 million and $6.3 million, respectively, of short-term contract assets which represents unbilled receivables. In the Water segment, we have contract assets pertaining to customer contractual holdback provisions, whereby we will invoice the final retention payment(s) due under certain sales contracts in the next 12 months. The customer holdbacks represent amounts intended to provide a form of security for the customer; accordingly, these contract assets have not been discounted to present value. In the Oil & Gas segment, we had unbilled receivables, net of unbilled project costs, of $3.0 million at June 30, 2018. See Note 3, “Revenues,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for additional information about our cost and estimated earnings on uncompleted contracts.

Loan Agreements

On January 27, 2017, we entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with a financial institution. The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. Under the Loan and Pledge Agreement, we are allowed to borrow and request letters of credit against the eligible assets held from time to time in the pledged account maintained with the financial institution. Revolving loans incur interest per annum at a base rate equal to the London Interbank Offered Rate (also referred to as “LIBOR”) plus 1.5%. Any default bears the aforementioned interest rate plus an additional 2%. The unused portion of the credit line is subject to a fee equal to the product of 0.2% per annum multiplied by the difference, if positive, between $16.0 million and the average daily balance of all advances under the committed facility plus aggregate average daily undrawn amounts of all letters of credit issued under the committed facility during the immediately preceding month or portion thereof. We are subject to certain financial and administrative covenants under the Loan and Pledge Agreement. The Loan and Pledge Agreement was amended on March 30, 2018 to extend the termination date of the Loan and Pledge Agreement from March 31, 2018 to March 31, 2020, of which the Company paid closing fees of $16 thousand. No other provisions of Loan and Pledge Agreement were amended. As of June 30, 2018, we were in compliance with these covenants. See Note 8, “Long-term Debt and Lines of Credit,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for additional information about our loan agreement.

Stand-by Letters of Credit

At June 30, 2018, we have stand-by letters of credit with various financial institutions totaling $9.3 million whereby we are required to maintain a restricted cash balance of $0.8 million and a U.S. investment balance of $8.5 million. Stand-by letters of credit at are subject to fees based on the amount of the letter of credit that are payable quarterly and are non-refundable. See Note 8, “Long-term Debt and Lines of Credit,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for additional information about our stand-by letters of credit arrangements.

Share Repurchase Programs

Our Board of Directors has authorized various share repurchase programs since 2012. On March 7, 2018, our Board of Directors authorized a share repurchase program (the “March 2018 Authorization”) under which the Company, at the discretion of management, may repurchase up to $10.0 million in aggregate cost of our outstanding common stock through September 30, 2018. As of June 30, 2018, we have repurchased 1,193,102 shares for $10.0 million under the March 2018 Authorization. Since the initial authorization of the share repurchase programs, we have spent an aggregate $30.3 million, excluding commissions, to repurchase 5.5 million shares.

Cash Flows

Our cash flows are presented in the following table.

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash used in operating activities	$(1,670)	$(5,984)
Net cash used in investing activities	(4,015)	(22,418)
Net cash used in financing activities	(7,691)	(794)
Effect of exchange rate differences on cash and cash equivalents	22	(15)
Net change in cash, cash equivalents and restricted cash	$(13,354)	$(29,211)

Cash Flows from Operating Activities

Cash used in operating activities is generated by net income adjusted for certain non-cash items and changes in assets and liabilities.

Cash used in operating activities was lower in the six months ended June 30, 2018, compared to the cash used in six months ended June 30, 2017, by $4.3 million, due to higher cash generated from current year-to-date net income adjusted for non-cash items as compared to prior year-to-date net income adjusted for non-cash items. The current year-to-date net income included higher stock-based compensation expense, primarily due to a one-time equity award modification adjustment of $0.9 million related to the modification of certain equity awards held by the Company’s former President and Chief Executive Officer, who resigned on February 24, 2018, in consideration for his entering into a Settlement Agreement and Release.

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

Cash used in investing activities of $4.0 million during the six months ended June 30, 2018 was primarily due to $40.6 million in maturities of marketable security investments, partially offset by $43.1 million used to purchase investments and $1.5 million for capital expenditures.

Cash used in investing activities of $22.4 million during the six months ended June 30, 2017 was primarily due to $31.1 million used to purchase investments and $3.8 million for capital expenditures, partially offset by $12.5 million in maturities of marketable security investments.

Cash Flows from Financing Activities

Cash used in financing activities of $7.7 million during the six months ended June 30, 2018 was primarily due to $10.0 million to repurchase our common stock related to a repurchase program, partially offset by $2.4 million received from the purchase of common stock through stock option exercises.

Cash used in financing activities of $0.8 million during the six months ended June 30, 2017 was primarily due to $4.3 million used to repurchase our common stock related to a repurchase program and $0.2 million used for taxes paid related to net share settlement of RSUs, partially offset by $3.7 million received from the purchase of common stock through stock option exercises.

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

Contractual Obligations

We lease facilities and equipment under fixed non-cancellable operating leases that expire on various dates through 2028. Additionally, in the course of our normal operations, we have entered into cancellable purchase commitments with our suppliers for various key raw materials and component parts. The purchase commitments covered by these arrangements are subject to change based on our sales forecasts for future deliveries.

The following is a summary of our contractual obligations as of June 30, 2018.

	Payments Due by Period
	1 Year	2-3 Years	4-5 Years	5+ Years	Total
	(6 months)	(2019 - 2020)	(2021 - 2022)	(2023+)
	(In thousands)
Operating leases	$353	$3,678	$3,465	$11,756	$19,252
Loan payable	6	16	—	—	22
Purchase obligations(1)	6,278	2	—	—	6,280
	$6,637	$3,696	$3,465	$11,756	$25,554

(1) Purchase obligations are related to open purchase orders for materials and supplies

This table excludes agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of June 30, 2018, we believe that our exposure related to these guarantees and indemnities as of June 30, 2018 was not material.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The majority of our revenue contracts have been denominated in U.S. Dollars (“USD”). The amount of revenue recognized in foreign currencies during the three and six months ended June 30, 2018 and year ended December 31, 2017 were not material.

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

Our investment portfolio includes fixed income marketable debt securities, including amounts classified as cash equivalents and short-term investments. At June 30, 2018, all of our investments were classified as short-term, with maturity dates less than 12 months, and totaled approximately $72.2 million. These investments were presented in Short-term investments on our Condensed Consolidated Balance Sheets as of June 30, 2018. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than seven months. A hypothetical 1% increase in interest rates would have resulted in an approximately $0.3 million decrease in the fair value of our fixed-income debt securities as of June 30, 2018.

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

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares or Approximate Dollar Value That May Yet be Purchased Under the Program
				(In thousands)
April 1 – April 30, 2018	628,852	$8.3098	1,038,702	$1,261
May 1 – May 31, 2018	154,400	8.1354	1,193,102	—
June 1 – June 30, 2018	—	—	1,193,102	—

(1)	Excluding commissions

Pursuant to the March 2018 Authorization, the Company, at the discretion of management, could repurchase up to $10.0 million in aggregate cost of our outstanding common stock. As of June 30, 2018, 1,193,102 shares at an aggregate cost of $10.0 million had been repurchased under the March 2018 Authorization. The aggregate cost includes fees charged in connection with acquiring the outstanding common stock.

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

ENERGY RECOVERY, INC.

Dated:	August 2, 2018	By:	/s/ CHRIS GANNON
Chris Gannon
President and Chief Executive Officer, and Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Offer of Promotion of President and Chief Executive Officer.Energy Recovery. Inc.	8-K	001-34112	10.1	5/8/2018	X
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