Form 10-Q
period 2018-09-30
Energy Recovery, Inc.
filed 2018-11-01
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 29, 2018, there were 53,862,290 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(In thousands, except share data and par value)
ASSETS
Current assets:
Cash and cash equivalents	$33,394	$27,780
Restricted cash	509	2,664
Short-term investments	65,446	70,020
Accounts receivable, net of allowance for doubtful accounts of $384 and $103 at September 30, 2018 and December 31, 2017, respectively	7,666	12,465
Contract assets	3,237	6,278
Inventories	6,275	5,514
Income Tax Receivable	205	—
Prepaid expenses and other current assets	2,329	1,342
Total current assets	119,061	126,063
Restricted cash, non-current	86	182
Contract assets, non-current	108	—
Long-term investments	2,341	—
Deferred tax assets, non-current	18,082	7,933
Property and equipment, net	15,634	13,393
Operating lease, right of use asset	12,428	2,843
Goodwill	12,790	12,790
Other intangible assets, net	796	1,269
Other assets, non-current	287	12
Total assets	$181,613	$164,485
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,515	$4,091
Accrued expenses and other current liabilities	6,646	7,948
Lease liabilities	764	1,603
Income taxes payable	—	432
Accrued warranty reserve	409	366
Contract liabilities	15,899	15,909
Current portion of long-term debt	12	11
Total current liabilities	28,245	30,360
Long-term debt, less current portion	7	16
Lease liabilities, non-current	12,797	1,698
Contract liabilities, non-current	30,727	40,517
Other non-current liabilities	242	—
Total liabilities	72,018	72,591
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 59,230,828 shares issued and 53,774,893 shares outstanding at September 30, 2018 and 58,168,433 shares issued and 53,905,600 shares outstanding at December 31, 2017	59	58
Additional paid-in capital	157,008	149,006
Accumulated comprehensive loss	(101)	(125)
Treasury stock, at cost, 5,455,935 shares repurchased at September 30, 2018 and 4,262,833 shares repurchased at December 31, 2017	(30,486)	(20,486)
Accumulated deficit	(16,885)	(36,559)
Total stockholders’ equity	109,595	91,894
Total liabilities and stockholders’ equity	$181,613	$164,485
See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Product revenue	$18,578	$13,860	$47,042	$36,969
Product cost of revenue	5,022	4,217	14,312	12,401
Product gross profit	13,556	9,643	32,730	24,568

License and development revenue	3,661	3,197	9,768	8,495

Operating expenses:
General and administrative	5,266	4,034	16,030	12,369
Sales and marketing	1,873	2,061	5,643	6,688
Research and development	4,270	3,038	11,792	8,624
Amortization of intangible assets	158	157	474	473
Total operating expenses	11,567	9,290	33,939	28,154
Income from operations	5,650	3,550	8,559	4,909

Other income (expense):
Interest income	369	243	1,043	612
Interest expense	—	(1)	(1)	(2)
Other non-operating expense, net	(22)	(10)	(66)	(150)
Total other income, net	347	232	976	460
Income before income taxes	5,997	3,782	9,535	5,369
(Benefit from) provision for income taxes	1,339	310	(10,140)	546
Net income	$4,658	$3,472	$19,675	$4,823

Income per share:
Basic	$0.09	$0.06	$0.37	$0.09
Diluted	$0.08	$0.06	$0.36	$0.09

Number of shares used in per share calculations:
Basic	53,665	53,580	53,719	53,717
Diluted	55,295	55,140	55,382	55,571

See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$4,658	$3,472	$19,675	$4,823
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5	13	(7)	48
Unrealized gain (loss) on investments	88	(3)	31	(7)
Other comprehensive income, net of tax	93	10	24	41
Comprehensive income	$4,751	$3,482	$19,699	$4,864

See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash Flows From Operating Activities:
Net income	$19,675	$4,823
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	4,226	3,136
Depreciation and amortization	2,898	2,704
Amortization of premiums on investments	380	379
Provision for warranty claims	213	145
Reversal of accruals related to expired warranties	(171)	(237)
Unrealized loss on foreign currency translation	—	69
Provision for doubtful accounts	336	16
Adjustments for excess or obsolete inventory	132	(230)
Deferred income taxes	(10,150)	(244)
Loss on disposal of fixed assets	58	—
Other non-cash adjustments	—	(145)
Changes in operating assets and liabilities:
Accounts receivable	4,463	(186)
Contract assets	2,934	(2,956)
Inventories	(894)	(1,503)
Prepaid and other assets	(445)	(350)
Accounts payable	(2,198)	1,831
Accrued expenses and other liabilities	(1,270)	(2,232)
Income taxes	(638)	718
Contract liabilities	(9,800)	(7,910)
Net cash provided by (used in) operating activities	9,749	(2,172)
Cash Flows From Investing Activities:
Maturities of marketable securities	62,213	30,977
Purchases of marketable securities	(60,334)	(64,530)
Capital expenditures	(2,029)	(6,843)
Net cash used in investing activities	(150)	(40,396)
Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	3,873	3,722
Tax payment for employee shares withheld	(115)	(228)
Repayment of long-term debt	(8)	(8)
Repurchase of common stock	(10,000)	(4,276)
Net cash used in financing activities	(6,250)	(790)
Effect of exchange rate differences on cash and cash equivalents	14	(55)
Net change in cash, cash equivalents and restricted cash	3,363	(43,413)
Cash, cash equivalents and restricted cash, beginning of year	30,626	65,748
Cash, cash equivalents and restricted cash, end of period	$33,989	$22,335

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

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2017 Condensed Consolidated Balance Sheet was derived from audited financial statements, and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The September 30, 2018 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2018.

In the opinion of management, all adjustments, consisting of normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements. The accounting policies that reflect the Company’s more significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results are revenue recognition; capitalization of research and development assets; allowance for doubtful accounts; valuation of right of use asset and lease liability; allowance for product warranty; valuation of stock options; valuation and impairment of goodwill and acquired intangible assets; useful lives for depreciation and amortization; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies. Those estimates could change, and as a result, actual results could differ materially from those estimates.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), referred to as Accounting Standards Codification (“ASC”) 606 (“ASC 606”) or the “New Revenue Standard.” ASC 606 supersedes the revenue recognition requirements of ASC 605, Revenue Recognition, and requires entities to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services.

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

License and development revenue under ASC 606, which includes both the upfront non-refundable $75.0 million exclusivity payment and the two milestone payments of $25.0 million each, when determined probable, is comprised of:

•
revenue recognition over time based on an input measure of progress based on a cost driver, which management has determined is the best estimate of the progress made on the project during the period from inception until full commercialization, for the amount allocated to the exclusive Missile (as defined in Note 14, “VorTeq Partnership and License Agreement”) license, and research and development services, and

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•
revenue recognition related to stand-ready, when and if available, upgrades subsequent to full commercialization, recognized over time ratably over the period, which matches the transfer of benefit to the customer on a daily basis, commencing after full commercial launch until the expiration of the contract.

The changes in license and development revenue due to the adoption of ASC 606 are as follows.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
License and development revenue, as previously reported	$5,000	$5,000	$1,042
Increase in revenue due to adoption of the New Revenue Standard	6,106	3,069	290
License and development revenue, as adjusted	$11,106	$8,069	$1,332

The changes in the contract liability balance related to license and development revenue due to the adoption of ASC 606 are as follows.

	December 31, 2017	December 31, 2016
	(In thousands)
License and development contract liability, as previously reported	$63,958	$68,958
Decrease in contract liability due to adoption of the New Revenue Standard	9,465	3,359
License and development contract liability, as adjusted	$54,493	$65,599

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

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Previously Reported	Adoption of New Revenue Standard	As Adjusted	As Previously Reported	Adoption of New Revenue Standard	As Adjusted
	(In thousands, except for per share data)
Product revenue	$13,834	$26	$13,860	$37,017	$(48)	$36,969
Product cost of revenue	4,254	(37)	4,217	12,394	7	12,401
Product gross profit	$9,580	$63	$9,643	$24,623	$(55)	$24,568

License and development revenue	$1,250	$1,947	$3,197	$3,750	$4,745	$8,495

Income from operations	1,540	2,010	3,550	219	4,690	4,909
Income before income taxes	1,772	2,010	3,782	679	4,690	5,369
(Benefit from) provision for income taxes	66	244	310	(46)	592	546
Net income	1,706	1,766	3,472	725	4,098	4,823

Income per share:
Basic	$0.03	$0.03	$0.06	$0.01	$0.08	$0.09
Diluted	$0.03	$0.03	$0.06	$0.01	$0.08	$0.09
Number of shares used in per share calculations:
Basic	53,580	—	53,580	53,717	—	53,717
Diluted	55,140	—	55,140	55,571	—	55,571

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates changes in the Company’s segment activities as previously reported prior to, and as adjusted subsequent to, the adoption of the New Revenue Standard effective January 1, 2018.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Previously Reported	Adoption of New Revenue Standard	As Adjusted	As Previously Reported	Adoption of New Revenue Standard	As Adjusted
	(In thousands)
Water
Product revenue	$13,227	$—	$13,227	$33,707	$—	$33,707
Product cost of revenue	3,818	(44)	3,774	10,003	—	10,003
Product gross profit	$9,409	$44	$9,453	$23,704	$—	$23,704

Income from operations	$7,306	$44	$7,350	$17,417	$—	$17,417

Oil & Gas
Product revenue	$607	$26	$633	$3,310	$(48)	$3,262
Product cost of revenue	436	7	443	2,391	7	2,398
Product gross profit	$171	$19	$190	$919	$(55)	$864

License and development revenue	$1,250	$1,947	$3,197	$3,750	$4,745	$8,495

Income (loss) from operations	(2,040)	1,966	(74)	(5,785)	4,690	(1,095)

The following table illustrates changes in the Condensed Consolidated Statement of Comprehensive Income as previously reported prior to, and as adjusted subsequent to, the adoption of the New Revenue Standard effective January 1, 2018.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Previously Reported	Adoption of New Revenue Standard	As Adjusted	As Previously Reported	Adoption of New Revenue Standard	As Adjusted
	(In thousands)
Net income	$1,706	$1,766	$3,472	$725	$4,098	$4,823
Comprehensive income	1,716	1,766	3,482	766	4,098	4,864

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates changes in the Condensed Consolidated Statement of Cash Flows as previously reported prior to, and as adjusted subsequent to, the adoption of the New Revenue Standard and New Cash Flow Presentation Standard effective January 1, 2018.

	Nine Months Ended September 30, 2017
	As Previously Reported	Adoption of New Revenue Standard	Adoption of New Cash Flow Presentation Standard	As Adjusted
	(In thousands)
Net income	$725	$4,098	$—	$4,823
Changes in operating assets and liabilities:
Accounts receivable	(186)	—	—	(186)
Contract assets	(3,011)	55	—	(2,956)
Inventories	(1,503)	—	—	(1,503)
Prepaid and other assets	(350)	—	—	(350)
Accounts payable	1,831			1,831
Accrued expenses and other liabilities	(1,728)	(504)	—	(2,232)
Income taxes	126	592	—	718
Contract liabilities	(3,669)	(4,241)	—	(7,910)
Net cash used in operating activities	(2,172)	—	—	(2,172)

Restricted cash	1,294	—	(1,294)	—
Net cash used in investing activities	(39,102)	—	(1,294)	(40,396)

Net change in cash, cash equivalents and restricted cash	(42,119)	—	(1,294)	(43,413)
Cash, cash equivalents and restricted cash, beginning of year	61,364	—	4,384	65,748
Cash, cash equivalents and restricted cash, end of period	19,245	—	3,090	22,335

Recently issued accounting pronouncement not yet adopted

In June 2016, the FASB issued ASU 2016-13 (“ASU 2016-13”), “Financial Instruments - Credit Losses” (Topic 326). The FASB issued this update to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the existing guidance of incurred loss impairment methodology with an approach that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

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

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Revenues

Adoption of ASC 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606 using the full retrospective transition method. The Company recorded a net reduction to opening retained earnings of $0.3 million as of January 1, 2016, due to the cumulative impact of adopting ASC 606. The impact to revenues as a result of applying ASC 606 was an increase of $2.0 million and $4.7 million for the three and nine months ended September 30, 2017, respectively.

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

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Water	Oil and Gas	Total	Water	Oil and Gas	Total
	(In thousands)
Primary geographical market
Middle East and Africa	$12,170	$114	$12,284	$27,561	$414	$27,975
Americas	1,197	3,661	4,858	3,902	9,768	13,670
Asia	2,711	—	2,711	10,041	—	10,041
Europe	2,386	—	2,386	5,124	—	5,124
Total	$18,464	$3,775	$22,239	$46,628	$10,182	$56,810

Major product/service line
PX, pumps and turbo devices	$18,464	$—	$18,464	$46,628	$—	$46,628
License and development	—	3,661	3,661	—	9,768	9,768
Oil & gas products	—	114	114	—	414	414
Total	$18,464	$3,775	$22,239	$46,628	$10,182	$56,810

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Water	Oil and Gas	Total	Water	Oil and Gas	Total
	(In thousands)
Primary geographical market
Middle East and Africa	$5,137	$618	$5,755	$15,485	$3,247	$18,732
Americas	2,671	3,212	5,883	4,959	8,510	13,469
Asia	3,117	—	3,117	8,255	—	8,255
Europe	2,302	—	2,302	5,008	—	5,008
Total	$13,227	$3,830	$17,057	$33,707	$11,757	$45,464

Major product/service line
PX, pumps and turbo devices	$13,227	$15	$13,242	$33,707	$15	$33,722
License and development	—	3,197	3,197	—	8,495	8,495
Oil & gas products	—	618	618	—	3,247	3,247
Total	$13,227	$3,830	$17,057	$33,707	$11,757	$45,464

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

	September 30, 2018	December 31, 2017
	(In thousands)
Trade Receivable	$7,666	$12,465
Contract assets:
Current contract assets	3,237	6,278
Non-current contract assets	108	—
Total contract assets	$3,345	$6,278

Current contract liabilities:
Customer deposits	$897	$414
Deferred revenue:
Cost and estimated earnings in excess of billings	264	805
License and development	14,039	14,024
Product	469	550
Service	230	116
Total current contract liability	15,899	15,909
Non-current contract liabilities, deferred revenue
License and development	30,686	40,469
Product	41	48
Total non-current contract liability	30,727	40,517
Total contract liability	$46,626	$56,426

The Company records unbilled receivables as contract assets. Significant changes in contract assets during the period were as follows.

	September 30, 2018	December 31, 2017
	(In thousands)
Balance, beginning of year	$6,278	$2,015
Transferred to receivables	(6,402)	(2,909)
Additional unbilled receivables	3,469	7,172
Balance, end of period	$3,345	$6,278

The Company records contract liabilities when cash payments are received or due in advance of the Company’s performance. Significant changes in contract liabilities during the period were as follows.

	September 30, 2018	December 31, 2017
	(In thousands)
Balance, beginning of year	$56,426	$62,232
Revenue recognized	(9,828)	(5,892)
Cash received	28	86
Balance, end of period	$46,626	$56,426

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied.

September 30, 2018
(In thousands)
Year:
2018 (remaining three months)	$3,814
2019	13,667
2020	14,484
2021	7,231
2022 and thereafter	5,677
Total	$44,873

The Company applies the practical expedient in ASC 606, paragraph 10-50-14, and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

The Company applies the practical expedient in ASC 606 paragraph 10-65-1(f)(3), and does not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount of revenue for the comparative period ended September 30, 2017.

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

Revenue allocable to the Company’s product is limited to the amount that is not contingent upon the delivery of additional items or meeting specified performance conditions. The Company adheres to consistent pricing in the stand-alone sale of products and services.

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

Cost-to-Total Cost (“CTC”) Revenue Recognition - Oil & Gas Segment

IsoBoost and IsoGen systems are highly engineered, customized solutions that are designed and manufactured over an extended period of time and are built specifically to meet a customer’s specifications. Given the facts and circumstances of these projects, the Company concluded that the CTC method of accounting is appropriate for IsoBoost and IsoGen systems. In the event that a purchase order for an IsoBoost or IsoGen system does not meet these facts and circumstances, then the CTC method of accounting does not apply. The Company had one CTC contract for IsoBoost turbochargers in fiscal years 2016 through 2018, which is expected to be completed and shipped in the fourth quarter of 2018. A standard assurance type warranty was provided.

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

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cost and estimated earnings on uncompleted contracts is presented in the following table.

		December 31, 2017
	September 30, 2018	As Adjusted	Adoption of New Revenue Standard	As Previously Reported
	(In thousands)
Estimated earnings to date	$6,270	$5,867	$(133)	$6,000
Estimated costs to date	(5,118)	(4,525)	—	(4,525)
Subtotal	1,152	1,342	(133)	1,475
Net billings to date	558	2,718	—	2,718
Total	$1,710	$4,060	$(133)	$4,193

Included in accompanying balance sheets:
Unbilled project costs	$1,974	$4,865	$(133)	$4,998
Cost and estimated earnings in excess of billings	(264)	(805)	—	(805)
Total	$1,710	$4,060	$(133)	$4,193

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

Diluted net income per common share reflects the potential dilution that would occur if outstanding stock options to purchase common stock were exercised for shares of common stock, using the treasury stock method, and the shares of common stock underlying each outstanding RSU were issued. Diluted earnings per share for the three and nine months ended September 30, 2018 and 2017, includes the dilutive effects of stock options and RSUs. Certain shares of common stock issuable under stock options and RSUs have been omitted from the three and nine months ended September 30, 2018 and 2017 diluted net income per share calculations because their inclusion is considered anti-dilutive.

The computation of basic and diluted net income per share is presented in the following table. Prior year amounts have been adjusted for the adoption of ASC 606 in the first quarter of 2018. See Note 2, Recent Accounting Pronouncements, for reconciliation of prior year “As Previously Reported” and “As Adjusted” amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Numerator:
Net income	$4,658	$3,472	$19,675	$4,823

Denominator:
Basic weighted average common shares outstanding	53,665	53,580	53,719	53,717
Weighted average effect of dilutive stock awards	1,630	1,560	1,663	1,854
Diluted weighted average common shares outstanding	55,295	55,140	55,382	55,571

Net income per share:
Basic	$0.09	$0.06	$0.37	$0.09
Diluted	$0.08	$0.06	$0.36	$0.09

The potential common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Anti-dilutive shares excluded from net income per share calculation	2,382	4,144	2,429	3,850

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

	September 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$33,394	$27,780
Restricted cash	595	2,846
Total cash, cash equivalents, and restricted cash	$33,989	$30,626

The Company pledged cash in connection with certain stand-by letters of credit and company credit cards. The Company deposited corresponding amounts into accounts at several financial institutions. See Note 8, “Long-term Debt and Lines of Credit,” for additional discussion related to the Company’s stand-by letters of credit and restricted cash requirements.

Accounts Receivable, net

	September 30, 2018	December 31, 2017
	(In thousands)
Accounts receivable	$8,050	$12,568
Less: Allowance for doubtful accounts	(384)	(103)
Accounts receivable, net	$7,666	$12,465

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or net realizable value and are presented by category in the following table.

	September 30, 2018	December 31, 2017
	(In thousands)
Raw materials	$2,266	$1,899
Work in process	2,483	2,191
Finished goods	1,526	1,424
Inventories, net	$6,275	$5,514

Valuation adjustments for excess and obsolete inventory, reflected as a reduction of inventory at September 30, 2018 and December 31, 2017 was $0.6 million and $0.7 million, respectively.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepaid and Other Current Assets

Prepaid expenses and other current assets by category are presented in the following table.

	September 30, 2018	December 31, 2017
	(In thousands)
Insurance	$412	$256
Interest receivable	575	439
Supplier advances	197	124
Software license	260	193
Other prepaid expenses and current assets	885	330
Total prepaid and other current assets	$2,329	$1,342

Property and Equipment

	September 30, 2018	December 31, 2017
	(In thousands)
Property and equipment	$41,807	$37,535
Less: Accumulated depreciation and amortization	(26,173)	(24,142)
Property and equipment, net	$15,634	$13,393

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities by category are presented in the following table.

	September 30, 2018	December 31, 2017
	(In thousands)
Payroll and commissions payable	$4,782	$6,071
Other accrued expenses and current liabilities	1,864	1,877
Total accrued expenses and other current liabilities	$6,646	$7,948

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Liabilities

Lease liabilities are presented in the following table.

	September 30, 2018	December 31, 2017
	(In thousands)
Lease liabilities	$764	$1,603
Lease liabilities, non-current	12,797	1,698
Total lease liabilities	$13,561	$3,301

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component are presented in the following table.

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Total Accumulated Other Comprehensive Gain (Loss)
	(In thousands)
Balance, December 31, 2017	$(33)	$(92)	$(125)
Other comprehensive gain (loss), net	(7)	31	24
Balance, September 30, 2018	$(40)	$(61)	$(101)

There were no reclassifications of amounts out of accumulated other comprehensive loss, as there have been no sales of securities or translation adjustments that impacted other comprehensive loss during the years presented. The tax impact of the changes in accumulated other comprehensive loss was not material.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Investments and Fair Value Measurements

The Company’s cash, cash equivalents, short-term & long-term investments are presented in the following table.

	September 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$33,394	$27,780
Short-term investments	65,446	70,020
Long-term investments	2,341	—
Total cash, cash equivalents and marketable securities	$101,181	$97,800

As of September 30, 2018, there were no available-for-sale investments reported in Cash and cash equivalents on the Condensed Consolidated Balance Sheets. As of December 31, 2017, available-for-sale investments of $0.3 million were reported in Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Available-for-Sale Investments

The Company’s investments are all classified as available-for-sale. As of September 30, 2018 and December 31, 2017, all available-for-sale investments were classified as short-term, with maturities less than 12 months, and long-term with maturities over 12 months. There were no sales of available-for-sale investments during the three and nine months ended September 30, 2018 and 2017.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale investments as of September 30, 2018 and December 31, 2017 are presented in the following tables.

	September 30, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$4,660	$—	$(3)	$4,657
Corporate notes and bonds	60,844	5	(60)	60,789
Total short-term investments	65,504	5	(63)	65,446
Long-term investments
U.S. Treasury Securities	2,343	—	(2)	2,341
Total long-term investments	2,343	—	(2)	2,341
Total available-for-sale investments	$67,847	$5	$(65)	$67,787

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$16,755	$—	$(14)	$16,741
Corporate notes and bonds	53,367	—	(77)	53,290
Municipal notes and bonds	247	—	—	247
Total available-for-sale investments	$70,369	$—	$(91)	$70,278

The Company monitors investments for other-than-temporary impairment. It was determined that unrealized gains and losses at September 30, 2018 and December 31, 2017, are temporary in nature because the changes in market value for these securities resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. In the event that the Company disposes of these securities before maturity, it is expected that the realized gains or losses, if any, will be immaterial.

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities are shown by contractual maturity in the following table.

	September 30, 2018
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$65,504	$65,446
Due in greater than one year	$2,343	$2,341

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

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial assets and liabilities measured on a recurring basis is presented in the following tables.

	September 30, 2018
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Assets:
Cash equivalents
Money market securities	$12,940	$—	$12,940	$—
Total cash equivalents	$12,940	$—	$12,940	$—

Short-term investments
U.S. Treasury securities	$4,657	$—	$4,657	$—
Corporate notes and bonds	60,789	—	60,789	—
Municipal notes and bonds	—	—		—
Total short-term investments	65,446	—	65,446	—

Long-term investments
U.S. Treasury securities	2,341	—	2,341	—
Total long-term investments	2,341		2,341
Total assets	$80,727	$—	$80,727	$—

	December 31, 2017
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Assets:
Cash equivalents
Corporate notes and bonds	$258	$—	$258	$—
Total cash equivalents	258	—	258	—

Short-term investments
U.S. Treasury securities	16,741	—	16,741	—
Corporate notes and bonds	53,032	—	53,032	—
Municipal notes and bonds	247	—	247	—
Total short-term investments	70,020	—	70,020	—
Total assets	$70,278	$—	$70,278	$—

During the three and nine months ended September 30, 2018, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument as of September 30, 2018 and December 31, 2017 are summarized in the following table. The Company’s available-for-sale investments consists of short-term with maturities less than 12 months and long-term with maturities over 12 months. Available-for-sale investments that were in an unrealized gain position have been excluded from the following table.

	September 30, 2018		December 31, 2017
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. Treasury securities	$6,996	(5)	$10,162	$(14)
Corporate notes and bonds	$56,955	(60)	$53,222	(77)
Municipal notes and bonds	$—	—	$247	—
Total available-for-sale investments	$63,951	$(65)	$63,631	$(91)

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Goodwill and Intangible Assets

Goodwill

The net carrying amount of goodwill as of September 30, 2018 and December 31, 2017 was $12.8 million. As of September 30, 2018 and December 31, 2017, no impairment of goodwill was recorded in the accompanying Condensed Consolidated Financial Statements.

Other Intangible Assets

The components of identifiable intangible assets, all of which are finite-lived, as of the date indicated were as follows in the table below. All intangible assets are amortized on a straight-line basis over their useful life.

	September 30, 2018	December 31, 2017
	(In thousands)
Finite-lived intangible assets	$6,643	$6,643
Accumulated amortization	(5,847)	(5,374)
Intangible assets, net	$796	$1,269

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Long-term Debt and Lines of Credit

Loans and Stand-by Letters of Credit

Loan and Pledge Agreement

On January 27, 2017, the Company entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with a financial institution (“Financial Institution 2”). The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. The Loan and Pledge Agreement was amended on March 30, 2018 to extend the termination date of the Loan and Pledge Agreement from March 31, 2018 to March 31, 2020, in connection with which the Company paid closing fees of $16 thousand. No other provisions of the Loan and Pledge Agreement were amended at that time. The Loan and Pledge Agreement was further amended on August 24, 2018 to permit the Company to incur indebtedness owed to a foreign subsidiary in an aggregate amount not to exceed $66.0 million, which amount is subordinated to any amounts outstanding under the Loan and Pledge Agreement. As of September 30, 2018, no debt was outstanding under the Loan and Pledge Agreement, however, the standby letters of credit outstanding with Financial Institution 2 are deducted from the total revolving credit line.

Stand-by Letters of Credit

The financial institutions where the outstanding amounts of stand-by letters of credit are collateralized by pledged U.S. investments or restricted cash are presented in the following table.

	September 30, 2018	December 31, 2017
	(In thousands)
Financial Institution 1	$484	$1,687
Financial Institution 2	8,452	7,745
Financial Institution 3	—	990
Total	$8,936	$10,422

The Company’s total restricted cash balances by financial institution are presented in the following table. Financial Institution 2 requires pledged U.S. investments in lieu of restricted cash balances.

	September 30, 2018	December 31, 2017
	(In thousands)
Financial Institution 1	$509	$1,771
Financial Institution 3	—	990
Financial Institution 4	86	85
Total	$595	$2,846

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities and equipment under operating leases that expire on various dates through 2028.

In April 2018, the Company renegotiated the lease of approximately of 170,000 square feet of space in San Leandro, California, with the lessor (“New Doolittle Lease”). The New Doolittle Lease is effective from April 2018 through December 2028 and has a renewal term of one additional period of five years. The initial monthly rent is approximately $135 thousand with an annual increase of 3% and a total of nine months of rent abatement.  Under the new lease standard, ASC 842, which was early-adopted by the company in 2018, the New Doolittle Lease was accounted for as a modification with changes in lease term and consideration. As a result, the Company re-measured the lease liability using the updated discount rate using secured borrowing discount rate and revised lease payments and recognized the amount of $10.4 million as an increase to the lease liability, with a corresponding adjustment to the right-of-use asset.

The components of lease expense are presented in the following table.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In thousands)
Operating lease cost	$472	$1,324

Other information related to the operating leases are presented in the following table.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In thousands)
Cash payments	$36	$647

The weighted average remaining lease term and discount rate as of September 30, 2018 related to the operating leases are presented in the following table.

Weighted average remaining lease term	10.0 years
Weighted average discount rate	6.95%

Maturities of lease liabilities as of September 30, 2018 are presented in the following table.

Lease Amounts
(In thousands)
Year:
2018 (remaining three months)	$312
2019	1,824
2020	1,855
2021	1,653
2022	1,812
Thereafter	11,758
Total	19,214
Less imputed lease interest	(5,653)
Total lease liabilities	$13,561

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warranty

Changes in the Company’s accrued product warranty reserve are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Balance, beginning of period	$389	$374	$366	$406
Warranty costs charged to cost of revenue	78	54	213	145
Utilization charges against reserve	(8)	(19)	(36)	(57)
Release of accrual related to expired warranties	(50)	(94)	(134)	(179)
Balance, end of period	$409	$315	$409	$315

Purchase Obligations

The Company has purchase order arrangements with its vendors for which the Company has not received the related goods or services as of September 30, 2018. These arrangements are subject to change based on the Company’s sales demand forecasts, and the Company has the right to cancel the arrangements prior to the date of delivery. The majority of these purchase order arrangements were related to various raw materials and components parts. As of September 30, 2018, the Company had approximately $7.4 million of open cancellable purchase order arrangements related primarily to materials and parts.

Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, generally limited to personal injury and property damage caused by the Company’s employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2018 and December 31, 2017.

In certain cases, the Company issues warranty and product performance guarantees to its customers for amounts generally equal to 10% or less of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance of our devices. These guarantees are generally stand-by letters of credit that typically remain in place in general for periods of 24 to 36 months, and in some cases up to 68 months. All stand-by letters of credit at September 30, 2018 and December 31, 2017, were in the aggregate for amounts of $8.9 million and $10.4 million, respectively. See Note 8, “Long-term Debt and Lines of Credit,” for additional information about the Company’s stand-by letters of credit arrangements.

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

The previously reported consolidated derivative action - In Re Energy Recovery, Inc. Derivative Litigation, HG16804359 - was dismissed with prejudice by the Superior Court for the State of California, County of Alameda on October 17, 2018.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Income Taxes

For the nine months ended September 30, 2018, the Company recognized an income tax benefit of $10.1 million, which included a $11.8 million discrete tax benefit. This discrete tax benefit includes a $11.6 million tax benefit related to the income tax effects of a tax election related to a change to the Company’s international tax structure in Ireland that was effective in the second quarter of 2018. This resulted in a deferred tax asset related to tax expense recorded on earnings and profits under the US Tax Cut and Jobs Act (“Tax Act”) on deferred revenue not yet recognized under US GAAP. The $10.1 million tax benefit for the nine months ended September 30, 2018 also included a $610 thousand discrete tax benefit related to tax deductions from stock-based compensation. For the nine months ended September 30, 2017, the Company recognized income tax expense of approximately $0.5 million, which included a $0.07 million discrete tax benefit related to tax deductions from stock-based compensation.
The effective tax rate for the nine months ended September 30, 2018 and 2017 was (106.3)% and 10.1%, respectively. Excluding the discrete tax income tax items, the effective tax rate for the nine months ended September 30, 2018 and 2017 was 24.0% and 11.4%, respectively.
The Company will continue to reinvest the earnings of our Spanish and Canadian subsidiaries indefinitely outside the U.S. to fund these operations.  Beginning in the third quarter of 2018, we will no longer indefinitely reinvest the earnings of our Irish and Cayman subsidiaries. Due to provisions of the Tax Act which caused all of the Company’s earnings and profits of its foreign subsidiaries to be subject to U.S. federal tax along with an election that was effective in the second quarter of 2018 that changed the U.S. federal and state income tax treatment of the Company’s international tax structure, all of the earnings of the Irish and Cayman subsidiaries have already been subject to U.S. federal and state income tax.  Furthermore, it is expected that there will be no international tax expense associated with this change in assertion.  Accordingly, there is no income tax impact to the Company as a result the decision to discontinue indefinitely reinvesting the earnings of the Irish and Cayman subsidiaries.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholder’s Equity

Stock Repurchase Program

On March 7, 2018, the Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, may repurchase up to $10.0 million in aggregate cost of the Company’s outstanding common stock (the “March 2018 Authorization”). Under the March 2018 Authorization, purchases of shares of common stock may be made through September 30, 2018, from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The March 2018 Authorization does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice. Under the March 2018 Authorization, as of September 30, 2018, the Company repurchased 1,193,102 shares at an aggregate cost of $10.0 million. The March 2018 Authorization expired in September 2018. The Company accounts for stock repurchases using the cost method. The aggregate cost includes fees charged in connection with acquiring the outstanding common stock.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stock-based Compensation

Stock-based Compensation Expense

Stock-based compensation expense related to the fair value measurement of awards granted to employees by financial line and by type of award is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Stock-based compensation expense by financial line:
Cost of revenue	$24	$41	$64	$117
General and administrative (1)	564	580	2,695	1,698
Sales and marketing	156	191	575	628
Research and development	298	204	892	693
Total stock-based compensation expense	$1,042	$1,016	$4,226	$3,136

Stock-based compensation expense by type of award:
Options (1)	$778	$839	$3,122	$2,555
RSUs (1)	264	177	1,104	581
Total stock-based compensation expense	$1,042	$1,016	$4,226	$3,136

(1)	First nine months of 2018 amounts include modifications of equity awards.

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

Unamortized Stock-based Compensation Costs

Stock-based compensation cost related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period of each award. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of September 30, 2018.

	Unamortized Compensation Costs	Weighted Average Service Period
	(In thousands)	(In years)
Stock options	$6,749	2.68
RSUs	2,802	2.4
Total	$9,551

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vested Stock Options and RSUs

The total grant date fair value of stock options and RSUs vested during the period are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Stock options	$554	$510	$3,071	$2,899
RSUs	108	108	733	675
Total grant date fair value of stock options and RSUs vested during the period	$662	$618	$3,804	$3,574

Stock Option Activities

The following table summarizes the stock option activities under the Company’s 2016 Incentive Plan (“2016 Plan”) and Amended and Restated 2008 Equity Incentive Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
	(In thousands, except for weighted average exercise price and weighted average remaining contractual life)
Balance, December 31, 2017	5,092	$5.43	6.6	$17,735
Granted	1,199	7.94
Exercised	(1,003)	3.90		4,735
Forfeited	(164)	7.91
Balance, September 30, 2018	5,124	$6.24	6.7	$14,623
Vested and exercisable as of September 30, 2018	3,187	$5.29	5.6	$11,968
Vested and exercisable as of September 30, 2018 and expected to vest thereafter	4,859	$6.13	6.6	$14,367

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock at the time of exercise. The aggregate intrinsic value at September 30, 2018 is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock as of September 30, 2018 or the last trading day prior to September 30, 2018. The aggregate intrinsic value at December 31, 2017 is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock as of December 31, 2017 or the last trading day prior to December 31, 2017.

Restricted Stock Unit Activities

The following table summarizes the RSU activities under the 2016 Plan.

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except for weighted average grant-date fair value)
Balance, December 31, 2017	274	$9.54
Awarded	280	7.74
Vested	(78)	9.43
Forfeited	—	—
Balance, September 30, 2018	476	8.50

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
The Company’s reportable operating segments consist of the Water segment and the Oil & Gas segment. These segments are based on the industries in which the products are sold, the type of energy recovery device sold, and the related products and services. The Water segment consists of revenue associated with products sold for use in reverse osmosis water desalination, as well as the related identifiable expenses. The Oil & Gas segment consists of product revenue associated with products sold for use in gas processing, chemical processing, and hydraulic fracturing and license, and development revenue associated with hydraulic fracturing, as well as related identifiable expenses. Operating income (loss) for each segment excludes other income and expenses and certain corporate expenses managed outside the operating segment, such as income taxes and other separately managed general and administrative expenses not related to the identified segments. Assets and liabilities are reviewed at the consolidated level by the CODM and are not accounted for by segment. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

The summary of financial information by segment is presented in the following tables.

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands)
Product revenue	$18,464	$114	$18,578	$46,628	$414	$47,042
Product cost of revenue	4,851	171	5,022	13,719	593	14,312
Product gross profit	13,613	(57)	13,556	32,909	(179)	32,730

License and development revenue	—	3,661	3,661	—	9,768	9,768

Operating expenses:
General and administrative	470	373	843	1,441	1,395	2,836
Sales and marketing	1,435	335	1,770	4,243	997	5,240
Research and development	545	3,713	4,258	1,019	10,753	11,772
Amortization of intangibles	158	—	158	474	—	474
Operating expenses	2,608	4,421	7,029	7,177	13,145	20,322

Operating income (loss)	$11,005	$(817)	10,188	$25,732	$(3,556)	22,176

Less: Corporate operating expenses			4,538			13,617
Consolidated operating income			5,650			8,559
Non-operating income			347			976
Income before income taxes			$5,997			$9,535

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior year amounts in the following table have been adjusted for the adoption of ASC 606 in the first quarter of 2018. See Note 2, Recent Accounting Pronouncements, for reconciliation of prior year “As Previously Reported” and “As Reported” amounts.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands)
Product revenue	$13,227	$633	$13,860	$33,707	$3,262	$36,969
Product cost of revenue	3,774	443	4,217	10,003	2,398	12,401
Product gross profit	9,453	190	9,643	23,704	864	24,568

License and development revenue	—	3,197	3,197	—	8,495	8,495

Operating expenses:
General and administrative	334	361	695	965	1,085	2,050
Sales and marketing	1,296	431	1,727	4,039	1,635	5,674
Research and development	316	2,669	2,985	810	7,734	8,544
Amortization of intangibles	157	—	157	473	—	473
Operating expenses	2,103	3,461	5,564	6,287	10,454	16,741

Operating income (loss)	$7,350	$(74)	7,276	$17,417	$(1,095)	16,322

Less: Corporate operating expenses			3,726			11,413
Consolidated operating income			3,550			4,909
Non-operating income			232			460
Income before income taxes			$3,782			$5,369

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

The VorTeq is made up of Pressure Exchanger cartridges, housed in a high-pressure manifold (the “Missile”) though which a motive fluid is used to pressurize hydraulic fracturing fluid, which is processed and sent down the well bore. The VorTeq License Agreement includes up to $125.0 million in upfront consideration paid in stages: (i) a $75.0 million non-refundable upfront exclusivity payment; and (ii) two milestone payments of $25.0 million each upon achievement of successful tests in accord with KPIs specified in the VorTeq License Agreement (“Milestone Payment 1 and 2”). Milestone Payment 1 of $25.0 million is payable upon a successful five stage yard test at the VorTeq Licensee’s test facility. The Milestone Payment 2 of $25.0 million is payable upon a successful twenty stage hydraulic fracturing at one of the VorTeq Licensee’s customer’s live wells. The achievement of each milestone and the receipt of each of the related payments are subject to a high degree of uncertainty.

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

See Note 2, “Recent Accounting Pronouncements,” and Note 3, “Revenues,” for further discussion of revenue recognition.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, including “Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and certain information incorporated by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions, or strategies regarding the future.

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

Water Segment

Our Water segment consists of revenues and expenses associated with solutions sold for use in seawater, brackish, and wastewater reverse osmosis desalination. Our Water segment revenue is principally derived from the sale of energy recovery devices (“ERDs”) and high-pressure and circulation pumps to large Engineering, Procurement and Construction ( “EPC”) firms worldwide to be included in the construction of very large desalination plants, which the company designates as mega-projects (“MPD”). Each MPD project typically represents revenue opportunities ranging from $1 million to $6 million, and sometimes more.  Our packaged solutions to OEMs include PXs, turbochargers, high-pressure pumps, and circulation “booster” pumps for integration and use in small- to medium-sized desalination plants.   OEM projects typically represent revenue opportunities of up to $1 million.  Our existing and expanding installed base of ERD and pump products in water plants has created a growing customer base comprised of plant operators and service providers who purchase spare parts, replacement parts, and service contracts through our After-Market (“AM”) channel.

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

The implementation of ASC 606 for license and development revenue resulted in a material difference in the timing of revenue recognition under the new standard, with an overall acceleration of the recognition of deferred revenue under the VorTeq license agreement (the “VorTeq License Agreement”) that the company entered into with Schlumberger Technology Corporation. The amounts below have been adjusted for adoption of ASC 606. See Notes 2, “Recent Accounting Pronouncements,” and 3, “Revenues,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for further discussion on the adoption of ASC 606 and a reconciliation between prior year “As Previously Reported” and “As Adjusted” amounts.

Since the full retrospective method was adopted, the Company has fully comparable period to period results.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018		2017		Change		2018		2017		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except for percentages)
Product revenue	$18,578	84%	$13,860	81%	$4,718	34%	$47,042	83%	$36,969	81%	$10,073	27%
License and development revenue	3,661	16%	3,197	19%	464	15%	9,768	17%	8,495	19%	1,273	15%
Total revenue	$22,239	100%	$17,057	100%	$5,182	30%	$56,810	100%	$45,464	100%	$11,346	25%

Product Revenue by Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
			$	%			$	%
	(In thousands, except for percentages)
Water	$18,464	$13,227	$5,237	40%	$46,628	$33,707	$12,921	38%
Oil & Gas	114	633	(519)	(82%)	414	3,262	(2,848)	(87%)
Total product revenue	$18,578	$13,860	$4,718	34%	$47,042	$36,969	$10,073	27%

During the three months ended September 30, 2018, compared to the three months ended September 30, 2017, Water segment product revenue increased $5.2 million, or 40%, due primarily to an increase of $5.7 million of MPD shipments, offset by $0.3 million of lower OEM shipments and $0.2 million of lower AM shipments. For the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, Water segment product revenue increased $12.9 million, or 38%, due primarily to an increase of $10.5 million of MPD shipments, and $1.7 million of AM shipments, and an increase of $0.7 million of OEM shipments.

During the three months ended September 30, 2018, compared to the three months ended September 30, 2017, Oil & Gas segment product revenue decreased $0.5 million, or (82%), due primarily to lower CTC revenue recognition associated with the sale of multiple IsoBoost systems. For the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, Oil & Gas segment product revenue decreased $2.8 million, or (87%), due primarily to lower CTC revenue recognition associated with the sale of multiple IsoBoost systems.

A limited number of our customers account for a substantial portion of our product revenue in the Water and Oil & Gas segments. Revenue from our top 10 customers represented 80%, 66%, 72% and 92% of our product revenues in the three and nine months ended September 30, 2018 and 2017, respectively. Customers representing 10% or more of product revenue varies from period to period and are presented in the following table.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Segment	2018	2017	2018	2017
Customer A	Water	**	**	14%	17%
Customer B	Water	49%	**	19%	**
Customer C	Water	**	**	12%	**
Customer D	Water	**	**	**	16%
Customer E	Water	**	13%	**	**
Customer F	Oil and Gas	**	**	**	13%
Customer G	Water	**	12%	**	**
Customer H	Water	**	10%	**	**
Customer I	Water	**	**	**	10%

** Zero or less than 10%
Product revenue attributable to domestic and international sales as a percentage of total product revenue is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Domestic revenue	2%	2%	3%	4%
International revenue	98%	98%	97%	96%
Total product revenue	100%	100%	100%	100%

License and Development Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
			$	%			$	%
	(In thousands, except for percentages)
Oil & Gas	$3,661	$3,197	$464	15%	$9,768	$8,495	$1,273	15%

In October 2015, through our subsidiary ERI Energy Recovery Ireland Ltd., we entered into the VorTeq License Agreement. License and development revenue increased $0.5 million, or 15%, and $1.3 million, or 15%, in the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, due primarily to higher costs incurred under the input measure based revenue recognition methodology of ASC 606.

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

Product Gross Profit and Margin

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands, except for percentages)
Product gross profit	$13,613	$(57)	$13,556	$9,453	$190	$9,643
Product gross margin	73.7%	(50.0%)	73.0%	71.5%	30.0%	69.6%

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands, except for percentages)
Product gross profit	$32,909	$(179)	$32,730	$23,704	$864	$24,568
Product gross margin	70.6%	(43.2%)	69.6%	70.3%	26.5%	66.5%

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components.

In the three months ended September 30, 2018, compared to the three months ended September 30, 2017, product gross profit increased $3.9 million, or 41%, due primarily to higher MPD volume of $4.4 million, offset by unfavorable price and mix of $0.4 million. In the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, product gross profit increased $8.2 million, or 33%, due primarily to higher MPD volume of $7.9 million, higher OEM volume of $0.5 million, higher AM volume of $1.2 million, offset by unfavorable Oil & Gas project costs of $1.0 million and unfavorable water price and mix of $0.3 million.

Product gross margin increased by 3.4 percentage points to 73.0% in the three months ended September 30, 2018, compared to the three months ended September 30, 2017, due primarily to favorable price and product mix. Product gross margin increased by 3.1 percentage points to 69.6 % in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, due primarily to increased Water sales volume, partially offset by unfavorable price and product mix.

Operating Expenses

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018		2017		Change		2018		2017		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except for percentages)
Total revenue	$22,239	100%	$17,057	100%	$5,182	30%	$56,810	100%	$45,464	100%	$11,346	25%
Operating expenses:
General and administrative	$5,266	24%	$4,034	24%	$1,232	31%	$16,030	28%	$12,369	27%	$3,661	30%
Sales and marketing	1,873	8%	2,061	12%	(188)	(9%)	5,643	10%	6,688	15%	(1,045)	(16%)
Research and development	4,270	19%	3,038	18%	1,232	41%	11,792	21%	8,624	19%	3,168	37%
Amortization of intangible assets	158	1%	157	1%	1	1%	474	1%	473	1%	1	—%
Total operating expenses	$11,567	52%	$9,290	54%	$2,277	25%	$33,939	60%	$28,154	62%	$5,785	21%

General and Administrative

General and administrative expense increased $1.2 million, or 31%, in the three months ended September 30, 2018, compared to the three months ended September 30, 2017, due primarily to employee-related compensation and benefits of $0.6 million, higher professional services of $0.5 million, occupancy of $0.1 and office expense of $0.1 million.

General and administrative expense increased $3.7 million, or 30%, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, due primarily to higher employee related compensation and benefits expenses of $2.3 million, higher professional services expense of $0.7 million, occupancy and depreciation costs of $0.6 million. The increase in employee-related compensation and benefits of $2.3 million is primarily due to a $0.9 million equity award modification charge chiefly related to the modification of certain equity awards held by the Company’s former President and Chief Executive Officer, who resigned on February 24, 2018, in consideration for his entering into a Settlement Agreement and Release.

Sales and Marketing

For the three months ended September 30, 2018, compared to the three months ended September 30, 2017, sales and marketing expense decreased $0.2 million, or (9%), and for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, sales and marketing expense decreased $1.0 million, or (16%). In both periods, the decrease was due primarily to lower employee-related compensation and benefits resulting from reduced headcount.

Research and Development

For the three months ended September 30, 2018, compared to the three months ended September 30, 2017, research and development expense increased $1.2 million, or 41%, due primarily to higher R&D supplies costs of $0.4 million, higher employee expenses of $0.4 million and higher occupancy cost of $0.2 million.

Research and development expense increased $3.2 million, or 37%, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, due primarily to increased R&D supplies of $1.3 million, occupancy and depreciation costs of $0.9 million, and higher employee related compensation and benefits expenses of $0.8 million.

Amortization of Intangible Assets

Amortization of intangible assets is related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. There was no material change in our amortization amounts in the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017.

Other Income (Expense), net

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018		2017		Change		2018		2017		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except for percentages)
Total revenue	$22,239	100%	$17,057	100%	$5,182	30%	$56,810	100%	$45,464	100%	$11,346	25%
Other income (expense):
Interest income	$369	2%	$243	1%	$126	52%	$1,043	2%	$612	1%	$431	70%
Interest expense	—	—%	(1)	—%	1	(100%)	(1)	—%	(2)	—%	1	(50%)
Other non-operating expense, net	(22)	—%	(10)	—%	(12)	120%	(66)	—%	(150)	—%	84	(56%)
Total other income, net	$347	2%	$232	1%	$115	50%	$976	2%	$460	1%	$516	112%

Total other income (expense), net increased in the three months ended September 30, 2018, compared to the three months ended September 30, 2017, and in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, due to primarily to interest income on higher investment balances.

Income Taxes

For the nine months ended September 30, 2018, the Company recognized an income tax benefit of $10.1 million, which included a $11.8 million discrete tax benefit. This discrete tax benefit includes a $11.6 million tax benefit related to the income tax effects of a tax election related to a change to the Company’s international tax structure in Ireland that was effective in the second quarter of 2018. This resulted in a deferred tax asset related to tax expense recorded on earnings and profits under the US Tax Cut and Jobs Act (“Tax Act”) on deferred revenue not yet recognized under US GAAP. The $10.1 million tax benefit for the nine months ended September 30, 2018 also included a $610 thousand discrete tax benefit related to tax deductions from stock-based compensation. For the nine months ended September 30, 2017, the Company recognized income tax expense of approximately $0.55 million, which included a $0.07 million discrete tax benefit related to tax deductions from stock-based compensation.
The effective tax rate for the nine months ended September 30, 2018 and 2017 was (106.3)% and 10.1%, respectively. Excluding the discrete tax income tax items, the effective tax rate for the nine months ended September 30, 2018 and 2017 was 24.0% and 11.4%, respectively.
The Company will continue to reinvest the earnings of our Spanish and Canadian subsidiaries indefinitely outside the U.S. to fund these operations.  Beginning in the third quarter of 2018, we will no longer indefinitely reinvest the earnings of our Irish and Cayman subsidiaries. Due to provisions of the Tax Act which caused all of the Company’s earnings and profits of its foreign subsidiaries to be subject to U.S. federal tax along with an election that was effective in the second quarter of 2018 that changed the U.S. federal and state income tax treatment of the Company’s international tax structure, all of the earnings of the Irish and Cayman subsidiaries have already been subject to U.S. federal and state income tax.  Furthermore, it is expected that there will be no international tax expense associated with this change in assertion.  Accordingly, there is no income tax impact to the Company as a result the decision to discontinue indefinitely reinvesting the earnings of the Irish and Cayman subsidiaries.

Liquidity and Capital Resources

Overview

Our primary source of cash to fund our operations and capital expenditures has been proceeds from customer payments for our products and services and the issuance of common stock.

As of September 30, 2018, our principal sources of liquidity consisted of : (i) unrestricted cash and cash equivalents of $33.4 million that are primarily invested in money market funds, (ii) short-term investments of $65.4 million that are primarily invested in marketable debt instruments, such as corporate notes and bonds, municipal notes and bonds and U.S. Treasury securities, and (iii) accounts receivable, net of allowances of $7.7 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed.

As of September 30, 2018, our unrestricted cash, cash equivalents and short-term investments held outside the U.S. was $28.0 million. The Company will continue to reinvest the earnings of our Spanish and Canadian subsidiaries indefinitely outside the U.S. to fund these operations.  Beginning in third quarter of 2018, we will no longer indefinitely reinvest the earnings of our Irish and Cayman subsidiaries.

At both September 30, 2018 and December 31, 2017, we had $3.2 million and $6.3 million, respectively, of short-term contract assets which represents unbilled receivables. In the Water segment, we have contract assets of $1.2 million pertaining to customer contractual holdback provisions, whereby we will invoice the final retention payment(s) due under certain sales contracts in the next 12 months. The customer holdbacks represent amounts intended to provide a form of security for the customer; accordingly, these contract assets have not been discounted to present value. In the Oil & Gas segment, we had unbilled project costs, of $2.0 million at September 30, 2018. See Note 3, “Revenues,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for additional information about our cost and estimated earnings on uncompleted contracts.

Loan Agreements

On January 27, 2017, we entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with a financial institution. The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. Under the Loan and Pledge Agreement, we are allowed to borrow and request letters of credit against the eligible assets held from time to time in the pledged account maintained with the financial institution. Revolving loans incur interest per annum at a base rate equal to the London Interbank Offered Rate (also referred to as “LIBOR”) plus 1.5%. Any default bears the aforementioned interest rate plus an additional 2%. The unused portion of the credit line is subject to a fee equal to the product of 0.2% per annum multiplied by the difference, if positive, between $16.0 million and the average daily balance of all advances under the committed facility plus aggregate average daily undrawn amounts of all letters of credit issued under the committed facility during the immediately preceding month or portion thereof. We are subject to certain financial and administrative covenants under the Loan and Pledge Agreement. The Loan and Pledge Agreement was amended on March 30, 2018 to extend the termination date of the Loan and Pledge Agreement from March 31, 2018 to March 31, 2020, of which the Company paid closing fees of $16 thousand. No other provisions of Loan and Pledge Agreement were amended. The Loan and Pledge Agreement was further amended on August 24, 2018 to permit the Company to incur indebtedness owed to a foreign subsidiary in an aggregate amount not to exceed $66.0 million, which amount is subordinated to any amounts outstanding under the Loan and Pledge Agreement. As of September 30, 2018, no debt was outstanding under the Loan and Pledge Agreement, however, the standby letters of credit outstanding with Financial Institution 2 are deducted from the total revolving credit line. See Note 8, “Long-term Debt and Lines of Credit,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for additional information about our loan agreement. As of September 30, 2018, we were in compliance with loan covenants.

Stand-by Letters of Credit

At September 30, 2018, we have stand-by letters of credit with various financial institutions totaling $8.9 million whereby we are required to maintain a restricted cash balance of $0.5 million and a U.S. investment balance of $8.5 million. Stand-by letters of credit at are subject to fees based on the amount of the letter of credit that are payable quarterly and are non-refundable. See Note 8, “Long-term Debt and Lines of Credit,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for additional information about our stand-by letters of credit arrangements.

Share Repurchase Programs

Our Board of Directors has authorized various share repurchase programs since 2012. On March 7, 2018, our Board of Directors authorized a share repurchase program (the “March 2018 Authorization”) under which the Company, at the discretion of management, may repurchase up to $10.0 million in aggregate cost of our outstanding common stock through September 30, 2018. As of September 30, 2018, we have repurchased 1,193,102 shares for $10.0 million under the March 2018 Authorization. Since the initial authorization of the share repurchase programs, we have spent an aggregate $30.3 million, excluding commissions, to repurchase 5.5 million shares. The March 2018 Authorization expired in September 2018.

Cash Flows

Our cash flows are presented in the following table.

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash provided by (used in) operating activities	$9,749	$(2,172)
Net cash used in investing activities	(150)	(40,396)
Net cash used in financing activities	(6,250)	(790)
Effect of exchange rate differences on cash and cash equivalents	14	(55)
Net change in cash, cash equivalents and restricted cash	$3,363	$(43,413)

Cash Flows from Operating Activities

Cash provided by (used in) operating activities is generated by net income adjusted for certain non-cash items and changes in assets and liabilities.

Cash provided by (used in) operating activities was lower in the nine months ended September 30, 2018, compared to the cash used in nine months ended September 30, 2017, by $11.9 million, due to higher cash generated from current year-to-date net income adjusted for non-cash items as compared to prior year-to-date net income adjusted for non-cash items. The current year-to-date net income included higher stock-based compensation expense, primarily due to a one-time equity award modification adjustment of $0.9 million related to the modification of certain equity awards held by the Company’s former President and Chief Executive Officer, who resigned on February 24, 2018, in consideration for his entering into a Settlement Agreement and Release.

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

Cash used in investing activities of $0.2 million during the nine months ended September 30, 2018 was primarily due to $62.2 million in maturities of marketable security investments, partially offset by $60.3 million used to purchase investments and $2.0 million for capital expenditures.

Cash used in investing activities of $40.4 million during the nine months ended September 30, 2017 was primarily due to $64.5 million used to purchase investments and $6.8 million for capital expenditures, partially offset by $31.0 million in maturities of marketable security investments.

Cash Flows from Financing Activities

Cash used in financing activities of $6.3 million during the nine months ended September 30, 2018 was primarily due to $10.0 million to repurchase our common stock related to a repurchase program, partially offset by $3.9 million received from the purchase of common stock through stock option exercises.

Cash used in financing activities of $0.8 million during the nine months ended September 30, 2017 was primarily due to $4.3 million used to repurchase our common stock related to a repurchase program and $0.2 million used for taxes paid related to net share settlement of RSUs, partially offset by $3.7 million received from the purchase of common stock through stock option exercises.

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

The following is a summary of our contractual obligations as of September 30, 2018.

	Payments Due by Period
		1 Year	2-3 Years	4-5 Years	5+ Years
	Total	(3 months)	(2019 - 2020)	(2021 - 2022)	(2023+)
	(In thousands)
Operating lease obligations	$19,214	$312	$3,679	$3,465	$11,758
Long-term loan obligations	$19	3	16	—	—
Purchase obligations(1)	7	7			—
	$19,240	$322	$3,695	$3,465	$11,758

(1) Purchase obligations are related to open purchase orders for materials and supplies

This table excludes agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of September 30, 2018, we believe that our exposure related to these guarantees and indemnities as of September 30, 2018 was not material.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our revenue contracts have been denominated in U.S. Dollars (“USD”). As we expand our international sales, we expect that a portion of our revenue could be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates.

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

Interest Rate Risk and Credit Risk

We have an investment portfolio of fixed-income marketable debt securities, including amounts classified as cash equivalents, short-term investments, and long-term investments. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in investment-grade short-term debt instruments of high-quality corporate issuers, and U.S. government and its agencies. These investments are subject to counter party credit risk. To minimize this risk, we invest pursuant to a Board-approved investment policy. The policy mandates high credit rating requirements and restricts our exposure to any single corporate issuer by imposing concentration limits.

At September 30, 2018, all of our investments totaled approximately $67.8 million. These investments were presented in short-term investments and long-term investments on our Condensed Consolidated Balance Sheets as of September 30, 2018. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than seven months. A hypothetical 1% increase in interest rates would have resulted in an approximately $0.3 million decrease in the fair value of our fixed-income debt securities as of September 30, 2018.

Item 4. — Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our President and Chief Executive Officer, and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.

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

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There has been no activity with respect to the program to repurchase outstanding units during the three months ended September 30, 2018.

Pursuant to the March 2018 Authorization, the Company, at the discretion of management, could repurchase up to $10.0 million in aggregate cost of our outstanding common stock. As of September 30, 2018, 1,193,102 shares at an aggregate cost of $10.0 million had been repurchased under the March 2018 Authorization. The aggregate cost includes fees charged in connection with acquiring the outstanding common stock.

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

ENERGY RECOVERY, INC.

Dated:	November 1, 2018	By:	/s/ CHRIS GANNON
Chris Gannon
President and Chief Executive Officer

Dated:	November 1, 2018	By:	/s/ JOSHUA BALLARD
Joshua Ballard
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Offer Letter with Joshua Ballard	8-K	001-34112	10.1	8/15/2018
10.2	Employment Agreement with Eric Siebert	8-K	001-34112	10.1	8/27/2018
10.3	Employment Agreement with Nocair Bensalah	8-K	001-34112	10.2	8/27/2018
10.4	Employment Agreement with Rodney Clemente	8-K	001-34112	10.3	8/27/2018
10.5	Third Amendment to Loan and Pledge Agreement by and between Energy Recovery, Inc. and Citibank N.A.					X
31.1	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document