Form 10-K
period 2018-12-31
Energy Recovery, Inc.
filed 2019-03-07
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

The aggregate market value of the voting stock held by non-affiliates amounted to approximately $287 million on June 30, 2018.

The number of shares of the registrant’s common stock outstanding as of February 28, 2019 was 59,562,995 shares.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2019 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2018.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2018, including “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain information incorporated by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions, or strategies regarding the future.

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

•	our ability to meet projected new product development dates, anticipated cost reduction targets, or revenue growth objectives for new products;

•	our belief that we can commercialize the VorTeq™ hydraulic fracturing system;

•	our belief that the VorTeq enables oilfield service (“OFS”) companies to migrate to more efficient pumping technology;

•	our belief that we will be able to enter into a long-term licensing agreement to bring the MTeq solution to market;

•	our belief that customers will accept and adopt our new products;

•	our belief that our current facilities will be adequate for the foreseeable future;

•	our expectation that sales outside of the United States will remain a significant portion of our revenue;

•	the timing of our receipt of payment for products or services from our customers;

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

You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Annual Report on Form 10-K. All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under “Item 1A – Risk Factors” and are based on information available to us as of March 7, 2019. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading “Item 1A – Risk Factors” and our results disclosed from time to time in our reports on Forms 10-Q and 8-K and our Annual Reports to Stockholders.

PART I

ITEM 1 — BUSINESS

Overview

Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “we”, “our” and “us”) (NASDAQ: ERII) is an engineering-driven technology company that engineers, designs, manufactures and supplies solutions for industrial fluid flow processes. The Company offers technologies which can drive meaningful, immediate cost savings and operational efficiencies for our customers. Currently, we operate in two markets - water and oil & gas, and our products are utilized in these markets to either recycle and convert wasted pressure energy into a usable asset or preserve pumps that are subject to hostile processing environments.

Energy Recovery was incorporated in Virginia in 1992 and reincorporated in Delaware in 2001. Our headquarters and principal research, development, and manufacturing facility is located in California. We are also constructing a new facility in Texas, which we hope to complete in 2019. We maintain direct sales offices and technical support centers in Europe, the Middle East and Asia.

Water

For more than 20 years, Energy Recovery has been developing innovative and efficient technologies and solutions for the reverse osmosis water desalination industry. Climate change, increasing water scarcity, as well as population and economic growth across the globe are driving water demand for human, agricultural, and industrial use. Apart from seasonal variations, the supply of fresh water generally remains fixed, and in some geographic areas is falling, and cannot keep pace with this growing demand. Desalination of seawater, brackish water and wastewater offers one solution to water scarcity needs around the world. In many parts of the world, desalination contributes significantly to the freshwater supply.

Solutions

We are the market leader in the engineering, design, manufacturing and supply of energy recovery devices (“ERDs”) to the global reverse osmosis desalination market. Our ERDs are categorized into two technology groups: positive displacement isobaric ERDs, namely our proprietary Pressure Exchanger (“PX Pressure Exchanger”), and centrifugal-type ERDs such as our hydraulic turbochargers (“Turbochargers”). We also manufacture high-performance and high-efficiency pumps that are utilized in the reverse osmosis desalination process.

Energy Recovery Devices

Prior to the introduction of ERDs, the expense of reverse osmosis desalination was often cost prohibitive due to the high energy needs required in the process. Generally speaking, energy intensive pumps are used to pressurize the feed water, weather seawater or brackish water, which is then forced through a membrane that removes the salts and minerals. The process results in potable water, suitable for human, agricultural and industrial use. In the case of seawater reverse osmosis (“SWRO”) desalination, for example, this process results in a highly concentrated and pressurized concentrate stream. Prior to the adoption of ERDs, this concentrate stream was often discharged back into the world’s oceans after dissipating the pressure through throttle valves, thereby wasting the pressure energy. The repeated pressurization of the feed water and subsequent dissipation of the pressure energy in the discharge water was inefficient and resulted in tremendous amounts of wasted energy that made SWRO desalination substantially more expensive that alternative water production options.

When introduced, ERDs fundamentally altered this paradigm by capturing and reusing this wasted pressure energy. Rather than dissipating the pressure energy from the discharge brine, ERDs such as our PX Pressure Exchanger can transfer the pressure energy from the discharge water directly to the unprocessed feed water, thereby reducing the amount of ongoing pressure energy required by the processes’ pumps. This results in a much more efficient process as the size of the high-pressure pumps and the corresponding energy usage are reduced. As a result, ERDs have made SWRO desalination a viable economic option in the production of potable water.

The brackish water reverse osmosis (“BWRO”) desalination process is identical to that of the SWRO desalination process. Brackish water typically has lower salt content than seawater, therefore fewer solids need to be removed and less energy is expended on pressurizing the feed water. The amount of salts in the feedwater will ultimately determine the system design and operating conditions which, in turn, will drive decisions related to the specification or type of energy recovery device to be employed, if any. Due to the lower cost involved, our Turbocharger devices generally have characteristics more applicable to BWRO, although this is not always the case.

The PX Pressure Exchanger, high efficiency positive-displacement isobaric energy recovery device. Our patented PX Pressure Exchanger technology consists of a ceramic rotor supported by a highly efficient hydrodynamic and hydrostatic bearing system. Our PX Pressure Exchangers compete largely in the SWRO industry, or in higher salination BWRO desalination applications, and enable desalination plant operators to recover otherwise wasted hydraulic pressure energy from a high-pressure fluid flow and transfer the energy to a low-pressure fluid flow.

Turbochargers, high efficiency centrifugal energy recovery device. Our Turbochargers are designed for low-pressure brackish and high-pressure seawater reverse osmosis systems, as well as various other water treatment applications. Our Turbochargers provide high efficiency with state-of-the-art engineering and configuration. Designed for maximum durability, reliability and optimum efficiency, our Turbochargers offer substantial savings, and the custom-designed hydraulics allow for optimum performance over a wide range of operating conditions. Our Turbochargers complete primarily in BWRO desalination applications, where the systems have characteristics more applicable to our Turbocharger technology. However, our Turbocharger technology is also implemented in SWRO desalination applications where initial cost, simplicity and / or low energy costs are key factors in the decision-making process.

Pumps

High efficiency pumps, high-pressure feed and high-pressure circulation pumps. In addition to ERDs, water reverse osmosis desalination requires specialized high-pressure feed and circulation pumps. These devices, in combination with ERDs, must efficiently pressurize and circulate feedwater to the membranes to purify water. Plant operators require specialized pumps with performance matched to the requirements of the membranes and energy recovery devices. To minimize plant costs these pumps must provide high energy efficiency and reliability with low maintenance requirements. Specifically designed for the reverse osmosis industry, our pumps utilize our material science and hydraulic design expertise. Designed for maximum durability, reliability, and optimum efficiency, our pumping systems offer users savings, while the investment cast components and optimized fluid pathways ensure maximum performance.

We manufacture and / or supply specialized high-pressure feed and circulation pumps for only a portion of the markets served by our ERD solutions, generally in small- to medium-sized desalination plants. Our high-pressure feed pumps are designed to pressurize the membrane feed flow and overcome the osmotic pressure requirements of the feed water resulting in the production of permeate water. Our high-pressure circulation pumps are designed to “circulate” and control the high-pressure flow rates through the PX Pressure Exchanger and to compensate for small pressure losses across the membrane, PX Pressure Exchanger and associated process piping.

Markets

Seawater, brackish, and wastewater reverse osmosis desalination have been our markets for revenue generation to date. The water market ranges from small desalination plants such as those used in cruise ships and resorts, to mega-project desalination plants deployments globally that process 50,000 cubic meters of water per day and above. Because of the geographical location of many significant water desalination projects, geopolitical and economic events can influence the timing of expected projects. We anticipate that markets traditionally not associated with desalination, including the United States (“U.S.”) will inevitably develop and provide further revenue growth opportunities.

Greenfield

The greenfield market represents newly constructed reverse osmosis desalination projects. These facilities vary in size, scope and geography. Largescale greenfield projects are typically public in nature and involve a formal tendering process. Smaller greenfield projects may be private in nature, but typically still involve a formal tendering process. We work directly with the project bidders, generally large engineering, procurement and construction (“EPC”) firms, end-users and industry consultants to scope in our products prior to the project being awarded, where possible. Once the project is awarded to an EPC, our normal sales process ensues. The greenfield market has been the key market for our water business. This market is highly competitive, and the tendering process pays close attention to the cost to desalinate water (i.e., dollars per cubic meter of water produced). Our PX Pressure Exchanger’s industry-leading efficiency for ERDs in the desalination industry has allowed us to remain competitive.

Retrofit

The retrofit market represents existing water facilities that are currently in operation utilizing legacy technologies. These facilities and their owners not only encounter issues with low-efficiency legacy technologies, but also encounter capital expenditure and “know-how” issues that may prevent them from retrofitting plants. Typical retrofits include improvements to existing operations, equipment upgrades and potential expansions of existing capacity. We leverage our best-in-class solutions and “know how” to unseat existing technology by implementing water production efficiency measures to reduce overall power consumed, repair and maintenance costs and avoid costly capital upgrades, as well as increase throughput and/or plant availability. These retrofit opportunities may or may not have a formal tendering process. We typically approach the plant operators, owners and/or end-users of these facilities to present our value-proposition.

Service & Aftermarket

The service & aftermarket market is comprised of existing water facilities that have our solutions installed or in operation. We provide spare and repaired components, field services and various commissioning activities to our customer base. We leverage our water expertise in supporting our existing installed base to ensure that our solutions are being operated effectively and efficiently. Readily available aftermarket products and services are required by our industry partners and customers in order maximize plant availability and profits.

Customers

We sell our energy recovery devices and pumps to (1) major international EPC firms that can design, build, own and operate large-scale desalination plants (mega projects); (2) original equipment manufacturers (“OEM”) which are companies that supply equipment and packaged solutions for small- to medium-sized desalination plants, and national, state and local municipalities worldwide; and (3) plant owners and/or operators who can utilize our technology to upgrade or keep their plant running, or retrofit their existing plant equipment with various efficiency measures to optimize operations by reducing overall power consumed and reduce other operating costs in the desalination process.

Large Engineering, Procurement and Construction Firms

A significant portion of our revenue has historically come from sales to large EPC firms worldwide which have the required desalination expertise to engineer, undertake procurement for, construct, and sometimes own and operate, large desalination plants or mega-projects. Due to the enormous volume of water processed by these mega-projects, ongoing operating costs rather than initial capital expenditures is the key factor in their selection of an ERD solution. As such, EPCs most often select our PX Pressure Exchangers, which offers the highest efficiency and total life-cycle-cost savings to the end client. We work with these EPC firms to specify our PX Pressure Exchanger solutions for their plant designs. The time between project tender and shipment can range from 16 to 36 months, or more. Each mega-project typically represents revenue opportunities ranging from $1 million to $10 million.

We estimate that the total capital investments in these mega-projects may fall between $50 million to $1 billion or more. Due to the large capital investments needed to fund these projects, which are typically provided by national or local governments, these projects are more susceptible to macroeconomic and regional risks, such as economic downturns, currency shocks, or political risks.

Original Equipment Manufacturers

We sell a broad set of our products to OEMs including our PX Pressure Exchangers, Turbochargers, high-pressure pumps, and circulation “booster” pumps. Our sale of solutions and services to OEM suppliers are for integration and use in small- to medium-sized desalination plants processing up to 50,000 cubic meters of water per day located in local municipalities, hotels and resorts, power plants, cruise ships, farm operations, among others. In addition, these OEMs purchase our solutions for “quick water” or emergency water solutions.

Unlike mega-projects, OEM projects are smaller in scope and, as such, the initial capital expenditure, rather than future ongoing operating costs, is often the key factor in selection of an ERD solution. Accordingly, we sell not only our PX Pressure Exchanger, but also our Turbochargers, which offer a lower cost alternative to the PX Pressure Exchanger. The typical time from project tender and shipment can range from one to 12 months. OEM projects typically represent revenue opportunities of up to $1 million or more.

Capital investments in OEM projects can be as high as $100 million, but typically range between $10 - $50 million. Due to the lower capital investment of these projects, such projects are more likely to be privately financed, or financed by local municipalities. Due to a more diverse customer base and source of financing, OEM projects tend to be less susceptible to economic and regional shocks, and to provide a more stable source of revenue to the company.

End-users and Service Providers

Our existing and expanding installed base of energy recovery and pump products in water plants has created a growing customer base comprised of plant operators and service providers. These customers purchase spare parts, replacement parts, and service contracts, as well as utilize our field service expertise to perform maintenance and repairs. Owners and operators of older plants without effective energy recovery devices, and newer plants with devices manufactured by our competitors, purchase our equipment to retrofit plants to realize operational expense reductions or expansions in plant capacity.

Competition

The market for ERDs and pumps in the water treatment market is competitive. As the demand for fresh water increases and the market expands, we expect competition to persist and intensify.

We have three main competitors for our ERDs: Flowserve Corporation (“Flowserve”), Fluid Equipment Development Company (“FEDCO”), and Danfoss Group (“Danfoss”). We believe our solutions offer a competitive advantage compared to our competitor’s solutions because our ERDs provide the lowest life-cycle cost and are therefore the most cost-effective ERD solutions for the reverse osmosis desalination industry over time.

In the market for large mega-projects, our PX Pressure Exchanger competes primarily with Flowserve’s DWEER product. We believe our PX Pressure Exchangers have a competitive advantage as compared to the DWEER product because our devices are made with highly durable and corrosion-resistant ceramic parts that are designed for a life of more than 25 years, are warranted for high efficiencies, cause minimal unplanned downtime, and offer lower lifecycle costs. Additionally, the PX Pressure Exchanger offers optimum scalability with a quick startup as well as no scheduled maintenance.

In the market for small-to-medium-sized desalination plants, our ERD solutions compete with FEDCO’s turbochargers and Danfoss’s iSave energy recovery device. We believe that our PX Pressure Exchangers have a distinct competitive advantage over these solutions because our devices provide up to 98% energy efficiency, have lower lifecycle maintenance costs, and are made of highly durable and corrosion-resistant ceramic parts. We also believe that our Turbochargers compete favorably with FEDCO’s turbochargers based on efficiency, price and because our turbochargers have design advantages that enhance efficiency, operational flexibility, and serviceability.

In the applicable market and flow ranges that we serve for high-pressure pumps and circulation pumps, our solutions compete with pumps manufactured by Clyde Union Ltd.; FEDCO; Flowserve; KSB Aktiengesellschaft; Torishima Pump Mfg. Co., Ltd.; Sulzer Pumps, Ltd.; and other companies. We believe that our pump solutions are competitive with these solutions because our pumps are developed specifically for reverse osmosis desalination, are highly efficient, feature product-lubricated bearings, and are often purchased with our ERDs in small- to medium-sized plants.

Sales and Marketing

Our strategically located direct salesforce offers our products through capital sale to our customers around the world. We have sales offices in the United States, Madrid, Shanghai, and Dubai, and we maintain a sales and service footprint in strategic territories allowing rapid response to our customers’ needs. Our team is composed of individuals with many years of desalination and water expertise and deep references throughout the industry. Aligning to the geographic breadth of our current and potential future customers, our product marketing approach includes a strategic presence at water industry events across various regions. In addition, we leverage our industry and market intelligence to develop new solutions and services that can be adopted by our growing customer base.

A significant portion of our revenue is from outside of the U.S. Additional segment and geographical information regarding our product revenue is included in Note 13, “Geographical Information and Concentrations” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Operations

Our water products are manufactured at our facility located in San Leandro, California, where our PX Pressure Exchangers, Turbochargers and pumps are produced, assembled, and tested. Our 100,000 sq. ft manufacturing area includes an advanced ceramics manufacturing facility and testing laboratory, five hydraulic performance testing loops, CNC machines, assembly stations and warehouse. Ceramic components for the PX device are manufactured in-house from high-grade, raw alumina to the final product. Components for our other products also undergo final precision finishing in San Leandro to protect the proprietary nature of our manufacturing methods and product designs and to maintain premium quality standards. The availability of multiple test loops allows us to test every water product we manufacture to its full rated operating conditions.

We obtain raw, processed and certain pre-machined materials from various suppliers to support our manufacturing operations. A limited number of these suppliers are near sole-source to maintain material consistency and support new product development. A qualified redundant material source exists in all cases.

Our production facility operates under the principles of Lean Manufacturing and continuously seeks ways to improve product and process performance. Our manufacturing operations is certified to ISO9001:2015 standards.

Water field activities are conducted by our after-market and field service organization on-site at customer locations.

Seasonality

We often experience substantial fluctuations in product revenue from quarter-to-quarter and from year-to-year because a single order for our ERDs by a large EPC firm for a particular plant may represent a significant portion of our revenue. Prior to 2018, our EPC customers tended to order a significant amount of equipment for delivery in the fourth quarter, and as a consequence, a significant portion of our annual sales typically occurred during the fourth quarter. This trend did not repeat itself in 2018, however, and seasonality as experienced in prior years may not be the same in future years.

Oil & Gas

Across oil & gas markets, highly pressurized fluid flows are required to extract and process hydrocarbons. These pressurized fluid flows are a necessity but come at a high cost to the oil & gas industry. In the upstream sector, high rates of flow, high pressure differentials and hostile (e.g., corrosive, erosive or abrasive) fluids lead to rapid degradation of expensive pressure pumping equipment. In the mid-stream and down-stream sectors, pressure energy becomes a waste product at various stages of oil and gas processing thereby driving excessive energy usage and cost. Oil & gas operators seek ways to reduce these costs and improve overall productivity.

Markets

Upstream Sector

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

During mud pumping in the drilling process, a drilling fluid (commonly referred to as “drilling mud”) is circulated from a mud pit through the wellbore utilizing high-pressure mud pumps, which pressurize the drilling mud at treating pressures up to 7,500 psi, to control formation pressures, lubricate the drill bit, and to remove cuttings. Although the existing mud pumping process removes most of the solids from the drilling mud, debris and sand often remain. The pumps circulating the drilling mud is therefore subjected to extreme wear, resulting in burdensome repair and maintenance costs. Components of these mud pumps are routinely destroyed by the hostile drilling mud used during the mud pumping process causing OFS operators significant costs associated with excessive downtime, repairs, maintenance, capital equipment redundancy, safety, and rig mobilization.

OFS operators have long sought ways to ruggedize or extend the life of pumps thereby reducing costs in both the hydraulic fracturing and drilling processes. We believe the most efficient method of extending the life of these pumps is to isolate the high-pressure pumps from the abrasive fluids completely, thereby enabling OFS operators to realize immediate and long-term savings in the form of reduced downtime, repairs and maintenance costs and capital equipment redundancy.

Midstream and Downstream Sectors

Today, natural gas is typically processed by removing acid gases such as carbon dioxide and hydrogen sulfide before it is ready for distribution and use. A common acid gas removal process uses an amine solvent to absorb acid gases in a high-pressure contactor column. Having absorbed the carbon dioxide and hydrogen sulfide, the pressurized (rich) amine is then depressurized and processed into regenerated (lean) amine for reuse. An ERD, such as a Turbocharger, can recover the energy wasted during this reduction in pressure of the amine. This recovered energy can then be converted to electricity, or hydraulic energy, which eliminates the need for a high-pressure pump. Fewer high-pressure pumps reduce capital expenditures, and energy and maintenance costs, positively impacting plant availability.

Within pipeline applications, crude oil or final hydrocarbon products must be pressurized to travel from upstream gathering facilities or refineries, to terminals and tank farms. Fluid pressure builds within the pipeline during transport, and this pressure must be reduced before storing the liquid. This required pressure-drop, typically managed through a control valve that simply dissipates the energy into the atmosphere, represents an opportunity to generate electricity from otherwise wasted pressure energy.

Solutions

Our technology solutions seek to preserve or eliminate pumping technology in hostile processing environments or convert wasted pressure energy into a reusable asset. Our core oil & gas solutions based upon PX Pressure Exchanger technology, the VorTeq and MTeq, isolate high cost pumping equipment from hostile processing fluids. Our centrifugal line of solutions based upon our Turbocharger technology, the IsoBoost and IsoGen, recycle otherwise lost pressure energy.

Upstream Sector

VorTeq, a PX solution for hydraulic fracturing applications: The VorTeq technology isolates and preserves costly frac-pumps by re-routing hostile frac-fluid away from the frac-pumps, and ultimately enables a more efficient pumping model. Using VorTeq, the frac-pumps will process only clean fluid, which leads to reduced repairs and maintenance costs, reduced capital costs by extending frac-pump life expectancy, and the elimination of redundant capital equipment. Our VorTeq techlology is currently in the research and development (“R&D”) stage. We completed a substantial re-design of the VorTeq during 2017 and have progressed the technology significantly in 2018. Our focus remains on commercializing this technology.

MTeq, a PX solution for mud pumping applications: Our MTeq technology isolates and preserves costly mud pumps by re-routing hostile drilling mud from these critical pumps, and ultimately enables a more efficient pumping model. These mud pumps will process only clean fluid, which leads to reduced repairs and maintenance costs and reduced capital costs by extending pump life expectancy and eliminating redundant capital equipment. Our MTeq technology is currently in the R&D stage and we are actively working towards progressing this technology. We designed the MTeq during late 2016 and early 2017 and completed building the first prototype in December 2017.

Midstream and Downstream Sectors

IsoBoost & IsoGen, turbocharger solutions, for gas processing & pipeline applications: Within the gas processing and pipeline pressure down cycle, the IsoBoost and IsoGen technology enables the recovery of pressure energy in the fluid flows either through the exchange of pressure within the application or by converting it to electricity. Our technology enables gas processing plant and pipeline owners and operators to achieve immediate and long-term energy savings with little or no operational disruption. Our IsoBoost is comprised of hydraulic turbochargers and related controls and automation systems. The IsoBoost solution enables oil & gas operators to capture and use wasted hydraulic pressure energy within the acid gas removal process, acting like a pump that is powered by hydraulic pressure that would otherwise be discarded through a control valve. Our IsoGen is comprised of hydraulic turbines, generators, and related controls and automation systems. The IsoGen enables oil & gas operators to generate electricity from the hydraulic energy in high-pressure fluid flows, either within the acid gas removal process in gas processing or at pipeline choke stations.

Customers

We license, lease or sell our oil and gas products to oil field service companies, international oil companies (“IOC”), national oil companies (“NOC”), exploration and production companies (“E&P”), OEMs and EPC firms.

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

As the MTeq technology matures, the Company intends to evaluate the best potential distribution method for the technology, which may include long term licensing partnerships with OFS companies that specialize in drilling wells or OEMs that supply or lease equipment to market participants.

Gas Processing & Pipeline Operators

We have contracted and delivered oil & gas solutions to customers in North America, Asia, and the Middle East for use in gas processing applications. Our target market consists of gas processing plants, pipeline substations and ammonia plants worldwide. Our IsoGen solution has been installed in a major gas processing plant in the Middle East.

In 2016, we received our first major purchase order for multiple units of our IsoBoost solution for integration into a major gas processing plant under construction in the Middle East. We completed and shipped the initial units to the Middle East in fourth quarter of 2018. In April 2017, we entered into a 10-year licensing agreement with Alderley FZE for our IsoBoost & IsoGen technologies in gas processing and pipeline applications within the countries of the Gulf Cooperation Council (“GCC”), as well as Iraq and Iran to the extent international sanctions and laws permit.

Competition

The landscape for our technology within the oil & gas market is competitive as the industry is continuously seeking ways to reduce costs and extend the life of assets used in the production or transportation of hydrocarbons. As demand for our products increases, we expect competition to intensify.

We believe our VorTeq technology represents a competitive advantage over existing missile manifold technology because our solution re-routes abrasive proppant away from high-pressure pumps and will provide OFS operators the option to transition to more robust, longer lived, centrifugal pumps thereby further decreasing operating and capital costs. While our VorTeq replaces a traditional manifold, the competitors to our VorTeq are the high-pressure frac pump manufacturers. There are a multitude of these pump manufacturers, including Gardner Denver, Inc., FMC Technologies, the Weir Group, Stewart & Stevenson and Forum Energy Technologies.

Similar to the VorTeq, the MTeq enhances the useful life of mud pumps and consumable pump components used in land drilling by re-routing the hostile drilling mud away from the high-pressure pumps and OFS operators have the option to transition to more robust, longer life, centrifugal pumps thereby further decreasing operating and capital costs. The competition to the MTeq is a more robust mud pump or more durable mud pump components. The primary manufacturers of mud pumps are National Oilwell Varco, Inc., Gardner Denver, Inc. and Cameron International Corporation.

Several companies manufacture competitive technology to the IsoGen, which primarily consists of reverse running pumps (also called hydraulic power recovery turbines or HPRTs) and perform a basic form of energy recovery. Manufacturers of reverse running pumps include, but are not limited to, Flowserve, Sulzer Pumps, Ltd., and Shin Nippon Machinery. Several companies manufacture hydraulic turbochargers, which could eventually develop into competitive technology to the IsoBoost. However, none of these companies that manufacture turbochargers have significant experience within gas processing. In order to utilize a turbocharger in gas processing, expertise is required to validate the system level design and integration within a gas processing application.

Sales and Marketing

In the oil & gas market, we target OFSs, IOCs, NOCs, E&Ps, OEMs or EPCs on behalf of oil producers and chemical producers who have applications for our solutions and services. We endeavor to limit capital sales into the oil & gas market, thereby minimizing installation and distribution costs, as well as associated sales and marketing expenses. As a result, our primary go-to-market strategy in the oil & gas market is through technology licensing as outlined in the Customer section of this overview.

A significant portion of our revenue is from outside of the U.S. Additional segment and geographical information regarding our product revenue is included in Note 14, “Geographical Information and Concentrations” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Operations

Our oil & gas product manufacturing, assembly, and testing has been historically managed through our operations in Ireland. In October 2018, these functions were transitioned to the U.S. branch of our Ireland operating company, which is resident in Malta. To produce our oil & gas products, we utilize multiple supply chain partners, in addition to our San Leandro manufacturing facility. We complete critical machining, assembly, and testing operations in-house to protect the proprietary nature of our manufacturing methods and product designs and to maintain premium quality standards. Our Ireland operations has also historically been responsible for overseeing the commercialization of the VorTeq. Likewise, in October 2018, this responsibility was transitioned to the U.S. branch of our Ireland operating company, which is tax resident in Malta.

Oil & gas field activities are conducted by our field operations organization, which also provides support to R&D activities leading to VorTeq and MTeq commercialization.

In January 2019, we signed a long-term lease for a new facility near Houston, Texas. This facility will consolidate our Texas Oil & Gas operations and allow us to test our VorTeq and MTeq technologies at scale and in real world conditions on a regular, uninterrupted basis. The facility will also house equipment to manufacture, machine, inspect and test tungsten carbide components in support of R&D and eventual commercialization.

Seasonality

In our Oil & Gas segment, we do not currently have enough history to determine seasonal revenue patterns.

Research and Development

Energy Recovery’s focus on R&D is a key driver of the company’s future evolution. When developing products, we seek four distinct process criteria: (1) high rates of fluid flow; (2) large pressure differentials; (3) hostile fluids; and (4) high degrees of capital intensity, specifically in the form of pumping and/or compression assets. Using these criteria, our product development strategy is to identify fluid flow applications where equipment is being destroyed or adversely affected and/or where pressure energy is being wasted. We maintain a product development road map, which guides R&D resource allocation across all business units. Our R&D team guides products through defined development stages with structured toll-gate reviews throughout the process.

The Company has invested significantly in R&D to support our product development strategy and has grown its R&D headcount by 45 percent since 2013. We maintain advanced testing capabilities at our headquarters in San Leandro, California and are building new testing facilities for oil & gas applications in Texas.

Our engineers specialize in a range of technical fields spanning the Company’s core engineering competencies of fluid mechanics and aerodynamics, solid mechanics with expertise in computational fluid dynamics and finite element analysis, bearings design (roller-element, hydrostatic, and hydrodynamic), multi-phase flow, dynamics and controls, acoustics and vibrations, tribology, material science and coatings, pumps and turbines, aircraft engines, turbomachines, and rotating machinery.

We have invested in advanced numerical modeling and analytical tools that allow for 3D, multi-phase, multi-physics, and multi-scale computational fluid dynamics and fluid structure interactions. Leading-edge modeling and analytical techniques coupled with extensive experimental capabilities allow us to further refine our existing water and oil and gas technologies, as well as develop new derivatives of the PX pressure exchanger for complex systems and applications.

We have advanced testing capabilities in our San Leandro facility to test our PX Pressure Exchanger, Turbocharger, and pump technologies. We are building new testing facilities in Texas that will allow us to test our oil & gas products at full scale. In 2018, we made a sizable investment in high pressure frac equipment such as frac pumps, blenders, and other equipment to bolster our testing capabilities in Texas to advance our VorTeq and MTeq solutions.

Today our R&D investments are focused on (1) commercialization of our VorTeq and MTeq solutions; (2) advances to our existing PX pressure exchanger, turbocharger, and pump technologies to better service our water end markets; (3) development of new pump technologies in support of our water business; and (4) fundamental research into new applications of our PX pressure exchanger technology in existing and new verticals.
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

Employees

As of December 31, 2018, we had 143 employees: 52 in manufacturing; 30 in engineering, research and development; 33 in corporate services and management; and 28 in sales, service, and marketing. Fourteen of these employees were located outside of the United States. We also engage a relatively small number of independent contractors, primarily as sales agents worldwide. We have not experienced any work stoppages, and our employees are not unionized. We consider our relations with our employees to be good.

Additional Information

The Energy Recovery website is www.energyrecovery.com. We use the Investor Relations section of our website as a routine channel for distribution of important information, including news releases, presentations, and financial statements. We intend to use the Investor Relations section of our website as a means of complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website in addition to press releases, Securities and Exchange Commission (“SEC”) filings, and public conference calls and webcasts. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, in the Investor Relations section of our website, as soon as reasonably practicable after the reports have been filed with or furnished to the SEC. The information contained on our website or any other website is not part of this report nor is it considered to be incorporated by reference herein or with any other filing we make with the SEC. Our headquarters and primary manufacturing center is located at 1717 Doolittle Drive, San Leandro, California 94577, and our main telephone number is (510) 483-7370. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and the address of that site (http://www.sec.gov).

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

We currently derive the majority of our revenue from sales of products and services used in desalination plants for municipalities, hotels, mobile containerized desalination solutions, resorts, and agricultural operations in dry or drought-ridden regions of the world. The demand for our Water segment products may decrease if the construction of desalination plants declines for political, economic, or other factors, especially in these dry or drought-ridden regions. Other factors that could affect the number and capacity of desalination plants built or the timing of their completion, include the availability of required engineering and design resources; a weak global economy; shortage in the supply of credit and other forms of financing; changes in government regulation, permitting requirements, or priorities; and reduced capital spending for desalination. Each of these factors could result in reduced or uneven demand for our Water segment products. Pronounced variability or delays in the construction of desalination plants or reductions in spending for desalination, could negatively impact our Water segment sales and revenue, which in turn could have an adverse effect on our entire business, financial condition, or results of operations and make it difficult for us to accurately forecast our future sales and revenue.

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

Our contracts with large engineering, procurement, and construction firms generally contain holdback provisions that typically delay final installment payments for our products by up to 24 months, after the product has been shipped and revenue has been recognized. Generally, 10% or less of the revenue we recognize pursuant to our customer contracts is subject to such holdback provisions and is accounted for as contract assets. Such holdbacks may result in relatively high unbilled receivables. If we are unable to collect these performance holdbacks, our results of operations would be adversely affected.

We depend on a limited number of suppliers for some of our components. If our suppliers are not able to meet our demand and/or requirements, our business could be harmed.

We rely on a limited number of suppliers for vessel housings, stainless steel ports, alumina powder, and tungsten carbide for our portfolio of PX ERDs and stainless steel castings and components for our turbochargers and pumps. Our reliance on a limited number of manufacturers for these supplies involves several risks, including reduced control over delivery schedules, quality assurance, manufacturing yields, production costs, and lack of guaranteed production capacity or product supply. We do not have long-term supply agreements with these suppliers but secure these supplies on a purchase order basis. Our suppliers have no obligation to supply products to us for any specific period, in any specific quantity, or at any specific price, except as set forth in a particular purchase order. Our requirements may represent a small portion of the total production capacities of these suppliers, and our suppliers may reallocate capacity to other customers, even during periods of high demand for our products. We have in the past experienced, and may in the future experience, product quality issues and delivery delays with our suppliers due to factors such as high industry demand or the inability of our vendors to consistently meet our quality or delivery requirements. If our suppliers were to cancel or materially change their commitments to us or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which could harm our business, operating results, and financial condition. We may qualify additional suppliers in the future, which would require time and resources. If we do not qualify additional suppliers, we may be exposed to increased risk of capacity shortages due to our dependence on current suppliers.

Risk Related to our Oil & Gas Segment

We may not be able to successfully commercialize the VorTeq.

In October 2015, we entered into the VorTeq License Agreement with the VorTeq Licensee, which provides the VorTeq Licensee with exclusive worldwide rights to our VorTeq technology for hydraulic fracturing onshore applications. Once the VorTeq is commercialized, the VorTeq Licensee will begin paying ongoing recurring royalty fees to us for the VorTeq technology. In order to commercialize the VorTeq, the VorTeq License Agreement provides, among other things, that we successfully meet certain specified milestones against key performance indicators set forth in the license agreement. The VorTeq is a relatively new technology and the hydraulic fracturing process is extremely complex, which presents a wide range of technological challenges for us. If we are unable to successfully solve these challenges and, as a result, fail to meet the milestones, we may not be able to successfully commercialize the VorTeq. In that circumstance, we will not receive any royalty payments from the VorTeq Licensee, which could have an adverse effect on our entire business, financial condition, or results of operation.

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

The VorTeq License Agreement calls for certain milestone key performance indicators that if met will result in payments to the Company of $25 million for each of two milestones. Achievement of these milestones is uncertain, and while we believe we can meet the milestones, if we are unable to do so, the milestone payments will be delayed until such time as the milestones are met or may not be earned and received at all. Failure to meet said milestones may also jeopardize commercialization and the rate of adoption of our VorTeq.

We may not be able to successfully complete early stage testing of the MTeq, enter into a long term licensing agreement for the MTeq or fail to commercialize the MTeq.

We introduced the MTeq in 2017 and entered into a strategic early stage testing agreement in the second quarter of 2017. Like the VorTeq, we intend to find a long-term licensing partner for the MTeq and to ultimately commercialize the MTeq. Even if early stage testing proves to be successful, we may not be able to identify a licensing partner for the technology to assist us in bringing the MTeq solution to the market. If we were able to enter into such a licensing agreement, we may still fail to produce a viable commercialized solution given the complex and extreme conditions found in mud pumping, which present a wide range of technological challenges for us. If we are unable to successfully complete early stage testing, fail to locate and successfully negotiate a licensing or similar agreement with a long-term partner, or fail to solve any of the technological challenges, we may not be able to successfully commercialize the MTeq, which could have an adverse effect on our entire business, financial condition, or results of operation.

Our Oil & Gas segment may be impacted by prolonged deflation in global oil prices which may cause delays or cancellations of projects by Oil & Gas segment customers, negatively affecting the rate of our market penetration and consequently our revenue and profitability.

A deflationary oil environment may delay and even stall adoption and deployment of our products within our Oil & Gas segment including but not limited to the VorTeq as licensed for onshore applications by the VorTeq Licensee. Emerging market economies, those dependent on commodity exports, and especially those for whom oil exports make up a significant percent of total exports, may be unable to retrofit or expand their oil exploration, production, and gas processing infrastructure thus negatively impacting our addressable market and future revenue. Additionally, oil price deflation may continue to lead to widespread liquidity and insolvency issues for exploration, production, and processing customers, which may negatively affect our addressable markets and therefore our financial performance.

Risk Related to our Entire Business

Our diversification into new fluid flow markets, such as oil & gas, may not be successful

We have made a substantial investment in research, development, and sales to execute on our diversification strategy into fluid flow markets such as oil & gas and chemical processing. While we see diversification as core to our growth strategy, there is no guarantee that we will be successful in our efforts. Our model for growth is based in part on our ability to initiate and embrace disruptive technology trends, to enter new markets, both in terms of geographies and product areas, and to drive broad adoption of the products and services that we develop and market. Any inability to execute this model for growth could damage our reputation, limit our growth, and negatively affect our operation results. For example, while we believe that our products will enable gas processing plant operators to operate at a high level of energy efficiency with minimal downtime, we may be subject to warranty claims if customers of these offerings experience significant downtimes or failures for which our warranty reserves may be inadequate given the lack of historical failure rates associated with new product introductions. We also could be subject to damage claims based on our products, which we may not be able to properly insure. In addition, profitability, if any, in new industrial verticals may be lower than in our Water Segment, and we may not be sufficiently successful in our diversification efforts to recoup investments.

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

Developing our products is expensive and the investment in product development may involve a long payback cycle. For the years ended December 31, 2018, 2017 and 2016, our R&D expenses were $17.0 million, or approximately 23% of our total revenue, $13.4 million, or approximately 19% of our total revenue, and $10.1 million, or approximately 18% of our total revenue, respectively. We believe one of our greatest strengths lies in our innovation and our product development efforts. By investing in R&D, we believe we are well positioned to continue to execute on our product strategy, take into consideration our customers’ cost and efficiency sensitivities and take advantage of other market opportunities. We expect that our results of operations may be impacted by the timing and size of these investments. In addition, these investments may take several years to generate positive returns, if ever.

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

In addition to the intellectual property litigation risks discussed above, we are presently involved, and may become involved in the future, in various commercial and other disputes as well as related claims and legal proceedings that arise from time to time in the course of our business. See Note 16, “Litigation,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for information about certain legal proceedings in which we are involved. Our current legal proceedings and any future lawsuits to which we may become a party are and will likely be expensive and time consuming to investigate, defend and resolve, and will divert our management’s attention. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could have an adverse effect on our business, financial condition, or results of operations.

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

Uncertainty in the global geopolitical landscape may impact our operations outside the United States.

There is uncertainty as to the position the United States will take with respect to world affairs. This uncertainty may include such issues as U.S. support for existing treaty and trade relationships with other countries, including, notably, China. This uncertainty, together with other recent key global events (such as recently enacted currency control regulations and tariff regimes in or against China, the continuing uncertainty arising from the Brexit referendum in the United Kingdom as well as ongoing terrorist activity, and potential hostilities in the Middle East) may adversely impact (i) the ability or willingness of non-U.S. companies to transact business in the United States, including with us, (ii) our ability to transact business in other countries, including the Middle East, where many of the water mega-projects are planned, (iii) regulation and trade agreements affecting U.S. companies, (iv) global stock markets (including The Nasdaq Global Market on which our common shares are traded), and (v) general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.

Acts of War or Terrorism

Threats or acts of war or terrorism can adversely affect our business. Terrorist attacks in the United States, Europe and in other countries and continuing hostilities in the Middle East and elsewhere have created significant instability and uncertainty in the world. These and future events may have a material adverse effect on world financial markets as well as the water industry, as many large existing and planned water desalination plants are located in the Middle East. In addition, threats or acts of war or terrorism can cause our customers to curtail their purchase of our products. These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

The U.S. Congress and Trump Administration may make substantial changes to fiscal, political, regulation and other federal policies that may adversely affect our business, financial condition, operating results and cash flows.

Changes in general economic or political conditions in the United States or other regions could adversely affect our business. There have been and may be significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such changes will occur, changes at the local, state or federal level could impact our business. Specific legislative and regulatory proposals that could have a material impact on us include, but are not limited to, modifications to international trade policy; public company reporting requirements; and environmental regulation.

Additionally, on July 6, 2018, the Trump Administration imposed 25% tariffs on a variety of imports from China, including certain components imported into the U.S. for our manufacturing activities. The Administration subsequently imposed tariffs on two additional lists of products from China; the first of these additional lists involves 25% tariffs and the second list imposes 10% tariffs, which were originally scheduled to increase to 25% on January 1, 2019. On November 19, 2018, the U.S. Bureau of Industry and Security proposed export control rules on emerging technologies for public comment.

China responded to the multiple U.S. tariff lists by announcing several lists of products from the U.S. that are subject to additional tariffs upon import to China. The first round of Chinese retaliatory tariffs went into effect on July 6, 2018, and a second set was implemented on August 23, 2018. Our products are not impacted by these tariffs. A third group of items subject to 5 to 10% tariff went into effect on September 24, 2018, which includes our PX Pressure Exchanger, Turbocharger, and pump products. On December 2, 2018, the U.S. and China agreed to refrain from increasing tariffs or imposing new tariffs until March 1, 2019.  On February 24, 2019, President Trump announced via Twitter that he will be delaying increases in tariffs due to recent progress in trade talks.

We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Accordingly, it is difficult to predict how such actions may impact our business, or the business of our customers. Our business operations, as well as the businesses of our customers on which we are substantially dependent, are located in various countries at risk for escalating trade disputes, including the United States and China. Any resulting trade wars could have a significant adverse effect on world trade and could adversely impact our revenues, gross margins and business operations.

Regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. Based on our purchasing policy and supplier selection, it is considered unlikely that any conflict minerals are used in the manufacturing of our products. Nevertheless, we are continuing reasonable country of origin inquiry and have implemented a program of due diligence on the source and chain of custody for conflict minerals. There are costs associated with complying with these disclosure requirements, including loss of customers and potential changes to products, processes, or sources of supply. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” minerals, we cannot be sure that we will be able to obtain necessary materials from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we have implemented.

We may have risks associated with security of our information technology systems.

We make significant efforts to maintain the security and integrity of our information technology systems and data. Despite significant efforts to create security barriers to such systems, it is virtually impossible for us to entirely mitigate this risk. There is a risk of industrial espionage, cyber-attacks, misuse or theft of information or assets, or damage to assets by people who may gain unauthorized access to our facilities, systems, or information. Such cybersecurity breaches, misuse, or other disruptions could lead to the disclosure of confidential information, improper usage and distribution of our intellectual property, theft, manipulation and destruction of private and proprietary data, and production downtimes. Although we actively employ measures to prevent unauthorized access to our information systems, preventing unauthorized use or infringement of our rights is inherently difficult. These events could adversely affect our financial results and any legal action in connection with any such cybersecurity breach could be costly and time-consuming and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, we must frequently expand our internal information system to meet increasing demand in storage, computing and communication, which may result in increased costs. Our internal information system is expensive to expand and must be highly secure due to the sensitive nature of our customers’ information that we transmit. Building and managing the support necessary for our growth places significant demands on our management and resources. These demands may divert these resources from the continued growth of our business and implementation of our business strategy.

We may have risks associated with our international tax optimization structure

In 2015, we implemented an international tax optimization structure.  While the Company continues to conclude that uncertain tax positions are unlikely, it is possible that the international tax structure could be examined by the Internal Revenue Service in the U.S. and/or the Tax Authorities in Ireland, and it is possible that such an examination could result in an unfavorable impact on us.

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

The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions if we fail to successfully manage and operate the acquired business. If we fail in any acquisition integration efforts and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

In connection with certain acquisitions, we may agree to issue common stock or assume equity awards that dilute the ownership of our current stockholders, use a substantial portion of our cash resources, assume liabilities, record goodwill and amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our financial condition and results of operations.

Our actual operating results may differ significantly from our guidance.

We release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, will be based on projections prepared by our management. These projections will not be prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person will express any opinion or any other form of assurance with respect to the projections.

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

The market price of our common stock has been, and is likely to continue to be, volatile and subject to fluctuations. Changes in the stock market generally, as it concerns our industry, as well as geopolitical, economic, and business factors unrelated to us, may also affect our stock price. Significant declines in the market price of our common stock or failure of the market price to increase could harm our ability to recruit and retain key employees, reduce our access to debt or equity capital, and otherwise harm our business or financial condition. In addition, we may not be able to use our common stock effectively as consideration in connection with any future acquisitions.

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

Changes in United States Generally Accepted Accounting Principles (“GAAP”) could adversely affect our financial results and may require significant changes to our internal accounting systems and processes.

We prepare our consolidated financial statements in conformity with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. The FASB periodically issues new accounting standards on a variety of topics. For information regarding new accounting standards, please refer to Note 2 of Notes to Consolidated Financial Statements under the heading “Note 2 - Recent Accounting Pronouncements.” These and other such standards generally result in different accounting principles, which may significantly impact our reported results or could result in variability of our financial results.

In preparing our financial statements we make certain assumptions, judgments and estimates that affect amounts reported in our consolidated financial statements, which, if not accurate, may significantly impact our financial results.

We make assumptions, judgments and estimates for a number of items, including the fair value of financial instruments, goodwill, long-lived assets and other intangible assets, the realizability of deferred tax assets, the recognition of revenue and the fair value of stock awards. We also make assumptions, judgments and estimates in determining the accruals for employee-related liabilities, including commissions and variable compensation, and in determining the accruals for uncertain tax positions, valuation allowances on deferred tax assets, allowances for doubtful accounts, and legal contingencies. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of our securities.

In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of the Company. Such proposals may disrupt our business and divert the attention of our Board of Directors and our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, interfere with our ability to execute our strategic plan be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. A proxy contest for the election of directors at our annual meeting could also require us to incur significant legal fees and proxy solicitation expenses. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 1B — Unresolved Staff Comments

None

Item 2 — Properties

We lease approximately 171,000 square feet of space in San Leandro, California for product manufacturing, research and development, and executive headquarters under a lease that expires on January 1, 2029. We believe that this facility will be adequate for our purposes for the foreseeable future. Additionally, we lease offices in Dubai, United Arab Emirates; Shanghai, Peoples Republic of China; Houston, Texas and on January 10, 2019, we entered into an industrial lease agreement in Katy, Texas.

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

Stockholders

As of December 31, 2018, there were approximately 38 stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

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

Stock Repurchase Program

On March 7, 2018, our Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, may repurchase up to $10.0 million in aggregate cost of our outstanding common stock (“March 2018 Authorization”). Under the repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The share buyback program does not obligate us to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice. Under the March 2018 Authorization, as of December 31, 2018, the Company repurchased 1,193,102 shares at an aggregate cost of $10.0 million. The March 2018 Authorization expired in September 2018 and there was no repurchase authorization in place at December 31, 2018. The Company accounts for stock repurchases using the cost method. The aggregate cost includes fees charged in connection with acquiring the outstanding common stock.

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

Sales of Unregistered Securities

None

Stock Performance Graph

The following graph shows the cumulative total stockholder return of an investment of $100 on December 31, 2013 in (i) our common stock, (ii) the NASDAQ Composite Index, and (iii) common stock of a selected group of peer issuers (“Peer Group”). Cumulative total return assumes the reinvestment of dividends, although dividends have never been declared on our stock, and is based on the returns of the component companies, weighted according to their capitalizations as of the end of each quarterly period. The NASDAQ Composite Index tracks the aggregate price performance of equity securities traded on the NASDAQ. The Peer Group tracks the weighted average price performance of equity securities of seven companies in our industry: Consolidated Water Co. Ltd.; Flowserve Corp.; Hyflux Ltd., Kurita Water Industries Ltd.; Pentair PLC; Tetra Tech, Inc.; and The Gorman-Rupp Company. The return of each component issuer of the Peer Group is weighted according to the respective issuer’s stock market capitalization at the end of each period for which a return is indicated. Our stock price performance shown in the graph below is not indicative of future stock price performance.

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN *
Among Energy Recovery Inc., The NASDAQ Composite Index,
And A Peer Group

*	Graph represents the value of $100 invested on December 31, 2013 in stock or index, including reinvestment of dividends as of the year ending December 31.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Energy Recovery, Inc.	$100.00	$94.95	$127.39	$186.49	$157.66	$121.26
NASDAQ Composite Index	100.00	114.62	122.81	133.19	172.11	165.84
Peer Group	100.00	84.98	67.02	79.31	92.57	79.84

Item 6 — Selected Financial Data

The following selected financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 8, “Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2018	2017 (1)	2016 (1)	2015 (2)	2014 (2)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Product revenue	$61,025	$58,023	$49,715	$43,671	$30,426
Product cost of revenue	17,873	19,061	17,849	19,111	13,713
Product gross profit	43,152	38,962	31,866	24,560	16,713

License and development revenue	13,490	11,106	8,069	1,042	—

Operating expenses:
General and administrative	21,476	17,354	16,626	19,773	14,139
Sales and marketing	7,546	9,391	9,116	9,326	10,525
Research and development	17,012	13,443	10,136	7,659	9,690
Amortization of intangible assets	630	631	631	635	842
Total operating expenses	46,664	40,819	36,509	37,393	35,196
Income (loss) from operations	9,978	9,249	3,426	(11,791)	(18,483)
Other income (expense), net	1,462	680	287	(181)	69
Income (loss) before income taxes	11,440	9,929	3,713	(11,972)	(18,414)
(Benefit from) provision for income taxes	(10,653)	(8,425)	(6)	(334)	291
Net income (loss)	$22,093	$18,354	$3,719	$(11,638)	$(18,705)

Income (loss) per share:
Basic	$0.41	$0.34	$0.07	$(0.22)	$(0.36)
Diluted	$0.40	$0.33	$0.07	$(0.22)	$(0.36)
Number of shares used in per share calculation:
Basic	53,764	53,701	52,341	52,151	51,675
Diluted	55,338	55,612	55,451	52,151	51,675

(1) Due to the full retrospective adoption of Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), referred to as Accounting Standards Codification (“ASC”) 606 (“ASC 606”) the balances for the years ended 2017 and 2016 are recast. See Note 2,”Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data” of this Annual Report on Form 10K.

(2) The 2015 and the 2014 numbers in this financial data have not been recast for ASC 606 adoption. The impact of ASC 606 for periods prior to 2016 was included as a one-time adjustment to 2016 beginning balance retained earnings.

	As of December 31,
	2018	2017 (1) (3)	2016 (2)	2015 (4)	2014 (4)
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$21,955	$27,780	$61,364	$99,931	$15,501
Short-term investments	73,338	70,020	39,073	257	13,072
Long-term investments	1,269	—	—	—	267
Total assets	179,841	164,485	$148,679	151,799	85,941
Long-term liabilities	39,331	42,231	57,307	72,116	4,501
Total liabilities	66,463	72,591	80,571	88,140	16,023
Total stockholders’ equity	113,378	91,894	68,108	63,659	69,918

(1) Due to the full retrospective adoption of ASC 606 the balances for the year ended 2017 re recast. See Note 2,”Recent Accounting Pronouncements”, of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data” of this Annual Report on Form 10K.

(2) Due to the full retrospective adoption of ASC 606 the balances for the year ended 2016 are recast.

(3) Due to the modified retrospective adoption of ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842) the balances for the year ended 2017 are recast. See Note 2,”Recent Accounting Pronouncements”, of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data” of this Annual Report on Form 10K.

(4) The 2015 and the 2014 numbers in this financial data have not been recast for ASC 606 adoption. The impact of ASC 606 for periods prior to 2016 was included as a one time adjustment to 2016 beginning balance retained earnings.

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

Overview

Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “we”, “our” and “us”) (NASDAQ: ERII) is an engineering-driven technology company that engineers, designs, manufactures and supplies solutions for industrial fluid flow processes. The Company offers technologies which can drive meaningful, immediate cost savings and operational efficiencies for our customers. Currently, we operate in two markets - water and oil & gas, and our products are utilized in these markets to either recycle and convert wasted pressure energy into a usable asset or preserve pumps that are subject to hostile processing environments.

Energy Recovery was incorporated in Virginia in 1992 and reincorporated in Delaware in 2001. Our headquarters and principal research, development, and manufacturing facility is located in California. We are also constructing a new facility in Texas, which we hope to complete in 2019. We maintain direct sales offices and technical support centers in Europe, the Middle East and Asia.

Results of Operations

2018 Compared to 2017

Total Revenue

On January 1, 2018, we adopted ASC 606. Adoption of ASC 606 did not have a material impact on the timing of revenue and expense recognition for product revenue for either the Water segment or the cost-to-total cost (“CTC”) revenue contract in the Oil & Gas segment.

The implementation of ASC 606 for license and development revenue resulted in a material difference in the timing of revenue recognition under the new standard, with an overall acceleration of the recognition of deferred revenue under the VorTeq license agreement (the “VorTeq License Agreement”) that the Company entered into with Vorteq licensee. The amounts below have been adjusted for adoption of ASC 606. See Note 2, “Recent Accounting Pronouncements,” and Note 3, “Revenues,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data” of this Annual Report on Form 10-K, for further discussion on the adoption of ASC 606 and a reconciliation between prior year “As Previously Reported” and “As Adjusted” amounts. Since the full retrospective method was adopted, the Company has fully comparable period to period results.

	For the Year Ended December 31,
	2018		2017
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
	(In thousands, except for percentages)
Product revenue	$61,025	82%	$58,023	84%	$3,002	5%
License and development revenue	13,490	18%	11,106	16%	2,384	21%
Total revenue	$74,515	100%	$69,129	100%	$5,386	8%

Product Revenue by Segment

	For the Year Ended December 31,
	2018	2017	$ Change	% Change
	(In thousands, except for percentages)
Water	$60,512	$54,301	$6,211	11%
Oil & Gas	513	3,722	(3,209)	(86%)
Total product revenue	$61,025	$58,023	$3,002	5%

Water segment product revenue increased in 2018, compared to 2017, due primarily to higher mega-project (“MPD”) sales of $6.1 million, and higher after-market shipments of $1.4 million, partially offset by lower original equipment manufacturer (“OEM”) sales of $1.3 million.

Oil & Gas segment product revenue, decreased in 2018, compared to 2017, due primarily to lower CTC revenue recognition associated with multiple IsoBoost systems.

A limited number of our customers account for a substantial portion of our product revenue. Revenue from customers representing 10% or more of product revenue varies from period to period. For the year ended December 31, 2018, two customers represented 15% and 11% of the Company’s product revenue. For the year ended December 31, 2017 no customer represented 10% or more of the Company’s product revenue, and for the year ended December 31, 2016, one customer, represented 11% of the Company’s product revenues. See Note 14, “Geographical Information and Concentrations,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further details on customer concentration.

Product revenue attributable to domestic and international sales as a percentage of total product revenue is presented in the following table.

	For the Year Ended December 31,
	2018	2017
Domestic revenue	3%	3%
International revenue	97%	97%
Total product revenue	100%	100%

License and Development Revenue

	For the Year Ended December 31,
	2018	2017	$ Change	% Change
	(In thousands, except for percentages)
License and development revenue	$13,490	$11,106	$2,384	21%

In October 2015, through our subsidiary ERI Energy Recovery Ireland Ltd., we entered into the VorTeq License Agreement. License and development revenue increased $2.4 million, or 21%, in the twelve months ended December 31, 2018, compared to the twelve months ended December 31, 2017, due primarily to higher costs incurred under the cost driver input measure based on revenue recognition methodology of ASC 606.

See Note 2, “Recent Accounting Pronouncements,” of the Notes to Consolidated Financial Statements in Part  II, Item 8, “Financial Statements and Supplemental Data,” of this Annual Report on Form 10-K for further discussion on our license and development revenue recognition policy under ASC 606; and Note 15, “VorTeq Partnership and License Agreement,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data,” of this Annual Report on Form 10-K for additional discussion on the VorTeq License agreement.

Product Gross Profit and Margin

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands, except for percentages)
Product gross profit	$43,301	$(149)	$43,152	$38,269	$693	$38,962
Product gross margin	71.6%	(29.0%)	70.7%	70.5%	18.6%	67.1%

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components.

Product gross margin increased in 2018 compared to 2017, due primarily to increased Water segment channel and product mix, manufacturing efficiencies and higher production levels, partially offset by decline in contribution of Oil & Gas segment to the total product gross margin due to higher project costs.

Operating Expenses

	For the Year Ended December 31,
	2018		2017
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
	(In thousands, except for percentages)
Total revenue	$74,515	100%	$69,129	100%	$5,386	8%
Operating expenses:
General and administrative	$21,476	29%	$17,354	25%	$4,122	24%
Sales and marketing	7,546	10%	9,391	14%	(1,845)	(20%)
Research and development	17,012	23%	13,443	19%	3,569	27%
Amortization of intangible assets	630	1%	631	1%	(1)	—%
Total operating expenses	$46,664	63%	$40,819	59%	$5,845	14%

General and Administrative

General and administrative expense increased in 2018, compared to 2017, due primarily to higher employee-related compensation and benefits of $2.7 million, facility costs of $0.3 million and other costs of $0.3 million, partially offset by lower professional and legal costs of $0.8 million. Employee-related compensation and benefits included an increase in compensation of $1.7 million and stock-based compensation of $1.1 million, primarily due to a $0.9 million equity award modification charge chiefly related to the modification of certain equity awards held by the Company’s former President and Chief Executive Officer, who resigned on February 24, 2018, in consideration for his entering into a Settlement Agreement and Release.

Sales and Marketing

Sales and marketing expense decreased in 2018, compared to 2017, due primarily to lower employee-related compensation and benefits of $1.8 million.

Research and Development

Research and development expense increased in 2018, compared to 2017, due primarily to increased occupancy and depreciation cost of $1.3 million, higher employee-related compensation and benefits of $1.1 million, direct research and development project costs of $0.8 million and other costs of $0.4 million. Employee-related compensation and benefits included an increase in compensation of $0.7 million and stock-based compensation of $0.3 million.

Amortization of Intangible Assets

Amortization of intangible assets is related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. There was no material change in our amortization amounts in 2018, compared to 2017.

Other Income (Expense), net

	For the Year Ended December 31,
	2018		2017
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
	(In thousands, except for percentages)
Total revenue	$74,515	100%	$69,129	100%	$5,386	8%
Other income (expense):
Interest income	$1,543	2%	$870	1%	$673	77%
Interest expense	(1)	—%	(2)	—%	1	(50%)
Other non-operating expense, net	(80)	—%	(188)	—%	108	(57%)
Total other income, net	$1,462	2%	$680	1%	$782	115%

Total other income (expense), net increased in 2018, compared to 2017, due primarily to interest income on higher investment balances and improvement in foreign currency exchange rates.

Income Taxes

Our income tax benefit was $10.7 million for the year ended December 31, 2018 compared to a tax benefit of $8.4 million for the year ended December 31, 2017. On December 22, 2017, President Trump signed into law, the U.S. Tax Cut and Jobs Act (“Tax Act”), which significantly changed existing U.S. tax laws which impacted in 2017, including, but not limited to, (1) requiring companies to pay a one-time deemed repatriation tax on certain un-repatriated earnings of foreign subsidiaries; (2) re-measurement of deferred tax assets and liabilities at the new 21% tax rate; and (3) bonus depreciation that will allow for full expensing of qualified property.

The tax benefit of $10.7 million for the year ended December 31, 2018, included a $12.3 million U.S. federal and state deferred tax benefit related to the income tax effects of a tax election related to a change to the Company’s international tax structure in Ireland that was effective for the quarter ended June 30, 2018. This election resulted in a deferred tax asset related to tax expense recorded on earnings and profits under the Tax Act on deferred revenue not yet recognized under US GAAP. In addition, the 2018 tax results reflect $800,000 of tax benefit from stock-based compensation tax deductions in excess of the related book expense. The Company continues to evaluate the impact of the tax law changes to its overall structure and income tax planning. The Company continues to assert that the accumulated foreign earnings in Spain and Canada are permanently reinvested.

The tax benefit of $8.4 million for the year ended December 31, 2017, consisted of a net $10.1 million U.S. federal and state deferred tax benefit after taking into consideration a valuation allowance release on all but $1.4 million of our U.S. federal and state deferred tax assets, less a valuation allowance for the Irish deferred tax assets of $1.3 million less U.S. federal, state and foreign current tax expense of $0.4 million. In addition, as a result of enactment of the legislation, during the fourth quarter of 2017, the Company incurred a one-time income tax expense of $7.0 million related to the deemed repatriation tax on accumulated foreign earnings (of which $0.3 million is a cash charge and the remaining $6.7 million represents a non-cash discrete tax expense largely from the utilization of net operating loss carryovers). The Company also incurred a non-cash income tax expense of $2.5 million related to the re-measurement of certain deferred tax assets and liabilities based on the tax rates from the Tax Act.
See Note 10, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

2017 Compared to 2016

Total Revenue

	For the Year Ended December 31,
	2017		2016
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
	(In thousands, except for percentages)
Product revenue	$58,023	84%	$49,715	86%	$8,308	17%
License and development revenue	11,106	16%	8,069	14%	3,037	38%
Total revenue	$69,129	100%	$57,784	100%	$11,345	20%

Product Revenue by Segment

	For the Year Ended December 31,
	2017	2016	$ Change	% Change
	(In thousands, except for percentages)
Water	$54,301	$47,545	$6,756	14%
Oil & Gas	3,722	2,170	1,552	72%
Total product revenue	$58,023	$49,715	$8,308	17%

Water segment product revenue increased in 2017, compared to 2016, due primarily to higher mega-project (“MPD”) sales of $5.6 million and original equipment manufacturer (“OEM”) sales of $1.3 million, partially offset by lower after-market sales of $0.1 million.

Oil & Gas segment product revenue, increased in 2017, compared to 2016, due primarily to the cost-to-total cost (“CTC”) revenue recognition associated with the sale of multiple IsoBoost systems, partially offset by revenue adjustments of $0.3 million.

A limited number of our customers account for a substantial portion of our product revenue. Revenue from customers representing 10% or more of product revenue varies from period to period. For the year ended December 31, 2017 no customer represented 10% or more of the Company’s product revenue, and for the year ended December 31, 2016, one customer, represented 11% of the Company’s product revenues. See Note 14, “Geographical Information and Concentrations,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further details on customer concentration.

Product revenue attributable to domestic and international sales as a percentage of total product revenue is presented in the following table.

	For the Year Ended December 31,
	2017	2016
Domestic revenue	3%	2%
International revenue	97%	98%
Total product revenue	100%	100%

License and Development Revenue

	For the Year Ended December 31,
	2017	2016	$ Change	% Change
	(In thousands, except for percentages)
License and development revenue	$11,106	$8,069	$3,037	38%

In October 2015, through our subsidiary ERI Energy Recovery Ireland Ltd., we entered into the VorTeq Licensee (“VorTeq License Agreement”), an international customer. The VorTeq License Agreement has a term of 15-years for the exclusive, worldwide right to use our VorTeq technology for hydraulic fracturing onshore operations. License revenue was higher in 2017 as compared to 2016 due to higher costs incurred in 2017 under the input measure cost driver revenue recognition methodology of ASC 606. See Note 3, “Revenues,” and Note 15,“Vorteq Partnership and Licensing Agreement,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further details.

Product Gross Profit and Margin

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands, except for percentages)
Product gross profit	$38,269	$693	$38,962	$31,192	$674	$31,866
Product gross margin	70.5%	18.6%	67.2%	65.6%	31.1%	64.1%

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

Operating Expenses

	For the Year Ended December 31,
	2017		2016
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
	(In thousands, except for percentages)
Total revenue	$69,129	100%	$57,784	100%	$11,345	20%
Operating expenses:
General and administrative	$17,354	25%	$16,626	29%	$728	4%
Sales and marketing	9,391	14%	9,116	16%	275	3%
Research and development	13,443	19%	10,136	18%	3,307	33%
Amortization of intangible assets	631	1%	631	1%	—	—%
Total operating expenses	$40,819	59%	$36,509	64%	$4,310	12%

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

Other Income (Expense), net

	For the Year Ended December 31,
	2017		2016
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
	(In thousands, except for percentages)
Total revenue	$69,129	100%	$57,784	100%	$11,345	20%
Other income (expense):
Interest income	$870	1%	$309	1%	$561	182%
Interest expense	(2)	—%	(3)	—%	1	(33%)
Other non-operating expense, net	(188)	—%	(19)	—%	(169)	889%
Total other income (expense), net	$680	1%	$287	1%	$393	137%

Total other income (expense), net increased in 2017, compared to 2016, due primarily to interest income on higher investment balances, partially offset by higher bank fees related to our higher investment balance in 2017 and unfavorable foreign currency exchange.

Income Taxes

Our income tax benefit was $8.4 million for the year ended December 31, 2017 compared to a $6 thousand tax benefit for the year ended December 31, 2016.

The tax benefit of $8.4 million for the year ended December 31, 2017, consisted of a net $10.1 million U.S. federal and state deferred tax benefit after taking into consideration a valuation allowance release on all but $1.4 million of our U.S. federal and state deferred tax assets, less a valuation allowance for the Irish deferred tax assets of $1.3 million less U.S. federal, state and foreign current tax expense of $0.4 million. With respect to the 2017 year, as a result of enactment of the legislation, during the fourth quarter of 2017, the Company incurred a one-time income tax expense of $7.0 million related to the deemed repatriation tax on accumulated foreign earnings (of which $0.3 million is a cash charge and the remaining $6.7 million represents a non-cash discrete tax expense largely from the utilization of net operating loss carryovers). The Company also incurred a non-cash income tax expense of $2.5 million related to the re-measurement of certain deferred tax assets and liabilities based on the recently enacted rates from the Tax Act.

There was immaterial tax benefit for the year ended December 31, 2016 which consisted of $0.3 million benefit related to losses in our Ireland subsidiary, which was partially offset by tax expense of $0.3 million related to the deferred tax effects associated with the amortization of goodwill and other taxes.

See Note 10, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Overview

Historically, our primary source of cash to fund our operations and capital expenditures has been proceeds from customer payments for our products and services and the issuance of common stock. As of December 31, 2018, we have issued common stock for aggregate net proceeds of $104.6 million, excluding common stock issued in exchange for promissory notes.

As of December 31, 2018, our principal sources of liquidity consisted of unrestricted cash and cash equivalents of $22.0 million; short-term investments of $73.3 million that are primarily invested in marketable debt securities; and accounts receivable, net of allowances of $10.2 million. As of December 31, 2018, our unrestricted cash, cash equivalents and short-term investments held outside the U.S. was $20.3 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed.

At December 31, 2018 and 2017, we had $4.1 million and $6.3 million, respectively, of contract assets. In the Water segment, contract assets may be related to either contract terms which specify payment when the product arrives at a destination or to customer contractual holdback provisions. Under the holdback provisions we invoice the final retention payment(s) due under certain sales contracts in the next 12 months. The customer holdbacks represent amounts intended to provide a form of security for the customer. In the Oil & Gas segment, we had unbilled project costs, of $1.3 million at December 31, 2018. See Note 3, “Revenues,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for additional information about contract assets.

Loan and Pledge Agreement

On January 27, 2017, we entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with a financial institution. The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. Under the Loan and Pledge Agreement, we are allowed to borrow and request letters of credit against the eligible assets held from time to time in the pledged account maintained with the financial institution. Revolving loans incur interest per annum at a base rate equal to the London Interbank Offered Rate (also referred to as “LIBOR”) plus 1.5%. Any default bears the aforementioned interest rate plus an additional 2%. The unused portion of the credit line is subject to a fee. We are subject to certain financial and administrative covenants under the Loan and Pledge Agreement. The Loan and Pledge Agreement was amended on March 30, 2018 to extend the termination date of the Loan and Pledge Agreement from March 31, 2018 to March 31, 2020, of which the Company paid closing fees of $16 thousand. The Loan and Pledge Agreement was amended on March 17, 2017, to increase the permitted indebtedness under the agreement and to modify certain revolving loan credit options. No other provisions of the Loan and Pledge Agreement were amended. The Loan and Pledge Agreement was further amended on August 24, 2018 to permit the Company to incur indebtedness owed to a foreign subsidiary in an aggregate amount not to exceed $66.0 million, which amount is subordinated to any amounts outstanding under the Loan and Pledge Agreement. As of December 31, 2018, no debt was outstanding under the Loan and Pledge Agreement, however, the standby letters of credit outstanding with this Financial Institution is deducted from the total revolving credit line. As of December 31, 2018, we were in compliance with loan covenants.

Stand-by Letters of Credit

At December 31, 2018, we have stand-by letters of credit with various financial institutions totaling $8.8 million whereby we are required to maintain a restricted cash balance of $0.1 million and a U.S. investment balance of $8.7 million. Stand-by letters of credit are subject to fees based on the amount of the letter of credit, that are payable quarterly and are non-refundable. See Note 8, “Long-term Debt and Lines of Credit,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for additional information about our stand-by letters of credit arrangements.

Share Repurchases

On March 7, 2018, our Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, may repurchase up to $10.0 million in aggregate cost of our outstanding common stock (“March 2018 Authorization”). Under the repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The share buyback program does not obligate us to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice. Under the March 2018 Authorization, as of December 31, 2018, the Company repurchased 1,193,102 shares at an aggregate cost of $10.0 million. The March 2018 Authorization expired in September 2018 and there was no repurchase authorization in place at December 31, 2018.

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

See Note 11, “Stockholder’s Equity,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for additional information about our share repurchase programs.

Cash Flows

Our cash flows are presented in the following table.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$7,565	$2,895	$4,965
Net cash used in investing activities	(10,159)	(38,911)	(40,129)
Net cash (used in) provided by financing activities	(5,886)	951	(2,785)
Effect of exchange rate differences on cash and cash equivalents	(8)	(57)	(41)
Net change in cash and cash equivalents and restricted cash	$(8,488)	$(35,122)	$(37,990)

Cash Flows from Operating Activities

Cash provided by operating activities is generated by net income (loss) adjusted for certain non-cash items and changes in assets and liabilities.

Cash provided by operating activities was higher in 2018, compared to 2017, by $4.7 million, primarily due to higher net income of $3.7 million and increased stock-based compensation of $1.2 million, partially offset by decrease in deferred income taxes of $1.5 million.

Net changes of cash used for assets and liabilities of $14.7 million in 2018 were primarily attributable to a $13.6 million decrease in contract liabilities due to the recognition of revenue related to our exclusive license agreement, a $2.3 million decrease in accounts payable and a $1.9 million increase in inventories due to increased production, offset by a $4.1 million decrease in accounts receivable and contract assets due to timing of invoices and payments.

Cash provided by operating activities was lower in 2017, compared to 2016, by $2.1 million, due primarily to higher non-cash for deferred income tax adjustment of $8.4 million and cash used for operating assets and liabilities of $15.1 million, partially offset by higher net income of $14.6 million.

Net changes of cash used for assets and liabilities of $15.1 million in 2017 were primarily attributable to a $11.9 million decrease in contract liabilities due to the recognition of revenue related to our exclusive license agreement,a $5.0 million decrease in accounts receivable and contract assets due to timing of invoices and payments, a $1.3 million increase in inventories due to increased production, partially offset by a $2.7 million increase in accounts payable and accrued expenses and other liabilities, and a $0.4 million increase in taxes payable.

Net changes of cash used for assets and liabilities of $5.0 million in 2016 were primarily attributable to a $6.3 million decrease in contract liabilities due to the recognition of revenue related to our exclusive license agreement, a $0.4 million decrease in accounts payable, partially offset by a $2.3 million decrease in inventories due to decreased shipments, a $0.4 million increase in accounts receivable and contract assets due to timing of invoices and payments.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to maturities and purchases of marketable securities to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk, and capital expenditures to support our growth, and changes in our restricted cash used to collateralize our stand-by letters of credit and other contingent considerations.

Cash used in 2018 was primarily attributable to $86.2 million used to purchase investments and $5.2 million for capital expenditures. These were offset by $81.3 million in maturities of marketable security investments.

Also, in 2018 and 2017 due to the adoption of ASC 842, the Company recorded a non-cash impact of $10.4 million and $3.3 million lease liability respectively, with a corresponding adjustment to the right-of-use asset.

Cash used in 2017 was primarily attributable to $80.6 million used to purchase investments, and $7.4 million for capital expenditures. These were offset by $49.1 million in maturities of marketable security investments.

Cash used in 2016 was primarily attributable to $46.6 million used to purchase investments, and $1.1 million for capital expenditures. These were offset by $7.5 million in maturities of marketable security investments.

Cash Flows from Financing Activities

Net cash used in 2018 was primarily due to the use of $10.0 million to repurchase our common stock, partially offset by $4.3 million received from the issuance of common stock related to stock option exercises.

Net cash provided in 2017 was primarily due to $5.5 million received from the issuance of common stock related to option exercises partially offset by $4.2 million to repurchase our common stock.

Net cash used in 2016 was primarily due to 9.4 million to repurchase our common stock, partially offset by $6.6 million received from the issuance of common stock related to stock option exercises.

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

The following is a summary of our contractual obligations as of December 31, 2018.

	Payments Due by Period
	1 Year	2-3 Years	4-5 Years	5+ Years	Total
	(In thousands)
Operating leases	$1,855	$3,464	$3,636	$8,122	$17,077
Purchase obligations(1)	7,983	—	—	—	7,983
	$9,838	$3,464	$3,636	$8,122	$25,060

(1)	Purchase obligations are related to open purchase orders for materials and supplies.

This table excludes agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of December 31, 2018, we believe that our exposure related to these guarantees and indemnities as of December 31, 2018 was not material.

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

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our consolidated financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition, capitalization of research and development assets; valuation of stock options; valuation and impairment of goodwill and acquired intangible assets; valuation adjustments for excess and obsolete inventory; deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies.

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

With respect to termination, the Company does not have the ability to cancel a contract for convenience. In general, customers can cancel for convenience upon the payment of a termination fee that covers costs and profit. It is rare for customers to cancel contracts.

See Note 3, “Revenues” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for more detail on product and service revenue recognition - Water segment, cost-to-total cost (“CTC”) revenue recognition- Oil and Gas segment, license and development revenue recognition - Oil and Gas segment.

Capitalization of Research and Development Assets
The costs of materials that are acquired for research and development activities and have no alternative future uses (in research and development projects or otherwise) are expensed as incurred.  With respect to tangible assets acquired or constructed for R&D activities, if the costs of materials that are acquired or constructed for a particular research and development project have alternative future uses (in other research and development projects or otherwise), they are capitalized as an asset and the cost of depreciation is charged to expense.

Stock-Based Compensation

We measure and recognize stock-based compensation expense based on the fair value measurement for all stock-based awards made to our employees and directors — including restricted stock units (“RSUs”), and employee stock options — over the requisite service period (typically the vesting period of the awards). The fair value of RSUs is based on our stock price on the date of grant. The fair value of stock options is calculated on the date of grant using the Black-Scholes option pricing model, which requires a number of complex assumptions including expected life, expected volatility, risk-free interest rate, and dividend yield. The estimation of awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised. See Note 12, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further discussion of stock-based compensation.

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

As of December 31, 2018 and December 31, 2017, acquired intangibles, including goodwill, relate to the acquisition of Pump Engineering, LLC during the fourth quarter of 2009. See Note 7, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further discussion of intangible assets.

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

Deferred income taxes are provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining whether and to what extent any valuation allowance is needed on the Company’s deferred tax assets. In making such a determination, we consider all available positive and negative evidence including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. See Note 10, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further discussion of the tax valuation allowance.

On December 22, 2017, President Trump signed into law the Tax Act, which significantly changed existing U.S. tax laws. Following the enactment of the Tax Act, the SEC staff issued SAB 118, which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of the Tax Act. Our adjustments were final in 2017. See Note 10, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a discussion of our income tax accounting related to the Tax Act.

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

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our exposures are to fluctuations in exchange rates for USD versus the British Pound, Saudi Riyal, United Arab Emirates Dirham, Euro, Chinese Yuan, Indian Rupee and Canadian Dollar. Changes in currency exchange rates could adversely affect our consolidated operating results or financial position.

Our revenue contracts have been denominated in U.S. Dollars (“USD”). At times our international customers may have difficulty in obtaining USD to pay our receivables, thus increasing collection risk and potential doubtful account expense. As we expand our international sales, a portion of our revenue could be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates.

In addition, we pay many vendors in foreign currency and therefore, are subject to changes in foreign currency exchange rates.

Our international sales and service operations incur expense that is denominated in foreign currencies. This expense could be materially affected by currency fluctuations. Our international sales and services operations also maintain cash balances denominated in foreign currencies. To decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we do not maintain excess cash balances in foreign currencies.

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

At December 31, 2018, our investments with maturity dates less than 12 months, totaled approximately $73.3 million and were classified as short-term investments. Those with maturity dates more than 12 months which totaled approximately $1.3 million are classified as long-term investments. These investments are subject to interest fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than seven months. A hypothetical 1% increase in interest rates would have resulted in an approximately $0.3 million decrease in the fair value of our fixed-income debt securities as of December 31, 2018.

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Energy Recovery, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Energy Recovery, Inc. and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the 2018 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of December 31, 2017 and for each of the two years in the period then ended (collectively referred to as the “2017 and 2016 financial statements”), before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 2 to the financial statements, were audited by other auditors whose report, dated March 8, 2018, expressed an unqualified opinion on those statements. We have also audited the adjustments to the 2017 and 2016 financial statements to retrospectively apply the change in accounting for the adoption of Revenue from Contracts with Customers (Topic 606), ASU No. 2016-02, Leases (Topic 842) and ASU 2016-18, Statement of Cash Flows (Topic 230) in 2018, as discussed in Note 2 to the financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2017 and 2016 financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2017 and 2016 financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2018, the Company adopted Revenue From Contracts With Customers (Topic 606), using the full retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 7, 2019

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Energy Recovery, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Energy Recovery, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 7, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 7, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Energy Recovery, Inc.
San Leandro, California

Opinion on the Consolidated Financial Statements
We have audited, before the effects of the adjustments to retrospectively apply the changes in accounting described in Note 2 for the adoption of Revenue from Contracts with Customers (Topic 606), ASU No. 2016-02, Leases (Topic 842) and ASU 2016-18, Statement of Cash Flows (Topic 230), the accompanying consolidated balance sheet of Energy Recovery, Inc. (the “Company”) and subsidiaries as of December 31, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements). Further, the 2017 and 2016 financial statements before the effects of the adjustments discussed in Note 2 are not presented herein. In our opinion, the 2017 and 2016 consolidated financial statements, before the effects of the adjustments to retrospectively apply the changes in accounting described in Note 2, present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the changes in accounting described in Note 2, and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Deloitte & Touche LLP.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ BDO USA, LLP
We have served as the Company’s auditor from 2007 to 2018.
San Jose, California
March 8, 2018

ENERGY RECOVERY, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2018	2017
	(In thousands, except share data and par value)
ASSETS
Current assets:
Cash and cash equivalents	$21,955	$27,780
Restricted cash	97	2,664
Short-term investments	73,338	70,020
Accounts receivable, net of allowance for doubtful accounts of $396 and $103 at December 31, 2018 and 2017, respectively	10,212	12,465
Contract Assets	4,083	6,278
Inventories	7,138	5,514
Income tax receivable	15	—
Prepaid expenses and other current assets	2,810	1,342
Total current assets	119,648	126,063
Restricted cash, non-current	86	182
Long-term investments	1,269	—
Deferred tax assets, non-current	18,318	7,933
Property and equipment, net	14,619	13,393
Operating lease, right of use asset	12,189	2,843
Goodwill	12,790	12,790
Other intangible assets, net	640	1,269
Other assets, non-current	282	12
Total assets	$179,841	$164,485
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,439	$4,091
Accrued expenses and other current liabilities	8,019	7,948
Lease liability	926	1,603
Income taxes payable	—	432
Accrued warranty reserve	478	366
Contract liabilities	16,270	15,909
Current portion of long-term debt	—	11
Total current liabilities	27,132	30,360
Long-term debt, less current portion	—	16
Lease liabilities, non-current	12,556	1,698
Contract liabilities, non-current	26,539	40,517
Other non-current liabilities	236	—
Total liabilities	66,463	72,591
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 59,396,020 shares issued and 53,940,085 shares outstanding at December 31, 2018 and 58,168,433 shares issued and 53,905,600 shares outstanding at December 31, 2017	59	58
Additional paid-in capital	158,404	149,006
Accumulated comprehensive loss	(133)	(125)
Treasury stock, at cost, 5,455,935 shares repurchased at December 31, 2018 and 4,262,833 shares repurchased at December 31, 2017	(30,486)	(20,486)
Accumulated deficit	(14,466)	(36,559)
Total stockholders’ equity	113,378	91,894
Total liabilities and stockholders’ equity	$179,841	$164,485
See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Product revenue	$61,025	$58,023	$49,715
Product cost of revenue	17,873	19,061	17,849
Product gross profit	43,152	38,962	31,866

License and development revenue	13,490	11,106	8,069

Operating expenses:
General and administrative	21,476	17,354	16,626
Sales and marketing	7,546	9,391	9,116
Research and development	17,012	13,443	10,136
Amortization of intangible assets	630	631	631
Total operating expenses	46,664	40,819	36,509
Income from operations	9,978	9,249	3,426

Other income (expense):
Interest income	1,543	870	309
Interest expense	(1)	(2)	(3)
Other non-operating expense, net	(80)	(188)	(19)
Total other income, net	1,462	680	287
Income before income taxes	11,440	9,929	3,713
Benefit from income taxes	(10,653)	(8,425)	(6)
Net income	$22,093	$18,354	$3,719

Income per share:
Basic	$0.41	$0.34	$0.07
Diluted	$0.40	$0.33	$0.07

Number of shares used in per share calculations:
Basic	53,764	53,701	52,341
Diluted	55,338	55,612	55,451

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$22,093	$18,354	$3,719
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(12)	57	(27)
Unrealized income (loss) on investments	4	(64)	(27)
Other comprehensive loss, net of tax	(8)	(7)	(54)
Comprehensive income	$22,085	$18,347	$3,665

See Accompanying Notes to Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018, 2017 and 2016

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit (1)	Total Stockholders’ Equity (1)
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2015	54,948	$55	(2,479)	$(6,835)	$129,809	$(64)	$(58,632)	$64,333
Net income	—	—	—	—	—	—	3,719	3,719
Unrealized loss on investments	—	—	—	—	—	(27)	—	(27)
Foreign currency translation adjustments	—	—	—	—	—	(27)	—	(27)
Issuance of common stock	1,936	2	—	—	6,598	—	—	6,600
Repurchase of common stock for treasury	—	—	(1,243)	(9,375)	—	—	—	(9,375)
Employee stock-based compensation	—	—	—	—	3,269	—	—	3,269
Balance at December 31, 2016	56,884	$57	(3,722)	$(16,210)	$139,676	$(118)	$(54,913)	$68,492
Net income	—	—	—	—	—	—	$18,354	18,354
Unrealized loss on investments	—	—	—	—	—	(64)	—	(64)
Foreign currency translation adjustments	—	—	—	—	—	57	—	57
Issuance of common stock	1,284	1	—	—	5,237	—	—	5,238
Repurchase of common stock for treasury	—	—	(541)	(4,276)	—	—	—	(4,276)
Employee stock-based compensation	—	—	—	—	4,093	—	—	4,093
Balance at December 31, 2017	58,168	$58	(4,263)	$(20,486)	$149,006	$(125)	$(36,559)	$91,894
Net income	—	—	—	—	—	—	$22,093	22,093
Unrealized gain on investments	—	—	—	—	—	4	—	4
Foreign currency translation adjustments	—	—	—	—	—	(12)	—	(12)
Issuance of common stock	1,228	1	—	—	4,138	—	—	4,139
Repurchase of common stock for treasury	—	—	(1,193)	(10,000)	—	—	—	(10,000)
Employee stock-based compensation	—	—	—	—	5,260	—	—	5,260
Balance at December 31, 2018	59,396	$59	(5,456)	$(30,486)	$158,404	$(133)	$(14,466)	$113,378

See Accompanying Notes to Consolidated Financial Statements

(1) Due to the full retrospective adoption of ASC 606 as defined in Note 2,”Recent Accounting Pronouncements”, of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data” of this Annual Report on Form 10K, the balances for the years ended 2017 and 2016 were recast.

ENERGY RECOVERY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash Flows From Operating Activities:
Net income	$22,093	$18,354	$3,719
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,240	4,087	3,263
Depreciation and amortization	3,869	3,666	3,680
Amortization of premiums on investments	362	460	174
Provision for warranty claims	326	246	208
Reversal of accruals related to expired warranties	(180)	(200)	(236)
Unrealized (gain) loss on foreign currency translation	(10)	144	13
Provision for doubtful accounts	336	55	76
Adjustments for excess or obsolete inventory	197	201	(361)
Deferred income taxes	(10,385)	(8,865)	(459)
Loss on disposal of fixed assets	408	—	—
Other non-cash adjustments	—	(196)	(131)
Changes in operating assets and liabilities:
Accounts receivable	1,917	(761)	(244)
Contract assets	2,196	(4,263)	(130)
Inventories	(1,872)	(1,250)	2,287
Prepaid and other assets	(682)	(39)	(402)
Accounts payable	(2,274)	2,118	(360)
Accrued expenses and other liabilities	87	611	(262)
Income taxes payable	(447)	385	398
Contract Liabilities	(13,616)	(11,858)	(6,268)
Net cash provided by operating activities	7,565	2,895	4,965
Cash Flows From Investing Activities:
Maturities of marketable securities	81,268	49,106	7,535
Purchases of marketable securities	(86,192)	(80,641)	(46,552)
Capital expenditures	(5,235)	(7,376)	(1,112)
Net cash used in investing activities	(10,159)	(38,911)	(40,129)
Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	4,291	5,508	6,600
Tax payment for employee shares withheld	(150)	(270)	—
Repayment of long-term debt	(27)	(11)	(10)
Repurchase of common stock	(10,000)	(4,276)	(9,375)
Net cash (used in) provided by financing activities	(5,886)	951	(2,785)
Effect of exchange rate differences on cash and cash equivalents	(8)	(57)	(41)
Net change in cash and cash equivalents and restricted cash	(8,488)	(35,122)	(37,990)
Cash and cash equivalents and restricted cash, beginning of year	30,626	65,748	103,738
Cash and cash equivalents and restricted cash, end of year	$22,138	$30,626	$65,748

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$2	$3
Cash received for income tax refunds	$13	$16	$2

Cash paid for income taxes	$610	$57	$51
Supplemental disclosure of non-cash transactions:
Purchases of property and equipment in trade accounts payable and accrued expenses and other liabilities	$30	$475	$66
Non-cash lease liabilities arising from obtaining right of use assets	$10,411	$—	$—

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

Basis of Presentation

The Company’s Consolidated Financial Statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications and Retroactive Adjustments

Certain prior year amounts have been reclassified in the Consolidated Statements of Cash Flows and certain Notes to Consolidated Financial Statements to conform to the current year presentation. In addition, as of January 1, 2018 the Company adopted “ASU 2014-09”, “ASU 2016-08” and “ASU 2016-10” (the combination is also known as “ASC 606” or “New Revenue Standard”) using the full retrospective transition method, and the Company early adopted ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), also referred to as “ASC 842” or “New Lease Standard,” The Company also adopted ASU 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230): Restricted Cash, also referred to as “New Cash Flow Presentation Standard” on January 1, 2018. See Note 2, “Recent Accounting Pronouncements,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data,” of this Annual Report on Form 10-K regarding the impact of these recent accounting pronouncements on our Consolidated Financial Statements.

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

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other factors, the aging of the accounts receivable, its historical write-offs, the credit worthiness of each customer, and general economic conditions. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Actual write-offs may be in excess of the Company’s estimated allowance.
Short-Term and Long-Term Investments

The Company’s short-term and long-term investments consist primarily of investment-grade debt securities, all of which are classified as available-for-sale. Available-for-sale securities are carried at fair value. Amortization or accretion of premium or discount is included in other income (expense) on the Consolidated Statements of Operations. Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive loss within stockholders’ equity on the Consolidated Balance Sheet. Realized gains and losses on the sale of available-for-sale securities are determined by specific identification of the cost basis of each security. Short-term investments mature within 12 months and long-term investments mature greater than 12 months.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out “FIFO” method) or net realizable value. The Company calculates inventory valuation adjustments for excess and obsolete inventory based on current inventory levels, movement, expected useful lives, and estimated future demand of the products and spare parts.

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

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2018 and 2017, acquired intangibles, including goodwill, relate to the acquisition of Pump Engineering, LLC during the fourth quarter of 2009. See Note 7, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data,” of this Annual Report on Form 10-K for further discussion of intangible assets.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, investments in marketable securities, accounts receivable, accounts payable, and debt. The carrying amounts for these financial instruments reported in the Consolidated Balance Sheets approximate their fair values. See Note 6, “Investments and Fair Value Measurements,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data,” of this Annual Report on Form 10-K for further discussion of fair value.

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

With respect to termination, the Company does not have the ability to cancel a contract for convenience. In general, customers can cancel for convenience upon the payment of a termination fee that covers costs and profit. It is rare for customers to cancel contracts.

See Note 3, “Revenues” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data,” of this Annual Report on Form 10-K ,for more detail on product and service revenue recognition - Water segment, cost-to-total cost (“CTC”) revenue recognition- Oil and Gas segment, license and development revenue recognition - Oil and Gas segment.

Research and Development (“R&D”) Expense and Capitalization of R&D Assets

R&D expense consists of costs incurred for internal projects and for technology licensed to third parties. These costs include the Company’s direct and research-related overhead expenses, which include salaries and other personnel-related expenses (including stock-based compensation), occupancy-related costs, depreciation of facilities, as well as external costs for equipment and supplies. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred. All R&D costs are expensed as incurred and are included in operating expenses.

The costs of materials that are acquired for research and development activities and have no alternative future uses (in research and development projects or otherwise) are expensed as incurred.  With respect to tangible assets acquired or constructed for R&D activities, if the costs of materials that are acquired or constructed for a particular research and development project have alternative future uses (in other research and development projects or otherwise), they are capitalized as an asset and the cost of depreciation is charged to expense.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warranty Costs

The Company sells products with a limited warranty for a period ranging from 18 months to five years. The Company accrues for warranty costs based on estimated product failure rates, historical activity, and expectations of future costs. Periodically, the Company evaluates and adjusts the warranty costs to the extent that actual warranty costs vary from the original estimates.

Stock-based Compensation

The Company measures and recognizes stock-based compensation expense based on the fair value measurement for all stock-based awards made to its employees and directors, including restricted stock units (“RSUs”), and employee stock options over the requisite service period (typically the vesting period of the awards). The fair value of RSUs based on the Company’s stock price on the date of grant. The fair value of stock options is calculated on the date of grant using the Black-Scholes option pricing model, which requires a number of complex assumptions including expected life, expected volatility, risk-free interest rate, and dividend yield. The estimation of awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised. See Note 12, “Stock-Based Compensation,” for further discussion of stock-based compensation.

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

Income Taxes

Current and non-current tax assets and liabilities are based upon an estimate of taxes refundable or payable for each of the jurisdictions in which the Company is subject to tax. In the ordinary course of business, there is inherent uncertainty in quantifying income tax positions. The Company assesses income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. When applicable, associated interest and penalties are recognized as a component of income tax expense. Accrued interest and penalties are included within the related tax asset or liability on the Consolidated Balance Sheets.

Deferred income taxes are provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining whether and to what extent any valuation allowance is needed on the Company’s deferred tax assets. In making such a determination, the Company considers all available positive and negative evidence including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. See Note 10, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data,” of this Annual Report on Form 10-K for further discussion of tax valuation allowances.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, President Trump signed into law the Tax Act, which significantly changed existing U.S. tax laws. Following the enactment of the Tax Act, the SEC staff issued SAB 118, which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of the Tax Act. Our adjustments were final in 2017. See Note 10, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a discussion of our income tax accounting related to the Tax Act.

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

Oil & Gas Segment - License and Development Revenue. License and development revenue associated with the up-front non-refundable $75.0 million exclusivity payment received in connection with the VorTeq license agreement (the “VorTeq License Agreement”) that the Company entered into with a technology corporation (the “VorTeq Licensee”) under ASC 605 was recognized on a straight-line basis over the 15-year term of the license, while the two subsequent milestone payments of $25.0 million that could each be earned under the VorTeq License Agreement were to be recognized in full when achieved under milestone accounting.

License and development revenue under ASC 606, which includes both the upfront non-refundable $75.0 million exclusivity payment and the two milestone payments of $25.0 million each, when determined probable, is comprised of:

•
revenue recognition over time based on an input measure of progress based on a cost driver, which management has determined is the best estimate of the progress made on the project during the period from inception until full commercialization, for the amount allocated to the exclusive Missile (as defined in Note 15, “VorTeq Partnership and License Agreement”) license, and research and development services, and

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
revenue recognition related to stand-ready, when and if available, upgrades subsequent to full commercialization, recognized over time ratably over the period, which matches the transfer of benefit to the customer on a daily basis, commencing after full commercial launch until the expiration of the contract.

The changes in license and development revenue due to the adoption of ASC 606 are as follows.

	Years Ended December 31,
	2017	2016
	(In thousands)
License and development revenue, as previously reported	$5,000	$5,000
Increase in revenue due to adoption of the New Revenue Standard	6,106	3,069
License and development revenue, as adjusted	$11,106	$8,069

The changes in the contract liability balance related to license and development revenue due to the adoption of ASC 606 are as follows.

	December 31, 2017	December 31, 2016
	(In thousands)
License and development contract liability, as previously reported	$63,958	$68,958
Decrease in contract liability due to adoption of the New Revenue Standard	9,465	3,359
License and development contract liability, as adjusted	$54,493	$65,599

For license and development revenue, performance obligations identified under ASC 606 differ somewhat from contingent and non-contingent deliverables identified under ASC 605 due to transfer of control considerations.

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

See Note 15, “VorTeq Partnership and License Agreement” for additional discussion on the VorTeq License Agreement, and Note 3, “Revenues,” for further discussion of revenue recognition.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842): which supersedes ASC 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The FASB has continued to clarify this guidance through the issuance of additional ASUs. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company early adopted ASU 2016-02 on January 1, 2018 concurrent with the Company’s adoption of the New Revenue Standard and elected the available practical expedients. The adoption of ASU 2016-02 had no impact on the Company’s Consolidated Statements of Operations. The most significant impact was the recognition of right of use assets and liabilities for operating leases. Adoption of the standard required the Company to recast certain previously reported results, including the recognition of additional operating lease right of use assets and liabilities.

In November 2016, the FASB issued ASU 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230): Restricted Cash, also referred to as “New Cash Flow Presentation Standard.” ASU 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. ASU 2016-18 requires that the Consolidated Statement of Cash Flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The standard also requires reconciliation between the total cash and equivalents and restricted cash presented on the Consolidated Statement of Cash Flows and the cash and cash equivalents balance presented on the Consolidated Balance Sheet. ASU 2016-18 is effective retrospectively on January 1, 2018. The Company adopted ASU 2016-18 on January 1, 2018. The Company recast its Consolidated Statements of Cash Flows for the prior periods presented based on the restricted cash balance on the balance sheet date and has provided a reconciliation of cash, cash equivalents and restricted cash in Note 5, “Other Financial Information.”

In January 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”), Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. For public entities, ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU 2016-01 on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on the Company’s financial position or results of operations.

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

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates changes in the Condensed Consolidated Statement of Operations as previously reported prior to, and as adjusted subsequent to, the adoption of the New Revenue Standard effective January 1, 2018.

	Twelve Months Ended December 31, 2017			Twelve Months Ended December 31, 2016
	As Previously Reported	Adoption of New Revenue Standard	As Adjusted	As Previously Reported	Adoption of New Revenue Standard	As Adjusted
	(In thousands, except for per share data)
Product revenue	$58,156	$(133)	$58,023	$49,715	$—	$49,715
Product cost of revenue	19,061	—	19,061	17,849	—	17,849
Product gross profit	$39,095	$(133)	$38,962	$31,866	$—	$31,866

License and development revenue	$5,000	$6,106	$11,106	$5,000	$3,069	$8,069

Income from operations	3,276	5,973	9,249	357	3,069	3,426
Income before income taxes	3,956	5,973	9,929	644	3,069	3,713
(Benefit from) provision for income taxes	(8,394)	(31)	(8,425)	(390)	384	(6)
Net income	12,350	6,004	18,354	1,034	2,685	3,719

Income per share:
Basic	$0.23	$0.11	$0.34	$0.02	0.05	$0.07
Diluted	$0.22	$0.11	$0.33	$0.02	0.05	$0.07
Number of shares used in per share calculations:
Basic	53,701	—	53,701	52,341	—	52,341
Diluted	55,612	—	55,612	55,451	—	55,451

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates changes in the Company’s segment activities as previously reported prior to, and as adjusted subsequent to, the adoption of the New Revenue Standard effective January 1, 2018.

	Twelve Months Ended December 31, 2017			Twelve Months Ended December 31, 2016
	As Previously Reported	Adoption of New Revenue Standard	As Adjusted	As Previously Reported	Adoption of New Revenue Standard	As Adjusted
	(In thousands)
Water
Product revenue	$54,301	$—	$54,301	$47,545	$—	$47,545
Product cost of revenue	16,032	—	16,032	16,353	—	16,353
Product gross profit	$38,269	$—	$38,269	$31,192	$—	$31,192

Income from operations	$29,386	$—	$29,386	$23,073	$—	$23,073

Oil & Gas
Product revenue	$3,855	$(133)	$3,722	$2,170	$—	$2,170
Product cost of revenue	3,029		3,029	1,496	—	1,496
Product gross profit	$826	$(133)	$693	$674	$—	$674

License and development revenue	$5,000	$6,106	$11,106	$5,000	$3,069	$8,069

Income (loss) from operations	(10,184)	5,973	(4,211)	(7,016)	3,069	(3,947)

The following table illustrates changes in the Condensed Consolidated Statement of Comprehensive Income as previously reported prior to, and as adjusted subsequent to, the adoption of the New Revenue Standard effective January 1, 2018.

	Twelve Months Ended December 31, 2017			Twelve Months Ended December 31, 2016
	As Previously Reported	Adoption of New Revenue Standard	As Adjusted	As Previously Reported	Adoption of New Revenue Standard	As Adjusted
	(In thousands)
Net income	$12,350	$6,004	$18,354	$1,034	$2,685	$3,719
Comprehensive income	12,343	6,004	18,347	980	2,685	3,665

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables illustrate changes in the Condensed Consolidated Statement of Cash Flows as previously reported prior to, and as adjusted subsequent to, the adoption of the New Revenue Standard and New Cash Flow Presentation effective January 1, 2018.

	Twelve Months Ended December 31, 2017
	As Previously Reported	Adoption of New Revenue Standard	Adoption of New Cash Flow Presentation Standard	As Adjusted
	(In thousands)
Net income	$12,350	$6,004	$—	$18,354
Changes in operating assets and liabilities:
Accounts receivable	(761)	—	—	(761)
Contract assets	(4,396)	133	—	(4,263)
Inventories	(1,250)	—	—	(1,250)
Prepaid and other assets	(39)	—	—	(39)
Accounts payable	2,118			2,118
Accrued expenses and other liabilities	364	247	—	611
Income taxes	416	(31)	—	385
Contract liabilities	(5,505)	(6,353)	—	(11,858)
Net cash used in operating activities	2,895	—	—	2,895

Restricted cash	1,538	—	(1,538)	—
Net cash used in investing activities	(37,373)	—	(1,538)	(38,911)

Net change in cash, cash equivalents and restricted cash	(33,584)	—	(1,538)	(35,122)
Cash, cash equivalents and restricted cash, beginning of year	61,364	—	4,384	65,748
Cash, cash equivalents and restricted cash, end of period	27,780	—	2,846	30,626

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31, 2016
	As Previously Reported	Adoption of New Revenue Standard	Adoption of New Cash Flow Presentation Standard	As Adjusted
	(In thousands)
Net income	$1,034	$2,685	$—	$3,719
Changes in operating assets and liabilities:
Accounts receivable	(244)	—	—	(244)
Contract assets	(130)	—	—	(130)
Inventories	2,287	—	—	2,287
Prepaid and other assets	(402)	—	—	(402)
Accounts payable	(360)	—	—	(360)
Accrued expenses and other liabilities	1,259	(1,521)	—	(262)
Income taxes	14	384	—	398
Contract liabilities	(4,720)	(1,548)	—	(6,268)
Net cash used in operating activities	4,965	—	—	4,965

Restricted cash	(577)	—	577	—
Net cash used in investing activities	(40,706)	—	577	(40,129)

Net change in cash, cash equivalents and restricted cash	(38,567)	—	577	(37,990)
Cash, cash equivalents and restricted cash, beginning of year	99,931	—	3,807	103,738
Cash, cash equivalents and restricted cash, end of period	61,364	—	4,384	65,748

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13 (“ASU 2016-13”), “Financial Instruments - Credit Losses” (Topic 326). The FASB issued this update to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the existing guidance of incurred loss impairment methodology with an approach that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to adopt this standard on January 1, 2020 and does not expect the adoption of ASU 2016-13 to have a material impact on its financial statements.

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

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Revenues

Adoption of ASC 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606 using the full retrospective transition method. The Company recorded a net reduction to opening retained earnings of $0.3 million as of January 1, 2016, due to the cumulative impact of adopting ASC 606. The impact to revenues as a result of applying ASC 606 was an increase of $6.0 million, and $3.0 million, for the years 2017 and 2016 respectively.

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

The following tables present the Company’s revenues disaggregated by geography, based on the shipped to addresses of the Company’s customers and revenue source. Sales and usage-based taxes are excluded from revenues.

	Year Ended December 31, 2018
	Water	Oil and Gas	Total
	(In thousands)
Primary geographical market
Middle East and Africa	$35,593	$514	$36,107
Americas	6,388	13,490	19,878
Asia	11,955	—	11,955
Europe	6,575	—	6,575
Total	$60,511	$14,004	$74,515

Major product/service line
PX, pumps and turbo devices	$60,511	$6	$60,517
License and development	—	13,490	13,490
Oil & gas products	—	508	508
Total	$60,511	$14,004	$74,515

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Water	Oil and Gas	Total	Water	Oil and Gas	Total
	(In thousands)
Primary geographical market
Middle East and Africa	$26,190	$3,708	$29,898	$19,436	$2,170	$21,606
Americas	7,023	11,120	18,143	5,419	8,069	13,488
Asia	12,974	—	12,974	17,397	—	17,397
Europe	8,114	—	8,114	5,293	—	5,293
Total	$54,301	$14,828	$69,129	$47,545	$10,239	$57,784

Major product/service line
PX, pumps and turbo devices	$54,301	$15	$54,316	$47,545	$10	$47,555
License and development	—	11,106	11,106	—	8,069	8,069
Oil & gas products	—	3,707	3,707	—	2,160	2,160
Total	$54,301	$14,828	$69,129	$47,545	$10,239	$57,784

Arrangements with Multiple Performance Obligations and Termination for Convenience

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative stand-alone selling price. The Company generally determines stand-alone selling prices based on the prices charged to customers.

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

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

Contract balances by category are presented in the following table. Prior year amounts have been adjusted for the adoption of ASC 606 on January 1, 2018. See Note 2, “Recent Accounting Pronouncements,”of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data,” of this Annual Report on Form 10-K for reconciliation of prior year “As Previously Reported” and “As Adjusted” amounts.

	December 31, 2018	December 31, 2017
	(In thousands)
Trade Receivable	$10,212	$12,465
Contract assets:
Current contract assets	4,083	6,278
Total contract assets	$4,083	$6,278

Current contract liabilities:
Customer deposits	$706	$414
Deferred revenue:
Cost and estimated earnings in excess of billings	264	805
License and development	14,518	14,024
Product	548	550
Service	234	116
Total current contract liability	16,270	15,909
Non-current contract liabilities, deferred revenue
License and development	26,485	40,469
Product	54	48
Total non-current contract liability	26,539	40,517
Total contract liability	$42,809	$56,426

The Company records un-billed receivables as contract assets. Significant changes in contract assets during the period were as follows.

	December 31, 2018	December 31, 2017
	(In thousands)
Balance, beginning of year	$6,278	$2,015
Transferred to receivables	(8,865)	(2,909)
Additional unbilled receivables	6,670	7,172
Balance, end of period	$4,083	$6,278

The Company records contract liabilities when cash payments are received or due in advance of the Company’s performance. Significant changes in contract liabilities during the period were as follows.

	December 31, 2018	December 31, 2017
	(In thousands)
Balance, beginning of year	$56,426	$62,232
Revenue recognized	(13,493)	(5,892)
Cash received	(124)	86
Balance, end of period	$42,809	$56,426

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied.

December 31, 2018
(In thousands)
Year:
2019	$14,544
2020	14,480
2021	6,328
2022 and thereafter	5,677
Total	$41,029

The Company applies the practical expedient in ASC 606, paragraph 10-50-14, and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

The Company applies the practical expedient in ASC 606 paragraph 10-65-1(f)(3), and does not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount of revenue for the comparative period ended December 31, 2017.

Contract Costs

The Company recognizes the incremental cost of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The costs of obtaining contracts are included in sales and marketing expenses.

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

Generally, performance obligations consist of delivery of products, such as PX energy recovery devices, turbochargers, pumps, and spare parts. Service obligation amounts which are not material, are deferred as contract liabilities until the services are performed.

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

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cost-to-Total Cost (“CTC”) Revenue Recognition - Oil & Gas Segment

IsoBoost and IsoGen systems are highly engineered, customized solutions that are designed and manufactured over an extended period of time and are built specifically to meet a customer’s specifications. Given the facts and circumstances of these projects, the Company concluded that the CTC method of accounting is appropriate for IsoBoost and IsoGen systems. In the event that a purchase order for an IsoBoost or IsoGen system does not meet these facts and circumstances, then the CTC method of accounting does not apply. The Company had one CTC contract for IsoBoost turbochargers in fiscal years 2016 through 2018, which was completed in 2018, and last units were shipped in the first quarter of 2019. A standard assurance type warranty was provided.

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

Cost and estimated earnings on uncompleted contracts is presented in the following table.

		December 31, 2017
	December 31, 2018	As Previously Reported	Adoption of New Revenue Standard	As Adjusted
	(In thousands)
Estimated earnings to date	$6,477	$6,000	$(133)	$5,867
Estimated costs to date	(5,289)	(4,525)	—	(4,525)
Subtotal	1,188	1,475	(133)	1,342
Net billings to date	(108)	2,718	—	2,718
Total	$1,080	$4,193	$(133)	$4,060

Included in accompanying balance sheets:
Unbilled project costs	$1,343	$4,998	$(133)	$4,865
Cost and estimated earnings in excess of billings	(263)	(805)	—	(805)
Total	$1,080	$4,193	$(133)	$4,060

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unbilled project costs and Cost and estimated earnings in excess of billings are included in Contract assets and Contract liabilities on the Condensed Consolidated Balance Sheets, respectively.

License and Development Revenue Recognition - Oil & Gas Segment

License and development revenue is comprised of revenue recognition over time of the upfront non-refundable $75.0 million exclusivity fee received in connection with the VorTeq License Agreement, as well as the revenue recognition over time of the two milestone payments of $25.0 million each when uncertainty of receipt is resolved and receipt of each milestone payment is considered probable.

The VorTeq License Agreement is comprised of a 15-year exclusive license for the Company’s VorTeq technology (“VorTeq”). In performing the obligations under the license, the Company provides research and development services to commercialize the technology in accordance with the Key Performance Indicators (“KPIs”), defined in the VorTeq License Agreement. After commercialization is achieved, payments will be received for the supply and servicing of certain components of the VorTeq. All payments are non-refundable. See Note 15, “VorTeq Partnership and License Agreement.”of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data,” of this Annual Report on Form 10-K for further details.

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

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Income Per Share

Net income is divided by the weighted average number of common shares outstanding during the year to calculate basic net income per common share. Basic earnings per share exclude any dilutive effects of stock options and RSUs.

Diluted net income per common share reflects the potential dilution that would occur if outstanding stock options to purchase common stock were exercised for common stock, using the treasury stock method, and the common stock underlying outstanding restricted award was issued. Diluted earnings per share for the years ended December 31, 2018, 2017 and 2016, includes the dilutive effects of stock options and RSUs. Certain common stock issuable under stock options and RSUs have been omitted from the 2018, 2017 and 2016 diluted net income per share calculations because their inclusion is considered anti-dilutive.

The computation of basic and diluted net income per share is presented in the following table.

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Numerator:
Net income	$22,093	$18,354	$3,719

Denominator:
Basic weighted average common shares outstanding	53,764	53,701	52,341
Weighted average effect of dilutive stock awards	1,574	1,911	3,110
Diluted weighted average common shares outstanding	55,338	55,612	55,451

Net income per share:
Basic	$0.41	$0.34	$0.07
Diluted	$0.40	$0.33	$0.07

The potential common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive is presented in the following table.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Anti-dilutive shares excluded from net income per share calculation	2,176	1,810	2,987

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Other Financial Information

Cash, Cash Equivalents and Restricted Cash

The Company pledged cash in connection with certain stand-by letters of credit and company credit cards. The Company deposited corresponding amounts into accounts at several financial institutions. See Note 8, “Long-term Debt and Lines of Credit,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data,” of this Annual Report on Form 10-K for additional discussion related to the Company’s stand-by letters of credit and restricted cash requirements.

The Company’s cash, cash equivalents, and restricted cash are presented in the table below.

	December 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$21,955	$27,780
Restricted cash	183	2,846
Total cash, cash equivalents, and restricted cash	$22,138	$30,626

Allowance for Doubtful Accounts

The allowance for doubtful accounts activities are presented in the table below.

Allowance for Doubtful Accounts
(In thousands)
As of December 31, 2015	166
Additions	76
Changes in Estimates	(112)
Deductions	—
As of December 31, 2016	$130
Additions	55
Changes in Estimates(1)	(77)
Deductions(2)	(5)
As of December 31, 2017	103
Additions	336
Changes in Estimates(1)	(43)
As of December 31, 2018	$396
(1) Collections of previously reserved accounts
(2) Uncollectible accounts written off, net of recoveries

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or net realizable value and are presented by category in the following table.

	December 31, 2018	December 31, 2017
	(In thousands)
Raw materials	$2,238	$1,899
Work in process	2,689	2,191
Finished goods	2,211	1,424
Inventories, net	$7,138	$5,514

Valuation adjustments for excess and obsolete inventory, reflected as a reduction of inventory at December 31, 2018 and 2017 was $0.7 million and $0.7 million, respectively.

Prepaid and Other Current Assets

Prepaid expenses and other current assets by category are presented in the following table.

	December 31, 2018	December 31, 2017
	(In thousands)
Interest receivable	$478	$439
Supplier advances	591	124
Insurance	238	256
Software license	161	193
Prepaid and refundable VAT and import duty	289	—
Income tax refund	465	—
Other prepaid expenses and current assets	588	330
Total prepaid and other current assets	$2,810	$1,342

Property and Equipment

Property and equipment held for use by category are presented in the following table.

	December 31, 2018	December 31, 2017
	(In thousands)
Machinery and equipment	$23,675	$20,813
Leasehold improvements	10,458	10,458
Software	3,013	2,985
Office equipment, furniture, and fixtures	2,970	2,699
Automobiles	199	114
Construction in progress	945	466
Total property and equipment	41,260	37,535
Less: accumulated depreciation and amortization	(26,641)	(24,142)
Property and equipment, net	$14,619	$13,393

Construction in progress costs at December 31, 2018 and 2017 primarily relates to R&D equipment received but not placed in service.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense related to all depreciable property and equipment is presented in the following table.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Depreciation expense	$3,228	$3,035	$3,049

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities by category are presented in the following table.

	December 31, 2018	December 31, 2017
	(In thousands)
Payroll and commissions payable	$5,843	$6,071
Other accrued expenses and current liabilities	2,176	1,877
Total accrued expenses and other current liabilities	$8,019	$7,948

Accumulated Other Comprehensive Loss

There were no reclassifications of amounts out of Accumulated Other Comprehensive Loss, as there have been no sales of securities or translation adjustments that impacted other comprehensive loss during the years presented. The tax impact of the changes in Accumulated Other Comprehensive Loss was not material.

Advertising Expense

Advertising expense is charged to operations during the year in which it is incurred. Total advertising expense was not material for the years ended December 31, 2018, 2017 and 2016.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Investments and Fair Value Measurements

Available-for-Sale Investments

The Company’s investments are all classified as available-for-sale. As of December 31, 2018, $73.4 million was classified as short-term and $1.3 million was classified as long-term. At December 31, 2017, all available-for-sale-investments were classified as short-term. There were no sales of available-for-sale investments during the years ended December 31, 2018 and 2017.

Available-for-sale investments as of December 31, 2018 and 2017 are presented in the following tables.

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
Short-term investments
U.S. Treasury securities	$8,102	$1	$(2)	$8,101
Corporate notes and bonds	65,324	1	(88)	65,237
Total short-term investments	$73,426	$2	$(90)	$73,338

Long-term investments
Corporate notes and bonds	$1,269	$—	$—	$1,269
Total long-term investments	$1,269	$—	$—	$1,269
Total available-for-sale investments	$74,695	$2	$(90)	$74,607

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$16,755	$—	$(14)	$16,741
Corporate notes and bonds *	53,367	—	(77)	53,290
Municipal notes and bonds	247	—	—	247
Total available-for-sale investments	$70,369	$—	$(91)	$70,278

* $0.3 million of corporate bonds were classified as cash & cash equivalents.

The Company monitors investments for other-than-temporary impairment. It was determined that unrealized gains and losses at December 31, 2018 and 2017, are temporary in nature, because the changes in market value for these securities resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. The Company is unlikely to experience gains or losses if these securities are held to maturity. In the event that the Company disposes of these securities before maturity, it is expected that the realized gains or losses, if any, will be immaterial.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities as of December 31, 2018 are shown by contractual maturity in the following table.

	December 31, 2018
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$73,426	$73,338
Due in greater than one year	1,269	1,269
	$74,695	$74,607

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

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, un-billed receivables, cost and estimated earnings in excess of billings, accounts payable, and other accrued expenses approximate fair value due to the short-term maturity of those instruments. For the Company’s investments in available-for-sale securities, if quoted prices in active markets for identical investments are not available to determine fair value (Level 1), then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable either directly or indirectly (Level 2). The investments included in Level 2 consist of corporate notes and bonds, municipal notes and bonds and U.S. Treasury securities.

The fair value of financial assets and liabilities measured on a recurring basis is presented in the following tables.

		Fair Value Measurement at Reporting Date Using
	December 31, 2018	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Assets:
Cash equivalents
Money market securities	$6,661	$6,661	$—	$—
Total cash equivalents	6,661	6,661	—	—

Short-term investments
U.S. Treasury securities	8,101	—	8,101	—
Corporate notes and bonds	65,237	—	65,237	—
Total short-term investments	73,338	—	73,338	—
Long-term investments
Corporate notes and bonds	$1,269	$—	$1,269	$—
Total long-term securities
Total assets	$81,268	$6,661	$74,607	$—

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurement at Reporting Date Using
	December 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Assets:
Cash equivalents
Money market securities	$—	$—	$—	$—
Corporate notes and bonds	258	—	258	—
Total cash equivalents	258	—	258	—

Short-term investments
U.S. Treasury securities	16,741	—	16,741	—
Corporate notes and bonds	$53,032	$—	$53,032	$—
Municipal notes and bonds	247	—	247	—
Total short-term investments	70,020	—	70,020	—
Total assets	$70,278	$—	$70,278	$—

During the years ended December 31, 2018 and 2017, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2.

The fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument as of December 31, 2018 and 2017 are summarized in the following table. Available-for-sale investments that were in an unrealized gain position have been excluded from the following table.

	December 31, 2018		December 31, 2017
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. Treasury securities	$8,101	$(2)	$10,162	$(14)
Corporate notes and bonds	61,809	(88)	53,222	(77)
Municipal notes and bonds	—	—	247	—
Total available-for-sale investments	$69,910	$(90)	$63,631	$(91)

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Goodwill and Intangible Assets

Goodwill

The net carrying amount of goodwill as of December 31, 2018 and 2017 was $12.8 million. Goodwill resulted from the Company’s acquisition of Pump Engineering, LLC in December 2009. The Company’s annual impairment test performed as of July 1, 2018 determined that goodwill was not impaired. As of December 31, 2018 and 2017, no impairment of goodwill has been recorded in the accompanying Consolidated Financial Statements.

Other Intangible Assets

The components of identifiable intangible assets, all of which are finite-lived, as of the date indicated were as follows in the table below. All intangible assets are amortized on a straight-line basis over their useful life.

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted Average Useful Life
	(In thousands, except for weighted average useful life)
Developed technology	$6,100	$(5,541)	$—	$559	10
Patents	585	(462)	(42)	81	18
Total	$6,685	$(6,003)	$(42)	$640

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Weighted Average Useful Life
	(In thousands, except for weighted average useful life)
Developed technology	$6,100	$(4,931)	$—	$1,169	10
Patents	585	(443)	(42)	100	18
Total	$6,685	$(5,374)	$(42)	$1,269

Accumulated impairment losses for patents at December 31, 2018 and 2017 include impairment losses from 2007 and 2010. No other impairment of intangible assets was identified during the periods presented for intangible assets.

Amortization of intangibles was $0.6 million for each of the years ended December 31, 2018, 2017 and 2016.

Future estimated amortization expense as of December 31, 2018 on intangible assets is presented in the following table.

Future Amortization
(In thousands)
Year:
2019	$576
2020	16
2021	12
2022	11
2023	11
Thereafter	14
Total	$640

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Long-term Debt and Lines of Credit

Installment Loan

In March 2015, the Company entered into a loan agreement with a financial institution for a $55 thousand fixed-rate installment loan with an annual interest rate of 6.35%. The note is secured by the asset purchased. The loan is payable in equal monthly installments with a maturity date of April 2, 2020. The loan was fully paid off in 2018.

Long-term debt as of December 31, 2018 and 2017 is presented in the following table.

	December 31, 2018	December 31, 2017
	(In thousands)
Loan payable	$—	$27
Less: current portion	—	(11)
Total long-term debt	$—	$16

Loans and Stand-by Letters of Credit

Loan and Pledge Agreement

On January 27, 2017, the Company entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with a financial institution (“Financial Institution 2”). The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. The Loan and Pledge Agreement was amended on March 17, 2017, to increase the permitted indebtedness under the agreement and to modify certain revolving loan credit options. No other provisions of the Loan and Pledge Agreement were amended. The Loan and Pledge Agreement was further amended on March 30, 2018 to extend the termination date of the Loan and Pledge Agreement from March 31, 2018 to March 31, 2020. No other provisions of the Loan and Pledge Agreement were amended at that time. The Loan and Pledge Agreement was further amended on August 24, 2018 to permit the Company to incur indebtedness owed to a foreign subsidiary in an aggregate amount not to exceed $66.0 million, which amount is subordinated to any amounts outstanding under the Loan and Pledge Agreement. As of December 31, 2018, no debt was outstanding under the Loan and Pledge Agreement, however, the standby letters of credit outstanding with Financial Institution 2 are deducted from the total revolving credit line.

Stand-by Letters of Credit

In connection with a previous loan agreement, entered into in June 2012 and terminated in June 2017, Financial Institution 1 issued stand-by letters of credit to the Company that were subject to customary fees and expenses for issuance or renewal. The unused portion of the credit facility was subject to a facility fee in an amount equal to 0.25% per annum of the average unused portion of the revolving line. The loan agreement required the Company to maintain a cash collateral balance equal to 101% of all outstanding advances and all outstanding stand-by letters of credit collateralized by the line of credit. With the termination of the loan agreement, the cash collateral requirement was increased to 105% on all stand-by letters of credit and corporate credit cards at Financial Institution 1.

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

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2016, the Company entered into stand-by letters of credit with a financial institution (“Financial Institution 3”). Financial Institution 3’s stand-by letters of credit were secured by a cash collateral balance required equal to the full outstanding amount of the stand-by letters of credit.

The financial institutions where the outstanding amounts of stand-by letters of credit are collateralized by restricted cash or pledged U.S. investments are presented in the following table.

	December 31, 2018	December 31, 2017
	(In thousands)
Financial Institution 1	$92	$1,687
Financial Institution 2	8,680	7,745
Financial Institution 3	—	990
Total	$8,772	$10,422

The Company’s total restricted cash balances by financial institution are presented in the following table.

	December 31, 2018	December 31, 2017
	(In thousands)
Financial Institution 1	$97	$1,771
Financial Institution 2 (1)	—	—
Financial Institution 3	—	990
Financial Institution 4	86	85
Total	$183	$2,846

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

Rent and lease expense related to all of the Company’s leased property is presented in the following table.

	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016

Operating lease cost	$1,888	$1,699	$1,422

Other information related to the operating leases are presented in the following table.

	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016

Cash payments	$964	$1,395	$1,337

The weighted average remaining lease term and discount rate as of December 31, 2018 related to the operating leases are presented in the following table.

Weighted average remaining lease term	9.8 years
Weighted average discount rate	6.95%

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases facilities under fixed non-cancellable operating leases that expire on various dates through December 2028. Maturities of lease liabilities as of December 31, 2018 are presented in the following table:

Lease Amounts
(In thousands)
Year:
2019	$1,855
2020	1,653
2021	1,811
2022	1,714
2023	1,922
Thereafter	8,122
Imputed interest	(3,595)
Total	$13,482

On January 10, 2019, the Company entered into an industrial lease agreement pursuant to which the Company has leased approximately 25,200 square feet to be constructed office and warehouse space and approximately 4.5 acres of yard space in Katy, Texas, for a new commercial development center for oil & gas field testing and training. The Company’s monthly base rent obligation is approximately $26,000 for the first year of the Lease and increases three percent annually thereafter. In addition, the Company will pay its share of operating expenses, which is currently estimated to be approximately $12,000 per month. The initial term of the Lease is one hundred twenty (120) months after the commencement date, and the Company has two options to extend the Lease by an additional five-year term, which must be exercised by written notice at least six months prior to the end of the relevant term.

Warranty

Changes in the Company’s accrued product warranty reserve are presented in the following table.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Balance, beginning of year	$366	$406	$461
Warranty costs charged to cost of revenue	340	246	208
Utilization charges against reserve	(48)	(86)	(27)
Release of accrual related to expired warranties	(180)	(200)	(236)
Balance, end of year	$478	$366	$406

Purchase Obligations

The Company has purchase order arrangements with its vendors for which the Company has not received the related goods or services as of December 31, 2018. These arrangements are subject to change based on the Company’s sales demand forecasts, and the Company has the right to cancel the arrangements prior to the date of delivery. The majority of these purchase order arrangements were related to various raw materials and components parts. As of December 31, 2018, the Company had approximately $8.0 million of open cancellable purchase order arrangements related primarily to materials and parts.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, generally limited to personal injury and property damage caused by the Company’s employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2018 and 2017.

In certain cases, the Company issues warranty and product performance guarantees to its customers for amounts generally equal to 10% or less of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance of our devices. These guarantees are generally stand-by letters of credit that typically remain in place for periods ranging up to 36 months. All stand-by letters of credit at December 31, 2018 and 2017, were $8.8 million and $10.4 million, respectively. See Note 8, “Long-term Debt and Lines of Credit,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data,” of this Annual Report on Form 10-K for additional information about the Company’s stand-by letters of credit arrangements.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Income Taxes

The Company’s U.S. and foreign components of consolidated income before income taxes and the benefit from income taxes is presented in the following table.

	Years Ended December 31,
	2018	2017 (1)	2016 (1)
	(In thousands)
Income (loss) before income taxes:
U.S.	$12,139	$11,549	$6,158
Foreign	(699)	(1,620)	(2,445)
Total income before income taxes	$11,440	$9,929	$3,713

Current tax provision (benefit):
Federal	$(297)	$441	$—
State	(2)	12	16
Foreign	25	18	46
Current tax provision (benefit)	$(274)	$471	$62

Deferred tax (benefit) provision:
Federal	$(9,773)	$(9,025)	$248
State	(606)	(1,141)	3
Foreign	—	1,270	(319)
Total deferred tax benefit	$(10,379)	$(8,896)	$(68)
Total benefit for income taxes	$(10,653)	$(8,425)	$(6)
(1) Due to the full retrospective adoption of ASC 606 as defined in Note 2,”Recent Accounting Pronouncements”, of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data” of this Annual Report on Form 10K, the balances for the years ended 2017 and 2016 are recast.

On December 22, 2017, President Trump signed into law the Tax Act, which significantly changed existing U.S. tax laws. Following the enactment of the Tax Act, the SEC staff issued SAB 118, which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of the Tax Act. Our adjustments were final in 2017.

The Company has evaluated the impact of the new global intangible low taxed income (GILTI) and has concluded that the impact to the Company of the GILTI is immaterial.

The tax benefit of $10.7 million for the year ended December 31, 2018, included a $12.3 million U.S. federal and state deferred tax benefit related to the income tax effects of a tax election related to a change to the Company’s international tax structure in Ireland that was effective Q2 2018. This election resulted in a deferred tax asset related to tax expense previously recorded on earnings and profits under the Tax Act on deferred revenue not yet recognized under US GAAP. The 2018 tax results also reflect an $800k tax benefit from stock based compensation tax deductions in excess of the related book expense. For more details on the impact of tax credits and other factors that impact the Company’s annual income tax expense, please see the reconciliation of the statutory federal income tax rate to the effective tax rate table below.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax benefit of $8.4 million for the year ended December 31, 2017, consisted of a net $10.1 million U.S. federal and state deferred tax benefit after taking into consideration a valuation allowance release on all but $1.4 million of our U.S. federal and state deferred tax assets, less a valuation allowance for the Irish deferred tax assets of $1.3 million less U.S. federal, state and foreign current tax expense of $0.4 million. In addition, as a result of enactment of the legislation, during the fourth quarter of 2017, the Company incurred a one-time income tax expense of $7.0 million related to the deemed repatriation tax on accumulated foreign earnings (of which $0.3 million is a cash charge and the remaining $6.7 million represents a non-cash discrete tax expense largely from the utilization of net operating loss carryovers). The Company also incurred a non-cash income tax expense of $2.5 million related to the re-measurement of certain deferred tax assets and liabilities based on the tax rates from the Tax Act. For more details on the impact of tax credits and other factors that impact the Company’s annual income tax expense, please see the reconciliation of the statutory federal income tax rate to the effective tax rate table below.
A reconciliation of income taxes computed at the statutory federal income tax rate to the effective tax rate implied by the accompanying Statements of Operations is presented in the following table.

	Years Ended December 31,
	2018	2017 (1)	2016 (1)
U.S. federal taxes at statutory rate	21%	34%	34%
State income tax, net of federal benefit	(6)%	1%	—%
Deemed repatriation transition tax	—%	71%	—%
Deferred tax re-measurement - Change in tax rates	1%	24%	—%
Foreign rate differential	(1)%	(10)%	45%
Change in tax status of foreign operations	(102)%	—%	—%
Stock-based compensation	(3)%	(6)%	—%
Non-deductible expenses	1%	1%	2%
Federal research credits	(6)%	(4)%	(11)%
Valuation allowance	3%	(197)%	(70)%
Other	(1)%	1%	—%
Effective tax rate	(93)%	(85)%	—%
(1) Due to the full retrospective adoption of ASC 606 as defined in Note 2,”Recent Accounting Pronouncements”, of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data” of this Annual Report on Form 10K, the balances for the years ended 2017 and 2016 are recast.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s total deferred tax assets and liabilities is presented in the following table.

	December 31, 2018	December 31, 2017(1)
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$5,636	$5,918
Accruals and reserves	12,157	2,847
Research and development credit carry forwards	4,609	3,957
Acquired intangibles	859	909
Charitable contributions	24	11
Total deferred tax assets	23,285	13,642
Valuation allowance	(2,850)	(3,411)
Net deferred tax assets	20,435	10,231
Deferred tax liabilities:
Depreciation on property and equipment	(937)	(650)
Unrecognized gain on translation of foreign currency	(9)	(5)
Goodwill	(1,171)	(1,643)
Total deferred tax liabilities	(2,117)	(2,298)
Net deferred tax assets	$18,318	$7,933

As reported on the balance sheet:
Non-current assets	$18,318	$7,933
Non-current liabilities	—	—
Net deferred tax assets	$18,318	$7,933
(1) Due to the full retrospective adoption of ASC 606 as defined in Note 2,”Recent Accounting Pronouncements”, of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data” of this Annual Report on Form 10K, the balances for the years ended 2017 and 2016 are recast.

The Company had gross deferred tax assets of approximately $23.3 million and $13.6 million at December 31, 2018 and 2017, respectively, relating principally to accrued expenses and tax effects of net operating loss and tax credit carry-forwards. In asserting the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In making such a determination, we consider all available positive and negative evidence including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. A significant piece of objective positive evidence evaluated was the cumulative profit incurred in the U.S. and the cumulative losses incurred in Ireland over the three-year period ended December 31, 2018.

On the basis of this evaluation, as of December 31, 2018, the Company recognizes all of its U.S. federal and state deferred tax assets with the exception that the Company continues to maintain a valuation allowance on its California R&D credit carryovers of approximately $1.7 million. The Company will maintain a valuation allowance on its California R&D credit carryovers because it is more likely than not that the Company will continue to annually generate more California R&D tax credits than it utilizes, resulting in no net reduction of credits. The Company’s policy with respect to California R&D credits is that they are utilized on a last-in first-out basis.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, as of December 31, 2018, the Company is reporting a full valuation allowance on its Irish entity’s deferred tax assets totaling $1.2 million. The valuation allowance represents a provision for uncertainty as to the realization of tax benefits from these deferred income tax assets. The Company will continue to evaluate the tax benefit uncertainty and will adjust, if warranted, the valuation allowance in future periods to the extent that the Company’s deferred income tax assets become more likely than not to be realizable.

The Company continues to assert that the accumulated foreign earnings of its subsidiaries in Spain and Canada are permanently reinvested. Due to the Tax Act, any future repatriation of the earnings of its subsidiaries in Spain and Canada would not be subject to U.S. federal income tax. The Company has estimated that the foreign withholding taxes and U.S. state income taxes related to a potential future repatriation of these earnings would be immaterial.

The following table presents the Company’s Federal, California, and foreign net operating loss carryforwards.

	December 31, 2018	December 31, 2017
	(In thousands)
Federal	$16,838	$14,227
California	12,681	12,081
Ireland	9,363	16,644
Total net operating loss carryforwards	$38,882	$42,952

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

The following table presents the Company’s Federal and California R&D credit, minimum tax credit and foreign tax credit carryforwards.

	December 31, 2018	December 31, 2017
	(In thousands)
Federal	$2,925	$2,572
California	2,132	1,753
Total credit carryforwards	$5,057	$4,325

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

	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Unrecognized tax benefits as of December 31,	$911	$603	394
Increases related to prior year tax position	—	117	—
Increases related to current year tax position	251	191	209
Unrecognized tax benefits as of December 31,	$1,162	$911	603

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, the Company had $1.2 million of unrecognized tax benefits, $0.6 million of which, if recognized, would affect our effective tax rate.

The Company adopted the accounting policy that interest and penalties are classified as part of its income taxes. There are no accrued interest or penalties associated with any unrecognized tax benefits.

There are currently no examinations for Federal, California taxing authorities, and foreign tax authorities. The Company believes that, as of December 31, 2018, the gross unrecognized tax benefits will not materially change in the next twelve months. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to any tax audits and that any settlement will not have a material adverse effect on the consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholder’s Equity

Preferred Stock

The Company has the authority to issue 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue shares of preferred stock in one or more series. The Board of Directors is also authorized to designate the rights, preferences, and voting powers of each series of preferred stock, any or all of which may be greater than the rights of the common stock including restrictions of dividends on the common stock, dilution of the voting power of the common stock, reduction of the liquidation rights of the common stock, and delaying or preventing a change in control of the Company without further action by the Company’s stockholders. To date, the Board of Directors has not designated any rights, preferences, or powers of any preferred stock, and as of December 31, 2018 and 2017, no shares of preferred stock were issued or outstanding.

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

At December 31, 2018, 59,396,020 shares were issued and 53,940,085 shares were outstanding. At December 31, 2017, 58,168,433 shares were issued and 53,905,600 shares were outstanding.

Stock Repurchase Program

The Company accounts for stock repurchases using the cost method. The aggregate cost includes fees charged in connection with acquiring the outstanding common stock.

On March 7, 2018, the Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, may repurchase up to $10.0 million in aggregate cost of the Company’s outstanding common stock (the “March 2018 Authorization”). Under the March 2018 Authorization, purchases of shares of common stock may be made through September 30, 2018, from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The March 2018 Authorization does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice. Under the March 2018 Authorization, as of September 30, 2018, the Company repurchased 1,193,102 shares at an aggregate cost of $10.0 million. The March 2018 Authorization expired in September 2018 and there was no repurchase authorization in place at December 31, 2018.

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

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the Company’s stock repurchase programs, from March 2012 through December 31, 2018, the Company spent an aggregate $30.3 million to repurchase 5.5 million shares. In addition to repurchases under the Company’s stock repurchase programs, during the years ended December 31, 2018, and 2017, the Company spent $0.2 million and $0.3 million respectively, to settle employee tax withholding obligations due upon the vesting of RSUs and withheld an equivalent value of shares from the shares provided to the employees upon vesting.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stock-Based Compensation

Stock Option Plans

In June 2016, the stockholders approved the 2016 Incentive Plan (the “2016 Plan”), that permits the grant of stock options, stock appreciation rights (“SARs”), restricted stock (“ RSUs”), performance units, performance shares, and other stock-based awards to employees, officers, directors, and consultants. Prior to the approval of the 2016 Plan, the Company maintained the Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan”). Stock option awards granted under the Plan and the 2008 Plan, generally vest over four years and expire no more than 10 years after the date of grant. Subject to adjustments, as provided in the 2016 Plan, the number of shares of common stock initially authorized for issuance under the 2016 Plan was 4,441,083 shares (which consist of 3,830,000 new share awards plus 611,083 share awards that were authorized and unissued under the 2008 Plan) plus up to 7,635,410 shares that were set aside for awards granted under the 2008 Plan that are subsequently forfeited. The 2016 Plan supersedes all previously issued stock incentive plans (including the 2008 Plan) and is currently the only available plan from which awards may be granted.

Shares available for grant under the Plan were 2,603,183 shares and 3,945,653 shares at December 31, 2018 and 2017, respectively.

Stock-based Compensation Expense

Stock-based compensation expense related to the fair value measurement of awards granted to employees by financial line and by type of award is presented in the following table.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Stock-based compensation expense by financial line:
Cost of revenue	$87	$158	$113
General and administrative	3,266	2,218	$2,057
Sales and marketing	694	821	$524
Research and development	1,193	890	$569
Total stock-based compensation expense	$5,240	$4,087	$3,263

Stock-based compensation expense by type of award:
Options	$3,873	$3,331	$3,005
RSUs	1,367	756	$258
Total stock-based compensation expense	$5,240	$4,087	$3,263

The Company estimates forfeitures at the time of grant and revises those estimates periodically in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The estimated forfeiture rates used in determining the expense in the table above are presented in the following table.

	For years ended December 31,
	2018	2017	2016
4-year options	14.866%	16.275%	13.513%
1-year options	—%	—%	—%

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation cost related to unvested stock options and RSU’s will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of December 31, 2018.

	Unamortized Compensation Costs	Weighted Average Service Period
	(In thousands)	(In years)
Stock options	$5,065	2.5
RSUs	2,128	2.2

Vested Stock Options and RSUs

The total grant date fair value of stock options and RSUs vested during the period are presented in the following table.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Stock options	$3,607	$3,375	2,977
RSUs	841	783	—
Total grant date fair value of stock options and RSUs vested during the period	$4,448	$4,158	2,977

Stock Option Activity

The following table summarizes the stock option activity under the 2016 Plan and 2008 Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
	(In thousands, except for weighted average exercise price and weighted average remaining contractual life)
Balance, December 31, 2015	7,198	3.97
Granted	904	8.63
Exercised	(1,936)	3.41		14,665
Forfeited	(283)	5.30
Balance, December 31, 2016	5,883	4.81
Granted	677	9.57
Exercised	(1,226)	4.49		6,798
Forfeited	(242)	6.60
Balance, December 31, 2017	5,092	$5.43	6.6	$17,735
Granted	1,232	$7.96
Exercised	(1,160)	$3.73
Forfeited	(183)	$3.98
Balance, December 31, 2018	4,982	$6.36	6.56	$6,572
Vested and exercisable as of December 31, 2018	3,193	$5.44	5.39	$6,124
Vested and exercisable as of December 31, 2018 and expected to vest thereafter	4,759	$6.27	6.44	$6,560

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock at the time of exercise. The aggregate intrinsic value at December 31, 2018 is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock as of the end of the period.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

RSUs awarded in 2016 vest 25% on the first anniversary of the grant date and 1/48th monthly thereafter dependent upon continued employment. RSUs awarded in 2017 vest 25% annually over the 4 years from date of grant and is dependent upon continued employment. RSUs awarded in 2018 vest 25% annually over the 4 years from date of grant and is dependent upon continued employment. As RSUs vest, the units will be settled in shares of common stock based on a one-to-one ratio. The units were valued based on the market price on the date of grant.

The following table summarizes the RSU activity under the 2016 Plan.

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except for weighted average grant-date fair value)
Balance, December 31, 2015	—	—
Awarded	214	8.65
Balance, December 31, 2016	214	8.65
Awarded	162	10.14
Vested	(91)	8.65
Forfeited	(11)	8.52
Balance, December 31, 2017	274	9.54
Awarded	280	9.54
Vested	(90)	9.33
Balance, December 31, 2018	463	8.49

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

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated grant date fair values of stock options granted to employees were calculated using the Black-Scholes option pricing model based on the assumptions in the following table.

	For years ended December 31,
	2018	2017	2016
Weighted average expected life (years)	4.19	4.50	4.38
Weighted average expected volatility	67.41%	80.22%	80.35%
Risk-free interest rate	2.48% – 3.01%	1.64% – 1.99%	1.03% – 1.32%
Weighted average dividend yield	—%	—%	—%

Restricted Stock Units

The fair value of RSUs granted to employees is based on the Company’s common stock price on the date of grant.

Awards Granted in 2019

On January 31, 2019 and February 1, 2019, the Company granted options and RSUs to certain officers. and on February 12, 2019, the Company granted options and RSUs to other employees. The options and RSUs granted are presented in the following table.

January 31, 2019 Grants	Shares	Exercise Price	Vesting Term(1)	Expiration from Date of Grant
Options	228,571	$7.60	4 years	10 years
RSUs	136,510	7.60	4 years	**
Total	365,081

February 2, 2019 Grants	Shares	Exercise Price	Vesting Term(1)	Expiration from Date of Grant
Options	95,622	$7.87	4 years	10 years
RSUs	19,059	$7.87	4 years	**
Total	114,681

February 12, 2019 Grants	Shares	Exercise Price	Vesting Term(1)	Expiration from Date of Grant
Options	67,888	$7.70	4 years	10 years
RSUs	228,228	$7.70	4 years	**
Total	296,116
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

The summary of financial information by segment is presented in the following tables.

	Year Ended December 31, 2018
	Water	Oil &Gas	Total
	(In thousands)
Product revenue	$60,512	$513	$61,025
Product cost of revenue	17,211	662	17,873
Product gross profit	43,301	(149)	43,152

License and development revenue	—	13,490	13,490

Operating expenses:
General and administrative	2,078	1,771	3,849
Sales and marketing	5,783	1,264	7,047
Research and development	1,711	15,276	16,987
Amortization of intangibles	629	—	629
Operating expenses	10,201	18,311	28,512

Operating income (loss)	$33,100	$(4,970)	28,130

Less: Corporate operating expenses			18,152
Consolidated operating income			9,978
Non-operating income			1,462
Income before income taxes			$11,440

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
	Water	Oil &Gas	Total
	(In thousands)
Product revenue	$54,301	$3,722	$58,023
Product cost of revenue	16,032	3,029	19,061
Product gross profit	38,269	693	38,962

License and development revenue	—	11,106	11,106

Operating expenses:
General and administrative	1,401	1,565	2,966
Sales and marketing	5,787	2,228	8,015
Research and development	1,064	12,217	13,281
Amortization of intangibles	631	—	631
Operating expenses	8,883	16,010	24,893

Operating income (loss)	$29,386	$(4,211)	25,175

Less: Corporate operating expenses			15,926
Consolidated operating income			9,249
Non-operating income			680
Income before income taxes			$9,929

	Year Ended December 31, 2016
	Water	Oil &Gas	Total
	(In thousand)
Product revenue	$47,545	$2,170	$49,715
Product cost of revenue	16,353	1,496	17,849
Product gross profit	31,192	674	31,866

License and development revenue	—	8,069	8,069

Operating expenses:
General and administrative	1,081	1,000	2,081
Sales and marketing	5,076	2,985	8,061
Research and development	1,331	8,705	10,036
Amortization of intangibles	631	—	631
Operating expenses	8,119	12,690	20,809

Operating income (loss)	$23,073	$(3,947)	19,126

Less: Corporate operating expenses			15,700
Consolidated operating income			3,426
Non-operating income			287
Income before income taxes			$3,713

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense by segment and corporate is presented in the following table.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Water	$2,060	$2,723	$3,043
Oil & Gas	1,377	448	244
Corporate	432	495	393
Total depreciation and amortization	$3,869	$3,666	$3,680

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Geographical Information and Concentrations

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

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except for percentages)
Product revenue by geographic location:
United States	$1,645	$1,706	$1,203
International	59,380	56,317	48,512
Total product revenue	$61,025	$58,023	$49,715

Product revenue by country:
Egypt	17%	15%	8%
Saudi Arabia	31	13	14
China	8	9	13
Others(1)	44%	63%	65%
Total	100%	100%	100%

(1)	Includes remaining countries not separately disclosed. No country in this line item individually accounted for more than 10% of the Company’s product revenue during any of the years presented.

Product Revenue - Customer Concentration

Product revenue from customers representing 10% or more of product revenue varies from period to period. For the year ended December 31, 2018, two customers represented 15% and 11% of the Company’s product revenue. For the year ended December 31, 2017 no customer represented 10% or more of the Company’s product revenue, and for the year ended December 31, 2016, one customer represented 11% of the Company’s product revenues.

License and Development

One international Oil & Gas segment customer accounts for 100% of the Company’s license and development revenue for the years ended December 31, 2018, 2017 and 2016.

Customers

The Company’s accounts receivable is derived from sales to customers located around the world. The Company generally does not require collateral to support customer receivables, but frequently requires export letters of credit securing payment. The Company performs ongoing evaluations of its customers’ financial condition and periodically reviews credit risk associated with receivables. An allowance for doubtful accounts is determined with respect to receivable amounts that we have determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Actual collection losses may differ from the Company’s estimates, and such differences could be material to the financial position, results of operations, and cash flows. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted, while recoveries are recognized when they are received.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customers accounting for 10% or more of the Company’s combined accounts receivable and contract assets by segment are presented in the following table.

	Segment	December 31, 2018	December 31, 2017
Customer A	Water	**	16%
Customer B	Water	**	10
Customer C	Water	**	11
Customer D	Water	**	**
Customer E	Water	20%	**
Customer F	Water	11%	**
Customer G	Oil & Gas	26	26

**    Less than 10%

Vendor Concentration

Vendors accounting for 10% or more of the Company’s combined accounts payable by segment are presented in the following table.

	Segment	December 31, 2018	December 31, 2017
Vendor A	Oil & Gas	**	11%
Vendor B	Oil & Gas	10%	**
**    Less than 10%

Long-lived Assets

All of the Company’s long-lived assets were located in the U.S. at December 31, 2018 and 2017.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — VorTeq Partnership and License Agreement

The Company’s VorTeq technology enables oilfield service hydraulic fracturing operators to isolate their high-pressure hydraulic fracturing pumps from fracturing fluid thereby reducing operating and capital costs. In 2014, the Company entered into a strategic partnership with Liberty Oil Field Services (“Liberty”) to pilot and conduct field trials with the VorTeq. Through this agreement, Liberty has the rights to lease up to 20 VorTeq Missiles (defined below) for a period of up to five years following commercialization.

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

See Note 2, “Recent Accounting Pronouncements,” and Note 3, “Revenues,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data,” of this Annual Report on Form 10-K for further discussion of revenue recognition.

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

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Supplementary Data — Quarterly Financial Data (unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the four fiscal quarters in the periods ended December 31, 2018 and December 31, 2017. Due to the Company’s full retrospective adoption of ASC 606, period numbers for years 2017 are recast. This quarterly information has been prepared on the same basis as the audited Consolidated Financial Statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The results for these quarterly periods are not necessarily indicative of the operating results for a full year or any future period.

2018 QUARTERLY FINANCIAL DATA (1)
(unaudited)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(In thousands, except per share amounts)
Product revenue	$11,058	$17,406	$18,578	$13,983
Product cost of revenue	3,314	5,976	5,022	3,561
Product gross profit	7,744	11,430	13,556	10,422

License and development revenue	2,749	3,358	3,661	3,723

Operating expenses:
General and administrative	5,837	4,927	5,266	5,446
Sales and marketing	1,912	1,858	1,873	1,903
Research and development	3,917	3,605	4,270	5,220
Amortization of intangible assets	158	158	158	156
Total operating expenses	$11,824	$10,548	$11,567	$12,725
Income (loss) from operations	$(1,331)	$4,240	$5,650	$1,420
Provision for (benefit from) income taxes(2)	$(357)	$(11,122)	$1,339	$(516)
Net income (loss)	$(726)	$15,743	$4,658	$2,421
Income (loss) per share:
Basic	$(0.01)	$0.29	$0.09	$0.04
Diluted	$(0.01)	$0.28	$0.08	$0.04

(1)	Quarterly results may not add up to annual results due to rounding.

(2)
During second quarter of 2018, the Company recognized an income tax benefit of $11.1 million, which included a $12.1 million discrete tax benefit. This discrete tax benefit includes an $11.9 million tax benefit related to the income tax effects of a tax election related to a change to the Company’s international tax structure in Ireland that was effective Q2 2018.

ENERGY RECOVERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017 QUARTERLY FINANCIAL DATA (1)
(unaudited)

	Three Months Ended
	March 31, 2017(2)	June 30, 2017(2)	September 30, 2017(2)	December 31, 2017(2)
	(In thousands, except per share amounts)
Product revenue	$12,245	$10,864	$13,860	$21,054
Product cost of revenue	4,612	3,572	4,217	6,660
Product gross profit	7,633	7,292	9,643	14,394

License and development revenue	2,248	3,050	3,197	2,611

Operating expenses:
General and administrative	4,408	3,927	4,034	4,985
Sales and marketing	2,453	2,174	2,061	2,703
Research and development	2,509	3,077	3,038	4,819
Amortization of intangible assets	158	158	157	158
Total operating expenses	$9,528	$9,336	$9,290	$12,665
Income (loss) from operations	$353	$1,006	$3,550	$4,340
Provision for (benefit from) income taxes(2)	48	188	310	(8,971)
Net income	$422	$929	$3,472	$13,531
Income per share:
Basic	$0.03	$0.02	$0.06	$0.25
Diluted	$0.02	$0.02	$0.06	$0.24

(1)	Quarterly results may not add up to annual results due to rounding.

(2)	Due to the full retrospective adoption of ASC 606, period numbers for the year 2017 are recast.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 13, 2018, the Company’s principal accountant, BDO USA, LLP, was dismissed. Such dismissal was recommended and approved by the Audit Committee of the Board of Directors (the “Audit Committee”). The Audit Committee engaged Deloitte & Touche LLP as the Company’s new principal accountant on May 2, 2018.  During the preceding two years, BDO USA, LLP’s reports on financial statement did not contain an adverse opinion or a disclaimer of opinion, was not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with BDO USA, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure within the Company’s two most recent fiscal years and any subsequent interim periods preceding the former principal accountant’s dismissal.

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

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accountants, Deloitte & Touche LLP, audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and have issued an audit report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in Part II, Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.

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

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth equity compensation plan information as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders (1)	5,444,804	6.5	2,603,183
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

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

(2)
Financial Statement Schedule. See Note Not Used, “Allowance for Doubtful Accounts,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. Schedules not listed have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

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

Item 16 — Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Leandro, State of California, on the 7th day of March 2019.

ENERGY RECOVERY, INC.

By: /s/ CHRIS GANNON
Chris Gannon
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRIS GANNON	President and Chief Executive Officer	March 7, 2019
Chris Gannon	(Principal Executive Officer)

/s/ JOSHUA BALLARD	Chief Financial Officer	March 7, 2019
Joshua Ballard	(Principal Financial and Accounting Officer)

/s/ HANS PETER MICHELET	Director and Chairman of the Board	March 7, 2019
Hans Peter Michelet

/s/ ALEXANDER J. BUEHLER	Director	March 7, 2019
Alexander J. Buehler

/s/ OLAV FJELL	Director	March 7, 2019
Olav Fjell

/s/ SHERIF FODA	Director	March 7, 2019
Sherif Foda

/s/ ARVE HANSTVEIT	Director	March 7, 2019
Arve Hanstveit

/s/ OLE PETER LORENTZEN	Director	March 7, 2019
Ole Peter Lorentzen

/s/ ROBERT YU LANG MAO	Director	March 7, 2019
Robert Yu Lang Mao

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 7, 2008.	10-K	001-34112	3.1	3/27/2009
3.2	Amended and Restated Bylaws, effective as of July 8, 2008.	10-K	001-34112	3.2	3/27/2009
10.1*	Form of Indemnification Agreement between the Company and its directors and officers.	S-1/A	333-150007	10.1	5/12/2008
10.2*	2006 Stock Option/Stock Issuance Plan of the Company and forms of Stock Option and Stock Purchase Agreements thereunder.	S-1	333-150007	10.5	4/1/2008
10.3*	Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.	S-1	333-150007	10.5.1	4/1/2008
10.4*	Second Amendment to 2006 Stock Option/Stock Issuance Plan of the Company.	S-1	333-150007	10.5.2	4/1/2008
10.5*	2008 Equity Incentive Plan of the Company and form of Stock Option Agreement thereunder.	S-1/A	333-150007	10.6	5/12/2008
10.6*	Energy Recovery Inc. Amended and Restated 2008 Equity Incentive Plan.	DEF14A	001-34112	Appendix A	4/27/2012
10.7	Modified Industrial Gross Lease Agreement dated November 25, 2008, between the Company and Doolittle Williams, LLC.	10-K	001-34112	10.17	3/27/2009
10.8	First Amendment to Modified Industrial Gross Lease dated May 28, 2009, between the Company and Doolittle Williams, LLC.	10-Q	001-34112	10.17.1	8/7/2009
10.9	Second Amendment to Modified Industrial Gross Lease dated June 26, 2009, between the Company and Doolittle Williams, LLC.	10-Q	001-34112	10.17.2	8/7/2009
10.10	Third Amendment to Modified Industrial Gross Lease dated November 10, 2010 between the Company and Doolittle Williams, LLC.	10-K	001-34112	10.14	3/12/2013
10.11	Control Agreement dated July 7, 2011, between the Company, Citibank, N.A., Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC.	10-Q	001-34112	10.43	8/8/2011
10.12*	Energy Recovery, Inc. Change in Control Severance Plan dated March 5, 2012.	8-K	001-34112	10.1	3/9/2012
10.13	Loan Agreement dated June 5, 2012 between Company and HSBC Bank, USA, National Association.	8-K	001-34112	10.1	6/11/2012
10.14*	Energy Recovery, Inc. Annual Incentive Plan dated January 1, 2014.	8-K	001-34112	10.1	4/30/2014
10.15*	Offer Letter dated June 26, 2014, to Mr. Joel Gay.	8-K/A	001-34112	99.2	7/8/2014
10.16*	Draft Consulting Agreement with Thomas S. Rooney, Jr.	8-K	001-34112	10.2	1/13/2015
10.17*	Energy Recovery, Inc. 2015 Annual Incentive Plan.	8-K	001-34112	10.1	4/29/2015
10.18*	Offer Letter dated April 22, 2015 to Mr. Joel Gay.	8-K	001-34112	99.2	4/29/2015
10.19*	Promotion Letter dated April 30, 2015 to Ms. Sharon Smith-Lenox.	8-K	001-34112	99.1	5/1/2015
10.20*	Offer Letter dated May 5, 2015 to Mr. Eric Siebert.	10-K	001-34112	10.25	3/3/2016
10.21	Settlement and Mutual Release Agreement.	8-K	001-34112	99.1	5/13/2015
10.22*	Offer Letter dated May 13, 2015 to Mr. Chris Gannon.	8-K	001-34112	99.1	5/15/2015
10.23	Second Amendment to Loan Agreement with HSBC Bank USA, National Association.	10-Q	001-34112	10.7	8/6/2015
10.24*	Offer Letter dated September 17, 2015 to Ms. Emily Smith.	10-K	001-34112	10.30	3/3/2016
10.25**	License Agreement by and between ERI Energy Recovery Ireland, Ltd. and Schlumberger Technology Corporation.	10-K	001-34112	10.31	3/3/2016
10.26*	Energy Recovery, Inc. Annual Incentive Plan effective as of January 1, 2016.	8-K	001-34112	10.1	3/1/2016
10.27*	Transition and Separation Agreement dated March 15, 2016 by and between Energy Recovery, Inc. and Mr. Juan Otero.	8-K	001-34112	99.1	3/18/2016

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.28*	Energy Recovery, Inc. 2016 Incentive Plan.	DEF14A	001-34112	Appendix A	4/27/2016
10.29*	Offer Letter dated May 27, 2016 to Mr. William Yeung.	8-K	001-34112	99.1	6/22/2016
10.30	Loan and Pledge Agreement between Energy Recovery, Inc. as Borrower, and Citibank, N.A. as Lender.	10-K	001-34112	10.34	3/10/2017
10.31	First Amendment to Loan and Pledge Agreement by and between Energy Recovery, Inc. and Citibank, N.A.	10-Q	001-34112	10.1	5/4/2017
10.32	1717 Doolittle Lease Agreement.	8-K	001-34112	10.1	4/18/2018
10.33	Settlement Agreement and Release.	8-K	001-34112	10.1	4/24/2018
10.34	First Amendment to Loan and Pledge Agreement by and between Energy Recovery, Inc and Citibank, N.A.	10-Q	333-15007	10.1	5/12/2018
10.35	Offer of Promotion to President and Chief Executive Officer.	8-K	001-34112	10.1	5/08/2018
10.36	Offer Letter to Mr. Joshua Ballard.	8-K	001-34112	10.1	08/15/2018
10.37	Employment Agreement with Mr. Eric Siebert.	8-K	001-34112	10.1	8/27/2018
10.38	Employment Agreement with Mr. Nocair Bensalah.	8-K	001-34112	10.1	8/27/2018
10.39	Employment Agreement with Mr. Nocair Bensalah.	8-K	001-34112	10.2	8/27/2018
10.39	Employment Agreement with Mr. Rodney Clemente.	8-K	001-34112	10.3	8/27/2018
10.40	Third Amendment to Loan and Pledge Agreement by and between Energy Recovery, Inc. and Citibank N.A.	10-Q	333-15007	10.5	11/1/2018
14.1	Code of Ethics of Energy Recovery, Inc. Additional Conduct and Ethics Policies for the Chief Executive Officer and Senior Financial Officers.	10-K	001-34112	14.1	3/27/2009
18.1	BDO USA, LLP, Letter re Change in Method of Accounting for Inventory Valuation.	10-Q	001-34112	18.1	5/8/2014
21.1	List of subsidiaries of the Company.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X
23.2	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management compensatory plan, contract or arrangement.
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