Form 10-K/A
period 2018-12-31
Energy Recovery, Inc.
filed 2019-03-12
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

The aggregate market value of the voting stock held by non-affiliates amounted to approximately $284 million on June 30, 2018.

The number of shares of the registrant’s common stock outstanding as of February 28, 2019 was 54,107,060 shares.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2019 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2018.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KA (the “Amendment”) of Energy Recovery Inc (“the Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission on March 7, 2019 (the “Original Report”).
This Amendment is being filed solely to correct two administrative errors on the cover page of the Original Report with respect to the aggregate market value of the voting stock held by non-affiliates at June 30, 2018 and the number of shares outstanding of the Company’s common stock as of February 28, 2019. The correct amount of aggregate market value of the voting stock held by non-affiliates at June 30, 2018 was approximately $284 million. The correct number of shares of the Company’s common stock outstanding as of February 28, 2019, was 54,107,060.
This Amendment No. 1 speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Report. No other changes have been made to the Original Report.
As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to the Amendment. Because the Amendment includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

We have filed the following documents as Exhibits to this form 10-K/A:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Leandro, State of California, on the 11th day of March 2019.

ENERGY RECOVERY, INC.

By: /s/ CHRIS GANNON
Chris Gannon
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRIS GANNON	President and Chief Executive Officer	March 11, 2019
Chris Gannon	(Principal Executive Officer)

/s/ JOSHUA BALLARD	Chief Financial Officer	March 11, 2019
Joshua Ballard	(Principal Financial and Accounting Officer)