Form 10-Q
period 2019-03-31
Energy Recovery, Inc.
filed 2019-05-02
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

(510) 483-7370
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	ERII	Nasdaq

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

As of 4/26/2019, there were 54,478,666 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(In thousands, except share data and par value)
ASSETS
Current assets:
Cash and cash equivalents	$16,992	$21,955
Restricted cash	97	97
Short-term investments	71,771	73,338
Accounts receivable, net of allowance for doubtful accounts of $362 and $396 at March 31, 2019 and December 31, 2018, respectively	17,408	10,212
Contract assets	1,107	4,083
Inventories	7,307	7,138
Income Tax Receivable	4	15
Prepaid expenses and other current assets	3,170	2,810
Total current assets	117,856	119,648
Restricted cash, non-current	86	86
Long-term investments	2,548	1,269
Deferred tax assets, non-current	17,769	18,318
Property and equipment, net	16,239	14,619
Operating lease, right of use asset	11,946	12,189
Goodwill	12,790	12,790
Other intangible assets, net	484	640
Other assets, non-current	304	282
Total assets	$180,022	$179,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,989	$1,439
Accrued expenses and other current liabilities	5,112	8,019
Lease liabilities	954	926
Accrued warranty reserve	571	478
Contract liabilities	15,656	16,270
Total current liabilities	24,282	27,132
Lease liabilities, non-current	12,311	12,556
Contract liabilities, non-current	23,231	26,539
Other non-current liabilities	278	236
Total liabilities	60,102	66,463
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 59,934,601 shares issued and 54,478,666 shares outstanding at March 31, 2019 and 59,396,020 shares issued and 53,940,085 shares outstanding at December 31, 2018	60	59
Additional paid-in capital	162,231	158,404
Accumulated other comprehensive loss	(73)	(133)
Treasury Stock at cost, 5,455,935 shares repurchased at March 31, 2019 and December 31, 2018.	(30,486)	(30,486)
Accumulated deficit	(11,812)	(14,466)
Total stockholders’ equity	119,920	113,378
Total liabilities and stockholders’ equity	$180,022	$179,841
See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Product revenue	$16,072	$11,058
Product cost of revenue	4,935	3,314
Product gross profit	11,137	7,744

License and development revenue	3,723	2,749

Operating expenses:
General and administrative	5,579	5,837
Sales and marketing	2,162	1,912
Research and development	4,254	3,917
Amortization of intangible assets	156	158
Total operating expenses	12,151	11,824
Income (loss) from operations	2,709	(1,331)

Other income (expense):
Interest income	523	301
Other non-operating expense, net	(24)	(53)
Total other income, net	499	248
Income (loss) before income taxes	3,208	(1,083)
Provision for (benefit from) income taxes	554	(357)
Net income (loss)	$2,654	$(726)

Income (loss) per share:
Basic	$0.05	$(0.01)
Diluted	$0.05	$(0.01)

Number of shares used in per share calculations:
Basic	54,116	53,987
Diluted	55,368	53,987

See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income (loss)	$2,654	$(726)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(24)	21
Unrealized gain (loss) on investments	84	(64)
Other comprehensive income (loss), net of tax	60	(43)
Comprehensive income (loss)	$2,714	$(769)

See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2018	59,396	$59	(5,456)	$(30,486)	$158,404	$(133)	$(14,466)	$113,378
Net income	—	—	—	—	—	—	2,654	2,654
Unrealized gain on investments	—	—	—	—	—	84	—	84
Foreign currency translation adjustments	—	—	—	—	—	(24)	—	(24)
Issuance of common stock	523	1	—	—	2,156	—	—	2,157
Employee stock-based compensation	—	—	—	—	1,671	—	—	1,671
Balance at March 31, 2019	59,919	$60	(5,456)	$(30,486)	$162,231	$(73)	$(11,812)	$119,920

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2017	58,168	$58	(4,263)	$(20,486)	$149,006	$(125)	$(36,559)	$91,894
Net income	—	—	—	—	—	—	(726)	(726)
Unrealized loss on investments	—	—	—	—	—	(64)	—	(64)
Foreign currency translation adjustments	—	—	—	—	—	21	—	21
Issuance of common stock	532	1	—	—	1,598	—	—	1,599
Repurchase of common stock for treasury *	—	—	(410)	(3,495)	—	—	—	(3,495)
Stock-based compensation	—	—	—	—	2,246	—	—	2,246
Balance at March 31, 2018	58,700	$59	(4,673)	$(23,981)	$152,850	$(168)	$(37,286)	$91,474

* The March 2018 stock repurchase authorization expired in September 2018.

See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$2,654	$(726)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,678	2,242
Depreciation and amortization	900	1,124
Amortization of premiums on investments	(26)	90
Provision for warranty claims	152	48
Reversal of accruals related to expired warranties	(47)	(50)
Unrealized (gain) loss on foreign currency translation	(56)	113
Provision for doubtful accounts	(34)	8
Adjustments for excess or obsolete inventory	38	4
Deferred income taxes	549	(376)
Loss on disposal of fixed assets	—	21
Other non-cash adjustments	31	3
Changes in operating assets and liabilities:
Accounts receivable	(7,162)	(297)
Contract assets	2,977	1,330
Inventories	(218)	(1,824)
Prepaid and other assets	(140)	(127)
Accounts payable	18	(1,467)
Accrued expenses and other liabilities	(3,353)	(4,092)
Income taxes	10	(3)
Contract liabilities	(3,922)	(2,354)
Net cash used in operating activities	(5,951)	(6,333)
Cash Flows From Investing Activities:
Maturities of marketable securities	19,599	25,623
Purchases of marketable securities	(19,198)	(13,935)
Capital expenditures	(1,566)	(626)
Net cash (used in) provided by investing activities	(1,165)	11,062
Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	2,191	1,636
Tax payment for employee shares withheld	(34)	(37)
Repayment of long-term debt	—	(2)
Repurchase of common stock	—	(3,495)
Net cash provided by (used in) financing activities	2,157	(1,898)
Effect of exchange rate differences on cash and cash equivalents	(4)	(14)
Net change in cash, cash equivalents and restricted cash	(4,963)	2,817
Cash, cash equivalents and restricted cash, beginning of year	22,138	30,626
Cash, cash equivalents and restricted cash, end of period	$17,175	$33,443

See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company,” “Energy Recovery,” “our,” “us,” or “we”) is an energy solutions provider to industrial fluid flow markets worldwide. The Company’s core competencies are fluid dynamics and advanced material science. The Company’s products make industrial processes more operationally and capital expenditure efficient. The Company’s solutions convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. The Company’s solutions are marketed and sold in fluid flow markets, such as water, oil & gas, and chemical processing, under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, VorTeq™, MTeq™, IsoBoost®, IsoGen®, AT™, and AquaBold™. The Company owns, manufactures, and/or develops its solutions, in whole or in part, in the United States of America, (“U.S.”).

Basis of Presentation

The Company’s Condensed Consolidated Financial Statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2018 Condensed Consolidated Balance Sheet was derived from audited financial statements, and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The March 31, 2019 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2019, as amended on March 12, 2019.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

There were no material accounting pronouncements adopted during the quarter ended March 31, 2019.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting pronouncements not yet adopted

In August 2018, the Financial Accounting Standards board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15 (“ASU 2018-15”), Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted.  At this time, we are still evaluating the impact of adopting this standard on our financial statements.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Revenues

Our 2018 Annual Report on Form 10-K includes a description of certain significant accounting policies, including those with respect to revenue recognition. There have been no material changes to our significant accounting policies described in our 2018 Annual Report on Form 10-K.

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by geography, based on the “shipped to” addresses of the Company’s customers and major product/service lines. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Water	Oil and Gas	Total	Water	Oil and Gas	Total
	(In thousands)
Primary geographical market
Middle East and Africa	$8,698	$104	$8,802	$6,102	$10	$6,112
Americas	4,023	3,723	7,746	1,101	2,749	3,850
Asia	2,134	—	2,134	2,673	—	2,673
Europe	1,113	—	1,113	1,172	—	1,172
Total	$15,968	$3,827	$19,795	$11,048	$2,759	$13,807

Major product/service line
PX, pumps and turbo devices	$15,968	$—	$15,968	$11,048	$—	$11,048
License and development	—	3,723	3,723	—	2,749	2,749
Oil & gas products	—	104	104	—	10	10
Total	$15,968	$3,827	$19,795	$11,048	$2,759	$13,807

The Company records unbilled receivables as contract assets. Significant changes in contract assets during the period were as follows.

	March 31, 2019	December 31, 2018
	(In thousands)
Balance, beginning of year	$4,083	$6,278
Transferred to receivables	(3,598)	(8,865)
Additional unbilled receivables	622	6,670
Balance, end of period	$1,107	$4,083

The Company records contract liabilities when cash payments are received in advance of the Company’s performance. Significant changes in contract liabilities during the period were as follows.

	March 31, 2019	December 31, 2018
	(In thousands)
Balance, beginning of year	$42,809	$56,426
Revenue recognized	(3,736)	(13,493)
Cash received	(186)	(124)
Balance, end of period	$38,887	$42,809

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied.

March 31, 2019
(In thousands)
Year:
2019 (remaining nine months)	$10,821
2020	14,119
2021	6,794
2022	661
2023 and thereafter	5,031
Total	$37,426

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Income (Loss) Per Share

Net income (loss) is divided by the weighted average number of common shares outstanding during the year to calculate basic net income (loss) per common share. Basic earnings per share exclude any dilutive effects of stock options and restricted stock units (“RSUs”).

Diluted net income (loss) per common share reflects the potential dilution that would occur if outstanding stock options to purchase common stock were exercised for shares of common stock, using the treasury stock method, and the shares of common stock underlying each outstanding RSU were issued. Diluted earnings per share for the three months ended March 31, 2019 and 2018, includes the dilutive effects of stock options and RSUs. Certain shares of common stock issuable under stock options and RSUs have been omitted from the three months ended March 31, 2019 and 2018 diluted net income per share calculations because their inclusion is considered anti-dilutive.

The computation of basic and diluted net income (loss) per share is presented in the following table.

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$2,654	$(726)

Denominator:
Basic weighted average common shares outstanding	54,116	53,987
Weighted average effect of dilutive stock awards	1,252	—
Diluted weighted average common shares outstanding	55,368	53,987

Net income (loss) per share:
Basic	$0.05	$(0.01)
Diluted	$0.05	$(0.01)

The potential common shares that were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive are presented in the following table.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Anti-dilutive shares excluded from net income (loss) per share calculation	2,461	5,414

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	March 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$16,992	$21,955
Restricted cash	183	183
Total cash, cash equivalents, and restricted cash	$17,175	$22,138

The Company pledged cash in connection with certain stand-by letters of credit and company credit cards. The Company deposited corresponding amounts into accounts at several financial institutions.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or net realizable value and are presented by category in the following table.

	March 31, 2019	December 31, 2018
	(In thousands)
Raw materials	$2,387	$2,238
Work in process	2,139	2,689
Finished goods	2,781	2,211
Inventories, net	$7,307	$7,138

Valuation adjustments for excess and obsolete inventory, reflected as a reduction of inventory at March 31, 2019 and December 31, 2018 were $0.7 million.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities by category are presented in the following table.

	March 31, 2019	December 31, 2018
	(In thousands)
Payroll and commissions payable	$3,315	$5,843
Other accrued expenses and current liabilities	1,797	2,176
Total accrued expenses and other current liabilities	$5,112	$8,019

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component are presented in the following table.

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Total Accumulated Other Comprehensive Gain (Loss)
	(In thousands)
Balance, December 31, 2018	$(45)	$(88)	$(133)
Other comprehensive gain (loss), net	(24)	84	60
Balance, March 31, 2019	$(69)	$(4)	$(73)

There were no reclassifications of amounts out of accumulated other comprehensive loss, as there have been no sales of securities or translation adjustments that impacted other comprehensive loss during the period presented. The tax impact of the changes in accumulated other comprehensive loss was not material.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investments and Fair Value Measurements

The Company’s cash, cash equivalents, short-term and long-term investments are presented in the following table.

	March 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$16,992	$21,955
Short-term investments	71,771	73,338
Long-term investments	2,548	1,269
Total cash, cash equivalents and marketable securities	$91,311	$96,562

As of March 31, 2019, there were no available-for-sale investments reported in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Available-for-Sale Investments

The Company’s investments are all classified as available-for-sale. As of March 31, 2019 and December 31, 2018, all available-for-sale investments were classified as short-term, with maturities less than 12 months, and long-term with maturities over 12 months. There were no sales of available-for-sale investments during the three months ended March 31, 2019 and 2018.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale investments as of March 31, 2019 and December 31, 2018 are presented in the following tables.

	March 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
Short-term investments
U.S. Treasury securities	$5,126	$3	$—	$5,129
Corporate notes and bonds	66,645	19	(22)	66,642
Total short-term investments	71,771	22	(22)	71,771
Long-term investments
Corporate notes and bonds	2,549	—	(1)	2,548
Total long-term investments	2,549	—	(1)	2,548
Total available-for-sale investments	$74,320	$22	$(23)	$74,319

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
Short-term investments
U.S. Treasury securities	$8,102	$1	$(2)	$8,101
Corporate notes and bonds	65,324	1	(88)	65,237
Total short-term investments	73,426	2	(90)	73,338
Long-term investments
Corporate notes and bonds	1,269	—	—	1,269
Total long-term investments	1,269	—	—	1,269
Total available-for-sale investments	$74,695	$2	$(90)	$74,607

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities that had stated maturities are shown by contractual maturity in the following table.

	March 31, 2019
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$71,771	$71,771
Due in greater than one year	$2,549	$2,548

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

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Company’s investments in available-for-sale securities, if quoted prices in active markets for identical investments are not available to determine fair value (Level 1), then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable either directly or indirectly (Level 2). The investments included in Level 2 consist of corporate notes and bonds, and U.S. Treasury securities.

The fair value of financial assets and liabilities measured on a recurring basis is presented in the following tables.

	March 31, 2019
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Assets:
Cash equivalents
Money market securities	$7,533	$7,533	$—	$—
Total cash equivalents	$7,533	$7,533	$—	$—

Short-term investments
U.S. Treasury securities	5,129	—	5,129	—
Corporate notes and bonds	66,642	—	66,642	—
Total short-term investments	71,771	—	71,771	—

Long-term investments
Corporate notes and bonds	$2,548	$—	$2,548	$—
Total long-term investments	2,548	—	2,548	—
Total	$81,852	$7,533	$74,319	$—

	December 31, 2018
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Assets:
Cash equivalents
Money market securities	$6,661	$6,661	$—	$—
Total cash equivalents	$6,661	$6,661	$—	$—

Short-term investments
U.S. Treasury securities	8,101	—	8,101	—
Corporate notes and bonds	65,237	—	65,237	—
Total short-term investments	73,338	—	73,338	—

Long-term investments
Corporate notes and bonds	$1,269	—	1,269	—
Total long-term investments	1,269	—	1,269	—

Total	$81,268	$6,661	$74,607	$—

During the three months ended March 31, 2019, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument as of March 31, 2019 and December 31, 2018 are summarized in the following table. The Company’s available-for-sale investments consist of short-term with maturities less than 12 months and long-term with maturities over 12 months. Available-for-sale investments that were in an unrealized gain position have been excluded from the following table.

	March 31, 2019		December 31, 2018
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. Treasury securities	$349	$—	$8,101	$(2)
Corporate notes and bonds	41,215	(23)	61,809	(88)
Total available-for-sale investments	$41,564	$(23)	$69,910	$(90)

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Goodwill and Intangible Assets

Goodwill

The net carrying amount of goodwill as of March 31, 2019 and December 31, 2018 was $12.8 million. As of March 31, 2019 and December 31, 2018, no impairment of goodwill was recorded in the accompanying Condensed Consolidated Financial Statements.

Other Intangible Assets

Identifiable intangible assets, all of which are finite-lived, as of the date indicated were as follows in the table below. All intangible assets are amortized on a straight-line basis over their useful life.

	March 31, 2019	December 31, 2018
	(In thousands)
Finite-lived intangible assets	$6,643	$6,643
Accumulated amortization	(6,159)	(6,003)
Intangible assets, net	$484	$640

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Lines of Credit

Loan and Pledge Agreement

On January 27, 2017, the Company entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with a financial institution. The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. The Loan and Pledge Agreement was amended on March 30, 2018 to extend the termination date of the Loan and Pledge Agreement from March 31, 2018 to March 31, 2020, in connection with which the Company paid closing fees of $16 thousand. The Loan and Pledge Agreement was further amended on August 24, 2018 to permit the Company to incur indebtedness owed to a foreign subsidiary in an aggregate amount not to exceed $66.0 million, which amount is subordinated to any amounts outstanding under the Loan and Pledge Agreement. The Loan and Pledge Agreement was subsequently amended on April 8, 2019 to clarify definitions of certain terms and to allow the term of any Letter of Credit to not exceed two years instead of 364 days from the date of issuance, and in addition to permit the Company to issue Standby Letters of Credit (“SBLCs”) up to one year past the expiration date of the loan agreement. On April 23, 2019, the Loan and Pledge Agreement was amended further to clarify definition of certain additional terms. As of March 31, 2019, no debt was outstanding under the Loan and Pledge Agreement, however, the standby letters of credit are deducted from the total revolving credit line.

Stand-by Letters of Credit

The outstanding amounts of stand-by letters of credit are $10.7 million at March 31, 2019.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities and equipment under operating leases that expire on various dates through 2029.

On January 10, 2019, the Company entered into an industrial lease agreement (the lease was executed but has not commenced as of March 31, 2019) pursuant to which the Company has leased approximately 25,200 square feet to be constructed office and warehouse space and approximately 4.5 acres of yard space in Katy, Texas, for a new commercial development center for oil & gas field testing and training. The Company’s monthly base rent obligation is approximately $26,000 for the first year of the lease and increases three percent annually thereafter. The future lease payments are approximately $26,000 for the remainder of 2019, $317,000 for year two, $326,000 for year three, $336,000 for year four, $347,000 for year five and $2,204,000 for all years thereafter. In addition, the Company will pay its share of operating expenses, which is currently estimated to be approximately $12,000 per month. The initial term of the Lease is one hundred twenty (120) months after the commencement date (expected to be in the second half of the year), and the Company has two options to extend the Lease by an additional five-year term, which must be exercised by written notice at least six months prior to the end of the relevant term. Maturities of the lease liabilities as of March 31, 2019 (excluding the new lease referenced above that is executed but will not commence until the second half of the year), are presented in the following table.

Lease Amounts
(In thousands)
Year:
2019 (remaining nine months)	$1,377
2020	1,855
2021	1,653
2022	1,812
2023	1,714
Thereafter	10,044
Total	18,455
Less imputed lease interest	(5,190)
Total lease liabilities	$13,265

Warranty

Changes in the Company’s accrued product warranty reserve are presented in the following table.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Balance, beginning of period	$478	$366
Warranty costs charged to cost of revenue	152	48
Utilization charges against reserve	(12)	(50)
Release of accrual related to expired warranties	(47)	(5)
Balance, end of period	$571	$359

Purchase Obligations

The Company has purchase order arrangements with its vendors for which the Company has not received the related goods or services as of March 31, 2019. These arrangements are subject to change based on the Company’s sales demand forecasts, and the Company has the right to cancel the arrangements prior to the date of delivery. The majority of these purchase order arrangements were related to various raw materials and components parts. As of March 31, 2019, the Company had approximately $8.4 million of open cancellable purchase order arrangements related primarily to materials and parts.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, generally limited to personal injury and property damage caused by the Company’s employees at a customer’s desalination plant in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2019 and December 31, 2018.

In certain cases, the Company issues warranty and product performance guarantees to its customers for amounts generally equal to 10% or less of the total sales agreement to endorse the execution of product delivery and the warranty of design work, fabrication, and operating performance of our devices. These guarantees are generally stand-by letters of credit that typically remain in place in general for periods of 24 to 36 months. All stand-by letters of credit at March 31, 2019 and December 31, 2018, were in the aggregate for amounts of $10.7 million and $8.8 million, respectively.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Litigation

The Company is named in and subject to various proceedings and claims in connection with our business. The outcome of matters the Company has been, and currently are, involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material impact on the Company’s financial condition, results of operations and cash flows. The Company may in the future become involved in additional litigation in the ordinary course of its business, including litigation that could be material to its business.

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

On September 10, 2014, the Company terminated the employment of its Senior Vice President, Sales, Borja Blanco, on the basis of breach of duty of trust and conduct leading to conflict of interest. On October 24, 2014, Mr. Blanco filed a labor claim against ERI Iberia in Madrid, Spain, challenging the fairness of his dismissal and seeking compensation. A hearing was held on November 13, 2015, after which the labor court ruled that it did not have jurisdiction over the matter. Mr. Blanco appealed and the appeals court reversed the labor court’s finding and instructed the labor court to make a ruling on the merits on November 21, 2017. On February 14, 2018, the Company received notice that the labor court issued a ruling in favor of Mr. Blanco and ordered the Company to pay to Mr. Blanco a severance amount. The Company appealed and on March 18, 2019, the Company received notice that the appeals court had partially reversed the labor court’s order and significantly reduced the severance amount.  The Company again appealed the decision on April 24, 2019.  The Company denies any allegations of wrongdoing and intends to continue to vigorously defend against this lawsuit.  Based on currently available information and review with outside counsel, the Company had previously estimated and accrued for a potential loss. The Company does not believe that it is reasonably possible that a material loss in excess of amounts accrued will occur.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Income Taxes

The effective tax rate for the three months ended March 31, 2019 and 2018 was 17.3% on pretax book income of $3.2 million and 33.0% on pretax book loss of $1.1 million, respectively. Excluding stock option related discrete tax income tax benefits of $0.1 million in the current period and $0.4 million in the prior year period, the effective tax rate for the three months ended March 31, 2019 and 2018 was 21.3% and (3.5)%, respectively. The tax rate in the three months ending March 31, 2019 is lower than the tax rate in the three months ending March 31, 2018 as a result of the Company reporting losses of $1.3 million in the prior year period in a jurisdiction for which the Company could not recognize a tax benefit due to a full valuation allowance in this jurisdiction.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stock-based Compensation

Stock-based Compensation Expense

Stock-based compensation expense related to the fair value measurement of awards granted to employees by financial line and by type of award is presented in the following table.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Stock-based compensation expense by financial line:
Cost of revenue	$34	$24
General and administrative (1)	959	1,676
Sales and marketing	203	262
Research and development	482	281
Total stock-based compensation expense	$1,678	$2,243

Stock-based compensation expense by type of award:
Options (1)	$1,133	$1,664
RSUs (1)	545	579
Total stock-based compensation expense	$1,678	$2,243

(1)	2018 Amounts include modifications of equity awards held by the Company’s former Chief Executive Officer.

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

Unamortized Stock-based Compensation Costs

Stock-based compensation cost related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period of each award. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of March 31, 2019.

	Unamortized Compensation Costs	Weighted Average Service Period
	(In thousands)	(In years)
Stock options	$6,798	2.81
RSUs	4,823	3.1
Total	$11,621

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vested Stock Options and RSUs

The total grant date fair value of stock options and RSUs vested during the period are presented in the following table.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Stock options	$1,367	$1,261
RSUs	924	509
Total grant date fair value of stock options and RSUs vested during the period	$2,291	$1,770

Stock Option Activities

The following table summarizes the stock option activities under the Company’s 2016 Incentive Plan (“2016 Plan”) and Amended and Restated 2008 Equity Incentive Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
	(In thousands, except for weighted average exercise price and weighted average remaining contractual life)
Balance, December 31, 2018	4,982	$6.36	6.56	$6,572
Granted	416	$7.66
Exercised	(420)	$5.21		$1,396
Forfeited	(308)	$8.48
Balance, March 31, 2019	4,670	$6.44	6.68	$11,442
Vested and exercisable as of March 31, 2019	3,057	$5.53	5.51	$10,156
Vested and exercisable as of March 31, 2019 and expected to vest thereafter	4,441	$6.35	6.55	$11,255

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock at the time of exercise. The aggregate intrinsic value at March 31, 2019 is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock as of March 31, 2019 or the last trading day prior to March 31, 2019. The aggregate intrinsic value at December 31, 2018 is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock as of December 31, 2018 or the last trading day prior to December 31, 2018.

Restricted Stock Unit Activities

The following table summarizes the RSU activities under the 2016 Plan.

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except for weighted average grant-date fair value)
Balance, December 31, 2018	463	$8.49
Awarded	390	$7.69
Vested	(107)	$8.62
Forfeited	(71)	$8.37
Balance, March 31, 2019	675	$8.02

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Business Segment and Geographic Information

The Company is an energy solutions provider to industrial fluid flow markets worldwide. The Company manufactures and sells high-efficiency energy recovery devices (“ERDs”) and pumps as well as related products and services. The Company’s chief operating decision-maker (“CODM”) is the chief executive officer.
The Company’s reportable segments consist of the Water segment and the Oil & Gas segment. These segments are based on the industries in which the products are sold, the type of products sold, and the related products and services. The Water segment consists of revenue associated with products sold for use in reverse osmosis desalination, as well as the related identifiable expenses. The Oil & Gas segment consists of product primarily in seawater revenue associated with products sold for use in gas processing, chemical processing, and hydraulic fracturing, as well as license and development revenue associated with hydraulic fracturing, as well as related identifiable expenses. Operating income (loss) for each segment excludes other income and expenses and certain corporate expenses managed outside the operating segment, such as income taxes and other separately managed general and administrative expenses not related to the identified segments. Assets and liabilities are reviewed at the consolidated level by the CODM and are not accounted for by segment. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

The summary of financial information by segment is presented in the following tables.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands)
Product revenue	$15,968	$104	$16,072	$11,048	$10	$11,058
Product cost of revenue	4,747	188	4,935	3,228	86	3,314
Product gross profit	11,221	(84)	11,137	7,820	(76)	7,744

License and development revenue	—	3,723	3,723	—	2,749	2,749

Operating expenses:
General and administrative	535	364	899	305	651	956
Sales and marketing	1,649	263	1,912	1,445	344	1,789
Research and development	804	3,363	4,167	244	3,665	3,909
Amortization of intangibles	156	—	156	158	—	158
Operating expenses	3,144	3,990	7,134	2,152	4,660	6,812

Operating income (loss)	$8,077	$(351)	7,726	5,668	(1,987)	3,681

Less: Corporate operating expenses			5,017			5,012
Consolidated operating income (loss)			2,709			(1,331)
Non-operating income			499			248
Income (loss) before income taxes			$3,208			(1,083)

The following geographic information includes net revenue from our domestic and international customers based on the customers’ requested delivery locations, except for certain cases in which the customer directed us to deliver our products to a location that differs from the known ultimate location of use. In such cases, the ultimate location of use, rather than the delivery location, is reflected in the table below (in percentages):

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months Ended March 31,
	2019	2018
	(In thousands, except for percentages)
Product revenue by geographic location:
United States	2%	4%
International	98%	96%
Total product revenue	100%	100%

Product revenue by country:
United Arab Emirates	30%	---
Chile	22%	---
Saudi Arabia	12%	13%
Egypt	---	30%
China	---	14%
Others(1)	36%	43%
Total	100%	100%

(1) Includes remaining countries not separately disclosed. No country in this line item accounted for more than 10% of our product revenue during the period presented.

All of our long-lived assets were located in the United States at March 31, 2019 and December 31, 2018.

ENERGY RECOVERY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Concentrations

Customers accounting for 10% or more of the Company’s product revenue by segment are presented in the following table.

Product Revenue

	Three Months Ended March 31,
	Segment	2019	2018
Customer A	Water	10%	34%
Customer B	Water	**	12%
Customer C	Water	29%	**
Customer D	Water	14%	**
Customer H	Water	12%	**
**    Less than 10%

One international Oil and Gas segment customer accounts for 100% of the Company’s license and development revenue for the quarters ended March 31, 2019 and 2018.

Customers accounting for 10% or more of the Company’s combined accounts receivable and contract assets by segment are presented in the following table.

	Segment	March 31, 2019	December 31, 2018
Customer C	Water	21%	**
Customer E	Water	12%	20%
Customer F	Water	**	11%
Customer G	Oil & Gas	17%	26%
Customer I	Water	16%	**
**    Less than 10%

Vendor Concentration

Vendors accounting for 10% or more of the Company’s combined accounts payable by segment are presented in the following table.

	Segment	March 31, 2019	December 31, 2018
Vendor A	Oil & Gas	16%	**
Vendor B	Oil & Gas	**	10%
Vendor C	Oil & Gas	11%	**
Vendor D	Water	11%	**
**    Less than 10%

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the three months ended March 31, 2019, including “Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and certain information incorporated by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions, or strategies regarding the future.

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

Energy Recovery was incorporated in Virginia in 1992 and reincorporated in Delaware in 2001. Our headquarters and principal research, development, and manufacturing facility is located in California. We are also constructing a new facility in Texas, which we hope to complete in 2019, for a new commercial development center for Oil & Gas field testing and training. We maintain direct sales offices and technical support centers in Europe, the Middle East and Asia.

Our reportable operating segments consist of the Water and the Oil & Gas segments. These segments are based on the industries in which the technology solutions are sold, the type of energy recovery device or other technology sold, and the related solution and service.

Water Segment

Our Water segment consists of revenues and expenses associated with solutions sold for use in seawater, brackish, and wastewater reverse osmosis desalination. Our Water segment revenue is principally derived from the sale of energy recovery devices (“ERDs”) and high-pressure and circulation pumps to our mega-project (“MPD”), original equipment manufacturer (“OEM”), and After-Market (“AM”) channels. MPD sales are typically made to global Engineering, Procurement and Construction (“EPC”) firms to build very large desalination plants worldwide. Our typical MPD sale consists of our PX Pressure Exchangers, and each MPD represents revenue opportunities generally ranging from $1 million to $10 million.  Our packaged solutions to OEMs include PXs, turbochargers, high-pressure pumps, and circulation “booster” pumps for integration and use in small- to medium-sized desalination plants.   OEM projects typically represent revenue opportunities of up to $1 million.  Our existing and expanding installed base of ERD and pump products in water plants has created a growing customer base comprised of plant operators and service providers who purchase spare parts, replacement parts, and service contracts through our AM channel.

Oil & Gas Segment

Our Oil & Gas segment consists of revenues and expenses associated with solutions sold or licensed for use in hydraulic fracturing, gas processing, and chemical processing. In the past several years, we have invested significant research and development, and sales and marketing costs to expand our business into pressurized fluid flow industries within the oil & gas industry. Our revenue in the first quarter of 2019 is primarily from license and development revenue.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Total Revenue

	Three Months Ended March 31,
	2019		2018		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except for percentages)
Water	$15,968	81%	$11,048	80%	$4,920	45%
Oil & Gas	104	—%	10	—	94	940%
Product revenue	$16,072	81%	$11,058	80%	$5,014	45%
License and development revenue	3,723	19%	2,749	20%	974	35%
Total revenue	$19,795	100%	$13,807	100%	$5,988	43%

Product Revenue by Segment

Total product revenue increased by $5.0 million, or 45%, to $16.1 million for the three months ended March 31, 2019 from $11.1 million for the three months ended March 31, 2018. Of the $5.0 million increase, $4.9 million was attributable to the Water Segment and $0.1 million was attributable to the Oil & Gas Segment.

During the three months ended March 31, 2019, compared to the three months ended March 31, 2018, Water segment product revenue increased by $4.9 million, or 45%, due primarily to an increase of $6.4 million of MPD shipments, offset by $0.9 million of lower OEM shipments and $0.6 million of lower AM shipments. Revenues in the first three months were significantly higher than in 2018 due to the timing of MPD shipments. Significant variability quarter to quarter is typical, and year on year quarterly comparisons are not necessarily indicative of the trend for the year due to these variations.

During the three months ended March 31, 2019, compared to the three months ended March 31, 2018, Oil & Gas segment product revenue increased by $0.1 million.

License and Development Revenue

License and development revenue increased by $1.0 million, or 35%, in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due primarily to higher costs incurred based on input measure of progress.

Product Gross Profit and Margin

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands, except for percentages)
Product gross profit	$11,221	$(84)	$11,137	$7,820	$(76)	$7,744
Product gross margin	70.3%	(80.8%)	69.3%	70.8%	(760.0%)	70.0%

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense, and manufactured components.

In the three months ended March 31, 2019, compared to the three months ended March 31, 2018, product gross profit increased $3.4 million, or 44%, due primarily to a favorable $4.8 million impact from higher MPD volume, offset somewhat by unfavorable impacts of $0.5 million from lower OEM volume, a $0.5 million impact from lower AM volume, and an unfavorable price and mix impact of $0.5 million.

Product gross margin was 69% in the three months ended March 31, 2019, compared to the product gross margin of 70% in the three months ended March 31, 2018.

Operating Income (Loss)

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands)
Product revenue	$15,968	$104	$16,072	$11,048	$10	$11,058
Product cost of revenue	4,747	188	4,935	3,228	86	3,314
Product gross profit	11,221	(84)	11,137	7,820	(76)	7,744

License and development revenue	—	3,723	3,723	—	2,749	2,749

Operating expenses:
General and administrative	535	364	899	305	651	956
Sales and marketing	1,649	263	1,912	1,445	344	1,789
Research and development	804	3,363	4,167	244	3,665	3,909
Amortization of intangibles	156	—	156	158	—	158
Operating expenses	3,144	3,990	7,134	2,152	4,660	6,812

Operating income (loss)	$8,077	$(351)	7,726	5,668	(1,987)	3,681

Less: Corporate operating expenses			5,017			5,012
Consolidated operating income (loss)			2,709			(1,331)

Operating income was $7.7 million for the three months ended March 31, 2019 compared to $3.7 million for the three months ended March 31, 2018, an increase of $4.0 million, due primarily to an increase of total product revenue of $5.0 million (attributable to the Water Segment) and an increase of $1.0 million in license and development revenue.

Operating Expenses

General and Administrative

General and administrative expense decreased $0.3 million, or (4%), in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due primarily to a decrease in total employee-related compensation and benefits of $0.3 million. The net decrease in employee-related compensation and benefits of $0.3 million is due to a $0.4 million increase in compensation generally and a $0.7 million reduction in stock based compensation costs in the current period resulting mostly from a non-recurring charge related to the modification of certain equity awards held by the Company’s former President and Chief Executive Officer in the three months ended March 31, 2018, who resigned on February 24, 2018 and entered into a Settlement Agreement and Release.

Sales and Marketing

For the three months ended March 31, 2019, compared to the three months ended March 31, 2018, sales and marketing expense increased by $0.2 million, or 13%, due primarily to higher sales incentive expenses in the water segment.

Research and Development

For the three months ended March 31, 2019, compared to the three months ended March 31, 2018, research and development expense increased by $0.3 million, or 9%, due primarily to higher employee related expenses of $0.4 million from increased investment in water growth initiatives, slightly offset by the timing of VorTeq R&D testing expenses.

Amortization of Intangible Assets

Amortization of intangible assets is related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. There was no material change in our amortization amounts in the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Other Income (Expense), net

	Three Months Ended March 31,
	2019		2018		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except for percentages)
Total revenue	$19,795	100%	$13,807	100%	$5,988	43%
Other income (expense):
Interest income	$523	3%	$301	2%	$222	74%
Interest expense	—	—%	—	—%	—
Other non-operating expense, net	(24)	—%	(53)	—%	29	(55%)
Total other income, net	$499	3%	$248	2%	$251	101%

Total other income (expense), net, increased in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due primarily to interest income on higher investment balances.

Income Taxes

The effective tax rate for the three months ended March 31, 2019 and 2018 was 17.3% on pretax book income of $3.2 million and 33.0% on pretax book loss of $1.1 million, respectively. Excluding stock option related discrete tax income tax benefits of $0.1 million in the current period and $0.4 million in the prior year period, the effective tax rate for the three months ended March 31, 2019 and 2018 was 21.3% and (3.5%), respectively. The tax rate in the three months ending March 31, 2019 is lower than the tax rate in the three months ending March 31, 2018 as a result of the Company reporting losses of $1.3 million in the prior year period in a jurisdiction for which the Company could not recognize a tax benefit due to a full valuation allowance in this jurisdiction.

Liquidity and Capital Resources

Overview

Our primary source of cash to fund our operations and capital expenditures has been proceeds from customer payments for our products and services and the issuance of common stock.

As of March 31, 2019, our principal sources of liquidity consisted of : (i) unrestricted cash and cash equivalents of $17.0 million that are primarily invested in money market funds, (ii) short-term investments of $71.8 million that are primarily invested in marketable debt instruments, such as corporate notes and bonds, and U.S. Treasury securities, and (iii) accounts receivable, net of allowances of $17.4 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed.

At March 31, 2019 and December 31, 2018, we had $1.1 million and $4.1 million, respectively, of short-term contract assets which represents unbilled receivables. In the Water segment, we had contract assets of $1.1 million pertaining to customer contractual holdback provisions, whereby we will invoice the final retention payment(s) due under certain sales contracts in the next 12 months. The customer holdbacks represent amounts intended to provide a form of security for the customer; accordingly, these contract assets have not been discounted to present value. In the Oil & Gas segment, there were no unbilled project costs at March 31, 2019.

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

The Loan and Pledge Agreement was amended on March 30, 2018 to extend the termination date of the Loan and Pledge Agreement from March 31, 2018 to March 31, 2020. The Loan and Pledge Agreement was further amended on August 24, 2018 to permit the Company to incur indebtedness owed to a foreign subsidiary in an aggregate amount not to exceed $66.0 million, which amount is subordinated to any amounts outstanding under the Loan and Pledge Agreement. The Loan and Pledge Agreement was subsequently amended on April 8, 2019 to clarify definitions of certain terms and to allow the term of any Letter of Credit to not exceed two years instead of 364 days from the date of issuance, and in addition to permit the Company to issue Standy Letter of Credit (“SBLCs”) up to one year past the expiration date of the loan agreement. On April 23, 2019, the Loan and Pledge Agreement was amended further to clarify definition of certain additional terms.

As of March 31, 2019, no debt was outstanding under the Loan and Pledge Agreement, however, the SBLCs outstanding are deducted from the total revolving credit line. See our 2018 Annual Report on Form 10-K. As of March 31, 2019, we were in compliance with the loan covenants.

Stand-by Letters of Credit

As of March 31, 2019, we had SBLCs with various financial institutions totaling $10.7 million whereby we are required to maintain a U.S. investment balance of $10.6 million. SBLCs are subject to fees based on the amount of the letter of credit that are payable quarterly and are non-refundable.

Share Repurchase Programs

Our Board of Directors has authorized various share repurchase programs since 2012. On March 7, 2018, our Board of Directors authorized a share repurchase program (the “March 2018 Authorization”) under which the Company, at the discretion of management, may repurchase up to $10.0 million in aggregate cost of our outstanding common stock through September 30, 2018. As of March 31, 2019, we have repurchased 1,193,102 shares for $10.0 million under the March 2018 Authorization. Since the initial authorization of the share repurchase programs, we have spent an aggregate $30.4 million, excluding commissions, to repurchase 5.5 million shares. The March 2018 Authorization expired in September 2018 and no other authorization is in place today.

Cash Flows

Our cash flows are presented in the following table.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(5,951)	$(6,333)
Net cash (used in) provided by investing activities	(1,165)	11,062
Net cash provided by (used in) financing activities	2,157	(1,898)
Effect of exchange rate differences on cash and cash equivalents	(4)	(14)
Net change in cash, cash equivalents and restricted cash	$(4,963)	$2,817

Cash Flows from Operating Activities

Cash used in operating activities is generated by net income (loss) adjusted for certain non-cash items and changes in assets and liabilities.

Cash used in operating activities was lower in the three months ended March 31, 2019, compared to the cash used in three months ended March 31, 2018, by $0.4 million, primarily due to the increase in income net, as adjusted for some non-cash items, timing of collection, billing and shipment.

Due to the project driven, non-cyclical nature of our business, operating cash flow can fluctuate significantly from quarter to quarter due to the timing of receipts of large project orders. Operating cash flow may be negative in one quarter, and significantly positive in the next, and year-on-year quarterly comparisons are difficult to compare.  Therefore, it may be difficult to derive meaning directly from quarterly comparisons of cash flow.

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

Cash used in investing activities of $1.2 million during the three months ended March 31, 2019 was primarily due to $19.2 million used to purchase investments and $1.6 million for capital expenditures partially offset by $19.6 million in maturities of marketable security investments.

Cash provided by investing activities of $11.1 million during the three months ended March 31, 2018 was primarily due to $13.9 million used to purchase investments and $0.6 million for capital expenditures, partially offset by $25.6 million in maturities of marketable security investments.

Cash Flows from Financing Activities

Cash provided by financing activities of $2.2 million during the three months ended March 31, 2019 was primarily due to $2.2 million received from the purchase of common stock through stock option exercises.

Cash used in financing activities of $1.9 million during the three months ended March 31, 2018 was primarily due to $3.5 million used to repurchase our common stock, partially offset by $1.6 million received from the purchase of common stock through stock option exercises.

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

Recent Accounting Pronouncements

There were no material accounting pronouncements adopted during the quarter ended March 31, 2019.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our exposures are due to fluctuations in exchange rates for USD versus the British Pound, Saudi Riyal, United Arab Emirates Dirham, Euro, Chinese Yuan, Indian Rupee and Canadian Dollar. Changes in currency exchange rates could adversely affect our consolidated operating results or financial position.

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

At March 31, 2019, all of our investments totaled approximately $74.3 million. These investments were presented in short-term investments and long-term investments on our Condensed Consolidated Balance Sheets as of March 31, 2019. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than seven months. A hypothetical 1% increase in interest rates would have resulted in an approximately $0.3 million decrease in the fair value of our fixed-income debt securities as of March 31, 2019.

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

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

Note 16, “Litigation,” of our Annual Report on Form 10-K filed with the SEC on March 7, 2019, as amended on March 12, 2019, provides information on certain litigation in which we are involved.

For an update on the litigation matters previously disclosed in our Form 10-K, see the discussion in Note 8, “Commitments and Contingencies – Litigation,” of the Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q, which discussion is incorporated by reference into this Item 1.

Item 1A. — Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in our Annual Report on Form 10-K filed on March 7, 2019.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There has been no activity with respect to the program to repurchase outstanding units during the three months ended March 31, 2019.

Pursuant to the March 2018 Authorization, the Company, at the discretion of management, could repurchase up to $10.0 million in aggregate cost of our outstanding common stock. As of March 31, 2019, 1,193,102 shares at an aggregate cost of $10.0 million had been repurchased under the March 2018 Authorization. The aggregate cost includes fees charged in connection with acquiring the outstanding common stock.

Item 3. — Defaults Upon Senior Securities

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

ENERGY RECOVERY, INC.

Dated:	May 2, 2019	By:	/s/ CHRIS GANNON
Chris Gannon
President and Chief Executive Officer

Dated:	May 2, 2019	By:	/s/ JOSHUA BALLARD
Joshua Ballard
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Fourth Amendment to Loan and Pledge Agreement by and between Energy Recovery, Inc. and Citibank N.A.					X
10.2	Fifth Amendment to Loan and Pledge Agreement by and between Energy Recovery, Inc. and Citibank N.A.					X
31.1	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document