Form 10-Q
period 2019-06-30
Energy Recovery, Inc.
filed 2019-08-02
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to __________
Commission File Number: 001-34112

Energy Recovery, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	01-0616867
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1717 Doolittle Drive, San Leandro, CA 94577
(Address of Principal Executive Offices)  (Zip Code)

(510) 483-7370
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	ERII	The Nasdaq Stock Market LLC
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
As of July 26, 2019, there were 54,964,637 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.
TABLE OF CONTENTS

PART I	Page No.
FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2019		December 31, 2018

(In thousands, except share data and par value)
ASSETS
Current assets:
Cash and cash equivalents	$23,331	$21,955
Restricted cash	—	97
Short-term investments	71,854	73,338
Accounts receivable, net of allowance for doubtful accounts of $397 and $396 as of June 30, 2019 and December 31, 2018, respectively	15,197	10,212
Contract assets	1,936	4,083
Inventories, net	7,763	7,138
Income taxes receivable	—	15
Prepaid expenses and other current assets	2,247	2,810
Total current assets	122,328	119,648
Restricted cash, non-current	88	86
Long-term investments	1,507	1,269
Deferred tax assets, non-current	17,033	18,318
Property and equipment, net	17,384	14,619
Operating lease, right of use asset	11,700	12,189
Goodwill	12,790	12,790
Other intangible assets, net	327	640
Other assets, non-current	308	282
Total assets	$183,465	$179,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,459	$1,439
Accrued expenses and other current liabilities	5,525	8,019
Lease liabilities	983	926
Income taxes payable	32	—
Accrued warranty reserve	599	478
Contract liabilities	15,447	16,270
Total current liabilities	24,045	27,132
Lease liabilities, non-current	12,050	12,556
Contract liabilities, non-current	19,632	26,539
Other non-current liabilities	278	236
Total liabilities	56,005	66,463
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 60,359,930 shares issued and 54,903,995 shares outstanding at June 30, 2019 and 59,396,020 shares issued and 53,940,085 shares outstanding at December 31, 2018	60	59
Additional paid-in capital	165,981	158,404
Accumulated other comprehensive loss	(2)	(133)
Treasury stock at cost, 5,455,935 shares repurchased at June 30, 2019 and December 31, 2018	(30,486)	(30,486)
Accumulated deficit	(8,093)	(14,466)
Total stockholders’ equity	127,460	113,378
Total liabilities and stockholders’ equity	$183,465	$179,841

See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands, except per share data)
Product revenue	$19,226	$17,406	$35,298	$28,464
Product cost of revenue	5,483	5,976	10,418	9,290
Product gross profit	13,743	11,430	24,880	19,174

License and development revenue	3,570	3,358	7,293	6,107

Operating expenses:
General and administrative	5,500	4,927	11,079	10,764
Sales and marketing	2,181	1,858	4,343	3,770
Research and development	5,480	3,605	9,734	7,522
Amortization of intangible assets	157	158	313	316
Total operating expenses	13,318	10,548	25,469	22,372
Income from operations	3,995	4,240	6,704	2,909

Other income (expense):
Interest income	528	373	1,051	674
Interest expense	—	(1)	—	(1)
Other non-operating (expense) income, net	(48)	9	(72)	(44)
Total other income, net	480	381	979	629
Income before income taxes	4,475	4,621	7,683	3,538
Provision for (benefit from) income taxes	756	(11,122)	1,310	(11,479)
Net income	$3,719	$15,743	$6,373	$15,017

Earnings per share:
Basic	$ 0.07	$ 0.29	$ 0.12	$ 0.28
Diluted	$ 0.07	$ 0.28	$ 0.11	$ 0.27

Number of shares used in per share calculations:
Basic	54,681	53,747	54,400	53,747
Diluted	56,110	55,406	55,764	55,437

See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Net income	$3,719	$15,743	$6,373	$15,017
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7	(33)	(1)	(12)
Unrealized gain (loss) on investments	64	7	132	(57)
Other comprehensive income (loss), net of tax	71	(26)	131	(69)
Comprehensive income	$3,790	$15,717	$6,504	$14,948

See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Common stock
Beginning balance	$60	$59	$59	$58
Issuance of common stock, net¹	—	—	1	1
Ending balance	60	59	60	59

Additional paid-in capital
Beginning balance	162,231	152,850	158,404	149,006
Issuance of common stock, net	2,362	716	4,518	2,313
Stock-based compensation	1,388	958	3,059	3,205
Ending balance	165,981	154,524	165,981	154,524

Accumulated other comprehensive loss
Beginning balance	(73)	(168)	(133)	(125)
Other comprehensive income (loss)	71	(26)	131	(69)
Ending balance	(2)	(194)	(2)	(194)

Treasury stock
Beginning balance	(30,486)	(23,981)	(30,486)	(20,486)
Repurchase of common stock for treasury	—	(6,505)	—	(10,000)
Ending balance	(30,486)	(30,486)	(30,486)	(30,486)

Accumulated deficit
Beginning balance	(11,812)	(37,285)	(14,466)	(36,559)
Net income	3,719	15,743	6,373	15,017
Ending balance	(8,093)	(21,542)	(8,093)	(21,542)

Total stockholders' equity	$127,460	$102,361	$127,460	$102,361

Common stock issued (number of shares)
Beginning balance	59,919	58,700	59,396	58,168
Issuance of common stock, net	441	251	964	783
Ending balance	60,360	58,951	60,360	58,951

Treasury stock (number of shares)
Beginning balance	(5,456)	(4,673)	(5,456)	(4,263)
Repurchase of common stock for treasury²	—	(783)	—	(1,193)
Ending balance	(5,456)	(5,456)	(5,456)	(5,456)

¹ Amounts less than $500 rounded to zero
² The March 2018 stock repurchase authorization expired in September 2018
See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018

	(In thousands)
Cash flows from operating activities:
Net income	$6,373	$15,017
Adjustments to reconcile net income to cash provided by (used in) operating activities
Stock-based compensation	3,071	3,184
Depreciation and amortization	1,952	2,040
(Accretion) amortization of premiums and discounts on investments	(30)	267
Provision for warranty claims	242	135
Unrealized gain on foreign currency translation	(48)	(51)
Reversal of accruals related to expired warranties	(83)	(84)
Provision for doubtful accounts	1	328
Adjustments for excess or obsolete inventory	62	17
Deferred income taxes	1,285	(11,512)
Loss on disposal of fixed assets	327	22
Other non-cash adjustments	—	2
Changes in operating assets and liabilities:
Accounts receivable, net	(4,986)	833
Contract assets, costs and estimated earnings in excess of billings	2,147	186
Inventories, net	(725)	(907)
Prepaid and other assets	1,026	(10,477)
Accounts payable	14	(1,976)
Accrued expenses and other liabilities	(2,942)	7,532
Income taxes	47	(577)
Contract liabilities, cost in excess of billings	(7,730)	(5,649)
Net cash provided by (used in) operating activities	3	(1,670)
Cash flows from investing activities:
Maturities of marketable securities	47,993	40,638
Purchases of marketable securities	(46,549)	(43,117)
Capital expenditures	(4,685)	(1,536)
Net cash used in investing activities	(3,241)	(4,015)
Cash flows from financing activities:
Net proceeds from issuance of common stock	4,581	2,390
Tax payment for employee shares withheld	(62)	(76)
Repayment of long-term debt	—	(5)
Repurchase of common stock	—	(10,000)
Net cash provided by (used in) financing activities	4,519	(7,691)
Effect of exchange rate differences on cash and cash equivalents	—	22
Net change in cash, cash equivalents and restricted cash	1,281	(13,354)
Cash, cash equivalents and restricted cash, beginning of year	22,138	30,626
Cash, cash equivalents and restricted cash, end of period	$23,419	$17,272

See Accompanying Notes to Condensed Consolidated Financial Statements

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies
Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company” or “Energy Recovery”) is an energy solutions provider to industrial fluid flow markets worldwide. The Company’s core competencies are fluid dynamics and advanced material science. The Company’s products make industrial processes more operationally and capital expenditure efficient. The Company’s solutions convert wasted pressure energy into a reusable asset and preserve or eliminate pumping technology in hostile processing environments. The Company’s solutions are marketed and sold in fluid flow markets such as water, oil & gas and chemical processing under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, VorTeq™, MTeq™, IsoBoost®, IsoGen®, AT™ and AquaBold™. The Company owns, manufactures and/or develops its solutions, in whole or in part, in the United States of America (“U.S.”).

Basis of Presentation
The Company’s Condensed Consolidated Financial Statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
The accompanying Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2018 Condensed Consolidated Balance Sheet was derived from audited financial statements and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The June 30, 2019 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2019 as amended on March 12, 2019.
In the opinion of management, all adjustments consisting of normal recurring adjustments that are necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates
The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.
The accounting policies that reflect the Company’s more significant estimates and judgments, which the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results, are revenue recognition, capitalization of research and development assets, valuation of stock options, valuation and impairment of goodwill and acquired intangible assets, valuation adjustments for excess and obsolete inventory, deferred taxes and valuation allowances on deferred tax assets and evaluation and measurement of contingencies. Those estimates could change and, as a result, actual results could differ materially from those estimates.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15 (“ASU 2018-15”), Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted.
The Company has elected to early adopt ASU 2018-15 for the period beginning this second quarter of 2019, applying effects prospectively. The Company expects to defer related implementation costs of approximately $0.6 million to $0.9 million for the remainder of 2019.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted
In the six months ended June 30, 2019, there were no accounting pronouncements issued which were not adopted by the Company that would have a material effect on the Company’s reporting of results of operations.

Note 2 — Revenue
The Company’s 2018 Annual Report on Form 10-K includes a description of certain significant accounting policies, including those with respect to revenue recognition. There have been no material changes to our significant accounting policies described in our 2018 Annual Report on Form 10-K.

Disaggregation of Revenue
The following tables present the Company’s revenues disaggregated by geography based on the “shipped to” addresses of the Company’s customers and by major product/service line. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Water	Oil and Gas	Total	Water	Oil and Gas	Total

	(In thousands)
Primary geographical market
Middle East and Africa	$10,805	$—	$10,805	$19,502	$104	$19,606
Americas	1,728	3,570	5,298	5,751	7,293	13,044
Asia	5,042	—	5,042	7,176	—	7,176
Europe	1,651	—	1,651	2,765	—	2,765
Total revenue	$19,226	$3,570	$22,796	$35,194	$7,397	$42,591

Major product/service line
PX, pumps and turbo devices	$19,226	$—	$19,226	$35,194	104	$35,298
License and development	—	3,570	3,570	—	7,293	7,293
Total revenue	$19,226	$3,570	$22,796	$35,194	$7,397	$42,591

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Water	Oil and Gas	Total	Water	Oil and Gas	Total

	(In thousands)
Primary geographical market
Middle East and Africa	$9,289	$290	$9,579	$15,391	$300	$15,691
Americas	1,604	3,358	4,962	2,705	6,107	8,812
Asia	4,657	—	4,657	7,330	—	7,330
Europe	1,566	—	1,566	2,738	—	2,738
Total revenue	$17,116	$3,648	$20,764	$28,164	$6,407	$34,571

Major product/service line
PX, pumps and turbo devices	$17,116	$—	$17,116	$28,164	$—	$28,164
License and development	—	3,358	3,358	—	6,107	6,107
Oil & gas products	—	290	290	—	300	300
Total revenue	$17,116	$3,648	$20,764	$28,164	$6,407	$34,571

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company records unbilled receivables as contract assets. Significant changes in contract assets during the period were as follows:

	June 30, 2019	December 31, 2018

	(In thousands)
Contract assets balance, beginning of year	$4,083	$6,278
Transferred to receivables	(3,598)	(8,865)
Additional unbilled receivables	1,451	6,670
Contract assets balance, end of period	$1,936	$4,083
The Company records contract liabilities when cash payments are received in advance of the Company’s performance. Significant changes in contract liabilities during the period were as follows:

	June 30, 2019	December 31, 2018

	(In thousands)
Contract liabilities balance, beginning of year	$42,809	$56,426
Revenue recognized	(7,319)	(13,493)
Cash received	(411)	(124)
Contract liabilities balance, end of period	$35,079	$42,809

Transaction Price Allocated to the Remaining Performance Obligation
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied.

June 30, 2019
(In thousands)
Year:
2019 (remaining six months)	$7,304
2020	14,558
2021	6,770
2022	661
2023 and thereafter	5,031
Total performance obligation	$34,324

Note 3 — Earnings per Share
Net income (loss) is divided by the weighted average number of common shares outstanding during the year to calculate basic earnings (loss) per common share. Basic earnings per share exclude any dilutive effects of stock options and restricted stock units (“RSUs”).
Diluted earnings (loss) per common share reflects the potential dilution that would occur if outstanding stock options to purchase common stock were exercised for shares of common stock (using the treasury stock method) and the shares of common stock underlying each outstanding RSU were issued. Diluted earnings (loss) per share for the three and six months ended June 30, 2019 and 2018 includes the dilutive effects of stock options and RSUs. Certain shares of common stock issuable under stock options and RSUs have been omitted from the three and six months ended June 30, 2019 and 2018 diluted net earnings per share calculations because their inclusion is considered anti-dilutive.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The computation of basic and diluted earnings per share is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands, except per share amounts)
Numerator:
Net income	$3,719	$15,743	$6,373	$15,017

Denominator:
Basic weighted average common shares outstanding	54,681	53,747	54,400	53,747
Weighted average effect of dilutive stock awards	1,429	1,659	1,364	1,690
Diluted weighted average common shares outstanding	56,110	55,406	55,764	55,437

Earnings per share:
Basic	$ 0.07	$ 0.29	$ 0.12	$ 0.28
Diluted	$ 0.07	$ 0.28	$ 0.11	$ 0.27
The potential common shares that were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Anti-dilutive shares excluded from earnings per share calculation	1,650	1,990	2,197	2,015

Note 4 — Balance Sheet Information

Inventories
Inventories are stated at the lower of cost or net realizable value (using the first-in, first-out method) and are presented by category in the following table.

	June 30, 2019	December 31, 2018

	(In thousands)
Raw materials	$3,175	$2,238
Work in process	2,157	2,689
Finished goods	2,431	2,211
Inventories, net	$7,763	$7,138
Valuation adjustments for excess and obsolete inventory reflected as a reduction of inventory at June 30, 2019 and December 31, 2018 were $0.7 million and $0.7 million, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities by category are presented in the following table.

	June 30, 2019	December 31, 2018

	(In thousands)
Payroll and commissions payable	$4,000	$5,843
Accrued legal expenses	142	574
Other accrued expenses and current liabilities	1,383	1,602
Total accrued expenses and other current liabilities	$5,525	$8,019

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investments and Fair Value Measurements
The Company’s cash and cash equivalents and marketable securities in the form of short-term investments and long-term investments are presented in the following table.

	June 30, 2019	December 31, 2018

	(In thousands)
Cash and cash equivalents	$23,331	$21,955
Short-term investments	71,854	73,338
Long-term investments	1,507	1,269
Total cash, cash equivalents and marketable securities	$96,692	$96,562
As of June 30, 2019 and December 31, 2018, there were no available-for-sale investments reported in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Available-for-Sale Investments
The Company’s short-term and long-term investments are all classified as available-for-sale. As of June 30, 2019 and December 31, 2018, all available-for-sale investments were classified as short-term with maturities less than 12 months and long-term with maturities over 12 months. There were no sales of available-for-sale investments during the six months ended June 30, 2019 and 2018.
Available-for-sale investments as of June 30, 2019 and December 31, 2018 are presented in the following tables.

	June 30, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)
Short-term investments
U.S. Treasury securities	$8,829	$9	$—	$8,838
Corporate notes and bonds	62,949	73	(6)	63,016
Total short-term investments	71,778	82	(6)	71,854
Long-term investments
Corporate notes and bonds	1,502	5	—	1,507
Total long-term investments	1,502	5	—	1,507
Total available-for-sale investments	$73,280	$87	$(6)	$73,361

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)
Short-term investments
U.S. treasury securities	$8,102	$1	$(2)	$8,101
Corporate notes and bonds	65,324	1	(88)	65,237
Total short-term investments	73,426	2	(90)	73,338
Long-term investments
Corporate notes and bonds	1,269	—	—	1,269
Total long-term investments	1,269	—	—	1,269
Total available-for-sale investments	$74,695	$2	$(90)	$74,607
Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The amortized cost and fair value of available-for-sale securities with stated maturities are shown by contractual maturity in the following table.

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
Due in one year or less	$71,778	$71,854	$73,426	$73,338
Due in greater than one year	1,502	1,507	1,269	1,269
Total available-for-sale investments	$73,280	$73,361	$74,695	$74,607

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
For the Company’s investments in available-for-sale securities, if quoted prices in active markets for identical investments are not available to determine fair value (Level 1), then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable either directly or indirectly (Level 2). The investments included in Level 2 consist of corporate notes and bonds and U.S. Treasury securities.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of financial assets measured on a recurring basis is presented in the following tables.

	June 30, 2019
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

	(In thousands)
Cash equivalents
Money market securities	$5,004	$5,004	$—	$—
Total cash equivalents	5,004	5,004	—	—
Short-term investments
U.S. Treasury securities	8,838	—	8,838	—
Corporate notes and bonds	63,016	—	63,016	—
Total short-term investments	71,854	—	71,854	—
Long-term investments
Corporate notes and bonds	1,507	—	1,507	—
Total long-term investments	1,507	—	1,507	—
Total fair value of financial assets	$78,365	$5,004	$73,361	$—

	December 31, 2018
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

	(In thousands)
Cash equivalents
Money market securities	$6,661	$6,661	$—	$—
Total cash equivalents	6,661	6,661	—	—
Short-term investments
U.S. Treasury securities	8,101	—	8,101	—
Corporate notes and bonds	65,237	—	65,237	—
Total short-term investments	73,338	—	73,338	—
Long-term investments
Corporate notes and bonds	1,269	—	1,269	—
Total long-term investments	1,269	—	1,269	—
Total fair value of financial assets	$81,268	$6,661	$74,607	$—
During the six months ended June 30, 2019 and 2018, the Company had no financial liabilities and had no transfers of financial assets between Level 1 and Level 2.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument as of June 30, 2019 and December 31, 2018, are summarized in the following table. The Company’s available-for-sale investments consist of short-term with maturities less than 12 months and long-term with maturities over 12 months. Available-for-sale for investments that were in an unrealized gain position have been excluded from the following table.

	June 30, 2019		December 31, 2018
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
U.S. Treasury securities¹	$802	$—	$8,101	$(2)
Corporate notes and bonds	10,213	(6)	61,809	(88)
Total available-for-sale investments with unrealized loss positions	$11,015	$(6)	$69,910	$(90)

¹ Amounts less than $500 rounded to zero

Note 6 — Goodwill and Intangible Assets

Goodwill
The net carrying amount of goodwill as of June 30, 2019 and December 31, 2018 was $12.8 million. As of June 30, 2019 and December 31, 2018, no impairment of goodwill was recorded in the accompanying Condensed Consolidated Financial Statements.

Other Intangible Assets
Identifiable intangible assets as of the date indicated, all of which are finite-lived, are presented in the table below. All intangible assets are amortized on a straight-line basis over their useful life.

	June 30, 2019	December 31, 2018

	(In thousands)
Finite-lived intangible assets	$6,643	$6,643
Accumulated amortization	(6,316)	(6,003)
Intangible assets, net	$327	$640

Note 7 — Lines of Credit

Loan and Pledge Agreement
On January 27, 2017, the Company entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with a financial institution. The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. Under the Loan and Pledge Agreement, the Company is allowed to borrow and request letters of credit against the eligible assets held from time to time in the pledged account maintained with the financial institution. Stand-by letters of credit (“SBLCs”) are secured by pledged U.S. investments and there is no cash collateral balance required. SBLCs are subject to fees, in an amount equal to 0.7% per annum of the face amount of the letter of credit, that are payable quarterly and are non-refundable. Revolving loans incur interest per annum at a base rate equal to the LIBOR rate plus 1.5%. Any default bears the aforementioned interest rate plus an additional 2%. The unused portion of the credit line is subject to a fee equal to the product of 0.2% per annum multiplied by the difference, if positive, between $16.0 million and the average daily balance of all advances under the committed facility plus aggregate average daily undrawn amounts of all letters of credit issued under the committed facility during the immediately preceding month or portion thereof.
The Loan and Pledge Agreement was amended on March 17, 2017 to increase the amount of allowable SBLCs held with other financial institutions from $4.1 million to $5.1 million.
The Loan and Pledge Agreement was further amended on March 30, 2018 to extend the termination date of the Loan and Pledge Agreement from March 31, 2018 to March 31, 2020. The covenants of the Loan and Pledge Agreement were further

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amended on August 24, 2018 to permit the Company to incur indebtedness owed to a foreign subsidiary in an aggregate amount not to exceed $66.0 million, which amount is subordinated to any amounts outstanding under the Loan and Pledge Agreement.
The Loan and Pledge Agreement was subsequently amended on April 8, 2019 to extend the term of any Letter of Credit to not exceed two years and to permit the Company to issue SBLCs up to one year past the expiration date of the loan agreement. On April 8, 2019, and on April 23, 2019, the Loan and Pledge Agreement was amended to clarify certain additional terms.
The Loan and Pledge Agreement was again amended on June 17, 2019 to extend the termination date to June 30, 2022 and limit the term of any SBLC to three years. The Loan and Pledge Agreement was amended to clarify certain additional terms.
As of June 30, 2019 and December 31, 2018, no debt was outstanding under the Loan and Pledge Agreement, however, the SBLCs are deducted from the total revolving credit line.

Stand-By Letters of Credit
The outstanding amounts of stand-by letters of credit were $9.2 million and $8.8 million at June 30, 2019 and December 31, 2018, respectively.

Note 8 — Commitments and Contingencies

Operating Lease Obligations
The Company leases office facilities and equipment under operating leases that expire on various dates through 2029.
On January 10, 2019, the Company entered into an industrial lease agreement (the lease was executed but has not commenced as of June 30, 2019) pursuant to which the Company has leased approximately 25,200 square feet of to be constructed office and warehouse space and approximately 4.5 acres of yard space in Katy, Texas (the “Texas Lease”), for a new commercial development center for oil and gas field testing and training. See Note 8, “Commitments and Contingencies” of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019.
Maturities of the Company’s lease liabilities as of June 30, 2019 are presented in the following table.

Lease Amounts
(In thousands)
Year:
2019 (remaining six months)	$918
2020	1,856
2021	1,653
2022	1,812
2023	1,714
2024 and thereafter	10,043
Total	17,996
Less imputed lease interest	(4,963)
Total lease liabilities	$13,033
Excluded from the above table is the aforementioned executed Texas Lease that will commence when the Company takes possession in the second half of 2019.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warranty

Changes in the Company’s accrued product warranty reserve are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Warranty reserve balance, beginning of period	$571	$359	$478	$366
Warranty costs charged to cost of revenue	89	87	242	135
Utilization charges against reserve	(25)	(23)	(38)	(28)
Release of accrual related to expired warranties	(36)	(34)	(83)	(84)
Warranty reserve balance, end of period	$599	$389	$599	$389

Purchase Obligations
The Company has purchase order arrangements with its vendors for which the Company has not received the related goods or services as of June 30, 2019. These arrangements are subject to change based on the Company’s sales demand forecasts. The Company has the right to cancel the arrangements prior to the date of delivery. The majority of these purchase order arrangements were related to various raw materials and components parts. As of June 30, 2019, the Company had approximately $8.6 million of such open cancellable purchase order arrangements.

Guarantees
The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, generally limited to personal injury and property damage caused by the Company’s employees at a customer’s plant, and in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated valuation of the potential liability arising from these agreements is not material. Accordingly, the Company recorded no liabilities for these agreements as of June 30, 2019 and December 31, 2018.
In certain cases, the Company issues warranty and product performance guarantees to its customers for amounts generally equal to 10% or less of the total sales agreement to endorse the execution of product delivery and to the warranty of design work, fabrication and operating performance of our devices. These guarantees are generally stand-by letters of credit that typically remain in place in general for periods of 24 to 36 months. Stand-by letters of credit at June 30, 2019 and December 31, 2018 totaled an aggregate of $9.2 million and $8.8 million, respectively.

Litigation
The Company is named in and subject to various proceedings and claims in connection with its business. The outcome of matters the Company has been, and currently is, involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a significant judgment could have a material impact on the Company’s financial condition, results of operations and cash flows. The Company may in the future become involved in additional litigation in the ordinary course of business, including litigation that could be material to its business.
The Company considers all claims on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Income Taxes
For the six months ended June 30, 2019, the Company recognized an income tax expense of $1.3 million, which included a $0.4 million discrete tax benefit related to tax deductions from stock-based compensation. For the six months ended June 30, 2018, the Company recognized an income tax benefit of $11.5 million, which included a $12.5 million discrete tax benefit. The year to date June 2018 discrete tax benefit includes an $11.9 million tax benefit related to the tax effects of the Company electing in the second quarter of 2018 to change the tax status of its Irish subsidiaries as disregarded from a U.S. income tax perspective as part of the Company’s international restructuring in the context of the 2017 U.S. Tax Cuts and Jobs Act regulations. This election resulted in the recognition of U.S. federal and state deferred tax assets related to existing Irish company book-tax temporary differences as a tax benefit in the second quarter of 2018. The $11.5 million tax benefit for the six months ended June 30, 2018 also included a $0.5 million discrete tax benefit related to tax deductions from stock-based compensation.
The effective tax rate for the six months ended June 30, 2019 and 2018 was 17.1% and (324.4)%, respectively.  Excluding the discrete tax income tax items, the effective tax rate for the six months ended June 30, 2019 and 2018 was 21.6% and 27.8%, respectively. The effective tax rate for June 30, 2018 was adversely impacted by the full valuation allowance related to the losses in the Company’s Irish operations.

Note 10 — Stock-based Compensation

Stock-based Compensation Expense
Stock-based compensation expense related to the fair value measurement of awards granted to employees by expense category and by type of award is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Stock-based compensation expense charged to:
Cost of revenue	$32	$16	$66	$40
General and administrative [1]	815	455	1,774	2,131
Sales and marketing	174	157	377	419
Research and development	372	313	854	594
Total stock-based compensation expense	$1,393	$941	$3,071	$3,184

Stock-based compensation expense by type of award:
Options [1]	$1,003	$680	$2,136	$2,344
RSUs [1]	390	261	935	840
Total stock-based compensation expense	$1,393	$941	$3,071	$3,184

[1] 2019 Amounts include modifications of equity awards held by the Company’s former Chairman of the Board. 2018 Amounts include modifications of equity awards held by the Company’s former Chief Executive Officer.

The Company estimates forfeitures at the time of grant and revises those estimates periodically in subsequent periods if actual forfeitures differ from estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, generally the vesting periods. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Modifications of Equity Awards
During the six months ended June 30, 2019, the Company recorded additional stock-based compensation expense of $0.3 million related to the modification of certain equity awards resulting from the Company’s former Chairman of the Board’s retirement from service on June 13, 2019.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2018, the Company recorded additional stock-based compensation expense of $0.9 million primarily related to the modification of certain equity awards resulting from the Company’s former President and Chief Executive Officer’s resignation on February 24, 2018 and in consideration for his entering into a Settlement Agreement and Release.

Unamortized Stock-Based Compensation Costs
Stock-based compensation cost related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period of each award. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of June 30, 2019.

	Unamortized Compensation Costs	Weighted Average Service Period
	(In thousands)	(In years)
Stock options	$5,896	2.53
RSUs	3,733	2.92
Total unamortized compensation costs, net of adjusted forfeitures	$9,629

Vested Stock Options and RSUs
The total grant date fair value of stock options and RSUs vested during the period are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Stock options	$1,126	$1,256	$2,493	$2,517
RSUs	75	116	999	625
Total grant date fair value of stock options and RSUs vested during the period	$1,201	$1,372	$3,492	$3,142

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activities
The following table summarizes the stock option activities under the Company’s 2016 Incentive Plan (“2016 Plan”) and Amended and Restated 2008 Equity Incentive Plan.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value [1]
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance, December 31, 2018	4,982	$6.36	6.56	$6,572
Granted	551	$8.24
Exercised	(855)	$5.36		$3,548
Forfeited	(366)	$8.63
Balance, June 30, 2019	4,312	$6.60	6.90	$16,489

Vested and exercisable as of June 30, 2019	2,840	$5.69	5.88	$13,463
Vested and exercisable as of June 30, 2019 and expected to vest thereafter	4,110	$6.53	6.79	$16,037

¹ The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock at the time of exercise. The aggregate intrinsic value at June 30, 2019 is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock as of June 30, 2019 or the last trading day prior to June 30, 2019. The aggregate intrinsic value at December 31, 2018 is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock as of December 31, 2018 or the last trading day prior to December 31, 2018.

Restricted Stock Unit Activities
The following table summarizes the RSU activities under the 2016 Plan and includes the RSUs granted under previous plans.

	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands)	(Per share)
Balance, December 31, 2018	463	$8.49
Awarded	409	$7.77
Vested	(116)	$8.63
Forfeited	(88)	$8.38
Balance, June 30, 2019	668	$8.04

Note 11 — Business Segment and Geographic Information

Business Segments
The Company is an energy solutions provider to industrial fluid flow markets worldwide. The Company manufactures and sells high-efficiency energy recovery devices (“ERDs”) and pumps as well as related products and services. The Company’s chief operating decision-maker (“CODM”) is the chief executive officer.
The Company’s reportable segments consist of the Water Segment and the Oil & Gas Segment. These segments are based on the industries in which the products are sold, the type of products sold and the related products and services. The Water Segment consists of revenue associated with products sold for use in reverse osmosis desalination as well as the related identifiable expenses. The Oil & Gas Segment consists of revenue associated with products sold for use in gas processing, chemical processing and hydraulic fracturing as well as license and development revenue associated therewith. Operating

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

income (loss) for each segment excludes other income and expenses and certain corporate expenses managed outside the operating segment such as income taxes and other separately managed general and administrative expenses not related to the identified segments. Assets and liabilities are reviewed at the consolidated level by the CODM and are not accounted for by segment. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).
The summary of financial information by segment is presented in the following tables.

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Water	Oil & Gas	Total	Water	Oil & Gas	Total

	(In thousands)
Product revenue	$19,226	$—	$19,226	$35,194	$104	$35,298
Product cost of revenue	5,483	—	5,483	10,230	188	10,418
Product gross profit (loss)	13,743	—	13,743	24,964	(84)	24,880

License and development revenue	—	3,570	3,570	—	7,293	7,293

Operating expenses - segment
General and administrative	563	412	975	1,097	776	1,873
Sales and marketing	1,559	319	1,878	3,208	582	3,790
Research and development	1,103	4,305	5,408	1,908	7,668	9,576
Amortization of intangibles	157	—	157	313	—	313
Total operating expenses - segment	3,382	5,036	8,418	6,526	9,026	15,552

Operating income (loss) - segment	$10,361	$(1,466)	8,895	$18,438	$(1,817)	16,621

Less: Corporate operating expenses			4,900			9,917
Income from operations			3,995			6,704
Other income			480			979
Income before income taxes			$4,475			$7,683

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Water	Oil & Gas	Total	Water	Oil & Gas	Total

	(In thousands)
Product revenue	$17,116	$290	$17,406	$28,164	$300	$28,464
Product cost of revenue	5,640	336	5,976	8,868	422	9,290
Product gross profit (loss)	11,476	(46)	11,430	19,296	(122)	19,174

License and development revenue	—	3,358	3,358	—	6,107	6,107

Operating expenses - segment:
General and administrative	666	371	1,037	971	1,022	1,993
Sales and marketing	1,363	318	1,681	2,808	662	3,470
Research and development	230	3,375	3,605	474	7,040	7,514
Amortization of intangibles	158	—	158	316	—	316
Total operating expenses - segment	2,417	4,064	6,481	4,569	8,724	13,293

Operating income (loss) - segment	$9,059	$(752)	8,307	$14,727	$(2,739)	11,988

Less: Corporate operating expenses			4,067			9,079
Income from operations			4,240			2,909
Other income			381			629
Income before income taxes			$4,621			$3,538

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Geographic Segments
The following geographic information includes net revenue from our domestic and international customers based on the customers’ requested delivery locations, except for certain cases in which the customer directed us to deliver our products to a location that differs from the known ultimate location of use. In such cases, the ultimate location of use rather than the delivery location is reflected in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In percent of total revenue)
Product revenue by geographic location:
United States	2%	4%	2%	4%
International	98%	96%	98%	96%
Total product revenue	100%	100%	100%	100%

Product revenue by country:[1]
United Arab Emirates	—	—	15%	—
Chile	—	—	12%	—
Saudi Arabia	28%	39%	21%	29%
Egypt	—	—	—	17%
Oman	13%	—	—	—
Singapore	13%	14%	—	—
Others [2]	46%	47%	52%	54%
Total	100%	100%	100%	100%

[1] Countries representing more than 10% of total revenue
[2] Includes remaining countries not separately disclosed
— Less than 10%
All of the Company’s long-lived assets were located in the United States at June 30, 2019 and December 31, 2018.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Concentrations

Product Revenue Concentration
Customers accounting for 10% or more of the Company’s product revenue by segment are presented in the following table.

		Three Months Ended June 30,		Six Months Ended June 30,
	Segment	2019	2018	2019	2018

		(In percent of total revenue)
Customer A	Water	27%	—	28%	—
Customer B	Water	13%	—	12%	—
Customer C	Water	12%	—	—	—
Customer D	Water	—	31%	—	19%
Customer E	Water	—	12%	—	—
Customer F	Water	—	12%	—	21%

— Less than 10%
One international Oil and Gas Segment customer accounts for 100% of the Company’s license and development revenue for the six months ended June 30, 2019 and 2018.

Accounts Receivable Concentration
Customers accounting for 10% or more of the Company’s combined accounts receivable and contract assets by segment are presented in the following table.

	Segment	June 30, 2019	December 31, 2018

	(In percent of total accounts receivable)
Customer A	Water	33%	—
Customer G	Oil & Gas	17%	26%
Customer H	Water	14%	20%
Customer I	Water	—	11%

— Less than 10%

Vendor Concentration
No vendors accounted for 10% or more of the Company’s combined purchases.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 and 2018, including select information for the year ended December 31, 2018 and including “Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and certain information incorporated by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.
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
Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” variations of such words and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under “Part II, Item 1A – Risk Factors” and elsewhere in this report for factors that may cause actual results to be different from those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Forward-looking statements in this report include, without limitation, statements about the following:

•
our belief that levels of gross profit margin are sustainable to the extent that volume grows, we experience a favorable product mix, pricing remains stable and we continue to realize cost savings through production efficiencies and enhanced yields;

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

•
our expectation that we will continue to rely on sales of our energy recovery devices in the desalination market for a substantial portion of our revenue, and that new desalination markets, including the U.S., will provide revenue opportunities to us;

•	our ability to meet projected new product development dates, anticipated cost reduction targets or revenue growth objectives for new products;

•	our belief that we can commercialize the VorTeq™ hydraulic fracturing system;

•	our belief that the VorTeq enables oilfield services (“OFS”) companies to migrate to more efficient pumping technology;

•	our belief that we will be able to enter into a long-term licensing agreement to bring the MTeqTM solution to market;

•	our belief that customers will accept and adopt our new products;

•	our belief that our current facilities will be adequate for the foreseeable future;

•	our expectation that sales outside of the U.S. will remain a significant portion of our revenue;

•	the timing of our receipt of payment for products or services from our customers;

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

•	our expectations of the impact of the U.S. Tax Cuts and Jobs Act (“Tax Act”);

•	our belief that new markets will grow in the water desalination market;

•	our expectation that we will be able to enforce our intellectual property rights;

•	our expectation that the adoption of new accounting standards will not have a material impact on our financial position or results of operations;

•	the outcome of proceedings, lawsuits, disputes and claims;

•	the impact of losses due to indemnification obligations; and

•	the impact of changes in internal control over financial reporting.
You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected in the forward-looking statements, as disclosed from time to time in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as in our Annual Reports to Stockholders and in “Part II, Item 1A – Risk Factors” within this Quarterly Report on Form 10-Q. In preparing the MD&A below, we presume the readers have access to and have read the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2018, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements.
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
We also make available in the Investor Relations section of our website our corporate governance documents including our code of business conduct and ethics and the charters of the audit, compensation and nominating and governance committees. These documents, as well as the information on the website, are not intended to be part of this Quarterly Report on Form 10-Q. We use the Investor Relations section of our website as a means of complying with our disclosure obligations under Regulation FD. Accordingly, you should monitor the Investor Relations section of our website in addition to following our press releases, SEC filings and public conference calls and webcasts.

Overview
Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “we”, “our” and “us”) (Nasdaq: ERII) is an engineering-driven technology company that engineers, designs, manufactures and supplies solutions for industrial fluid flow processes. We offer technologies which can drive meaningful, immediate cost savings and operational efficiencies for our customers. We currently operate in two markets - water and oil & gas - and our products are utilized in these markets to either recycle and convert wasted pressure energy into a usable asset or to preserve pumps that are subject to hostile processing environments.
Energy Recovery was incorporated in Virginia in 1992 and reincorporated in Delaware in 2001. Our headquarters and principal research, development and manufacturing facility is located in California. We are also constructing a new facility in Texas, which we hope to complete in 2019, for a new commercial development center for oil and gas field testing and training. We maintain direct sales offices and technical support centers in Europe, the Middle East and Asia.
Our reportable operating segments consist of the Water Segment and the Oil & Gas Segment. These segments are based on the industries in which the technology solutions are sold, the type of energy recovery device or other technology sold and the related solution and service.

Water Segment
Our Water Segment consists of revenues and expenses associated with solutions sold for use in seawater, brackish and wastewater reverse osmosis desalination. Our Water Segment revenue is principally derived from the sale of energy recovery devices (“ERDs”) and high-pressure and circulation pumps to our mega-project (“MPD”), original equipment manufacturer (“OEM”) and after-market (“AM”) channels. MPD sales are typically made to global engineering, procurement and construction (“EPC”) firms to build very large desalination plants worldwide. Our typical MPD sale consists of our PX Pressure Exchangers, and each MPD represents revenue opportunities generally ranging from $1 million to $10 million. Our packaged solutions to OEMs include PXs, turbochargers, high-pressure pumps and circulation “booster” pumps for integration and use in small- to medium-sized desalination plants. OEM projects typically represent revenue opportunities of up to $1 million.  Our existing and expanding installed base of ERD and pump products in water plants has created a growing customer base comprised of plant operators and service providers who purchase spare parts, replacement parts and service contracts through our AM channel.

Oil & Gas Segment
Our Oil & Gas Segment consists primarily of license and development revenue and expenses associated with solutions for use in hydraulic fracturing, gas processing and chemical processing. In the past several years, we have invested significant research and development and sales and marketing costs to expand our business into pressurized fluid flow industries within the oil and gas industry.

Results of Operations

Total Revenue

	Three Months Ended June 30,
	2019		2018		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

	(In thousands, except percentages)
Water	$19,226	84%	$17,116	83%	$2,110	12%
Oil & Gas	0	0%	290	1%	(290)	(100)%
Product revenue	19,226	84%	17,406	84%	1,820	10%
License and development revenue	3,570	16%	3,358	16%	212	6%
Total revenue	$22,796	100%	$20,764	100%	$2,032	10%
Total product revenue increased by $1.8 million, or 10%, to $19.2 million for the three months ended June 30, 2019 from $17.4 million for the three months ended June 30, 2018. Of the $1.8 million increase, a $2.1 million increase was attributable to the Water Segment and a $0.3 million decrease was attributable to the Oil & Gas Segment.

During the three months ended June 30, 2019 compared to the three months ended June 30, 2018, Water Segment product revenue increased by $2.1 million, or 12%, due primarily to an increase of $1.4 million of MPD shipments and $1.7 million of OEM shipments and offset by $1.0 million of lower AM shipments. Revenues in the second quarter of 2019 were significantly higher than the same period in 2018 due to the timing of MPD shipments. Significant variability quarter to quarter is typical, and year on year quarterly comparisons are not necessarily indicative of the trend for the year due to these variations.
During the three months ended June 30, 2019 compared to the three months ended June 30, 2018, Oil & Gas Segment product revenue decreased by $0.3 million as there were no product sales in the second quarter. Our Oil & Gas Segment revenue is primarily comprised of license and development revenue which increased by $0.2 million, or 6%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due primarily to higher costs incurred based on input measure of progress.

	Six Months Ended June 30,
	2019		2018		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

	(In thousands, except percentages)
Water	$35,194	83%	$28,164	81%	$7,030	25%
Oil & Gas	104	0%	300	1%	(196)	(65)%
Product revenue	35,298	83%	28,464	82%	6,834	24%
License and development revenue	7,293	17%	6,107	18%	1,186	19%
Total revenue	$42,591	100%	$34,571	100%	$8,020	23%
Total product revenue increased by $6.8 million, or 24%, to $35.3 million for the six months ended June 30, 2019 from $28.5 million for the six months ended June 30, 2018. Of the $6.8 million increase, a $7.0 million increase was attributable to the Water Segment product revenue and a $0.2 million decrease was attributable to the Oil & Gas Segment product revenue.
During the six months ended June 30, 2019 compared to the six months ended June 30, 2018, Water Segment product revenue increased by $7.0 million, or 25%, due primarily to an increase of $7.8 million of MPD shipments and an increase in OEM shipments of $0.8 million, offset by $1.6 million of lower AM shipments. Revenues in the six months were significantly higher than the same period in 2018 due to the timing of MPD shipments.
During the six months ended June 30, 2019 compared to the six months ended June 30, 2018, Oil & Gas Segment product revenue decreased by $0.2 million. Our Oil & Gas Segment revenue is primarily comprised of license and development revenue which increased by $1.2 million, or 19%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due primarily to higher costs incurred based on input measure of progress.

Product Gross Profit and Gross Margin
Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense and manufactured components.

	Three Months Ended June 30,
	2019		2018		Change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit

	(In thousands, except percentages)
Water	$13,743	71.5%	$11,476	67.0%	$2,267
Oil & Gas	0	0%	(46)	(15.9)%	46
Product gross profit and gross margin	$13,743	71.5%	$11,430	65.7%	$2,313

In the three months ended June 30, 2019 compared to the three months ended June 30, 2018, product gross profit increased $2.3 million, or 20.2%, due primarily to a $2.3 million water gross profit increase comprised of a $2.1 million increase from MPD and OEM volume and a $0.8 beneficial price and mix, and offset by $0.7 from lower AM volume. Product gross margin increased by 580 basis points to 71.5% in the three months ended June 30, 2019 compared to 65.7% in the three months ended June 30, 2018. This increase was largely driven by favorable price and product mix, continued improvements in manufacturing efficiencies and higher production levels in the Water Segment to support increased demand.

	Six Months Ended June 30,
	2019		2018		Change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit

	(In thousands, except percentages)
Water	$24,964	70.9%	$19,296	68.5%	$5,668
Oil & Gas	(84)	(80.8)%	(122)	(40.7)%	38
Product gross profit and gross margin	$24,880	70.5%	$19,174	67.4%	$5,706
In the six months ended June 30, 2019 compared to the six months ended June 30, 2018, product gross profit increased $5.7 million, or 29.8%, due primarily to a favorable $6.3 million impact from higher MPD volume and OEM volume and a favorable price and mix impact of $0.5 million, offset by the unfavorable impact of $1.1 million from lower AM volume. Product gross margin increased by 310 basis points to 70.5% in the six months ended June 30, 2019 compared to 67.4% in the six months ended June 30, 2018. This increase was largely driven by favorable price and product mix, continued improvements in manufacturing efficiencies and higher production levels in the Water Segment to support increased demand.

Operating Expenses

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Water	Oil & Gas	Total	Water	Oil & Gas	Total

	(In thousands)
Operating expenses - segment:
General and administrative	$563	$412	$975	$666	$371	$1,037
Sales and marketing	1,559	319	1,878	1,363	318	1,681
Research and development	1,103	4,305	5,408	230	3,375	3,605
Amortization of intangibles	157	0	157	158	0	158
Total operating expenses - segment	$3,382	$5,036	8,418	$2,417	$4,064	6,481
Corporate operating expenses			4,900			4,067
Total operating expenses			$13,318			$10,548
Operating Expenses - Segment
Water Segment operating expenses increased $1.0 million to $3.4 million for the three months ended June 30, 2019 compared to $2.4 million for the three months ended June 30, 2018, an increase of 40%, primarily due to a $0.9 million increase in research and development expenses. This increase in expenditures is related to both the expansion of the Company’s current product offering as well as to improve existing technologies.
Oil & Gas Segment operating expenses increased $1.0 million to $5.0 million for the three months ended June 30, 2019 compared to $4.1 million for the three months ended June 30, 2018, an increase of 24%, primarily due to a $0.9 million increase in research and development expenses. This increase in expenditures is related to the commercialization of new technologies.

Corporate Operating Expenses
Corporate operating expenses increased $0.8 million to $4.9 million for the three months ended June 30, 2019 compared to $4.1 million for the three months ended June 30, 2018, an increase of 20%, primarily due to an increase in the general and administrative expenses related to higher employee headcount and related expenses.
Total Operating Expenses
Total operating expenses increased $2.8 million to $13.3 million for the three months ended June 30, 2019 compared to $10.5 million for the three months ended June 30, 2018, an increase of 26%, due to a $0.6 million increase in general and administrative expenses, a $0.3 million increase in sales and marketing expenses and a $1.9 million increase in research and development expenses. Total operating expenses for the quarter increased to 58% of total revenue from 51% of total revenue, an increase of 700 basis points when compared to the three months of the previous year.
General and administrative expense increased $0.6 million, or 12%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due primarily to an increase in headcount and other personnel-related costs.
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018, sales and marketing expense increased by $0.3 million, or 17%, due primarily to an increase in headcount and other personnel-related costs.
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018, research and development expense increased by $1.9 million, or 52%, due primarily to higher employee related expenses of $0.4 million, a higher depreciation expense of $0.2 million and a greater investment in supplies and equipment of $1.3 million related to research and development activities.
Amortization of intangible assets is related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense in the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 did not materially change.

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Water	Oil & Gas	Total	Water	Oil & Gas	Total

	(In thousands)
Operating expenses - segment:
General and administrative	$1,097	$776	$1,873	$971	$1,022	$1,993
Sales and marketing	3,208	582	3,790	2,808	662	3,470
Research and development	1,908	7,668	9,576	474	7,040	7,514
Amortization of intangibles	313	0	313	316	0	316
Total operating expenses - segment	$6,526	$9,026	15,552	$4,569	$8,724	13,293
Corporate operating expenses			9,917			9,079
Total operating expenses			$25,469			$22,372
Operating Expenses - Segment
Water Segment operating expenses increased to $6.5 million for the six months ended June 30, 2019 compared to $4.6 million for the six months ended June 30, 2018, an increase of 43%, primarily due to a $1.4 million increase in research and development expenses. This increase in expenditures is related to both the expansion of the Company’s current product offering as well as to improve existing technologies.
Oil & Gas Segment operating expenses increased $0.3 million to $9.0 million for the six months ended June 30, 2019 compared to $8.7 million for the six months ended June 30, 2018, an increase of 3%, primarily due to a $0.6 million increase in research and development expenses, but offset by decreases in general and administrative and sales and marketing expenses. This increase in expenditures is related to the commercialization of new technologies.

Corporate Operating Expenses
Corporate operating expenses increased $0.8 million to $9.9 million for the six months ended June 30, 2019 compared to $9.1 million for the six months ended June 30, 2018, an increase of 9%, primarily due to an increase in the general and administrative expenses related to higher employee headcount and related expenses.
Total Operating Expenses
Total operating expenses increased $3.1 million to $25.5 million for the six months ended June 30, 2019 compared to $22.4 million for the six months ended June 30, 2018, an increase of 14%, due to a $0.3 million increase in general and administrative expenses, a $0.6 million increase in sales and marketing expenses and a $2.2 million increase in research and development expenses. Total operating expenses for the six months decreased to 60% of total revenue from 65% of total revenue, a decrease of 500 basis points when compared to the six months of the previous year.
General and administrative expense increased $0.3 million, or 3%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due primarily to an increase in headcount and other personnel-related costs.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018, sales and marketing expense increased by $0.6 million, or 15%, due primarily to an increase in headcount and other personnel-related costs.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018, research and development expense increased by $2.2 million, or 29%, due primarily to higher employee related expenses of $0.7 million, higher expenses related to employee travel of $0.2 million, a higher depreciation expense of $0.3 million and a greater investment in supplies and equipment of $1.0 million related to research and development activities.

Other Income, Net

	Three Months Ended June 30,
	2019		2018
	$	% of Total Revenue	$	% of Total Revenue

	(In thousands, except percentages)
Other income:
Interest income	$528	2.3%	$373	1.8%
Interest expense	0	0.0%	(1)	0.0%
Other non-operating (expense) income, net	(48)	(0.2)%	9	0.0%
Total other income, net	$480	2.1%	$381	1.8%
Total other income, net, increased in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due primarily to an increase in interest income on higher investment balances.

	Six Months Ended June 30,
	2019		2018
	$	% of Total Revenue	$	% of Total Revenue

	(In thousands, except percentages)
Other income:
Interest income	$1,051	2.5%	$674	1.9%
Interest expense	0	0.0%	(1)	0.0%
Other non-operating expense, net	(72)	(0.2)%	(44)	(0.1)%
Total other income, net	$979	2.3%	$629	1.8%
Total other income, net, increased $0.4 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due primarily to an increase in interest income on higher investment balances.

Income Taxes
For the six months ended June 30, 2019, the Company recognized an income tax expense of $1.3 million, which included a $0.4 million discrete tax benefit related to tax deductions from stock-based compensation. For the six months ended

June 30, 2018, the Company recognized an income tax benefit of $11.5 million, which included a $12.5 million discrete tax benefit. The year to date June 2018 discrete tax benefit includes an $11.9 million tax benefit related to the tax effects of the Company electing in the second quarter of 2018 to change the tax status of its Irish subsidiaries as disregarded from an U.S. income tax perspective as part of the Company’s international restructuring in the context of the 2017 U.S. Tax Cuts and Jobs Act regulations. This election resulted in the recognition of U.S. federal and state deferred tax assets related to existing Irish company book-tax temporary differences as a tax benefit in the second quarter of 2018. The $11.5 million tax benefit for the six months ended June 30, 2018 also included a $0.5 million discrete tax benefit related to tax deductions from stock-based compensation.
The effective tax rate for the six months ended June 30, 2019 and 2018 was 17.1% and (324.4)%, respectively.  Excluding the discrete tax income tax items, the effective tax rate for the six months ended June 30, 2019 and 2018 was 21.6% and 27.8%, respectively. The effective tax rate for June 30, 2018 was adversely impacted by the full valuation allowance related to the losses in the Company’s Irish operations.

Liquidity and Capital Resources

Overview
Our primary source of cash for funding our operations and capital expenditures has been proceeds from customer payments for our products and services and the issuance of common stock.
As of June 30, 2019, our principal sources of liquidity consisted of: (i) unrestricted cash and cash equivalents of $23.3 million, (ii) short-term investments of $71.9 million that are primarily invested in marketable debt instruments such as corporate notes and bonds and U.S. Treasury securities, and (iii) accounts receivable, net of allowances of $15.2 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed.
At June 30, 2019 and December 31, 2018, we had $1.9 million and $4.1 million, respectively, of short-term contract assets which represents unbilled receivables. In the Water Segment, we had contract assets of $1.9 million pertaining to customer contractual holdback provisions, whereby we will invoice the final retention payment(s) due under certain sales contracts in the next 12 months as of June 30, 2019. The customer holdbacks represent amounts intended to provide a form of security for the customer and, accordingly, these contract assets have not been discounted to present value. In the Oil & Gas Segment, there were no unbilled project costs at June 30, 2019.

Loan Agreements
On January 27, 2017, the Company entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with a financial institution. The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. Under the Loan and Pledge Agreement, the Company is allowed to borrow and request letters of credit against the eligible assets held from time to time in the pledged account maintained with the financial institution. Stand-by letters of credit (“SBLCs”) are secured by pledged U.S. investments and there is no cash collateral balance required. SBLCs are subject to fees, in an amount equal to 0.7% per annum of the face amount of the letter of credit, that are payable quarterly and are non-refundable. Revolving loans incur interest per annum at a base rate equal to the LIBOR rate plus 1.5%. Any default bears the aforementioned interest rate plus an additional 2%. The unused portion of the credit line is subject to a fee equal to the product of 0.2% per annum multiplied by the difference, if positive, between $16.0 million and the average daily balance of all advances under the committed facility plus aggregate average daily undrawn amounts of all letters of credit issued under the committed facility during the immediately preceding month or portion thereof.
The Loan and Pledge Agreement was amended on March 17, 2017 to increase the amount of allowable SBLCs held with other financial institutions from $4.1 million to $5.1 million.
The Loan and Pledge Agreement was further amended on March 30, 2018 to extend the termination date of the Loan and Pledge Agreement from March 31, 2018 to March 31, 2020. The covenants of the Loan and Pledge Agreement were further amended on August 24, 2018 to permit the Company to incur indebtedness owed to a foreign subsidiary in an aggregate amount not to exceed $66.0 million, which amount is subordinated to any amounts outstanding under the Loan and Pledge Agreement.
The Loan and Pledge Agreement was subsequently amended on April 8, 2019 to extend the term of any Letter of Credit to not exceed two years, and to permit the Company to issue SBLCs up to one year past the expiration date of the loan agreement. On April 8, 2019, and on April 23, 2019, the Loan and Pledge Agreement was amended to clarify certain additional terms.

The Loan and Pledge Agreement was again amended on June 17, 2019 to extend the termination date to June 30, 2022 and limit the term of any SBLC to three years. The Loan and Pledge Agreement was amended to clarify certain additional terms.
As of June 30, 2019 and December 31, 2018, no debt was outstanding under the Loan and Pledge Agreement, however, the SBLCs are deducted from the total revolving credit line. See our 2018 Annual Report on Form 10-K.

Stand-By Letters of Credit
As of June 30, 2019, we had stand-by letters of credit (“SBLCs”) with various financial institutions totaling $9.2 million whereby we are required to maintain a U.S. investment balance of $9.2 million. SBLCs are subject to fees based on the amount of the letter of credit that are payable quarterly and are non-refundable.

Share Repurchase Programs
Our Board of Directors has authorized various share repurchase programs since 2012. On March 7, 2018, our Board of Directors authorized a share repurchase program (the “March 2018 Authorization”) under which the Company, at the discretion of management, may repurchase up to $10.0 million in aggregate cost of our outstanding common stock through September 30, 2018. As of June 30, 2019, we have repurchased 1.2 million shares for $10.0 million under the March 2018 Authorization. Since the initial authorization of the share repurchase programs, we have spent an aggregate $30.5 million, including commissions, to repurchase 5.5 million shares. The March 2018 Authorization expired in September 2018 and no other authorization is in place as of June 30, 2019.

Cash Flows
Our cash flows are summarized in the following table.

	Six Months Ended June 30,
	2019	2018

	(In thousands)
Net cash provided by (used in) operating activities	$3	$(1,670)
Net cash used in investing activities	(3,241)	(4,015)
Net cash provided by (used in) financing activities	4,519	(7,691)
Effect of exchange rate differences on cash and cash equivalents	—	22
Net change in cash, cash equivalents and restricted cash	$1,281	$(13,354)
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities is primarily generated by net income (loss) and is adjusted for certain non-cash items and changes in assets and liabilities.
Cash provided by operating activities improved in the six months ended June 30, 2019 compared to the cash used in operating activities for the six months ended June 30, 2018. Despite a decrease net income for the six months ended June 30, 2019 compared to the corresponding period in 2018, the cash provided by operating activities improved by $1.7 million. Substantial improvements were found in the positive effect of the change in deferred income taxes of $12.8 million as well as the positive effect of a change in balance in prepaid assets of $11.5 million, but offset by negative effect of a change in balance in accrued expenses and other liabilities of $10.5 million and a negative effect of a change in balance in accounts receivable of $5.8 million.
Due to the project driven, non-cyclical nature of our business, operating cash flow can fluctuate significantly from quarter to quarter due to the timing of receipts of large project orders. Operating cash flow may be negative in one quarter and significantly positive in the next, consequently individual quarterly results and comparisons may not necessarily indicate a significant trend - either positive or negative. Similarly, the nature and timing of investing activities and financing activities may be linked to available cash and the timing of events outside those of operating activities. Therefore, it may be difficult to derive meaning directly from quarterly comparisons of cash flow.
Cash Flows from Investing Activities
Net cash used in investing activities primarily relates to maturities and purchases of marketable securities, to capital expenditures supporting our growth and to changes in our restricted cash used to collateralize our stand-by letters of credit and other contingent considerations. Our investments in marketable securities are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.

Cash used in investing activities was lower in the six months ended June 30, 2019 compared to the cash used in investing activities for the six months ended June 30, 2018 by $0.8 million primarily due to greater maturities of investments net of purchases (due to the nature and timing of investment activities) by $3.9 million, which were partially offset by a higher use of cash for capital expenditures by $3.1 million for the first six months of 2019 as compared to the same six months in 2018.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities primarily relates to the issuance of equity typically from stock-based compensation, to equity buy-backs and to incurring additional or repaying long-term debt.
Cash provided by financing activities was higher in the six months ended June 30, 2019 compared to cash used in financing activities for the six months ended June 30, 2018 by $12.2 million primarily due to the use of $10.0 million cash in the first six months of 2018 for the repurchase of common stock that was not undertaken in the six months ended June 30, 2019. Further, proceeds from the issuance of common stock were higher by $2.2 million for the first six months of 2019 as compared to the same six months in 2018.

Liquidity and Capital Resource Requirements
We believe that our existing resources and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations or to support acquisitions in the future and/or to fund investments in our latest technology arising from rapid market adoption, needs that could require us to seek additional equity or debt financing. Our future capital requirements will depend on many factors including the continuing market acceptance of our products, our rate of revenue growth, the timing of new product introductions, the expansion of our research and development, manufacturing and sales and marketing activities, the timing and extent of our expansion into new geographic territories and the amount and timing of cash used for stock repurchases. In addition, we may enter into potential material investments in, or acquisitions of, complementary businesses, services or technologies in the future which could also require us to seek additional equity or debt financing. Should we need additional liquidity or capital funds, these funds may not be available to us on favorable terms, or at all.

Off-Balance Sheet Arrangements
During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements
None applicable. Refer to Note 1, “Description of Business and Significant Accounting Policies” of the Condensed Consolidated Financial Statements included in the Quarterly Report on 10-Q.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk may be found primarily in two areas, foreign currency and interest rates.

Foreign Currency Risk
Our foreign currency exposures are due to fluctuations in exchange rates for U.S. dollar (“USD”) versus the British Pound, Saudi Riyal, United Arab Emirates Dirham, Euro, Chinese Yuan, Indian Rupee and Canadian Dollar. Changes in currency exchange rates could adversely affect our consolidated operating results or financial position.
Our revenue contracts have been denominated in USD. At times, our international customers may have difficulty in obtaining USD to pay our receivables, thus increasing collection risk and potential doubtful account expense. As we expand our international sales, a portion of our revenue could be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates.
In addition, we pay many vendors in foreign currency and, therefore, are subject to changes in foreign currency exchange rates. Our international sales and service operations incur expense that is denominated in foreign currencies. This expense could be materially affected by currency fluctuations. Our international sales and services operations also maintain cash balances denominated in foreign currencies. To decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we do not maintain excess cash balances in foreign currencies.
We have not hedged our exposure to changes in foreign currency exchange rates because expenses in foreign currencies have been insignificant to date and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Risk and Credit Risk
We have an investment portfolio of fixed-income marketable debt securities including amounts classified as cash equivalents and short-term investments. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in investment-grade short-term and long-term debt instruments of high-quality corporate issuers and instruments of the U.S. government and its agencies. These investments are subject to counter-party credit risk. To minimize this risk, we invest pursuant to an investment policy approved by our Board. The policy mandates high credit rating requirements and restricts our exposure to any single corporate issuer by imposing concentration limits.
At June 30, 2019, our investments totaled approximately $73.4 million. These investments were presented in short-term investments and long-term investments on our Condensed Consolidated Balance Sheets as of June 30, 2019. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than seven months. A hypothetical 1% increase in interest rates would have resulted in an approximately $0.3 million decrease in the fair value of our fixed-income debt securities as of June 30, 2019.

Item 4. — Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.
Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures are effective.

Changes in Internal Controls
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings
Note 16, “Litigation” of our Annual Report on Form 10-K filed with the SEC on March 7, 2019, as amended on March 12, 2019, provides information on certain litigation in which we are involved.
For an update on the litigation matters previously disclosed in our Form 10-K, see the discussion in Note 8, “Commitments and Contingencies – Litigation” of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which discussion is incorporated by reference into this Item 1.

Item 1A. — Risk Factors
The following discussion sets forth what management currently believes could be the most significant risks and uncertainties that could impact our businesses, results of operations and financial condition. Other risks and uncertainties, including those not currently known to the Company or its management, could also negatively impact our businesses, results of operations and financial conditions. Accordingly, the following should not be considered a complete discussion of all of the risks and uncertainties the Company may face. We may amend or supplement these risk factors from time to time in other reports we file with the SEC.

Risk Related to our Water Segment
Our Water Segment depends on the construction of new desalination plants for revenue and, as a result, our operating results have experienced, and may continue to experience, significant variability due to volatility in capital spending, availability of project financing and other factors affecting the water desalination industry.
We currently derive the majority of our revenue from sales of products and services used in desalination plants for municipalities, hotels, mobile containerized desalination solutions, resorts and agricultural operations in dry or drought-ridden regions of the world. The demand for our Water Segment products may decrease if the construction of desalination plants declines for political, economic or other factors, especially in these dry or drought-ridden regions. Other factors that could affect the number and capacity of desalination plants built, or the timing of their completion, include the availability of required engineering and design resources, a weak global economy, shortage in the supply of credit and other forms of financing, changes in government regulation, permitting requirements or priorities and reduced capital spending for desalination. Each of these factors could result in reduced or uneven demand for our Water Segment products. Pronounced variability or delays in the construction of desalination plants or reductions in spending for desalination could negatively impact our Water Segment sales and revenue, which in turn could have an adverse effect on our entire business, financial condition or results of operations and make it difficult for us to accurately forecast our future sales and revenue.
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
If we are unable to collect unbilled receivables which are caused in part by holdback provisions, our operating results could be adversely affected.
Our contracts with large engineering, procurement and construction firms generally contain holdback provisions that typically delay final installment payments for our products by up to 24 months after the product has been shipped and revenue has been recognized. Generally, 10% or less of the revenue we recognize pursuant to our customer contracts is subject to such holdback provisions and is accounted for as contract assets. Such holdbacks may result in relatively high unbilled receivables. If we are unable to collect these performance holdbacks, our results of operations would be adversely affected.

We depend on a limited number of suppliers for some of our components. If our suppliers are not able to meet our demand and/or requirements, our business could be harmed.
We rely on a limited number of suppliers for vessel housings, stainless steel ports, alumina powder and tungsten carbide for our portfolio of PX ERDs and stainless steel castings and components for our turbochargers and pumps. Our reliance on a limited number of manufacturers for these supplies involves several risks, including reduced control over delivery schedules, quality assurance, manufacturing yields, production costs and lack of guaranteed production capacity or product supply. We do not have long-term supply agreements with these suppliers but secure these supplies on a purchase order basis. Our suppliers have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements may represent a small portion of the total production capacities of these suppliers, and our suppliers may reallocate capacity to other customers, even during periods of high demand for our products. We have in the past experienced, and may in the future experience, product quality issues and delivery delays with our suppliers due to factors such as high industry demand or the inability of our vendors to consistently meet our quality or delivery requirements. If our suppliers were to cancel or materially change their commitments to us or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which could harm our business, operating results and financial condition. We may qualify additional suppliers in the future, which would require time and resources. If we do not qualify additional suppliers, we may be exposed to increased risk of capacity shortages due to our dependence on current suppliers.

Risk Related to our Oil & Gas Segment
We may not be able to successfully commercialize the VorTeq.
In October 2015, we entered into the VorTeq License Agreement with the VorTeq Licensee, which provides the VorTeq Licensee with exclusive worldwide rights to our VorTeq technology for hydraulic fracturing onshore applications. Once the VorTeq is commercialized, the VorTeq Licensee will begin paying ongoing recurring royalty fees to us for the VorTeq technology. In order to commercialize the VorTeq, the VorTeq License Agreement provides, among other things, that we successfully meet certain specified milestones against key performance indicators set forth in the license agreement. The VorTeq is a relatively new technology and the hydraulic fracturing process is extremely complex, which presents a wide range of technological challenges for us. If we are unable to successfully solve these challenges and, as a result, fail to meet the milestones, we may not be able to successfully commercialize the VorTeq. In that circumstance, we will not receive any royalty payments from the VorTeq Licensee, which could have an adverse effect on our entire business, financial condition or results of operation.
If the VorTeq Licensee fails to adopt the VorTeq for any reason, we may not receive royalty payments or be able to successfully commercialize the VorTeq.
The successful commercialization of the VorTeq depends heavily on the VorTeq Licensee’s support and ultimate adoption of the technology. If the VorTeq Licensee fails to adopt the VorTeq for any reason, we may not be able to successfully commercialize the VorTeq with the VorTeq Licensee and, consequently, we may not receive any royalties under the VorTeq License Agreement. In addition, we may not be able to find a suitable replacement for the VorTeq Licensee or be able to negotiate royalties similar to those contained in the VorTeq License Agreement or to commercialize the VorTeq at all. Failure to commercialize the VorTeq could have an adverse effect on our entire business, financial condition or results of operation.
We may not meet the key performance indicators necessary to meet the two milestones in the VorTeq License Agreement.
The VorTeq License Agreement calls for certain milestone key performance indicators that, if met, will result in payments to the Company of $25 million for each of two milestones. Achievement of these milestones is uncertain and, while we believe we can meet the milestones, if we are unable to do so the milestone payments will be delayed until such time as the milestones are met or may not be earned and received at all. Failure to meet said milestones may also jeopardize commercialization and the rate of adoption of our VorTeq.
We may not be able to successfully complete early stage testing of the MTeq, enter into a long term licensing agreement for the MTeq or fail to commercialize the MTeq.
We introduced the MTeq in 2017 and entered into a strategic early stage testing agreement in the second quarter of 2017. Like the VorTeq, we intend to find a long-term licensing partner for the MTeq and to ultimately commercialize the MTeq. Even if early stage testing proves to be successful, we may not be able to identify a licensing partner for the technology to assist us in bringing the MTeq solution to the market. If we were able to enter into such a licensing agreement, we may still fail to produce a viable commercialized solution given the complex and extreme conditions found in mud pumping, which present a wide range of technological challenges for us. If we are unable to successfully complete early stage testing, fail to locate and successfully negotiate a licensing or similar agreement with a long-term partner or fail to solve any of the technological challenges, we may not be able to successfully commercialize the MTeq, which could have an adverse effect on our entire business, financial condition or results of operation.
Our Oil & Gas Segment may be impacted by prolonged deflation in global oil prices which may cause delays or cancellations of projects by Oil & Gas Segment customers, negatively affecting the rate of our market penetration and, consequently, our revenue and profitability.
A deflationary oil environment may delay and even stall adoption and deployment of our products within our Oil & Gas Segment including but not limited to the VorTeq as licensed for onshore applications by the VorTeq Licensee. Emerging market economies, those dependent on commodity exports and especially those for whom oil exports make up a significant percent of total exports, may be unable to retrofit or expand their oil exploration, production and gas processing infrastructure thus negatively impacting our addressable market and future revenue. Additionally, oil price deflation may continue to lead to widespread liquidity and insolvency issues for exploration, production and processing customers, which may negatively affect our addressable markets and therefore our financial performance.

Risk Related to our Entire Business
Our diversification into new fluid flow markets such as oil and gas may not be successful
We have made a substantial investment in research, development and sales to execute on our diversification strategy into fluid flow markets such as oil and gas and chemical processing. While we see diversification as core to our growth strategy, there is no guarantee that we will be successful in our efforts. Our model for growth is based in part on our ability to initiate and embrace disruptive technology trends, to enter new markets, both in terms of geographies and product areas, and to drive broad adoption of the products and services that we develop and market. Any inability to execute this model for growth could damage our reputation, limit our growth and negatively affect our operation results. For example, while we believe that our products will enable gas processing plant operators to operate at a high level of energy efficiency with minimal downtime, we may be subject to warranty claims if customers of these offerings experience significant downtimes or failures for which our warranty reserves may be inadequate given the lack of historical failure rates associated with new product introductions. We also could be subject to damage claims based on our products, which we may not be able to properly insure. In addition, profitability, if any, in new industrial verticals may be lower than in our Water Segment and we may not be sufficiently successful in our diversification efforts to recoup investments.
Our operating results may fluctuate significantly, making our future operating results difficult to predict and causing our operating results to fall below expectations.
Our operating results may fluctuate due to a variety of factors, many of which are outside of our control.
We have experienced significant fluctuations in revenue from quarter-to-quarter and year-to-year, and we expect such fluctuations to continue. In addition, in the past, customer buying patterns led to a significant portion of our sales occurring in the fourth quarter. This presents the risk that delays, cancellations or other adverse events in the fourth quarter could have a substantial negative impact on annual results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Since it is difficult for us to anticipate our future results and in the event our revenue or operating results fall below the expectations of investors or securities analysts, our stock price may decline.
Our sales cycles can be long and unpredictable and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.
Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our energy recovery products. This education process can be time-consuming and typically involves a significant product evaluation process which is particularly pronounced when dealing with product introduction into new fluid flow industrial verticals. In our Water Segment, the sales cycle for our OEM customers, which are involved with smaller desalination plants, averages one to 12 months. The Water Segment sales cycle for our international engineering, procurement and construction firm customers, which are involved with larger desalination plants, ranges from 16 to 36 months. These long sales cycles make quarter-by-quarter revenue predictions difficult and results in our expending significant resources well in advance of orders for our products.
Our business entails significant costs that are fixed or difficult to reduce in the short term while demand for our products is variable and subject to fluctuation, which may adversely affect our operating results.
Our business requires investments in facilities, equipment, research and development and training that are either fixed or difficult to reduce or scale in the short term. At the same time, the market for our products is variable and has experienced downturns due to factors such as economic recessions, increased precipitation, uncertain global financial markets and political changes, many of which are outside of our control. During periods of reduced product demand, we may experience higher relative costs and excess manufacturing capacity, resulting in high overhead and lower gross profit margins while causing cash flow and profitability to decline. Similarly, although we believe that our existing manufacturing facilities are capable of meeting current demand and demand for the foreseeable future, the continued success of our business depends on our ability to expand our manufacturing, research and development and testing facilities to meet market needs. If we are unable to respond timely to an increase in demand, our revenue, gross profit margin, net income and cash flow may be adversely affected.
Parts of our inventory may become excess or obsolete, which would increase our cost of revenues.
Inventory of raw materials, parts, components, work in-process or finished products may accumulate, and we may encounter losses due to a variety of factors, including technological change in the water desalination and oil and gas industries that result in product changes, long delays in shipment of our products or order cancellations, our need to order raw materials that have long lead times and our inability to estimate exact amounts and types of items needed, especially with regard to the configuration of our high-efficiency pumps and IsoBoost and IsoGen systems, and cost reduction initiatives resulting in component changes within the products.
In addition, we may from time to time purchase more inventory than is immediately required in order to shorten our delivery time in case of an anticipated increase in demand for our products. If we are unable to forecast demand for our products with a reasonable degree of certainty and our actual orders from our customers are lower than these forecasts, we may accumulate excess inventory that we may be required to write off, and our business, financial condition and results of operations could be adversely affected.
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
We provide a warranty for certain products for a period of 18 to 30 months and provide up to a five-year warranty for the ceramic components of our PX-branded products. We test our products in our manufacturing facilities through a variety of means; however, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market. The testing may not replicate the harsh, corrosive and varied conditions of the desalination and other plants in which they are installed. It is also possible that components purchased from our suppliers could break down under those conditions. Certain components of our turbochargers and pumps are custom-made and may not scale or perform as required in production environments. Accordingly, there is a risk that we may have significant warranty claims or we may breach supply agreements due to product defects. We may incur additional cost of revenue if our warranty provisions are not sufficient to cover the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, which could adversely affect our business, financial condition and results of operations.
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
Our competitive position depends on our ability to establish and maintain proprietary rights in our technology and to protect our technology from copying by others. We rely on trade secret, patent, copyright and trademark laws as well as confidentiality agreements with employees and third parties, all of which may offer only limited protection. We hold a number of U.S. and counterpart international patents and when their terms expire, we could become more vulnerable to increased competition. The protection of our intellectual property in some countries may be limited. While we have expanded our portfolio of patent applications, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated. Moreover, while we believe our issued patents and patent pending applications are essential to the protection of our technology, the rights granted under any of our issued patents or patents that may be issued in the future may not provide us with proprietary protection or competitive advantages and, as with any technology, competitors may be able to develop similar or superior technologies now or in the future. In addition, our granted patents may not prevent misappropriation of our technology, particularly in foreign countries where intellectual property laws may not protect our proprietary rights as fully as those in the United States. This may render our patents impaired or useless and ultimately expose us to currently unanticipated competition. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Intellectual property litigation could result in substantial costs and diversion of management resources, either of which could harm our business.
Claims by others that we are infringing on their proprietary rights could harm our business.
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
In addition to the intellectual property litigation risks discussed above, we are presently involved, and may become involved in the future, in various commercial and other disputes as well as related claims and legal proceedings that arise from time to time in the course of our business. See Note 16, “Litigation” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2018 for information about certain legal proceedings in which we are involved. Our current legal proceedings and any future lawsuits to which we may become a party are and will likely be expensive and time consuming to investigate, defend and resolve, and will divert our management’s attention. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could have an adverse effect on our business, financial condition or results of operations.
Our global operations expose us to risks and challenges associated with conducting business internationally, and our results of operations may be adversely affected by our efforts to comply with the laws of other countries, as well as U.S. laws which apply to international operations, such as the Foreign Corrupt Practices Act (FCPA) and U.S. export control laws.
We operate on a global basis with offices or activities in Europe, Africa, Asia, South America, the Middle East and North America. We face risks inherent in conducting business internationally including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include tax laws, anti-competition regulations, import and trade restrictions, export control laws and laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers including the U.S. Foreign Corrupt Practices Act (“FCPA”) or other anti-corruption laws that have recently been the subject of a substantial increase in global enforcement. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold or which may require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached. Examples include breaches through fraudulent or negligent behavior of individual employees or through our failure to comply with certain formal documentation requirements, or otherwise. Also, we may be held liable for actions taken by our local dealers and partners.

Violations of these laws and regulations could result in fines and criminal sanctions against us, our officers or our employees, and prohibitions or conditions on the conduct of our business. Any such violations could include prohibitions or conditions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our business and our operating results. In addition, we operate in many parts of the world that have experienced significant governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or through other methods that relevant law and regulations prohibit us from using. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.
Our global operations expose us to risks and uncertainty in the global geopolitical landscape which may impact our operations outside the United States.
There is uncertainty as to the position the United States will take with respect to world affairs. This uncertainty may include such issues as U.S. support for existing treaty and trade relationships with other countries, including notably, China. This uncertainty, together with other recent key global events (such as recently enacted currency control regulations and tariff regimes in or against China, the continuing uncertainty arising from the Brexit referendum in the United Kingdom as well as ongoing terrorist activity and potential hostilities in the Middle East) may adversely impact (i) the ability or willingness of non-U.S. companies to transact business in the United States, including with us, (ii) our ability to transact business in other regions, including the Middle East, where many of the water mega-projects are planned, (iii) regulation and trade agreements affecting U.S. companies, (iv) global stock markets (including The Nasdaq Global Market on which our common shares are traded), and (v) general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.
Our global operations expose us to risks and uncertainty related to acts of war or terrorism.
 Threats or acts of war or terrorism can adversely affect our business. Terrorist attacks in the United States, Europe and in other regions and continuing hostilities in the Middle East and elsewhere have created significant instability and uncertainty in the world. These and future events may have a material adverse effect on world financial markets as well as the water industry, as many large existing and planned water desalination plants are located in the Middle East. In addition, threats or acts of war or terrorism can cause our customers to curtail their purchase of our products. These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.
The U.S. Congress and Presidential Administration may make substantial changes to fiscal, political, regulation and other federal policies that may adversely affect our business, financial condition, operating results and cash flows.
Changes in general economic or political conditions in the United States or other countries could adversely affect our business. There have been and may be significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such changes will occur, changes at the local, state or federal level could impact our business. Specific legislative and regulatory proposals that could have a material impact on us include, but are not limited to, modifications to international trade policy, public company reporting requirements and environmental regulation.
Additionally, on July 6, 2018, 25% tariffs on a variety of imports from China was imposed, including certain components imported into the U.S. for our manufacturing activities. The Administration subsequently imposed tariffs on two additional lists of products from China; the first of these additional lists involves 25% tariffs and the second list imposes 10% tariffs which were originally scheduled to increase to 25% on January 1, 2019. On November 19, 2018, the U.S. Bureau of Industry and Security proposed export control rules on emerging technologies for public comment.
China responded to the multiple U.S. tariff lists by announcing several lists of products from the U.S. that are subject to additional tariffs upon import to China. The first round of Chinese retaliatory tariffs went into effect on July 6, 2018, and a second set was implemented on August 23, 2018. Our products are not impacted by these tariffs. A third group of items subject to 5% to 10% tariff went into effect on September 24, 2018, which includes our PX Pressure Exchanger, Turbocharger, and pump products. On December 2, 2018, the U.S. and China agreed to refrain from increasing tariffs or imposing new tariffs until March 1, 2019.  On February 24, 2019, the Administration announced a delay in the increases in tariffs due to recent progress in trade talks.
We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions or what actions may be taken by the other countries in retaliation. Accordingly, it is difficult to predict how such actions may impact our business or the business of our customers. Our business operations, as well as the businesses of our customers on which we are substantially dependent, are located in various countries at risk for escalating trade disputes, including the United States and China. Any resulting trade wars could have a significant adverse effect on world trade and could adversely impact our revenues, gross margins and business operations.
Regulations related to conflict minerals could adversely impact our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. Based on our purchasing policy and supplier selection, it is considered unlikely that any conflict minerals are used in the manufacturing of our products. Nevertheless, we have conducted a reasonable country of origin inquiry and have implemented a program of due diligence on the source and chain of custody for conflict minerals. There are costs associated with complying with these disclosure requirements including loss of customers and potential changes to products, processes or sources of supply. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” minerals, we cannot be sure that we will be able to obtain necessary materials from such suppliers in sufficient quantities or at competitive prices, if at all. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we have implemented.
We may have risks associated with security of our information technology systems.
We make significant efforts to maintain the security and integrity of our information technology systems and data. Despite significant efforts to create security barriers to such systems, it is virtually impossible for us to entirely mitigate this risk. There is a risk of industrial espionage, cyber-attacks, misuse or theft of information or assets or damage to assets by people who may gain unauthorized access to our facilities, systems or information. Such cybersecurity breaches, misuse or other disruptions could lead to the disclosure of confidential information, improper usage and distribution of our intellectual property, theft, manipulation and the destruction of private and proprietary data as well as cause production downtimes. Although we actively employ measures to prevent unauthorized access to our information systems, preventing unauthorized use or infringement of our rights is inherently difficult. These events could adversely affect our financial results and any legal action in connection with any such cybersecurity breach could be costly and time-consuming and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, we must frequently expand our internal information system to meet increasing demand in storage, computing and communication, which may result in increased costs. Our internal information system is expensive to expand and must be highly secure due to the sensitive nature of our customers’ information that we transmit. Building and managing the support necessary for our growth places significant demands on our management and resources. These demands may divert these resources from the continued growth of our business and implementation of our business strategy.
We may have risks associated with our international tax optimization structure.
In 2015, we implemented an international tax optimization structure.  While the Company continues to conclude that uncertain tax positions are unlikely, it is possible that the international tax structure could be examined by the Internal Revenue Service in the U.S. and/or the Tax Authorities in Ireland, and it is possible that such an examination could result in an unfavorable impact on us.
The enactment of legislation implementing changes in taxation of international business activities, the adoption of other corporate tax reform policies or changes in tax legislation or policies could materially impact our financial position and results of operations.
Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny, and tax reform legislation is being proposed or enacted in a number of jurisdictions. For example, on December 22, 2017, “H.R.1”, known as the “Tax Cuts and Jobs Act” (the “Tax Act”), was enacted, which significantly changes existing U.S. tax laws.
In addition, many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation’s Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer-pricing documentation rules and nexus-based tax incentive practices. As a result of the heightened scrutiny of corporate taxation policies, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes in policies or rulings may also result in the taxes we previously paid being subject to change.

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
Our primary source of cash historically has been customer payments for our products and services and proceeds from the issuance of common stock supplemented by lines of credit from banking institutions. This has funded our operations and capital expenditures. We may require additional capital from equity or debt financing in the future to fund our operations or respond to competitive pressures or strategic opportunities such as a potential acquisition or the expansion of operations. We may not be able to secure such additional financing on favorable terms, or at all. The terms of additional financing may place limits on our financial and operational flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our Company, and any new securities that we issue could have rights, preferences or privileges senior to those of existing or future holders of our common stock. If we are unable to obtain necessary financing on terms satisfactory to us if and when we require it, our ability to grow or support our business and to respond to business challenges or opportunities could be significantly limited.
We may seek to expand through acquisitions of and investments in other businesses, technologies and assets. These acquisition activities may be unsuccessful or divert management’s attention.
We may consider strategic and complementary acquisitions of and investments in other businesses, technologies and assets, and such acquisitions or investments are subject to risks that could affect our business, including risks related to:

•	the necessity of coordinating geographically disparate organizations;

•	implementing common systems and controls;

•	integrating personnel with diverse business and cultural backgrounds;

•	integrating acquired research and manufacturing facilities, technology and products;

•	combining different corporate cultures and legal systems;

•	unanticipated expenses related to integration, including technical and operational integration;

•	increased costs and unanticipated liabilities, including with respect to registration, environmental, health and safety matters that may affect sales and operating results;

•	retaining key employees;

•	obtaining required government and third-party approvals;

•	legal limitations in new jurisdictions;

•	installing effective internal controls and audit procedures;

•	issuing common stock that could dilute the interests of our existing stockholders;

•	spending cash and incurring debt;

•	assuming contingent liabilities; and

•	creating additional expenses.
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
The integration of businesses that we may acquire is likely to be a complex, time-consuming and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions if we fail to successfully manage and operate the acquired business. If we fail in any acquisition integration efforts and are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices, our business, financial condition and results of operations may be adversely affected.
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
The market price of our common stock has been, and is likely to continue to be, volatile and subject to fluctuations. Changes in the stock market generally, as it concerns our industry as well as geopolitical, economic and business factors unrelated to us, may also affect our stock price. Significant declines in the market price of our common stock or failure of the market price to increase could harm our ability to recruit and retain key employees, reduce our access to debt or equity capital and otherwise harm our business or financial condition. In addition, we may not be able to use our common stock effectively as consideration in connection with any future acquisitions.
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
In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. Section 203 generally prohibits us from engaging in a business combination with an interested stockholder, subject to certain exceptions.
Changes in United States Generally Accepted Accounting Principles (“GAAP”) could adversely affect our financial results and may require significant changes to our internal accounting systems and processes.
We prepare our consolidated financial statements in conformity with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. The FASB periodically issues new accounting standards on a variety of topics. For information regarding new accounting standards, please refer to the section headed “Recent Accounting Pronouncements” contained within Note 1, “Description of Business and Significant Accounting Policies” contained in the Condensed Consolidated Financial Statements of this Quarterly Filing on Form 10-Q. These and other such standards generally result in different accounting principles which may significantly impact our reported results or could result in variability of our financial results.
In preparing our financial statements we make certain assumptions, judgments and estimates that affect amounts reported in our consolidated financial statements which, if not accurate, may significantly impact our financial results.
We make assumptions, judgments and estimates for a number of items, including the fair value of financial instruments, goodwill, long-lived assets and other intangible assets, the realizability of deferred tax assets, the recognition of revenue and the fair value of stock awards. We also make assumptions, judgments and estimates in determining the accruals for employee-related liabilities including commissions and variable compensation, in determining the accruals for uncertain tax positions, in valuation allowances on deferred tax assets, in allowances for doubtful accounts and in legal contingencies. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.
Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of our securities.
In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of the Company. Such proposals may disrupt our business and divert the attention of our Board of Directors and our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, interfere with our ability to execute our strategic plan be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. A proxy contest for the election of directors at our annual meeting could also require us to incur significant legal fees and proxy solicitation expenses. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There has been no activity with respect to the program to repurchase outstanding units during the six months ended June 30, 2019.
Pursuant to the March 2018 Authorization, the Company, at the discretion of management, was authorized to repurchase up to $10.0 million in aggregate cost of our outstanding common stock. As of June 30, 2019, 1.2 million shares at an aggregate cost of $10.0 million had been repurchased under the March 2018 Authorization. The aggregate cost includes fees charged in connection with acquiring the outstanding common stock.

Item 3. — Defaults Upon Senior Securities
None.

Item 4. — Mine Safety Disclosures
Not applicable.

Item 5. — Other Information
None.

Item 6. — Exhibits
See the following Exhibit Index for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1	Sixth Amendment to Loan and Pledge Agreement between Energy Recovery, Inc. and Citibank, N.A.					X
31.1.	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The certifications furnished in Exhibits 32.1 are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	August 2, 2019	By:	/s/ CHRIS GANNON
Chris Gannon
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2019	By:	/s/ JOSHUA BALLARD
Joshua Ballard
Chief Financial Officer
(Principal Financial and Accounting Officer)