Form 10-Q
period 2019-09-30
Energy Recovery, Inc.
filed 2019-11-01
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒
As of October 25, 2019, there were 55,115,628 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 2 –

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(In thousands, except share data and par value)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$29,696	$22,052
Short-term investments	59,905	73,338
Accounts receivable, net of allowance for doubtful accounts of $377 and $396 at September 30, 2019 and December 31, 2018, respectively	20,848	10,212
Contract assets	1,090	4,083
Inventories, net	8,977	7,138
Prepaid expenses and other current assets	3,148	2,825
Total current assets	123,664	119,648
Long-term investments	7,549	1,269
Deferred tax assets, non-current	17,120	18,318
Property and equipment, net	17,442	14,619
Operating lease, right of use asset	11,449	12,189
Goodwill	12,790	12,790
Other intangible assets, net	171	640
Other assets, non-current	402	368
Total assets	$190,587	$179,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,559	$1,439
Accrued expenses and other current liabilities	8,519	8,497
Lease liabilities	1,019	926
Contract liabilities	17,507	16,270
Total current liabilities	28,604	27,132
Lease liabilities, non-current	11,777	12,556
Contract liabilities, non-current	15,175	26,539
Other non-current liabilities	277	236
Total liabilities	55,833	66,463
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 60,569,655 shares issued and 55,113,720 shares outstanding at September 30, 2019 and 59,396,020 shares issued and 53,940,085 shares outstanding at December 31, 2018	60	59
Additional paid-in capital	168,150	158,404
Accumulated other comprehensive loss	(26)	(133)
Treasury stock, at cost, 5,455,935 shares repurchased at September 30, 2019 and December 31, 2018	(30,486)	(30,486)
Accumulated deficit	(2,944)	(14,466)
Total stockholders’ equity	134,754	113,378
Total liabilities and stockholders’ equity	$190,587	$179,841
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 3 –

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Product revenue	$21,752	$18,578	$57,050	$47,042
Product cost of revenue	5,425	5,022	15,843	14,312
Product gross profit	16,327	13,556	41,207	32,730

License and development revenue	3,098	3,661	10,391	9,768

Operating expenses:
General and administrative	5,711	5,266	16,790	16,030
Sales and marketing	2,367	1,873	6,710	5,643
Research and development	6,620	4,270	16,354	11,792
Amortization of intangible assets	156	158	469	474
Total operating expenses	14,854	11,567	40,323	33,939
Income from operations	4,571	5,650	11,275	8,559

Other income (expense):
Interest income	500	369	1,551	1,043
Interest expense	—	—	—	(1)
Other non-operating expense, net	(5)	(22)	(77)	(66)
Total other income, net	495	347	1,474	976
Income before income taxes	5,066	5,997	12,749	9,535
Provision for (benefit from) income taxes	(83)	1,339	1,227	(10,140)
Net income	$5,149	$4,658	$11,522	$19,675

Earnings per share:
Basic	$0.09	$0.09	$0.21	$0.37
Diluted	$0.09	$0.08	$0.21	$0.36

Number of shares used in per share calculations:
Basic	54,975	53,665	54,594	53,719
Diluted	56,384	55,295	55,971	55,382

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 4 –

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$5,149	$4,658	$11,522	$19,675
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(19)	5	(20)	(7)
Unrealized gain (loss) on investments	(5)	88	127	31
Other comprehensive income (loss), net of tax	(24)	93	107	24
Comprehensive income	$5,125	$4,751	$11,629	$19,699

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 5 –

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Common stock
Beginning balance	$60	$59	$59	$58
Issuance of common stock, net	—	—	1	1
Ending balance	60	59	60	59

Additional paid-in capital
Beginning balance	165,981	154,524	158,404	149,006
Issuance of common stock, net	815	1,444	5,334	3,757
Stock-based compensation	1,354	1,040	4,412	4,245
Ending balance	168,150	157,008	168,150	157,008

Accumulated other comprehensive loss
Beginning balance	(2)	(194)	(133)	(125)
Foreign currency translation adjustments	(19)	5	(20)	(7)
Unrealized gain/(loss) on investments	(5)	88	127	31
Other comprehensive income (loss), net	(24)	93	107	24
Ending balance	(26)	(101)	(26)	(101)

Treasury stock
Beginning balance	(30,486)	(30,486)	(30,486)	(20,486)
Repurchase of common stock for treasury	—	—	—	(10,000)
Ending balance	(30,486)	(30,486)	(30,486)	(30,486)

Accumulated deficit
Beginning balance	(8,093)	(21,542)	(14,466)	(36,559)
Net income	5,149	4,657	11,522	19,674
Ending balance	(2,944)	(16,885)	(2,944)	(16,885)

Total stockholders’ equity	$134,754	$109,595	$134,754	$109,595

Common stock issued (number of shares)
Beginning balance	60,360	58,951	59,396	58,168
Issuance of common stock, net	210	280	1,174	1,063
Ending balance	60,570	59,231	60,570	59,231

Treasury stock (number of shares)
Beginning balance	(5,456)	(5,456)	(5,456)	(4,263)
Repurchase of common stock for treasury(1)	—	—	—	(1,193)
Ending balance	(5,456)	(5,456)	(5,456)	(5,456)

(1)	The March 2018 stock repurchase authorization expired in September 2018

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 6 –

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$11,522	$19,675
Adjustments to reconcile net income to cash provided by operating activities
Stock-based compensation	4,425	4,226
Depreciation and amortization	3,440	2,898
(Accretion) amortization of premiums and discounts on investments	(37)	380
Provision for warranty claims	339	213
Unrealized gain on foreign currency translation	(18)	—
Realized gain on sale of investments	(5)	—
Reversal of accruals related to expired warranties	(131)	(171)
Provision for doubtful accounts	(19)	336
Adjustments for excess or obsolete inventory	(7)	132
Deferred income taxes	1,198	(10,150)
Loss on disposal of fixed assets	377	58
Changes in operating assets and liabilities:
Accounts receivable, net	(10,617)	4,463
Contract assets, costs and estimated earnings in excess of billings	2,993	2,934
Inventories, net	(1,885)	(894)
Prepaid and other assets	383	(445)
Accounts payable	(94)	(2,198)
Accrued expenses and other liabilities	(1,264)	(1,270)
Income taxes	30	(638)
Contract liabilities, cost in excess of billings	(10,127)	(9,800)
Net cash provided by operating activities	503	9,749
Cash flows from investing activities:
Sales of marketable securities	3,535	—
Maturities of marketable securities	70,040	62,213
Purchases of marketable securities	(66,253)	(60,334)
Capital expenditures	(5,501)	(2,029)
Net cash provided by (used in) investing activities	1,821	(150)
Cash flows from financing activities:
Net proceeds from issuance of common stock	5,424	3,873
Tax payment for employee shares withheld	(89)	(115)
Repayment of long-term debt	—	(8)
Repurchase of common stock	—	(10,000)
Net cash provided by (used in) financing activities	5,335	(6,250)
Effect of exchange rate differences on cash and cash equivalents	—	14
Net change in cash, cash equivalents and restricted cash	7,659	3,363
Cash, cash equivalents and restricted cash, beginning of year	22,138	30,626
Cash, cash equivalents and restricted cash, end of period	$29,797	$33,989

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 7 –

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

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2018 Condensed Consolidated Balance Sheet was derived from audited financial statements and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. Certain prior period amounts have been reclassified in the balance sheet and footnotes to conform to the current period presentation. The September 30, 2019 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2019, as amended on March 12, 2019.

In the opinion of management, all adjustments consisting of normal recurring adjustments that are necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements, in conformity with U.S. GAAP, requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.

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

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 8 –

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15 (“ASU 2018-15”), Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2018-15 for the period beginning in the second quarter of 2019, applying the guidance under ASU 2018-15 prospectively. During the three and nine months ended September 30, 2019, the Company deferred related implementation costs of $0.6 million and expect to defer additional related implementation costs of approximately $0.3 million in the fourth quarter of 2019.

Recently Issued Accounting Pronouncements Not Yet Adopted

In the nine months ended September 30, 2019, there were no accounting pronouncements issued that were not adopted by the Company that would have a material effect on the Company’s reporting of results of operations.

Note 2 — Revenue

The Company’s 2018 Annual Report on Form 10‑K includes a description of certain significant accounting policies, including those with respect to revenue recognition. There have been no material changes to our significant accounting policies described in our 2018 Annual Report on Form 10‑K.

Disaggregation of Revenue

The following tables present the Company’s revenues disaggregated by geography based on the “shipped to” addresses of the Company’s customers and by major product/service line. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Water	Oil and Gas	Total	Water	Oil and Gas	Total
	(In thousands)
Primary geographical market
Middle East and Africa	$16,691	$—	$16,691	$36,193	$104	$36,297
Americas	2,227	3,098	5,325	7,978	10,391	18,369
Asia	2,188	—	2,188	9,364	—	9,364
Europe	646	—	646	3,411	—	3,411
Total revenue	$21,752	$3,098	$24,850	$56,946	$10,495	$67,441

Major product/service line
PX, pumps and turbo devices	$21,752	$—	$21,752	$56,946	104	$57,050
License and development	—	3,098	3,098	—	10,391	10,391
Total revenue	$21,752	$3,098	$24,850	$56,946	$10,495	$67,441

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 9 –

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Water	Oil and Gas	Total	Water	Oil and Gas	Total
	(In thousands)
Primary geographical market
Middle East and Africa	$12,170	$114	$12,284	$27,561	$414	$27,975
Americas	1,197	3,661	4,858	3,902	9,768	13,670
Asia	2,711	—	2,711	10,041	—	10,041
Europe	2,386	—	2,386	5,124	—	5,124
Total revenue	$18,464	$3,775	$22,239	$46,628	$10,182	$56,810

Major product/service line
PX, pumps and turbo devices	$18,464	$114	$18,578	$46,628	$414	$47,042
License and development	—	3,661	3,661	—	9,768	9,768
Total revenue	$18,464	$3,775	$22,239	$46,628	$10,182	$56,810

The Company records unbilled receivables as contract assets. The following table presents significant changes in contract assets during the period.

	September 30, 2019	December 31, 2018
	(In thousands)
Contract assets balance, beginning of year	$4,083	$6,278
Transferred to receivables	(8,371)	(8,865)
Additional unbilled receivables	5,378	6,670
Contract assets balance, end of period	$1,090	$4,083

The Company records contract liabilities when cash payments are received in advance of the Company’s performance. The following table presents significant changes in contract liabilities during the period.

	September 30, 2019	December 31, 2018
	(In thousands)
Contract liabilities balance, beginning of year	$42,809	$56,426
Revenue recognized	(10,901)	(13,493)
Increases (decreases) due to cash received, excluding amounts recognized as revenue during the period	774	(124)
Contract liabilities balance, end of period	$32,682	$42,809

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 10 –

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Transaction Price Allocated to the Remaining Performance Obligation

The following table presents the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied.

September 30, 2019
(In thousands)
Year:
2019 (remaining three months)	$4,337
2020	19,998
2021	5,715
2022	661
2023 and thereafter	5,031
Total performance obligation	$35,742

Note 3 — Earnings per Share

Net income for the reported period is divided by the weighted average number of common shares outstanding during the reported period to calculate basic earnings per common share. Basic earnings per share exclude any dilutive effects of stock options and restricted stock units (“RSUs”).

Diluted earnings per common share reflects the potential dilution that would occur if outstanding stock options to purchase common stock were exercised for shares of common stock (using the treasury stock method) and the shares of common stock underlying each outstanding RSU were issued (collectively referred to as “stock awards”). Certain shares of common stock issuable under stock options and RSUs have been omitted from the diluted earnings per share calculations because their inclusion is considered anti-dilutive.

The following table presents the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Numerator:
Net income	$5,149	$4,658	$11,522	$19,675

Denominator (weighted average shares):
Basic common shares outstanding	54,975	53,665	54,594	53,719
Dilutive stock awards	1,409	1,630	1,377	1,663
Diluted common shares outstanding	56,384	55,295	55,971	55,382

Earnings per share:
Basic	$0.09	$0.09	$0.21	$0.37
Diluted	$0.09	$0.08	$0.21	$0.36

The following table presents the potential common shares issuable under stock awards that were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Anti-dilutive stock awards	1,610	2,382	1,964	2,429

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 11 –

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Balance Sheet Information

Cash, Cash Equivalents and Restricted Cash

The Company’s Condensed Consolidated Statement of Cash Flows explains the change in the total of cash, cash equivalents and restricted cash. The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts presented. Short-term restricted cash is included in cash, cash equivalents and restricted cash, and non-current restricted cash is included in other assets, non-current on the Condensed Consolidated Balance Sheets.

	September 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$29,696	$21,955
Restricted cash, current	—	97
Restricted cash, non-current	101	86
Total cash, cash equivalents and restricted cash	$29,797	$22,138

The Company pledged cash in connection with certain stand-by letters of credit and Company credit cards. The Company deposited corresponding amounts into restricted accounts at several financial institutions.

Inventories

Inventories are stated at the lower of cost or net realizable value (using the first-in, first-out method). The following table presents inventories by category.

	September 30, 2019	December 31, 2018
	(In thousands)
Raw materials	$3,947	$2,238
Work in process	2,135	2,689
Finished goods	2,895	2,211
Inventories, net	$8,977	$7,138

Valuation adjustments for excess and obsolete inventory reflected as a reduction of inventory at September 30, 2019 and December 31, 2018 were $0.5 million and $0.7 million, respectively.

Accrued Expenses and Other Current Liabilities

The following table presents accrued expenses and other current liabilities by category.

	September 30, 2019	December 31, 2018
	(In thousands)
Payroll and commissions payable	$5,273	$5,843
Accrued warranty reserve	633	478
Other accrued expenses and current liabilities	2,613	2,176
Total accrued expenses and other current liabilities	$8,519	$8,497

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 12 –

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Investments and Fair Value Measurements

The following table presents the Company’s cash, cash equivalents, and marketable securities in the form of short-term investments and long-term investments.

	September 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$29,696	$21,955
Short-term investments	59,905	73,338
Long-term investments	7,549	1,269
Total cash, cash equivalents and marketable securities	$97,150	$96,562

As of September 30, 2019 and December 31, 2018, there were no available-for-sale investments reported in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Available-for-Sale Investments

The Company’s short-term and long-term investments are all classified as available-for-sale. As of September 30, 2019 and December 31, 2018, all available-for-sale investments were either classified as short-term with maturities less than 12 months or long-term with maturities over 12 months. The Company generally holds available-for-sale investments until maturity; however, from time-to-time, the Company may elect to sell certain available-for-sale investments prior to maturity.  During the nine months ended September 30, 2019, sales of available-for-sale investments were $3.5 million. During the nine months ended September 30, 2018, there were no sales of available-for-sale investments.

The following tables present available-for-sale investments as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
Short-term investments
U.S. Treasury securities	$4,098	$4	$(1)	$4,101
Corporate notes and bonds	55,724	84	(4)	55,804
Total short-term investments	59,822	88	(5)	59,905
Long-term investments
Corporate notes and bonds	7,558	2	(11)	7,549
Total long-term investments	7,558	2	(11)	7,549
Total available-for-sale investments	$67,380	$90	$(16)	$67,454

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 13 –

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The following table presents the amortized cost and the related fair value of available-for-sale securities with stated maturities shown by contractual maturity.

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$59,822	$59,905	$73,426	$73,338
Due in greater than one year	7,558	7,549	1,269	1,269
Total available-for-sale investments	$67,380	$67,454	$74,695	$74,607

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

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 14 –

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the fair value of financial assets measured on a recurring basis. As of September 30, 2019 and December 31, 2018, the Company had no financial liabilities.

	September 30, 2019
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Cash equivalents
Money market securities	$7,880	$7,880	$—	$—
Total cash equivalents	7,880	7,880	—	—
Short-term investments
U.S. Treasury securities	4,101	—	4,101	—
Corporate notes and bonds	55,804	—	55,804	—
Total short-term investments	59,905	—	59,905	—
Long-term investments
Corporate notes and bonds	7,549	—	7,549	—
Total long-term investments	7,549	—	7,549	—
Total fair value of financial assets	$75,334	$7,880	$67,454	$—

	December 31, 2018
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Cash equivalents
Money market securities	$6,661	$6,661	$—	$—
Total cash equivalents	6,661	6,661	—	—
Short-term investments
U.S. Treasury securities	8,101	—	8,101	—
Corporate notes and bonds	65,237	—	65,237	—
Total short-term investments	73,338	—	73,338	—
Long-term investments
Corporate notes and bonds	1,269	—	1,269	—
Total long-term investments	1,269	—	1,269	—
Total fair value of financial assets	$81,268	$6,661	$74,607	$—

During the nine months ended September 30, 2019, the Company had no transfers of financial assets between Level 1 and Level 2.

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 15 –

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of the fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument as of September 30, 2019 and December 31, 2018. The available-for-sale for investments that were in an unrealized gain position have been excluded from the table.

	September 30, 2019		December 31, 2018
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. Treasury securities	$449	$(1)	$8,101	$(2)
Corporate notes and bonds	9,096	(15)	61,809	(88)
Total available-for-sale investments with unrealized loss positions	$9,545	$(16)	$69,910	$(90)

Note 6 — Goodwill and Intangible Assets

Goodwill

The net carrying amount of goodwill as of September 30, 2019 and December 31, 2018 was $12.8 million. As of September 30, 2019 and December 31, 2018, no impairment of goodwill was recorded in the accompanying Condensed Consolidated Financial Statements.

Other Intangible Assets

The following table presents identifiable intangible assets as of the date indicated, all of which are finite-lived. All intangible assets are amortized on a straight-line basis over their useful life.

	September 30, 2019	December 31, 2018
	(In thousands)
Finite-lived intangible assets	$6,643	$6,643
Accumulated amortization	(6,472)	(6,003)
Intangible assets, net	$171	$640

Note 7 — Lines of Credit

Loan and Pledge Agreement

On January 27, 2017, the Company entered into a loan and pledge agreement (the “Loan and Pledge Agreement”) with a financial institution. The Loan and Pledge Agreement provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. Under the Loan and Pledge Agreement, the Company is allowed to borrow and request letters of credit against the eligible assets held from time to time in the pledged account maintained with the financial institution. Stand-by letters of credit (“SBLCs”) are secured by pledged U.S. investments and there is no cash collateral balance required. SBLCs are deducted from the total revolving credit line and are subject to fees, in an amount equal to 0.7% per annum of the face amount of the letter of credit, that are payable quarterly and are non-refundable. Revolving loans incur interest per annum at a base rate equal to the LIBOR rate plus 1.5%. Any default bears the aforementioned interest rate plus an additional 2%. The unused portion of the credit line is subject to a fee equal to the product of 0.2% per annum multiplied by the difference, if positive, between $16 million and the average daily balance of all advances under the committed facility plus aggregate average daily undrawn amounts of all letters of credit issued under the committed facility during the immediately preceding month or portion thereof.

The Loan and Pledge Agreement was amended on March 17, 2017 to increase the amount of allowable SBLCs held with other financial institutions from $4.1 million to $5.1 million.

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 16 –

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Loan and Pledge Agreement was subsequently amended on April 8, 2019 to extend the term of any Letter of Credit to not exceed two years and to permit the Company to issue SBLCs up to one year past the expiration date of the loan agreement. On April 8, 2019 and on April 23, 2019, the Loan and Pledge Agreement was amended to clarify certain additional terms.

The Loan and Pledge Agreement was again amended on June 17, 2019 to extend the termination date to June 30, 2022 and limit the term of any SBLC to three years. The Loan and Pledge Agreement was amended to clarify certain additional terms.

As of September 30, 2019 and December 31, 2018, no debt was outstanding under the Loan and Pledge Agreement.

Stand-By Letters of Credit

The outstanding amounts of SBLCs were $11.2 million and $8.8 million at September 30, 2019 and December 31, 2018, respectively.

Note 8 — Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities and equipment under operating leases that expire on various dates through 2028.

On January 10, 2019, the Company entered into an industrial lease agreement, that is expected to commence in the fourth quarter of 2019, pursuant to which the Company has leased approximately 25,200 square feet of property to construct office and warehouse space and approximately 4.5 acres of yard space in Katy, Texas (the “Texas Lease”), for a new commercial development center for oil and gas field testing and training. Once commenced, the Company’s monthly base rent obligation will be approximately $0.3 million with increases of three percent annually thereafter, totaling $4.0 million over the term of the lease. The initial term of the Texas Lease is one hundred twenty (120) months after the commencement date, and the Company has two options to extend the Texas Lease by an additional five-year term, which must be exercised by written notice at least six months prior to the end of the relevant term.

The following table presents the maturities of the Company’s lease liabilities as of September 30, 2019.

Lease Amounts(1)
(In thousands)
Year:
2019 (remaining three months)	$460
2020	1,855
2021	1,653
2022	1,812
2023	1,714
2024 and thereafter	10,042
Total	17,536
Less imputed lease interest	(4,740)
Total lease liabilities	$12,796

(1)	Excluded from the above table is the aforementioned executed Texas Lease.

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 17 –

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warranty

The following table presents the changes in the Company’s accrued product warranty reserve.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Warranty reserve balance, beginning of period	$599	$389	$478	$366
Warranty costs charged to cost of revenue	97	78	339	213
Utilization charges against reserve	(15)	(8)	(53)	(36)
Release of accrual related to expired warranties	(48)	(50)	(131)	(134)
Warranty reserve balance, end of period	$633	$409	$633	$409

Purchase Obligations

The Company has purchase order arrangements with its vendors for which the Company has not received the related goods or services as of September 30, 2019. These arrangements are subject to change based on the Company’s sales demand forecasts. The Company has the right to cancel the arrangements prior to the date of delivery. The purchase order arrangements are related to various raw materials and components parts, as well as for capital equipment. As of September 30, 2019, the Company had approximately $8.6 million of such open cancellable purchase order arrangements.

Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, generally limited to personal injury and property damage caused by the Company’s employees at a customer’s plant, and in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated valuation of the potential liability arising from these agreements is not material. Accordingly, the Company recorded no liabilities for these agreements as of September 30, 2019 and December 31, 2018.

In certain cases, the Company issues warranty and product performance guarantees to its customers for amounts generally equal to 10% or less of the total sales agreement to endorse the execution of product delivery and to the warranty of design work, fabrication and operating performance of our devices. These guarantees are generally SBLCs that typically remain in place in general for periods of 24 to 36 months. See Note 7, “Lines of Credit,” for information related to SBLCs.

Litigation

The Company is named in and subject to various proceedings and claims in connection with its business. The outcome of matters the Company has been, and currently are, involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, and a significant judgment could have a material impact on the Company’s financial condition, results of operations and cash flows. The Company may in the future become involved in additional litigation in the ordinary course of business, including litigation that could be material to its business.

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

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 18 –

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Income Taxes

For the nine months ended September 30, 2019, the Company recognized an income tax expense of $1.2 million, which included a discrete tax benefit of $1.0 million. The discrete tax benefit included a deferred tax benefit of $1.0 million related to an increase in prior year U.S. federal research and development credits and a discrete tax benefit of $0.4 million related to tax deductions from stock-based compensation, partially offset by deferred tax expense of $0.4 million primarily related to a remeasurement of the Company’s state deferred tax assets due to an adjustment to the Company’s estimated blended state effective tax rate.

For the nine months ended September 30, 2018, the Company recognized an income tax benefit of $10.1 million, which included a discrete tax benefit of $12.4 million. The discrete tax benefit included a tax benefit of $11.6 million related to the income tax effects of a tax election related to a change to the Company’s international tax structure in Ireland that was effective in the second quarter of 2018. This resulted in a deferred tax asset related to tax expense recorded on earnings and profits under the U.S. Tax Cut and Jobs Act on deferred revenue not yet recognized under U.S. GAAP. In addition, the discrete tax benefit also included a $0.6 million discrete tax benefit related to tax deductions from stock-based compensation.

The effective tax rate for the nine months ended September 30, 2019 and 2018 was 9.6% and (106.3)%, respectively. Excluding the discrete tax items, the effective tax rate for the nine months ended September 30, 2019 and 2018 was 17.7% and 24.0%, respectively. The effective tax rate for September 30, 2018 was adversely impacted by the full valuation allowance related to the losses in the Company’s Irish operations.

Note 10 — Stock-based Compensation

Stock-based Compensation Expense

The following table presents the stock-based compensation expense related to the fair value measurement of awards granted to employees by expense category and by type of award.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Stock-based compensation expense charged to:
Cost of revenue	$33	$24	$99	$64
General and administrative(1)	661	564	2,435	2,695
Sales and marketing	229	156	606	575
Research and development	431	298	1,285	892
Total stock-based compensation expense	$1,354	$1,042	$4,425	$4,226

Stock-based compensation expense by type of award:
Options(1)	$886	$778	$3,022	$3,122
RSUs(1)	468	264	1,403	1,104
Total stock-based compensation expense	$1,354	$1,042	$4,425	$4,226

(1)	Includes modification of equity awards. See “Modifications of Equity Awards” below.

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

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 19 –

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Modifications of Equity Awards

During the nine months ended September 30, 2019, the Company recorded additional stock-based compensation expense of $0.3 million related to the modification of certain equity awards resulting from the Company’s former Chairman of the Board’s retirement from service on June 13, 2019.

During the nine months ended September 30, 2018, the Company recorded additional stock-based compensation expense of $0.9 million primarily related to the modification of certain equity awards resulting from the Company’s former President and Chief Executive Officer’s resignation on February 24, 2018 and in consideration for his entering into a Settlement Agreement and Release.

Unamortized Stock-Based Compensation Costs

Stock-based compensation costs related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period of each award. The following table presents the unamortized compensation costs and weighted average service period of all unvested outstanding awards as of September 30, 2019.

	Unamortized Compensation Costs	Weighted Average Service Period
	(In thousands)	(In years)
Stock options	$5,181	2.3
RSUs	3,356	2.8
Total unamortized compensation costs, net of adjusted forfeitures	$8,537

Vested Stock Options and RSUs

The following table presents the total grant date fair value of stock options and RSUs vested during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Stock options	$794	$554	$3,287	$3,071
RSUs	575	108	1,574	733
Total grant date fair value of stock options and RSUs vested during the period	$1,369	$662	$4,861	$3,804

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 20 –

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Option Activities

The following table presents the stock option activities under the Company’s 2016 Incentive Plan (“2016 Plan”) and Amended and Restated 2008 Equity Incentive Plan.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance, December 31, 2018	4,982	$6.36	6.6	$6,572
Granted	562	8.30
Exercised	(1,001)	5.42		$4,228
Forfeited	(393)	8.62
Balance, September 30, 2019	4,150	$6.63	6.8	$11,388
Vested and exercisable as of September 30, 2019	2,837	$5.83	5.9	$9,980
Vested and exercisable as of September 30, 2019 and expected to vest thereafter	3,984	$6.57	6.7	$11,190

(1)
The aggregate intrinsic value of an exercised option is calculated as the difference between the exercise price of the underlying option and the fair value of the Company’s common stock at the time of exercise. The aggregate intrinsic value at September 30, 2019 is calculated as the difference between the exercise price of the underlying outstanding options and the fair value of the Company’s common stock as of September 30, 2019 or the last trading day prior to September 30, 2019. The aggregate intrinsic value at December 31, 2018 is calculated as the difference between the exercise price of the underlying outstanding options and the fair value of the Company’s common stock as of December 31, 2018 or the last trading day prior to December 31, 2018.

Restricted Stock Unit Activities

The following table presents the RSU activities under the 2016 Plan and includes the RSUs granted under previous plans.

	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands)	(Per share)
Balance, December 31, 2018	463	$8.49
Awarded	411	7.78
Vested	(182)	8.64
Forfeited	(99)	8.44
Balance, September 30, 2019	593	7.97

Note 11 — Business Segment and Geographic Information

Business Segments

The Company is an energy solutions provider to industrial fluid flow markets worldwide. The Company manufactures and sells high-efficiency energy recovery devices (“ERDs”) and pumps as well as related products and services. The Company’s chief operating decision-maker (“CODM”) is the chief executive officer.

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 21 –

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following tables present a summary of the Company’s financial information by segment.

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands)
Product revenue	$21,752	$—	$21,752	$56,946	$104	$57,050
Product cost of revenue	5,425	—	5,425	15,655	188	15,843
Product gross profit (loss)	16,327	—	16,327	41,291	(84)	41,207

License and development revenue	—	3,098	3,098	—	10,391	10,391

Operating expenses
General and administrative	359	431	790	1,456	1,207	2,663
Sales and marketing	1,850	92	1,942	5,058	674	5,732
Research and development	886	5,667	6,553	2,794	13,335	16,129
Amortization of intangibles	156	—	156	469	—	469
Total operating expenses	3,251	6,190	9,441	9,777	15,216	24,993

Operating income (loss)	$13,076	$(3,092)	9,984	$31,514	$(4,909)	26,605

Less: Corporate operating expenses			5,413			15,330
Income from operations			4,571			11,275
Other income			495			1,474
Income before income taxes			$5,066			$12,749

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 22 –

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands)
Product revenue	$18,464	$114	$18,578	$46,628	$414	$47,042
Product cost of revenue	4,851	171	5,022	13,719	593	14,312
Product gross profit (loss)	13,613	(57)	13,556	32,909	(179)	32,730

License and development revenue	—	3,661	3,661	—	9,768	9,768

Operating expenses
General and administrative	470	373	843	1,441	1,395	2,836
Sales and marketing	1,435	335	1,770	4,243	997	5,240
Research and development	545	3,713	4,258	1,019	10,753	11,772
Amortization of intangibles	158	—	158	474	—	474
Total operating expenses	2,608	4,421	7,029	7,177	13,145	20,322

Operating income (loss)	$11,005	$(817)	10,188	$25,732	$(3,556)	22,176

Less: Corporate operating expenses			4,538			13,617
Income from operations			5,650			8,559
Other income			347			976
Income before income taxes			$5,997			$9,535

Geographic Segments

The following table presents the Company’s product revenue by geographic locations. The geographic information includes product revenue from our domestic and international customers based on the customers’ requested delivery locations, except for certain cases in which the customer directed the Company to deliver its products to a location that differs from the known ultimate location of use. In such cases, the ultimate location of use rather than the delivery location.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenue by geographic location:
United States	2%	2%	2%	3%
International	98%	98%	98%	97%
Total product revenue	100%	100%	100%	100%

Product revenue by country:(1)
Saudi Arabia	38%	52%	27%	38%
United Arab Emirates	**	**	12%	**
Egypt	**	**	**	14%
China	**	11%	**	10%
Others(2)	62%	37%	61%	38%
Total	100%	100%	100%	100%

(1)	Countries representing more than 10% of product revenues for the periods presented.

(2)	Countries in the aggregate, individually representing less than 10% of product revenues for the periods presented.

**	Zero or less than 10%.

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 23 –

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All of the Company’s long-lived assets were located in the United States at September 30, 2019 and December 31, 2018.

Note 12 — Concentrations

Product Revenue Concentration

The following table presents customers accounting for 10% or more of the Company’s product revenue by segment.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Segment	2019	2018	2019	2018
Customer A	Water	**	**	17%	**
Customer B	Water	26%	**	10%	**
Customer C	Water	**	49%	**	19%
Customer D	Water	11%	**	**	14%
Customer E	Water	**	**	**	12%

** Zero or less than 10%.

One international Oil & Gas Segment customer accounts for 100% of the Company’s license and development revenue for the three and nine months ended September 30, 2019 and 2018.

Accounts Receivable and Contract Asset Concentration

The following table present customers accounting for 10% or more of the Company’s combined accounts receivable and contract assets by segment.

	Segment	September 30, 2019	December 31, 2018
Customer A	Water	26%	**
Customer B	Water	25%	**
Customer D	Water	11%	**
Customer F	Oil & Gas	**	26%
Customer G	Water	**	20%
Customer H	Water	**	11%

** Zero or less than 10%.

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 24 –

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019 and 2018, including select information for the year ended December 31, 2018 and including “Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and certain information incorporated by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

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

•	our ability to meet projected new product development dates, anticipated cost reduction targets or revenue growth objectives for new products;

•	our belief that we can commercialize the VorTeq™ hydraulic fracturing system;

•	our belief that the VorTeq hydraulic fracturing system enables oilfield services (“OFS”) companies to migrate to more efficient pumping technology;

•	our belief that we will be able to enter into a long-term licensing agreement to bring the MTeqTM solution to market;

•	our belief that customers will accept and adopt our new products;

•	our belief that our current facilities will be adequate for the foreseeable future;

•	our expectation that sales outside of the U.S. will remain a significant portion of our revenue;

•	the timing of our receipt of payment for products or services from our customers;

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

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 25 –

•	our expectations of the impact of the U.S. Tax Cuts and Jobs Act (“Tax Act”);

•	our belief that new markets will grow in the water desalination market;

•	our expectation that we will be able to enforce our intellectual property rights;

•	our expectation that the adoption of new accounting standards will not have a material impact on our financial position or results of operations;

•	the outcome of proceedings, lawsuits, disputes and claims;

•	the impact of losses due to indemnification obligations; and

•	the impact of changes in internal control over financial reporting.

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

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 26 –

Overview

Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “we”, “our” and “us”) (Nasdaq: ERII) is an engineering-driven technology company that engineers, designs, manufactures and supplies solutions for industrial fluid flow processes. We offer technologies, which can drive meaningful, immediate cost savings and operational efficiencies for our customers. We currently operate in two markets - water and oil & gas - and our products are utilized in these markets to either recycle and convert wasted pressure energy into a usable asset or to preserve pumps that are subject to hostile processing environments.

Energy Recovery was incorporated in Virginia in 1992 and reincorporated in Delaware in 2001. Our headquarters and principal research, development and manufacturing facility is located in California. We are also constructing a new facility in Texas, which we expect to move into in the fourth quarter of 2019, which will serve as a new commercial development center for oil and gas field testing and training. We maintain direct sales offices and technical support centers in Europe, the Middle East and Asia.

Our reportable operating segments consist of the Water Segment and the Oil & Gas Segment. These segments are based on the industries in which the technology solutions are sold, the type of energy recovery device or other technology sold and the related solution and service.

Water Segment

Our Water Segment consists of revenues and expenses associated with solutions sold for use in seawater, brackish and wastewater reverse osmosis desalination. Our Water Segment revenue is principally derived from the sale of energy recovery devices (“ERDs”) and high-pressure and circulation pumps to our mega-project (“MPD”), original equipment manufacturer (“OEM”) and after-market (“AM”) channels. MPD sales are typically made to global engineering, procurement and construction (“EPC”) firms to build very large desalination plants worldwide. Our typical MPD sale consists of our PX Pressure Exchangers® (“PXs”), and each MPD sale represents revenue opportunities generally ranging from $1 million to $10 million. Our packaged solutions to OEMs include PXs, turbochargers, high-pressure pumps and circulation “booster” pumps for integration and use in small- to medium-sized desalination plants. OEM projects typically represent revenue opportunities of up to $1 million. Our existing and expanding installed base of ERD and pump products in water plants has created a growing customer base comprised of plant operators and service providers who purchase spare parts, replacement parts and service contracts through our AM channel.

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

Total Revenue

	Three Months Ended September 30,
	2019		2018		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except percentages)
Water	$21,752	88%	$18,464	83%	$3,288	18%
Oil & Gas	—	—%	114	1%	(114)	(100)%
Product revenue	21,752	88%	18,578	84%	3,174	17%
License and development revenue	3,098	12%	3,661	16%	(563)	(15)%
Total revenue	$24,850	100%	$22,239	100%	$2,611	12%

Water Segment

During the three months ended September 30, 2019, compared to the three months ended September 30, 2018, Water Segment product revenue increased by $3.3 million, or 18%, due primarily to an increase of shipments across all channels, including AM, MPD and OEM channels. Significant variability from quarter to quarter is typical, and year on year quarterly comparisons are not necessarily indicative of the trend for the full year due to these variations.

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 27 –

Oil & Gas Segment

During the three months ended September 30, 2019, compared to the three months ended September 30, 2018, Oil & Gas Segment product revenue decreased by $0.1 million as there were no product sales in the third quarter of 2019. Our Oil & Gas Segment revenue, which is primarily comprised of license and development revenue that is calculated as a percentage of Cost to Total Cost, decreased by $0.6 million, or 15%, in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, due primarily to an increase in total estimated project costs.

	Nine Months Ended September 30,
	2019		2018		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except percentages)
Water	$56,946	85%	$46,628	82%	$10,318	22%
Oil & Gas	104	—%	414	1%	(310)	(75)%
Product revenue	57,050	85%	47,042	83%	10,008	21%
License and development revenue	10,391	15%	9,768	17%	623	6%
Total revenue	$67,441	100%	$56,810	100%	$10,631	19%

Water Segment

During the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, Water Segment product revenue increased by $10.3 million, or 22%, due primarily to an increase of shipments across all channels, including AM, MPD and OEM channels.

Oil & Gas Segment

During the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, Oil & Gas Segment product revenue decreased by $0.3 million. Our Oil & Gas Segment revenue, which is primarily comprised of license and development revenue, increased by $0.6 million, or 6%, in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, due primarily to an increase in total estimated project costs.

Product Gross Profit and Gross Margin

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense and manufactured components.

	Three Months Ended September 30,
	2019		2018
	Gross Profit (Deficit)	Gross Margin	Gross Profit (Deficit)	Gross Margin	Change
	(In thousands, except percentages)
Water	$16,327	75.1%	$13,613	73.7%	$2,714
Oil & Gas	—	—%	(57)	(50.0)%	57
Product gross profit and gross margin	$16,327	75.1%	$13,556	73.0%	$2,771

During the three months ended September 30, 2019, compared to the three months ended September 30, 2018, product gross profit increased $2.8 million, or 20.4%, due primarily to a $2.7 million increase in Water Segment product gross profit related to higher volumes of products sold, in particular, increased sales of PXs, and favorable price and product mix.

Product gross margin increased by 210 basis points to 75.1% in the three months ended September 30, 2019, compared to 73.0% in the three months ended September 30, 2018. This increase was largely driven by favorable price and product mix, continued improvements in manufacturing efficiencies and higher production levels in the Water Segment to support increased demand.

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 28 –

	Nine Months Ended September 30,
	2019		2018
	Gross Profit (Deficit)	Gross Margin	Gross Profit (Deficit)	Gross Margin	Change
	(In thousands, except percentages)
Water	$41,291	72.5%	$32,909	70.6%	$8,382
Oil & Gas	(84)	(80.8)%	(179)	(43.2)%	95
Product gross profit and gross margin	$41,207	72.2%	$32,730	69.6%	$8,477

During the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, product gross profit increased $8.5 million, or 25.9%, due primarily to a $8.4 million increase in Water Segment product gross profit related to higher volumes of products sold, in particular, increased sales of PXs, and favorable price and product mix.

Product gross margin increased by 260 basis points to 72.2% in the nine months ended September 30, 2019, compared to 69.6% in the nine months ended September 30, 2018. This increase was largely driven by favorable price and product mix, continued improvements in manufacturing efficiencies and higher production levels in the Water Segment to support increased demand.

Operating Expenses

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands)
Operating expenses
General and administrative	$359	$431	$790	$470	$373	$843
Sales and marketing	1,850	92	1,942	1,435	335	1,770
Research and development	886	5,667	6,553	545	3,713	4,258
Amortization of intangibles	156	0	156	158	0	158
Total operating expenses	$3,251	$6,190	9,441	$2,608	$4,421	7,029
Corporate operating expenses			5,413			4,538
Total operating expenses			$14,854			$11,567
Operating Expenses - Segment

Water Segment operating expenses were $3.3 million for the three months ended September 30, 2019, compared to $2.6 million for the three months ended September 30, 2018, an increase of $0.6 million, or 25%, due primarily to higher sales and marketing (“S&M”) expenses of $0.4 million and research and development (“R&D”) expenses of $0.3 million, partially offset by lower general and administrative (“G&A”) expenses of $0.1 million. Our higher S&M expenses are due primarily to higher employee headcount and personnel-related costs. The higher R&D expense is due primarily to both the expansion of our current product offering as well as to the improvement of existing technologies.

Oil & Gas Segment operating expenses were $6.2 million for the three months ended September 30, 2019, compared to $4.4 million for the three months ended September 30, 2018, an increase of $1.8 million, or 40%, due primarily to an increase in R&D expense of $2.0 million, due primarily to higher testing supplies expenditures, employee headcount and personnel-related expenses and equipment depreciation, partially offset by lower S&M costs of $0.2 million.

Corporate operating expenses were $5.4 million for the three months ended September 30, 2019, compared to $4.5 million for the three months ended September 30, 2018, an increase of $0.9 million, or 19%, due primarily to higher employee headcount and other personnel-related expenses, partially offset by lower professional services costs.

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 29 –

Total Operating Expenses

Total operating expenses were $14.9 million for the three months ended September 30, 2019, compared to $11.6 million for the three months ended September 30, 2018, an increase $3.3 million, or 28%, due primarily to increases of $2.4 million in R&D expenses, $0.5 million in S&M expenses, and $0.4 million in G&A expenses. Total operating expenses were 60% of total revenue for the three months ended September 30, 2019, as compared to 52% of total revenue for the three months ended September 30, 2018, an increase of 800 basis points.

G&A expenses were $5.7 million for the three months ended September 30, 2019, compared to $5.3 million for the three months ended September 30, 2018, an increase of $0.4 million, or 8%, due primarily to an increase in employee headcount and other personnel-related costs of $0.5 million and other costs of $0.2 million, partially offset by lower professional services costs of $0.3 million.

S&M expenses were $2.4 million for the three months ended September 30, 2019, compared to $1.9 million for the three months ended September 30, 2018, an increase of $0.5 million, or 26%, due primarily to an increase in employee headcount and other personnel-related costs of $0.4 million and marketing costs of $0.1 million.

R&D expenses were $6.6 million for the three months ended September 30, 2019, compared to $4.3 million for the three months ended September 30, 2018, an increase of $2.4 million, or 55%, due primarily to higher testing supplies expenditures of $1.1 million, depreciation expense of certain test equipment of $0.7 million, an increase in employee headcount and personnel-related costs of $0.5 million, and facility costs of $0.1 million.

Amortization of intangible assets is related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, did not materially change.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands)
Operating expenses
General and administrative	$1,456	$1,207	$2,663	$1,441	$1,395	$2,836
Sales and marketing	5,058	674	5,732	4,243	997	5,240
Research and development	2,794	13,335	16,129	1,019	10,753	11,772
Amortization of intangibles	469	—	469	474	—	474
Total operating expenses	$9,777	$15,216	24,993	$7,177	$13,145	20,322
Corporate operating expenses			15,330			13,617
Total operating expenses			$40,323			$33,939

Operating Expenses - Segment

Water Segment operating expenses were $9.8 million for the nine months ended September 30, 2019, compared to $7.2 million for the nine months ended September 30, 2018, an increase of $2.6 million, or 36%, due primarily to a $1.8 million increase in R&D expense and a $0.8 million in S&M expense. Our higher S&M expenses are due primarily to higher employee headcount and personnel-related costs. The higher R&D expense is due primarily to both the expansion of our current product offering as well as to the improvement of existing technologies.

Oil & Gas Segment operating expenses were $15.2 million for the nine months ended September 30, 2019, compared to $13.1 million for the nine months ended September 30, 2018, an increase of $2.1 million, or 16%, due primarily to an increase in R&D expense of $2.6 million, partially offset by decreases of $0.2 million and $0.3 million in G&A and S&M expenses, respectively. The increase in expenditures is due primarily to the commercialization of new technologies.

Corporate operating expenses were $15.3 million for the nine months ended September 30, 2019, compared to $13.6 million for the nine months ended September 30, 2018, an increase of $1.7 million, or 13%, due primarily to higher employee headcount and personnel-related expenses, partially offset by lower professional services costs and equipment depreciation expenses.

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 30 –

Total Operating Expenses

Total operating expenses were $40.3 million for the nine months ended September 30, 2019, compared to $33.9 million for the nine months ended September 30, 2018, an increase of $6.4 million, or 19%, due primarily to increases of $4.6 million in R&D expense, $1.1 million in S&M expense, and $0.8 million in G&A expense. Total operating expenses were 60% of total revenue for both of the nine months ended September 30, 2019 and 2018.

G&A expenses were $16.8 million for the nine months ended September 30, 2019, compared to $16.0 million for the nine months ended September 30, 2018, an increase of $0.8 million, or 5%, due primarily to an increase in employee headcount and other personnel-related costs of $1.3 million, partially offset by lower professional services costs of $0.3 million, equipment depreciation of $0.1 million, and other costs of $0.1 million.

S&M expenses were $6.7 million for the nine months ended September 30, 2019, compared to $5.6 million for the nine months ended September 30, 2018, an increase of $1.1 million, or 19%, due primarily to an increase in employee headcount and other personnel-related costs of $0.7 million, outside commission costs of $0.3 million, and marketing costs of $0.2 million, partially offset by lower other costs of $0.1 million.

R&D expenses were $16.4 million for the nine months ended September 30, 2019, compared to $11.8 million for the nine months ended September 30, 2018, an increase of $4.6 million, or 39%, due primarily to higher testing supplies expenditures of $1.8 million, higher employee headcount and personnel-related costs of $1.5 million, higher depreciation expense of certain test equipment of $0.9 million, and loss on disposal of assets of $0.4 million.

Amortization of intangible assets is related to finite-lived intangible assets acquired as a result of our purchase of Pump Engineering, LLC in December 2009. Amortization expense in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, did not materially change.

Other Income, Net

	Three Months Ended September 30,
	2019		2018
	$	% of Total Revenue	$	% of Total Revenue
	(In thousands, except percentages)
Other income:
Interest income	$500	2.0%	$369	1.7%
Other non-operating expense, net	(5)	—%	(22)	(0.1)%
Total other income, net	$495	2.0%	$347	1.6%

Total other income, net, increased $0.1 million during the three months ended September 30, 2019, compared to the three months ended September 30, 2018, due primarily to an increase in interest income.

	Nine Months Ended September 30,
	2019		2018
	$	% of Total Revenue	$	% of Total Revenue
	(In thousands, except percentages)
Other income:
Interest income	$1,551	2.3%	$1,043	1.8%
Interest expense	—	0.0%	(1)	0.0%
Other non-operating expense, net	(77)	(0.1)%	(66)	(0.1)%
Total other income, net	$1,474	2.2%	$976	1.7%

Total other income, net, increased $0.5 million during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, due primarily to an increase in interest income.

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 31 –

Income Taxes

For the nine months ended September 30, 2019, we recognized an income tax expense of $1.2 million, which included a discrete tax benefit of $1.0 million. The discrete tax benefit included a deferred tax benefit of $1.0 million related to an increase in prior year U.S. federal research and development credits and a discrete tax benefit of $0.4 million related to tax deductions from stock-based compensation, partially offset by deferred tax expense of $0.4 million primarily related to a remeasurement of our state deferred tax assets due to an adjustment to our estimated blended state effective tax rate.

For the nine months ended September 30, 2018, we recognized an income tax benefit of $10.1 million, which included a discrete tax benefit of $12.4 million. The discrete tax benefit included a tax benefit of $11.6 million related to the income tax effects of a tax election related to a change to our international tax structure in Ireland that was effective in the second quarter of 2018. This resulted in a deferred tax asset related to tax expense recorded on earnings and profits under the U.S. Tax Cut and Jobs Act on deferred revenue not yet recognized under U.S. GAAP. In addition, the discrete tax benefit also included a $0.6 million discrete tax benefit related to tax deductions from stock-based compensation.

The effective tax rate for the nine months ended September 30, 2019 and 2018 was 9.6% and (106.3)%, respectively. Excluding the discrete tax income tax items, the effective tax rate for the nine months ended September 30, 2019 and 2018 was 17.7% and 24.0%, respectively. The effective tax rate for September 30, 2018 was adversely impacted by the full valuation allowance related to the losses in our Irish operations.

Liquidity and Capital Resources

Overview

Our primary source of cash for funding our operations and capital expenditures has been proceeds from customer payments for our products and services and the issuance of common stock.

As of September 30, 2019, our principal sources of liquidity consisted of: (i) unrestricted cash and cash equivalents of $29.7 million, (ii) short-term investments of $59.9 million that are primarily invested in marketable debt instruments such as corporate notes and bonds and U.S. Treasury securities, and (iii) accounts receivable, net of allowances of $20.8 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed.

As of September 30, 2019 and December 31, 2018, we had $1.1 million and $4.1 million, respectively, of short-term contract assets which represents unbilled receivables. In the Water Segment, we had contract assets of $1.1 million pertaining to customer contractual holdback provisions, pursuant to which we will invoice the final retention payment(s) due under certain sales contracts in the next 12 months as of September 30, 2019. The customer holdbacks represent amounts intended to provide a form of security for the customer and, accordingly, these contract assets have not been discounted to present value. In the Oil & Gas Segment, there were no unbilled project costs at September 30, 2019.

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

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 32 –

The Loan and Pledge Agreement was further amended on March 30, 2018 to extend the termination date of the Loan and Pledge Agreement from March 31, 2018 to March 31, 2020. The covenants of the Loan and Pledge Agreement were further amended on August 24, 2018 to permit us to incur indebtedness owed to a foreign subsidiary in an aggregate amount not to exceed $66.0 million, which amount is subordinated to any amounts outstanding under the Loan and Pledge Agreement.

The Loan and Pledge Agreement was subsequently amended on April 8, 2019 to extend the term of any Letter of Credit to not exceed two years, and to permit us to issue SBLCs up to one year past the expiration date of the loan agreement. On April 8, 2019 and on April 23, 2019, the Loan and Pledge Agreement was amended to clarify certain additional terms.

The Loan and Pledge Agreement was again amended on June 17, 2019 to extend the termination date to June 30, 2022 and limit the term of any SBLC to three years. The Loan and Pledge Agreement was amended to clarify certain additional terms.

As of September 30, 2019 and December 31, 2018, no debt was outstanding under the Loan and Pledge Agreement, however, the SBLCs are deducted from the total revolving credit line. See our 2018 Annual Report on Form 10‑K and Note 7, “Lines of Credit,” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Stand-By Letters of Credit

As of September 30, 2019, we had SBLCs with various financial institutions totaling $11.2 million whereby we are required to maintain a U.S. investment balance of $11.2 million. SBLCs are subject to fees based on the amount of the letter of credit that are payable quarterly and are non-refundable.

Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$503	$9,749
Net cash provided by (used in) investing activities	1,821	(150)
Net cash provided by (used in) financing activities	5,335	(6,250)
Effect of exchange rate differences on cash and cash equivalents	—	14
Net change in cash, cash equivalents and restricted cash	$7,659	$3,363

Cash Flows from Operating Activities

Net cash provided by operating activities is primarily generated by net income and is adjusted for certain non-cash items and changes in assets and liabilities.

Cash provided by operating activities was lower in the nine months ended September 30, 2019, compared to the cash provided by operating activities for the nine months ended September 30, 2018, due primarily to cash used for operating asset and liabilities of $12.7 million, partially offset by cash provided by net income adjusted for certain non-cash items of $3.5 million. Cash used for assets and liabilities in the nine months ended September 30, 2019, compared to the cash used for the nine months ended September 30, 2018, was higher due primarily to accounts receivable of $15.1 million related to the timing of customer invoicing and collections, inventory of $1.0 million, and contract liabilities of $0.3 million, partially offset by cash provided from accounts payable of $2.1 million due to the timing of the payment of vendor invoices, as well as prepaid expenses of $0.8 million and income taxes payable of $0.7 million.

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

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 33 –

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities primarily relates to maturities and purchases of marketable securities, capital expenditures supporting our growth and changes in our restricted cash used to collateralize our SBLCs and other contingent considerations. Our investments in marketable securities are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.

Cash provided by investing activities was higher by $2.0 million in the nine months ended September 30, 2019, compared to cash used in investing activities for the nine months ended September 30, 2018, due primarily to higher sales and maturities of investments net of purchases (due to the nature and timing of investment activities) of $5.4 million, partially offset by a higher use of cash for capital expenditures of $3.5 million.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities primarily relates to the issuance of equity typically from stock-based compensation and equity buy-backs.

Cash provided by financing activities was higher by $11.6 million in the nine months ended September 30, 2019, compared to cash used in financing activities for the nine months ended September 30, 2018, due primarily to the use of $10.0 million cash in the first nine months of 2018 for the repurchase of common stock that was not undertaken in the nine months ended September 30, 2019, and cash received from issuance of common stock under our employee stock-based program of $1.6 million.

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

Recent Accounting Pronouncements

Refer to Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

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

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 34 –

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

Interest Rate Risk and Credit Risk

We have an investment portfolio of fixed-income marketable debt securities including amounts classified as cash equivalents, and short- and long-term investments. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in investment-grade short-term and long-term debt instruments of high-quality corporate issuers and instruments of the U.S. government and its agencies. These investments are subject to counter-party credit risk. To minimize this risk, we invest pursuant to an investment policy approved by our Board. The policy mandates high credit rating requirements and restricts our exposure to any single corporate issuer by imposing concentration limits.

At September 30, 2019, our investments totaled approximately $67.5 million. These investments were presented in short-term investments and long-term investments on our Condensed Consolidated Balance Sheets as of September 30, 2019. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than seven months. A hypothetical 1% increase in interest rates would have resulted in an approximately $0.4 million decrease in the fair value of our fixed-income debt securities as of September 30, 2019.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 35 –

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Note 16, “Litigation,” of our Annual Report on Form 10-K filed with the SEC on March 7, 2019, as amended on March 12, 2019, provides information on certain litigation in which we are involved.

For an update on the litigation matters previously disclosed in our Form 10‑K, see the discussion in Note 8, “Commitments and Contingencies – Litigation,” of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10‑Q, which discussion is incorporated by reference into this Item 1.

Item 1A — Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in our Annual Report on Form 10‑K filed on March 7, 2019, as amended on March 12, 2019.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None.

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 36 –

Item 6 — Exhibits

A list of exhibits filed or furnished with this report, or incorporated herein by reference is found in the Exhibit Index below.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
The certifications furnished in Exhibits 32.1 are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 37 –

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	November 1, 2019	By:	/s/ CHRIS GANNON
Chris Gannon
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2019	By:	/s/ JOSHUA BALLARD
Joshua Ballard
Chief Financial Officer
(Principal Financial and Accounting Officer)

Energy Recovery, Inc. | Q3’19 Form 10-Q	– 38 –