Form 10-Q
period 2020-03-31
Energy Recovery, Inc.
filed 2020-05-01
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to __________
Commission File Number: 001-34112
Energy Recovery, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	01-0616867
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1717 Doolittle Drive, San Leandro, California 94577
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

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☑
As of April 24, 2020, there were 55,546,399 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(In thousands, except share data and par value)
ASSETS
Current assets:
Cash and cash equivalents	$32,842	$26,387
Short-term investments	40,995	58,736
Accounts receivable, net	13,841	12,979
Inventories, net	10,938	10,317
Prepaid expenses and other current assets	5,187	4,548
Total current assets	103,803	112,967
Long-term investments	19,361	15,419
Deferred tax assets, non-current	16,932	16,897
Property and equipment, net	19,780	18,843
Operating lease, right of use asset	17,253	11,195
Goodwill	12,790	12,790
Other intangible assets, net	61	65
Other assets, non-current	632	598
Total assets	$190,612	$188,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,868	$1,192
Accrued expenses and other current liabilities	6,156	9,869
Lease liabilities	1,209	1,023
Contract liabilities	16,509	15,746
Total current liabilities	25,742	27,830
Lease liabilities, non-current	17,523	11,533
Contract liabilities, non-current	8,805	13,120
Other non-current liabilities	277	278
Total liabilities	52,347	52,761
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	61	61
Additional paid-in capital	171,954	170,028
Accumulated other comprehensive loss	(332)	(37)
Treasury stock	(30,486)	(30,486)
Accumulated deficit	(2,932)	(3,553)
Total stockholders’ equity	138,265	136,013
Total liabilities and stockholders’ equity	$190,612	$188,774

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 3

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Product revenue	$19,001	$16,072
Product cost of revenue	5,684	4,935
Product gross profit	13,317	11,137

License and development revenue	2,543	3,723

Operating expenses:
General and administrative	6,881	5,579
Sales and marketing	2,138	2,162
Research and development	6,709	4,254
Amortization of intangible assets	4	156
Total operating expenses	15,732	12,151
Income from operations	128	2,709

Other income (expense):
Interest income	420	523
Other non-operating expense, net	(12)	(24)
Total other income, net	408	499
Income before income taxes	536	3,208
(Benefit from) provision for income taxes	(85)	554
Net income	$621	$2,654

Earnings per share:
Basic	$0.01	$0.05
Diluted	$0.01	$0.05

Number of shares used in per share calculations:
Basic	55,412	54,116
Diluted	56,542	55,368

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 4

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income	$621	$2,654
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(25)	(24)
Unrealized (loss) gain on investments	(270)	84
Other comprehensive (loss) income, net of tax	(295)	60
Comprehensive income	$326	$2,714

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 5

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$621	$2,654
Adjustments to reconcile net income to cash used in operating activities
Stock-based compensation	1,503	1,678
Depreciation and amortization	1,258	900
Amortization (accretion) of premiums and discounts on investments	220	(26)
Deferred income taxes	(35)	549
Provision for warranty claims	98	152
Other non-cash adjustments	47	(68)
Changes in operating assets and liabilities:
Accounts receivable, net	(902)	(7,162)
Contract assets	(244)	2,977
Inventories, net	(692)	(218)
Prepaid and other assets	(428)	(140)
Accounts payable	745	18
Accrued expenses and other liabilities	(4,514)	(3,353)
Income taxes	3	10
Contract liabilities	(3,552)	(3,922)
Net cash used in operating activities	(5,872)	(5,951)
Cash flows from investing activities:
Sales of marketable securities	4,974	—
Maturities of marketable securities	21,195	19,599
Purchases of marketable securities	(12,855)	(19,198)
Capital expenditures	(1,380)	(1,566)
Net cash provided by (used in) investing activities	11,934	(1,165)
Cash flows from financing activities:
Net proceeds from issuance of common stock	440	2,191
Tax payment for employee shares withheld	(22)	(34)
Net cash provided by financing activities	418	2,157
Effect of exchange rate differences on cash and cash equivalents	(25)	(4)
Net change in cash, cash equivalents and restricted cash	6,455	(4,963)
Cash, cash equivalents and restricted cash, beginning of year	26,488	22,138
Cash, cash equivalents and restricted cash, end of period	$32,943	$17,175

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 6

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Common stock
Beginning balance	$61	$59
Issuance of common stock, net	—	1
Ending balance	61	60

Additional paid-in capital
Beginning balance	170,028	158,404
Issuance of common stock, net	418	2,156
Stock-based compensation	1,508	1,671
Ending balance	171,954	162,231

Accumulated other comprehensive loss
Beginning balance	(37)	(133)
Other comprehensive (loss) income
Foreign currency translation adjustments	(25)	(24)
Unrealized (loss) gain on investments	(270)	84
Total other comprehensive (loss) income, net	(295)	60
Ending balance	(332)	(73)

Treasury stock
Beginning and ending balance	(30,486)	(30,486)

Accumulated deficit
Beginning balance	(3,553)	(14,466)
Net income	621	2,654
Ending balance	(2,932)	(11,812)

Total stockholders’ equity	$138,265	$119,920

Common stock issued (number of shares)
Beginning balance	60,718	59,396
Issuance of common stock, net	281	523
Ending balance	60,999	59,919

Treasury stock (number of shares)
Beginning and ending balance	5,456	5,456

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 7

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Description of Business and Significant Accounting Policies

Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company” or “Energy Recovery”) has, for more than 20 years, created technologies that solve complex challenges for industrial fluid flow markets worldwide. The Company designs and manufactures solutions that reduce waste, improve operational efficiency, and lower the production costs of clean water and oil & gas. The Company’s solutions are marketed and sold in fluid flow markets such as water, oil & gas and chemical processing under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, VorTeq™, MTeq™, IsoBoost®, IsoGen®, AT™ and AquaBold™. The Company owns, manufactures and/or develops its solutions, in whole or in part, in the United States of America (“U.S.”).

Basis of Presentation

The Company’s Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2019 Condensed Consolidated Balance Sheet was derived from audited financial statements and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading.

The March 31, 2020 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2020 (“2019 Annual Report”).

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

Due to the novel coronavirus (“COVID-19”) pandemic, the reduced demand of oil and gas, as well as the oversupply of oil, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 1, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. The Company undertakes no obligation to update publicly these estimates for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 8

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Accounting Policies

Except for adopting new accounting pronouncements, as noted under “Recently Adopted Accounting Pronouncements,” there have been no material changes to the Company’s significant accounting policies in Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in the 2019 Annual Report.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends Accounting Standards Codification (“ASC”) 326, Financial Instruments-Credit Losses (“ASC 326”). Subsequent to the issuance of ASU 2016-13, ASC 326 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update. The new guidance introduces the current expected credit loss (“CECL”) model, which will require an entity to record an allowance for credit losses for certain financial instruments and financial assets, including trade receivables, based on expected losses rather than incurred losses. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2020-02”), which amends the language in Subtopic 326-20 and addresses questions primarily regarding documentation and company policies. ASU 2016-13 and its amendments are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2019, on a modified retrospective basis. The adoption of ASU 2016-13 and its amendments on January 1, 2020 did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures. The Company will continue to actively monitor the impact of the recent COVID-19 pandemic, the reduced demand of oil and gas, as well as the oversupply of oil, on expected credit losses.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). This ASU improves and clarifies various financial instruments topics, including the CECL standard issued in 2016. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The adoption of ASU 2020-03 on January 1, 2020 did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made (i.e., as early as the first quarter 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have completed. The Company is currently evaluating the impact of the provisions of ASU 2020-04 on its financial condition, results of operation, and cash flows.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 9

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Revenue

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands)
Primary geographical market
Middle East and Africa	$16,231	$—	$16,231	$8,698	$104	$8,802
Americas	1,201	2,543	3,744	4,023	3,723	7,746
Europe	794	—	794	1,113	—	1,113
Asia	775	—	775	2,134	—	2,134
Total revenue	$19,001	$2,543	$21,544	$15,968	$3,827	$19,795

Major product/service line
PX Pressure Exchangers, pumps and turbo devices	$19,001	$—	$19,001	$15,968	$104	$16,072
License and development	—	2,543	2,543	—	3,723	3,723
Total revenue	$19,001	$2,543	$21,544	$15,968	$3,827	$19,795

Contract Balances

The following table presents contract balances by category.

	March 31, 2020	December 31, 2019
	(In thousands)
Accounts receivable, net	$13,841	$12,979
Contract assets:
Contract assets, current (included in prepaid expenses and other current assets)	$936	$501
Contract assets, non-current (included in other assets, non-current)	—	191
Total contract assets	$936	$692

Current contract liabilities:
Customer deposits	$536	$1,506
Deferred revenue:
License and development	15,636	13,846
Product	78	78
Service	259	316
Total deferred revenue	15,973	14,240
Total current contract liability	16,509	15,746
Non-current contract liabilities, deferred revenue
License and development	8,717	13,048
Product	88	72
Total non-current contract liability	8,805	13,120
Total contract liability	$25,314	$28,866

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 10

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company records unbilled receivables as contract assets. The following table presents significant changes in contract assets during the period.

	March 31, 2020	December 31, 2019
	(In thousands)
Contract assets balance, beginning of year	$692	$4,083
Transferred to trade receivables	(5,579)	(13,155)
Additions to contract assets	5,823	9,764
Contract assets balance, end of period	$936	$692

The Company records contract liabilities when cash payments are received in advance of the Company’s performance. The following table presents significant changes in contract liabilities during the period.

	March 31, 2020	December 31, 2019
	(In thousands)
Contract liabilities balance, beginning of year	$28,866	$42,809
Revenue recognized	(3,980)	(15,247)
Increase due to cash received, excluding amounts recognized as revenue during the period	428	1,304
Contract liabilities balance, end of period	$25,314	$28,866

Transaction Price Allocated to the Remaining Performance Obligation

The following table presents the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied.

March 31, 2020
(In thousands)
Year:
2020 (remaining nine months)	$26,185
2021	17,931
2022	661
2023	646
2024 and thereafter	4,385
Total performance obligation	$49,808

Note 3 — Earnings per Share

Net income for the reported period is divided by the weighted average number of common shares outstanding during the reported period to calculate basic earnings per common share. Basic earnings per share exclude any dilutive effect of stock options and restricted stock units (“RSU”).

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

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 11

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share amounts)
Numerator:
Net income	$621	$2,654

Denominator (weighted average shares):
Basic common shares outstanding	55,412	54,116
Dilutive stock awards	1,130	1,252
Diluted common shares outstanding	56,542	55,368

Earnings per share:
Basic	$0.01	$0.05
Diluted	$0.01	$0.05

The following table presents the potential common shares issuable under stock awards that were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Anti-dilutive stock awards	2,495	2,461

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

	March 31, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$32,842	$26,387
Restricted cash, non-current (included in other assets, non-current)	101	101
Total cash, cash equivalents and restricted cash	$32,943	$26,488

The Company pledged cash in connection with certain stand-by letters of credit and Company credit cards. The Company deposited corresponding amounts into restricted accounts at several financial institutions.

Accounts Receivable, net

	March 31, 2020	December 31, 2019
	(In thousands)
Accounts receivable, gross	$14,189	$13,287
Allowance for doubtful accounts	(348)	(308)
Accounts receivable, net	$13,841	$12,979

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 12

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

	March 31, 2020	December 31, 2019
	(In thousands)
Raw materials	$4,947	$3,742
Work in process	2,230	2,141
Finished goods	3,761	4,434
Inventories, net	$10,938	$10,317

Inventories are stated at the lower of cost or net realizable value (using the first-in, first-out method). Valuation adjustments for excess and obsolete inventory reflected as a reduction of inventory was $0.4 million at March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020, due to the COVID-19 pandemic, the Company expensed $0.5 million to product cost of revenue related to the reduced utilization of its manufacturing facility due to the Company’s decision to temporarily suspend its manufacturing activities in light of measures adopted by state and local authorities to contain the spread of COVID-19. Subsequent to the quarter ended March 31, 2020, the Company has commenced limited manufacturing at its two facilities in accordance with federal, state and local regulations and guidance.

Accrued Expenses and Other Current Liabilities

	March 31, 2020	December 31, 2019
	(In thousands)
Payroll, incentives and commissions payable	$3,538	$6,040
Accrued warranty reserve	665	631
Other accrued expenses and current liabilities	1,953	3,198
Total accrued expenses and other current liabilities	$6,156	$9,869

Note 5 — Investments and Fair Value Measurements

The following table presents the Company’s cash equivalents and marketable securities in the form of short-term investments and long-term investments.

	March 31, 2020	December 31, 2019
	(In thousands)
Cash equivalents	$20,638	$11,668
Short-term investments	40,995	58,736
Long-term investments	19,361	15,419
Total cash equivalents and marketable securities	$80,994	$85,823

As of March 31, 2020 and December 31, 2019, there were no available-for-sale investments reported in cash equivalents.

Available-for-Sale Investments

The Company’s short-term and long-term investments are all classified as available-for-sale. As of March 31, 2020 and December 31, 2019, all available-for-sale investments were either classified as short-term with maturities less than 12 months or long-term with maturities over 12 months.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 13

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company generally holds available-for-sale investments until maturity; however, from time-to-time, the Company may elect to sell certain available-for-sale investments prior to maturity. The following table presents the sales of available-for-sale investments.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Corporate notes and bonds	$4,974	$—

The following tables present available-for-sale investments and their related gross unrealized holding gains and losses as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
U.S. treasury securities	$3,558	$33	$—	$3,591
Corporate notes and bonds	37,540	5	(141)	37,404
Total short-term investments	41,098	38	(141)	40,995
Long-term investments
U.S. treasury securities	809	13	—	822
Corporate notes and bonds	18,751	11	(223)	18,539
Total long-term investments	19,560	24	(223)	19,361
Total available-for-sale investments	$60,658	$62	$(364)	$60,356

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
U.S. treasury securities	$2,746	$1	$—	$2,747
Corporate notes and bonds	55,951	49	(11)	55,989
Total short-term investments	58,697	50	(11)	58,736
Long-term investments
Corporate notes and bonds	15,415	9	(5)	15,419
Total long-term investments	15,415	9	(5)	15,419
Total available-for-sale investments	$74,112	$59	$(16)	$74,155

The Company monitors investments for impairment. It was determined that unrealized gains and losses at March 31, 2020 and December 31, 2019, are temporary in nature, because the changes in market value for these securities resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. The Company is unlikely to experience gains or losses if these securities are held to maturity. In the event that the Company disposes of these securities before maturity, it is expected that the realized gains or losses, if any, will be immaterial.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 14

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The following table presents the amortized cost and the related fair value of short- and long-term available-for-sale securities with stated maturities shown by contractual maturity.

	March 31, 2020
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$41,098	$40,995
Due in greater than one year	19,560	19,361
Total	$60,658	$60,356

Fair Value of Financial Instruments

All of the Company’s financial assets and liabilities are remeasured and reported at fair value at each reporting period; and are classified and disclosed in one of the following three levels:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
Level 3 — Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.

The following tables present the fair value of financial assets measured on a recurring basis. As of March 31, 2020 and December 31, 2019, the Company had no financial liabilities.

	March 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents
Money market securities	$20,638	$20,638	$—	$—
Total cash equivalents	20,638	20,638	—	—
Short-term investments
U.S. treasury securities	3,591	—	3,591	—
Corporate notes and bonds	37,404	—	37,404	—
Total short-term investments	40,995	—	40,995	—
Long-term investments
U.S. treasury securities	822	—	822	—
Corporate notes and bonds	18,539	—	18,539	—
Total long-term investments	19,361	—	19,361	—
Total fair value of financial assets	$80,994	$20,638	$60,356	$—

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 15

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three months ended March 31, 2020 and year ended December 31, 2019, the Company had no transfers of financial assets between any levels.

The following table presents a summary of the fair value and gross unrealized holding losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument as of March 31, 2020 and December 31, 2019. The available-for-sale for investments that were in an unrealized gain position have been excluded from the table.

	March 31, 2020		December 31, 2019
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. treasury securities	$—	$—	$2,027	$—
Corporate notes and bonds	47,237	(364)	18,754	(16)
Total available-for-sale investments with unrealized loss positions	$47,237	$(364)	$20,781	$(16)

Note 6 — Goodwill and Intangible Assets

Goodwill

The net carrying amount of goodwill as of March 31, 2020 and December 31, 2019 was $12.8 million. As of March 31, 2020, the Company’s goodwill was not impaired.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 16

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

The following table presents identifiable intangible assets as of the date indicated, all of which are finite-lived. All intangible assets are amortized on a straight-line basis over their useful life.

	March 31, 2020	December 31, 2019
	(In thousands)
Finite-lived intangible assets	$286	$6,386
Accumulated amortization	(225)	(6,321)
Intangible assets, net	$61	$65

The reduction in the balance, from December 31, 2019 to March 31, 2020, of the gross other intangible assets and related accumulated amortization was due to the retirement of fully amortized patent assets.

Note 7 — Lines of Credit

Loan and Pledge Agreement

The Company entered into a loan and pledge agreement with a financial institution on January 27, 2017. Since inception, this loan and pledge agreement has been amended multiple times to accommodate the growth of the Company (the amended loan and pledge agreement is hereinafter referred to as the “Loan and Pledge Agreement”). The Loan and Pledge Agreement, as amended, which will expire on June 30, 2022, provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. The covenants of the Loan and Pledge Agreement allow the Company to incur indebtedness owed to a foreign subsidiary in an aggregate amount not to exceed $66.0 million, which amount is subordinated to any amounts outstanding under the Loan and Pledge Agreement.

As of March 31, 2020 and December 31, 2019, there was no debt outstanding under the Loan and Pledge Agreement.

Stand-By Letters of Credit

Under the Loan and Pledge Agreement, the Company is allowed to issue stand-by letters of credit (“SBLCs”) up to one year past the expiration date of the Loan and Pledge Agreement and to hold SBLCs with other financial institutions up to $5.1 million. SBLCs have a term limit of three years, are secured by pledged U.S. investments, and do not have any cash collateral balance requirements. SBLCs are deducted from the total revolving credit line under the Loan and Pledge Agreement, and are subject to a non-refundable quarterly fee that is in an amount equal to 0.7% per annum of the face amount of the outstanding SBLCs.

As of March 31, 2020 and December 31, 2019, there were $11.6 million and $11.8 million, respectively, of outstanding SBLCs.

Note 8 — Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities and equipment under operating leases that expire on various dates through fiscal year 2030.

On January 10, 2019, the Company entered into an industrial lease agreement, which commenced on January 1, 2020. This new lease for a commercial development center for oil & gas field testing, manufacturing, and training, located in Katy, Texas (the “Katy Lease”), includes an office and warehouse space of approximately 25,200 square feet (“sqft.”) and land of approximately 4.5 acres. The Company’s annual base rent obligation, paid monthly, will be approximately $0.3 million with an increase of approximately 3% annually thereafter, totaling $3.6 million, over the term of the lease. The initial term of the Katy Lease is 120 months after the commencement date, and the Company has two options to extend the lease by an additional five-year term per option, which must be exercised by written notice at least six months prior to the end of the relevant term.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 17

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 10, 2020, the Company entered into a lease agreement, that commenced on March 1, 2020, for an additional office and warehouse space of approximately 54,429 sqft., located in Tracy, California (the “Tracy Lease”). The new lease will supplement the existing manufacturing, warehouse and distribution of the Company’s energy recovery devices (“ERDs”) and other products. The Company’s annual base rent obligation, paid monthly, is approximately $0.4 million, with an increase of approximately 3% annually thereafter, totaling $5.0 million, over the term of the lease. The initial term of the Tracy Lease is 122 months after the commencement date, and the Company has one option to extend the lease by an additional five-year term, which must be exercised by written notice at least nine months prior to the end of the original lease term.

The following table presents operating lease activities related to all leased properties.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Operating lease expense	$603	$477
Cash payments	490	447
Non-cash lease liabilities arising from obtaining right-of-use assets	6,384	—

The following table presents other information related to outstanding operating leases as of March 31, 2020.

Weighted average remaining lease term	9.1 years
Weighted average discount rate	7.0%

The following table presents the minimum lease payments under noncancelable operating leases, exclusive of executory costs as of March 31, 2020.

Lease Amounts
(In thousands)
Year:
2020 (remaining nine months)	$1,956
2021	2,468
2022	2,650
2023	2,580
2024	2,812
2025 and thereafter	13,198
Total	25,664
Less imputed lease interest	(6,932)
Total lease liabilities	$18,732

Warranty

The following table presents the changes in the Company’s accrued product warranty reserve.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Warranty reserve balance, beginning of period	$631	$478
Warranty costs charged to cost of revenue	98	152
Utilization charges against reserve	(1)	(12)
Release of accrual related to expired warranties	(63)	(47)
Warranty reserve balance, end of period	$665	$571

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 18

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchase Obligations

The Company has purchase order arrangements with its vendors for which the Company has not received the related goods or services as of March 31, 2020. These arrangements are subject to change based on the Company’s sales demand forecasts. The Company has the right to cancel the arrangements prior to the date of delivery. The purchase order arrangements are related to various raw materials and components parts, as well as for capital equipment. As of March 31, 2020, the Company had approximately $11.3 million of such open cancellable purchase order arrangements.

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

The Company considers all claims on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of March 31, 2020, there were no material losses which were probable or reasonably possible.

Note 9 — Income Taxes

For the three months ended March 31, 2020, the Company recognized an income tax benefit of $0.1 million, which included a discrete tax benefit of $0.2 million, due primarily to stock-based compensation windfalls. For the three months ended March 31, 2019, the Company recognized an income tax expense of $0.6 million, which included a discrete tax benefit of $0.1 million, due primarily to stock-based compensation windfalls.

The effective tax rate for the three months ended March 31, 2020 and 2019 was (15.9%) and 17.3%, respectively. Excluding the discrete tax income tax items, the effective tax rate of 19.5% for the three months ended March 31, 2020, compared to 21.3% for the three months ended March 31, 2019, was lower due primarily to higher anticipated R&D credits in 2020.

Note 10 — Business Segment

The Company’s chief operating decision-maker (“CODM”) is the chief executive officer. The Company’s reportable segments consist of the Water segment and the Oil & Gas segment. These segments are based on the industries in which the products are sold, the type of products sold and the related products and services. The Water segment consists of revenue associated with products sold for use in reverse osmosis desalination as well as the related identifiable expenses. The Oil & Gas segment consists of revenue associated with products sold for use in gas processing, chemical processing and hydraulic fracturing as well as license and development revenue associated therewith. Operating income (loss) for each segment excludes other income and expenses and certain corporate expenses managed outside the operating segment such as income taxes and other separately managed general and administrative expenses not related to the identified segments. Assets and liabilities are reviewed at the consolidated level by the CODM and are not accounted for by segment. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 19

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company’s financial information by segment and corporate operating expenses.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands)
Product revenue	$19,001	$—	$19,001	$15,968	$104	$16,072
Product cost of revenue	5,684	—	5,684	4,747	188	4,935
Product gross profit (loss)	13,317	—	13,317	11,221	(84)	11,137

License and development revenue	—	2,543	2,543	—	3,723	3,723

Operating expenses
General and administrative	405	741	1,146	535	364	899
Sales and marketing	1,676	58	1,734	1,649	263	1,912
Research and development	902	5,247	6,149	804	3,363	4,167
Amortization of intangibles	4	—	4	156	—	156
Total operating expenses	2,987	6,046	9,033	3,144	3,990	7,134

Operating income (loss)	$10,330	$(3,503)	6,827	$8,077	$(351)	7,726

Less: Corporate operating expenses			6,699			5,017
Income from operations			128			2,709
Other income, net			408			499
Income before income taxes			$536			$3,208

Note 11 — Concentrations

Product Revenue

The following table presents customers accounting for 10% or more of the Company’s product revenue by segment.

		Three Months Ended March 31,
	Segment	2020	2019
Customer A	Water	25%	**
Customer B	Water	20%	29%
Customer C	Water	10%	**
Customer D	Water	**	14%
Customer E	Water	**	12%
Customer F	Water	**	10%

**	Zero or less than 10%.

License and Development Revenue

One international Oil & Gas segment customer accounted for 100% of the Company’s license and development revenue for each of the three months ended March 31, 2020 and 2019.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 20

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and 2019, including select information for the year ended December 31, 2019 and including “Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and certain information incorporated by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

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

Forward-looking statements in this report include, without limitation, statements about the following:

•	our belief that the cash on hand, marketable securities and ongoing cash generated from operations should be sufficient to cover the Company’s capital requirements for the next 12 months;

•
our belief that our gross margins will continue to be negatively affected until we are able to operate our manufacturing facilities as originally planned prior to the novel coronavirus (“COVID-19”) global pandemic;

•	our belief that we will be able to fulfill most, if not all, of our existing delivery obligations in fiscal year 2020.

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

•	our ability to meet projected new product development dates, anticipated cost reduction targets or revenue growth objectives for new products;

•	our belief that we can commercialize the VorTeq™ hydraulic fracturing system;

•	our belief that the VorTeq hydraulic fracturing system enables oilfield services (“OFS”) companies to migrate to more efficient pumping technology;

•	our belief that we will be able to enter into a long-term licensing agreement to bring the MTeq™ solution to market;

•	our belief that customers will accept and adopt our new products;

•	our belief that our current facilities will be adequate for the foreseeable future;

•	our expectation that sales outside of the U.S. will remain a significant portion of our revenue;

•	the timing of our receipt of payment for products or services from our customers;

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

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 21

•	our belief that new markets will grow in the water desalination market;

•	our expectation that we will be able to enforce our intellectual property rights;

•	our expectation that the adoption of new accounting standards will not have a material impact on our financial position or results of operations;

•	the outcome of proceedings, lawsuits, disputes and claims;

•	the impact of losses due to indemnification obligations;

•	the impact of changes in internal control over financial reporting; and

•	the development of major public health concerns, including the COVID-19 outbreak or other pandemics arising globally, and the future impact of it and COVID-19 on our business and operations.

You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected in the forward-looking statements, as disclosed from time to time in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as in our Annual Reports to Stockholders and in “Part II, Item 1A – Risk Factors” within this Quarterly Report on Form 10-Q. In preparing the MD&A below, we presume the readers have access to and have read the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2019, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements.

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

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 22

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

We were incorporated in Virginia in 1992 and reincorporated in Delaware in 2001. Our headquarters and principal research, development and manufacturing facility is located in San Leandro, California, and, as of January 2020, we opened our commercial development center for oil & gas field testing, manufacturing, and training, located in Katy, Texas. On February 10, 2020, we leased an additional office and warehouse space located in Tracy, California that commenced on March 1, 2020, to supplement the existing manufacturing, warehouse and distribution of our energy recovery devices (“ERDs”). Our worldwide sales and technical service organization provides on-site support for our line of water solutions, and we maintain direct sales offices and technical support centers in Europe, the Middle East and Asia.

Engineering, research and development have been, and remain, an essential part of our history, culture and corporate strategy. Since our formation, we have developed and become experts in our unique PX Pressure Exchanger technology, which provides benefits when applied to industrial fluid flow system with pressure differentials. Today, we believe our PX Pressure Exchanger is the industry standard in the reverse osmosis desalination industry. In addition, we have been actively developing new applications of our pressure exchanger technology in the oil & gas industry. This focus on engineering, research and development will continue to be a core component of our future strategy as we focus on developing new products outside of our water and oil & gas business units.

Our reportable operating segments consist of the Water and Oil & Gas segments. These segments are based on the industries in which the technology solutions are sold, the type of ERD or other technology sold and the related solution and service. In addition, our Corporate operating expenses includes expenditures in support of Water and Oil & Gas segments, as well as research and development expenditures applicable to potential future industry verticals, or enabling technologies that could benefit either or both existing business units.

Water Segment

Our Water segment consists of revenues and expenses associated with solutions sold for use in reverse osmosis desalination applications. Our Water segment revenue is principally derived from the sale of ERDs and high-pressure and circulation pumps to our mega-project development (“MPD”), original equipment manufacturers (“OEM”) and aftermarket (“AM”) channels. MPD sales are typically made to global EPC firms to build very large desalination plants worldwide. Our typical MPD sale consists of our PX Pressure Exchangers, and each MPD sale represents revenue opportunities generally ranging from $1 million to $18 million. Our packaged solutions to OEMs include our PX Pressure Exchangers, turbochargers, high-pressure pumps and circulation “booster” pumps for integration and use in small- to medium-sized desalination plants. OEM projects typically represent revenue opportunities of up to $1 million. Our existing and expanding installed base of ERD and pump products in water plants has created a growing customer base comprised of plant operators and service providers who purchase spare parts, replacement parts and service contracts through our AM channel.

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

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 23

Quarterly Highlights

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of novel coronavirus (“COVID-19”), a pandemic which has resulted in authorities across the globe implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. In response to measures taken by state and local governments in mid-March, we elected to temporarily suspend our manufacturing activities at our San Leandro headquarters to assess the impact of these orders and to implement health and safety actions recommended by government and health officials to better protect our employees who are required to be present at one of our facilities. In addition, the majority of our employees have been working remotely since that time. In early April, we commenced limited manufacturing at our two facilities in accordance with federal, state and local regulations and guidance.

While we are unable to accurately predict the full impact that COVID-19 will have on our long-term financial condition, result of operations, liquidity and cash flows due to uncertainties, our compliance with these measures did not have a material adverse impact on our financial results for the first quarter of fiscal year 2020. We have, however, begun to take precautionary measures to manage our resources conservatively by reducing and/or deferring capital and operating expenses to mitigate any potential adverse impacts of the pandemic as well as to conserve cash. Based on current projections, which are subject to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the effect of these on the industries in which we compete, we believe our cash on hand and marketable securities, as well as our ongoing cash generated from operations, should be sufficient to cover our capital requirements for the next 12 months from the issuance of this quarterly report. In addition, as a result of our reduced manufacturing levels, our gross margin for the first quarter was negatively affected, and will likely continue to be impacted until such time that we are able to operate our manufacturing facilities as originally planned prior to the COVID-19 pandemic. Notwithstanding the reduction in our manufacturing levels, based on our current rate of production, we believe that we will be able to fulfill most, if not all, of our existing delivery obligations in fiscal year 2020.

While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and our business may be adversely impacted as a result of the pandemic’s global economic impact. In the future, the pandemic may cause reduced demand for our products if it results in a recessionary global economic environment. It could also lead to volatility in access to our products due to government actions impacting our ability to produce and ship products or impacting the construction of large water desalination projects. For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, see Part II, Item 1A, “Risk Factors,” of this Form 10-Q and Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10‑K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission on March 6, 2020 (the “2019 Annual Report”).

Water Segment

•
We have opened our new office and warehouse space in Tracy, California. The new facility will supplement the existing manufacturing, warehouse and distribution of our PX Pressure Exchangers, turbochargers and pumps. Commissioning of this new plant is expected to occur during the summer of 2020, although COVID-19 related disruptions may cause delays.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 24

Results of Operations

A discussion regarding our financial condition and results of operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is presented below.

Total Revenue

Total revenue consists of both product revenue and license and development revenue. See Note 2, “Revenue” and Note 11, “Concentrations” for further discussion of disaggregated revenue by primary geographical region and product type, and customer revenue concentration, respectively, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2020		2019		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except percentages)
Water	$19,001	88%	$15,968	81%	$3,033	19%
Oil & Gas	—	—%	104	—%	(104)	(100%)
Product revenue	19,001	88%	16,072	81%	2,929	18%
License and development revenue	2,543	12%	3,723	19%	(1,180)	(32%)
Total revenue	$21,544	100%	$19,795	100%	$1,749	9%

Water Segment

During the three months ended March 31, 2020, compared to the three months ended March 31, 2019, Water segment product revenue increased by $3.0 million, or 19%, due primarily to an increase of shipments to MPD customers, partially offset by lower shipments to AM and OEM customers. Significant variability from quarter to quarter is typical, and year on year quarterly comparisons are not necessarily indicative of the trend for the full year due to these variations.

In response to measures taken by state and local authorities in mid-March, 2020, we elected to suspend our manufacturing activities to assess the impact of these measures and to implement health and safety procedures at our facilities to better protect our employees. These measures did not have a material effect on our revenues in the first quarter.

Oil & Gas Segment

During the three months ended March 31, 2020, compared to the three months ended March 31, 2019, Oil & Gas segment product revenue decreased by $0.1 million as there were no product sales in the first quarter of 2020. Our Oil & Gas segment revenue, which is primarily comprised of license and development revenue that is calculated as a percentage of cost to total cost, decreased by $1.2 million, or (32%), in the three months ended March 31, 2020, compared to the three months ended March 31, 2019. Oil & Gas revenue in the first quarter consisted only of license and development revenue, which is calculated as a percentage of cost to total cost. There was a decrease in expenditures in the first quarter due to the reallocation of resources to VorTeq related activities unrelated to the recognition of this license and development revenue, which subsequently reduced revenue recognition for the quarter.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 25

Product Gross Profit and Gross Margin

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, depreciation expense and manufactured components.

	Three Months Ended March 31,
	2020		2019		Change
	Gross Profit (Deficit)	Gross Margin	Gross Profit (Deficit)	Gross Margin	Gross Profit (Deficit)	Gross Margin
	(In thousands, except percentages)
Water	$13,317	70.1%	$11,221	70.3%	$2,096	(0.2%)
Oil & Gas	—	—%	(84)	(80.8%)	84	—%
Product gross profit and gross margin	$13,317	70.1%	$11,137	69.3%	$2,180	0.8%

During the three months ended March 31, 2020, compared to the three months ended March 31, 2019, product gross profit increased $2.2 million, or 19.6%, due primarily to higher volume of products sold.

Product gross margin increased by 80 basis points to 70.1% in the three months ended March 31, 2020, compared to 69.3% in the three months ended March 31, 2019, despite an increase of $0.5 million, or 3%, in cost of product revenue related to the reduced utilization of our manufacturing facility in the last two weeks of the quarter due to our decision to temporarily suspend our manufacturing activities in light of measures adopted by state and local authorities to contain the spread of COVID-19, product gross margin increased largely driven by favorable product mix.

Operating Expenses

Total Operating Expenses

	Three Months Ended March 31,
	2020		2019		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except percentages)
General and administrative	$6,881	32%	$5,579	28%	$1,302	23%
Sales and marketing	2,138	10%	2,162	11%	(24)	(1%)
Research and development	6,709	31%	4,254	22%	2,455	58%
Amortization of intangible assets	4	—%	156	1%	(152)	(97%)
Total operating expenses	$15,732	73%	$12,151	61%	$3,581	30%

General and administrative (“G&A”) expenses of $6.9 million for the three months ended March 31, 2020, compared to $5.6 million for the three months ended March 31, 2019, increased $1.3 million, or 23%, due primarily to an increase in employee-related costs of $0.6 million, other costs of $0.4 million and higher professional services of $0.3 million. The increase in employee-related costs was due primarily to recruitment costs related to our Chief Executive Officer search, severance costs, and an increase in salaries and benefits due primarily to higher headcount, partially offset by lower share-based compensation expense.

Sales and marketing (“S&M”) expenses of $2.1 million for the three months ended March 31, 2020, compared to $2.2 million for the three months ended March 31, 2019, decreased 1%, due primarily to a decrease in outside commissions of $0.2 million and marketing costs of $0.1 million, partially offset by an increase in employee-related costs of $0.3 million.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 26

Research and development (“R&D”) expenses of $6.7 million for the three months ended March 31, 2020, compared to $4.3 million for the three months ended March 31, 2019, increased $2.5 million, or 58%, due primarily to higher testing supplies expenditures of $1.5 million, an increase in employee-related costs of $0.6 million, an increase in other costs of $0.3 million, and higher depreciation expense of certain test equipment of $0.1 million. The increase in employee-related costs was due primarily to higher headcount.

Amortization expense in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was lower due primarily to certain finite-live intangible assets that were fully expensed in the prior year.

COVID-19 did not have a material effect on operating expenditures during the three months ended March 31, 2020.

Segment and Corporate Operating Expenses

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Water	Oil & Gas	Corporate	Total	Water	Oil & Gas	Corporate	Total
	(In thousands)
Operating expenses
General and administrative	$405	$741	$5,735	$6,881	$535	$364	$4,680	$5,579
Sales and marketing	1,676	58	404	2,138	1,649	263	250	2,162
Research and development	902	5,247	560	6,709	804	3,363	87	4,254
Amortization of intangibles	4	—	—	4	156	—	—	156
Total operating expenses	$2,987	$6,046	$6,699	15,732	$3,144	$3,990	$5,017	$12,151

Water segment operating expenses were $3.0 million for the three months ended March 31, 2020, compared to $3.1 million for the three months ended March 31, 2019, a decrease of $0.2 million, or (5%), due primarily to lower commission costs, partially offset by higher employee-related costs and R&D costs to support further development of our PX Pressure Exchanger, turbocharger and pump. The increase in employee-related costs was due primarily to higher salaries and employee-related benefits related to an increase in headcount in both G&A and R&D, partially offset by lower share-based compensation.

Oil & Gas segment operating expenses were $6.0 million for the three months ended March 31, 2020, compared to $4.0 million for the three months ended March 31, 2019, an increase of $2.1 million, or 52%, due primarily to higher R&D costs related to testing supply expenditures, and increased segment employee-related costs and equipment depreciation. The increase in segment employee-related cost was due primarily to severance costs and higher salaries and employee-related benefits related to an increase in R&D headcount, partially offset by lower share-based compensation.

Corporate operating expenses were $6.7 million for the three months ended March 31, 2020, compared to $5.0 million for the three months ended March 31, 2019, an increase of $1.7 million, or 34%, due primarily to higher employee-related costs, facility and office costs, and professional service costs. The increase in employee-related costs was due primarily to recruiting costs related to our Chief Executive Officer search, and salaries and employee-related benefits due primarily to an increase in G&A headcount.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 27

Other Income, Net

	Three Months Ended March 31,
	2020		2019
	$	% of Total Revenue	$	% of Total Revenue
	(In thousands, except percentages)
Other income:
Interest income	$420	2%	$523	3%
Other non-operating expense, net	(12)	—%	(24)	—%
Total other income, net	$408	2%	$499	3%

Total other income, net, decreased $0.1 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, due primarily to a decrease in interest income.

Income Taxes

For the three months ended March 31, 2020, we recognized an income tax benefit of $0.1 million, which included a discrete tax benefit of $0.2 million, due primarily to stock-based compensation windfalls. For the three months ended March 31, 2019, we recognized an income tax expense of $0.6 million, which included a discrete tax benefit of $0.1 million, due primarily to stock-based compensation windfalls.

The effective tax rate for the three months ended March 31, 2020 and 2019 was (15.9%) and 17.3%, respectively. Excluding the discrete tax income tax items, the effective tax rate of 19.5% for the three months ended March 31, 2020, compared to 21.3% for the three months ended March 31, 2019, was lower due primarily to higher anticipated R&D credits in 2020.

On March 18, 2020, the U.S. government enacted the “Families First Coronavirus Response Act” (“FFCRA”). The FFCRA provides, among other things, a refundable payroll tax credit for emergency sick and family and medical leave required to be paid to employees under the FFCRA. On March 27, 2020, the U.S. government also enacted the “Coronavirus Aid, Relief and Economic Security Act” (“CARES Act”). The CARES Act, among other things, includes provisions relating to net operating losses, acceleration of alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As a result of the alternative minimum tax credit refund acceleration provision, we expect to receive an additional $0.1 million of tax refund of minimum tax credits carried over from fiscal year 2018. Additionally, the CARES Act provides a refundable payroll tax credit against the employer’s share of social security tax (the “Employee Retention Credit”), and permits employers to defer, until fiscal years 2021 and 2022, payment of their remaining payroll tax liability (“Payroll Tax Deferral”). To date, we have applied for both the Employee Retention Credit and the Payroll Tax Deferral, which will delay federal social security taxes payments. These federal social security taxes payments will in turn be paid out in equal installments in fiscal years 2021 and 2022.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 28

Liquidity and Capital Resources

Overview

As of March 31, 2020, our principal sources of liquidity consisted of: (i) unrestricted cash and cash equivalents of $32.8 million, (ii) short-term investments of $41.0 million that are primarily invested in marketable debt instruments such as corporate notes and bonds and U.S. Treasury securities, and (iii) accounts receivable, net of allowances of $13.8 million. As of March 31, 2020, our unrestricted cash, cash equivalents, and short- and long-term investments held outside the U.S. were $3.6 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed. Although these securities are available for sale, we generally hold these securities to maturity, and therefore do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future. Therefore, the risk of this portfolio to us is in the ability of the underlying companies to cover their obligations at maturity, not in our ability to trade these securities at a profit. Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet the liquidity needs for the company for at least the next 12 months.

As of March 31, 2020 and December 31, 2019, we had $0.9 million and $0.5 million, respectively, of short-term contract assets which represents unbilled trade receivables. In the Water segment, we had contract assets of $0.9 million pertaining to customer contractual holdback provisions, pursuant to which we will invoice the final retention payment due under certain sales contracts in the next 12 months from March 31, 2020. The customer holdbacks represent amounts intended to provide a form of security for the customer and, accordingly, these contract assets have not been discounted to present value. The retention payments with no performance conditions are recorded as unbilled trade receivables. In the Oil & Gas segment, there were no unbilled project costs at March 31, 2020.

Loan and Pledge Agreement

We entered into a loan and pledge agreement with a financial institution on January 27, 2017. Since inception, this loan and pledge agreement has been amended multiple times to accommodate our growth (the amended loan and pledge agreement is hereinafter referred to as the “Loan and Pledge Agreement”). The Loan and Pledge Agreement, which will expire on June 30, 2022, provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. The covenants of the Loan and Pledge Agreement allows us to incur indebtedness owed to a foreign subsidiary in an aggregate amount not to exceed $66.0 million, which amount is subordinated to any amounts outstanding under the Loan and Pledge Agreement. We are in compliance with all covenants related to this Loan and Pledge Agreement.

Stand-By Letters of Credit

Under the Loan and Pledge Agreement, we are allowed to issue stand-by letters of credit (“SBLCs”) up to one year past the expiration date of the Loan and Pledge Agreement and to hold SBLCs with other financial institutions up to $5.1 million. SBLCs have a term limit of three years, are secured by pledged U.S. investments, and do not have any cash collateral balance requirement. SBLCs are deducted from the total revolving credit line under the Loan and Pledge Agreement and are subject to a non-refundable quarterly fee that is in an amount equal to 0.7% per annum of the face amount of the outstanding SBLCs. As of March 31, 2020, outstanding SBLC totaled $11.6 million.

CARES Act

With regards to the CARES Act, we were not able to avail ourselves of the loans made available, including both the Payroll Protection Program and the Economic Injury Disaster Loan Program. This is due to the fact that we have neither experienced a loss of revenue compared to prior quarters due to COVID-19, nor have we experienced hardship as basis for these loans. We continue to monitor the programs the Federal government and State of California are putting in place and will participate in those programs for which we are eligible.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 29

Cash Flows

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash used in operating activities	$(5,872)	$(5,951)
Net cash provided by (used in) investing activities	11,934	(1,165)
Net cash provided by financing activities	418	2,157
Effect of exchange rate differences on cash and cash equivalents	(25)	(4)
Net change in cash, cash equivalents and restricted cash	$6,455	$(4,963)

Due to the project driven, non-cyclical nature of our business, operating cash flow can fluctuate significantly from quarter to quarter, and year to year, due to the timing of receipts of large project orders. Operating cash flow may be negative in one quarter or year and significantly positive in the next, consequently individual quarterly results and comparisons may not necessarily indicate a significant trend, either positive or negative. Similarly, the nature and timing of investing activities and financing activities may be linked to available cash and the timing of events outside those of operating activities. Therefore, it may be difficult to derive meaning directly from quarterly and annual comparisons of cash flow.

Cash Flows from Operating Activities

Net cash used in operating activities is primarily generated by net income adjusted for certain non-cash items, and changes in assets and liabilities.

Cash used in operating activities in 2020 was on par to cash used in operating activities in 2019. Comparing 2020 to 2019, cash used for assets and liabilities was $2.2 million lower and cash provided by net income adjusted for non-cash items was $2.1 million lower.

Net change of cash used for assets and liabilities of $9.6 million in 2020 was due primarily to a $4.5 million decrease in accrued expenses and other liabilities due primarily to lower accrued payroll, incentive and commission payable, a $3.6 million decrease in contract liabilities due to the recognition of revenue during the period, a $1.1 million net increase in accounts receivable and contract assets due to the timing of invoices and payments, a $0.7 million increase in inventory due to higher production, and a $0.4 million increase in prepaid and other assets, partially offset by a $0.7 million increase in accounts payable due to timing of invoices and payments.

We have seen no material effect to our operating cash flows due to COVID-19 during the three months ended March 31, 2020. Our greatest risks to our operating cash flows in this crisis are the strength of our existing and projected backlog, as well as customer receivables in a time when many companies are experiencing stress to their operating cash flows.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities primarily relates to maturities and purchases of marketable securities, and capital expenditures supporting our growth. Our investments in marketable securities are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.

Cash provided by investing activities in 2020 of $11.9 million was due primarily to $21.2 million and $5.0 million in maturities and sales, respectively, of marketable security investments, partially offset by $12.9 million used to purchase investments and $1.4 million for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities primarily relates to the issuance of equity typically from stock-based compensation.

Net cash provided by financing activities in 2020 of $0.4 million was due primarily to the issuance of common stock related to option exercises, net of taxes paid on vested restricted stock units.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 30

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

Contractual Obligations

We lease facilities and equipment under fixed noncancelable operating leases that expire on various dates through fiscal year 2030. The following table presents a summary of our contractual obligations as of March 31, 2020.

		Payments Due by Period
	Total	1 Year (remaining nine months of 2020)	2-3 Years (2021-2022)	3-4 Years (2023-2024)	5 Years + (2025 and thereafter)
	(In thousands)
Operating lease obligations	$25,664	$1,956	$5,118	$5,392	$13,198
Purchase obligations(1)	11,343	11,283	60	—	—
Total contractual obligations	$37,007	$13,239	$5,178	$5,392	$13,198

(1)	Purchase obligations are related to open purchase orders for materials and supplies.

This table excludes agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of March 31, 2020, we believe, as of March 31, 2020, that our exposure related to these guarantees and indemnities was not material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

Refer to Note 1, “Description of Business and Significant Accounting Policies – Recent Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 31

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

Interest Rate and Credit Risks

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

As of March 31, 2020, our total debt security investments which totaled approximately $60.4 million, are presented in short- and long-term investments on our Condensed Consolidated Balance Sheets. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than seven months. As of March 31, 2020, a hypothetical 1% increase in interest rates would have resulted in an approximately $0.4 million decrease in the fair value of our fixed-income debt securities.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 32

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 33

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Note 8, “Commitments and Contingencies – Litigation,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of the 2019 Annual Report, provides information on certain litigation in which we are involved.

For an update on the litigation matters previously disclosed in the 2019 Annual Report, see the discussion in Note 8, “Commitments and Contingencies – Litigation,” of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10‑Q, which discussion is incorporated by reference into this Item 1.

Item 1A — Risk Factors

Other than the risk factor(s) provided below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in the 2019 Annual Report.

We have global operations and face risks related to health epidemics, including the novel coronavirus (“COVID-19”) global pandemic, that could materially impact our results of operations.

Our business could be materially adversely affected by the effects of a widespread outbreak of contagious disease, including the recent COVID-19. Any outbreak of contagious diseases and other adverse public health developments could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers or customers. Any disruption of our suppliers or customers would likely impact our sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could impact our operating results.

Our business may suffer from the severity or longevity of the COVID-19 global pandemic.

COVID-19 is currently impacting countries, communities and markets around the world. While to date, COVID-19 has not had a material impact on us, we cannot, at this time, predict whether COVID-19 will have a long term material adverse impact on our financial condition and result of operations. If significant portions of our workforce are unable to work effectively due to illness, quarantines, government actions or orders, facility closures or other reasons in connection with the COVID-19 pandemic, our operations will likely be impacted. We may be unable to manufacture sufficient products to perform fully on our contracts and some of our costs may not be fully recoverable or adequately covered by insurance. The severity and longevity of the COVID-19 pandemic may also cause customers to suspend their decisions on using our products and/or services, and give rise to significant changes in regional and global economic conditions that could interfere with the planning and construction of large desalination plants, which we rely on. In addition, these changes may disrupt our supply chain. Any significant disruption to travel, including travel restrictions and other potential protective quarantine measures against COVID-19 by governmental agencies, may increase the difficulty and could make it impossible to deliver goods and/or provide services to our customers. While we have contingency plans to carry on essential operations, these may not be able to mitigate all of the potential impacts. The extent to which COVID-19 impacts our business, sales and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 34

A sustained downturn in the energy industry, due to decreased global demand and lower oil and natural gas prices, could impact future desalination plants and the retrofit of existing plants, which could result in decreased demand for our water products and services.

The demand for our water products and services depends primarily on the continued construction of new large scale desalination plants and the retrofit of existing plants. Many of these plants are planned in the countries that make up the Gulf Cooperation Council (“GCC”). The recent decline in global demand for oil and natural gas caused by the spread of COVID-19, coupled with the over-supply of oil and natural gas caused by actions taken by Saudi Arabia and Russia may have a negative economic impact on these countries. This may impact the availability of project financing for these projects, impact their ability to secure credit, result in the postponement or cancellation of these projects, change government priorities or otherwise reduce spending for desalination projects, each of which could result in decreased demand for our water products and services. A significant portion of our revenues are derived from projects located in the GCC and any impact on future desalination projects in the GCC could have an adverse effect on our entire business, financial condition or results of operations.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 35

Item 6 — Exhibits

A list of exhibits filed or furnished with this report, or incorporated herein by reference is found in the Exhibit Index below.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Lease Agreement, dated as of February 10, 2020, by and between Energy Recovery, Inc. and Prologis, L.P.					X
10.2	Settlement Agreement and Release, dated as of March 24, 2020, by and between Energy Recovery, Inc., and Eric Siebert.	8-K	001-34112	10.1	3/25/2020
31.1	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, “Financial Information” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*
The certifications furnished in Exhibits 32.1 are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	May 1, 2020	By:	/s/ ROBERT YU LANG MAO
Robert Yu Lang Mao
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2020	By:	/s/ JOSHUA BALLARD
Joshua Ballard
Chief Financial Officer
(Principal Financial and Accounting Officer)

Energy Recovery, Inc. | Q1'2020 Form 10-Q | 37