Form 10-K/A
period 2019-12-31
Energy Recovery, Inc.
filed 2020-06-10
CIK 1421517

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

The number of shares of the registrant’s common stock outstanding as of June 5, 2020 was 55,656,196 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders expected to be held on July 16, 2020 are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

Reason for this Amendment

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Energy Recovery, Inc. (the “Company,” “we” or “our”) for the fiscal year ended December 31, 2019, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2020 (the “Original Report”). This Amendment is being filed to include the disclosure below in accordance with the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements For Public Companies, dated March 25, 2020 (Release No. 34-88465) (the “Order”), which was inadvertently omitted from the Original Report.

Reliance on SEC Relief from Filing Requirements

The Company had delayed the filing of its definitive proxy statement for its 2020 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), including the information omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K (the “Part III Information”), in reliance on the filing extension provided by the Order. The Company delayed the filing of the Definitive Proxy Statement in reliance on the Order due to circumstances related to COVID-19. On April 7, 2020, the Company filed a Current Report on Form 8-K (the “April Form 8-K”) indicating its intention to rely on the Order. As stated in the April Form 8-K, the Company required additional time to finalize the Definitive Proxy Statement because the COVID-19 pandemic caused the Company’s office in San Leandro, California to close due to a stay at home order in place for California residents and it closed its Katy, Texas office and issued a work from home policy to protect its employees and their families from potential coronavirus transmission among co-workers. The office closures and work from home policy in turn caused a delay in the completion of the Definitive Proxy Statement process and, as a result, the Company was unable to timely file the Definitive Proxy Statement.

In addition, in accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, the Company has also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Report, and we have not updated disclosures included therein to reflect any subsequent developments or events. This Amendment should be read in conjunction with the Original Report and with our other filings made with the SEC subsequent to the filing of the Original Report.

Energy Recovery, Inc. | 2019 Form 10-K/A | 1

Table of Contents

PART IV

Item 15 — Exhibits and Financial Statement Schedules

Part IV of our Original Report is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment:

(a)(3) The following exhibits are filed with this Amendment:

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Leandro, State of California, on the 10th day of June 2020.

ENERGY RECOVERY, INC.

/s/ ROBERT YU LANG MAO
Robert Yu Lang Mao
President and Chief Executive Officer

Energy Recovery, Inc. | 2019 Form 10-K/A | 2