Form 10-Q
period 2020-06-30
Energy Recovery, Inc.
filed 2020-07-31
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of July 24, 2020, there were 55,681,881 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$62,970	$26,387
Short-term investments	28,409	58,736
Accounts receivable, net	12,816	12,979
Inventories, net	9,915	10,317
Prepaid expenses and other current assets	4,987	4,548
Total current assets	119,097	112,967
Long-term investments	5,510	15,419
Deferred tax assets, non-current	12,231	16,897
Property and equipment, net	18,838	18,843
Operating lease, right of use asset	16,810	11,195
Goodwill	12,790	12,790
Other intangible assets, net	57	65
Other assets, non-current	639	598
Total assets	$185,972	$188,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,860	$1,192
Accrued expenses and other current liabilities	6,771	9,869
Lease liabilities	1,196	1,023
Contract liabilities	980	15,746
Total current liabilities	10,807	27,830
Lease liabilities, non-current	17,155	11,533
Contract liabilities, non-current	97	13,120
Other non-current liabilities	496	278
Total liabilities	28,555	52,761
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	61	61
Additional paid-in capital	173,729	170,028
Accumulated other comprehensive income (loss)	119	(37)
Treasury stock	(30,486)	(30,486)
Accumulated earnings (deficit)	13,994	(3,553)
Total stockholders’ equity	157,417	136,013
Total liabilities and stockholders’ equity	$185,972	$188,774

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 3

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Product revenue	$19,256	$19,226	$38,257	$35,298
Product cost of revenue	6,549	5,483	12,233	10,418
Product gross profit	12,707	13,743	26,024	24,880

License and development revenue	24,352	3,570	26,895	7,293

Operating expenses:
General and administrative	5,599	5,500	12,480	11,079
Sales and marketing	1,497	2,181	3,635	4,343
Research and development	6,352	5,480	13,061	9,734
Amortization of intangible assets	4	157	8	313
Impairment of long-lived assets	2,332	—	2,332	—
Total operating expenses	15,784	13,318	31,516	25,469
Income from operations	21,275	3,995	21,403	6,704

Other income (expense):
Interest income	255	528	675	1,051
Other non-operating expense, net	(18)	(48)	(30)	(72)
Total other income, net	237	480	645	979
Income before income taxes	21,512	4,475	22,048	7,683
Provision for income taxes	4,586	756	4,501	1,310
Net income	$16,926	$3,719	$17,547	$6,373

Earnings per share:
Basic	$0.30	$0.07	$0.32	$0.12
Diluted	$0.30	$0.07	$0.31	$0.11

Number of shares used in per share calculations:
Basic	55,614	54,681	55,513	54,400
Diluted	56,371	56,110	56,438	55,764

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 4

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$16,926	$3,719	$17,547	$6,373
Other comprehensive income, net of tax
Foreign currency translation adjustments	10	7	(15)	(1)
Unrealized gain on investments	441	64	171	132
Other comprehensive income, net of tax	451	71	156	131
Comprehensive income	$17,377	$3,790	$17,703	$6,504

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 5

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$17,547	$6,373
Adjustments to reconcile net income to cash (used in) provided by operating activities
Stock-based compensation	2,595	3,071
Depreciation and amortization	2,751	1,952
Amortization (accretion) of premiums and discounts on investments	215	(30)
Deferred income taxes	4,666	1,285
Provision for warranty claims	173	242
Impairment of long-lived assets	2,332	—
Other non-cash adjustments	55	259
Changes in operating assets and liabilities:
Accounts receivable, net	101	(4,986)
Contract assets	(198)	2,147
Inventories, net	260	(725)
Prepaid and other assets	(278)	1,026
Accounts payable	1,285	14
Accrued expenses and other liabilities	(4,012)	(2,942)
Income taxes	3	47
Contract liabilities	(27,789)	(7,730)
Net cash (used in) provided by operating activities	(294)	3
Cash flows from investing activities:
Sales of marketable securities	9,767	—
Maturities of marketable securities	43,286	47,993
Purchases of marketable securities	(12,855)	(46,549)
Capital expenditures	(4,410)	(4,685)
Net cash provided by (used in) investing activities	35,788	(3,241)
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,128	4,581
Tax payment for employee shares withheld	(23)	(62)
Net cash provided by financing activities	1,105	4,519
Effect of exchange rate differences on cash and cash equivalents	(15)	—
Net change in cash, cash equivalents and restricted cash	36,584	1,281
Cash, cash equivalents and restricted cash, beginning of year	26,488	22,138
Cash, cash equivalents and restricted cash, end of period	$63,072	$23,419

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 6

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Common stock
Beginning balance	$61	$60	$61	$59
Issuance of common stock, net	—	—	—	1
Ending balance	61	60	61	60

Additional paid-in capital
Beginning balance	171,954	162,231	170,028	158,404
Issuance of common stock, net	687	2,362	1,105	4,518
Stock-based compensation	1,088	1,388	2,596	3,059
Ending balance	173,729	165,981	173,729	165,981

Accumulated other comprehensive income (loss)
Beginning balance	(332)	(73)	(37)	(133)
Other comprehensive income
Foreign currency translation adjustments	10	23	(15)	(1)
Unrealized gain on investments	441	48	171	132
Total other comprehensive income, net	451	71	156	131
Ending balance	119	(2)	119	(2)

Treasury stock
Beginning and ending balance	(30,486)	(30,486)	(30,486)	(30,486)

Accumulated earnings (deficit)
Beginning balance	(2,932)	(11,812)	(3,553)	(14,466)
Net income	16,926	3,719	17,547	6,373
Ending balance	13,994	(8,093)	13,994	(8,093)

Total stockholders’ equity	$157,417	$127,460	$157,417	$127,460

Common stock issued (number of shares)
Beginning balance	60,999	59,919	60,718	59,396
Issuance of common stock, net	134	441	415	964
Ending balance	61,133	60,360	61,133	60,360

Treasury stock (number of shares)
Beginning and ending balance	5,456	5,456	5,456	5,456

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 7

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Description of Business and Significant Accounting Policies

Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company” or “Energy Recovery”) has, for more than 20 years, created technologies that solve complex challenges for industrial fluid flow markets worldwide. The Company designs and manufactures solutions that reduce waste, improve operational efficiency, and lower the production costs of clean water and oil & gas. The Company’s solutions are marketed and sold in fluid flow markets such as water, oil & gas and chemical processing under the trademarks ERI®, PX®, Pressure Exchanger®, PX Pressure Exchanger®, VorTeq™, IsoBoost®, IsoGen®, AT™ and AquaBold™. The Company owns, manufactures and/or develops its solutions, in whole or in part, in the United States of America (“U.S.”).

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

The June 30, 2020 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2020, as amended on June 10, 2020 (the “2019 Annual Report”).

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

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 8

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to the novel coronavirus (“COVID-19”) pandemic, the reduced demand of oil and gas, as well as the oversupply of oil, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of July 31, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. The Company undertakes no obligation to update publicly these estimates for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends Accounting Standards Codification (“ASC”) 326, Financial Instruments-Credit Losses (“ASC 326”). Subsequent to the issuance of ASU 2016-13, ASC 326 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update. The new guidance introduces the current expected credit loss (“CECL”) model, which requires an entity to record an allowance for credit losses for certain financial instruments and financial assets, including trade receivables, based on expected losses rather than incurred losses. Under this update, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2020-02”), which amended the language in Subtopic 326-20 and addressed questions primarily regarding documentation and company policies. ASU 2016-13 and its amendments are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2019, on a modified retrospective basis. The adoption of ASU 2016-13 and its amendments on January 1, 2020 did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures. The Company will continue to actively monitor the impact of the recent COVID-19 pandemic, the reduced demand of oil and gas, as well as the oversupply of oil, on expected credit losses.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). This ASU improves and clarifies various financial instruments topics, including the CECL standard issued in 2016. ASU 2020-03 included seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The adoption of ASU 2020-03 on January 1, 2020 did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 9

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provided optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made (i.e., as early as the first quarter of 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have been completed. The Company is currently evaluating the impact of the provisions of ASU 2020-04 on its financial condition, results of operation, and cash flows.

Note 2 — Revenue

On June 24, 2020, the Company entered into an agreement with Schlumberger Technology Corporation (“Schlumberger”) to terminate the existing agreement to license the VorTeq™ technology (the “VorTeq License Agreement”). Pursuant to the terms of the agreement, each party’s rights, duties and obligations under the VorTeq License Agreement have been terminated effective June 1, 2020. Accordingly, the Company (i) is entitled to retain all of the non-refundable upfront exclusivity payment, (ii) is not entitled to any further payments from Schlumberger, and (iii) has no future performance obligations under the VorTeq License Agreement. The Company accounted for the termination as a contract modification, which resulted in the Company recognizing the remaining amounts of the original $75.0 million non-refundable upfront exclusivity payment of $24.4 million during the three and six months ended June 30, 2020 as License and development revenue in the Condensed Consolidated Statements of Operations. See Note 12, “VorTeq Partnership and License Agreement,” for additional discussion regarding the termination of the VorTeq License Agreement.

Disaggregation of Revenue

The following tables present the Company’s revenues disaggregated by geography based on the “shipped to” addresses of the Company’s customers and by major product/service line. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands)
Primary geographical market
Middle East and Africa	$16,504	$—	$16,504	$32,735	$—	$32,735
Americas	1,161	24,352	25,513	2,362	26,895	29,257
Europe	974	—	974	1,768	—	1,768
Asia	617	—	617	1,392	—	1,392
Total revenue	$19,256	$24,352	$43,608	$38,257	$26,895	$65,152

Major product/service line
PX Pressure Exchangers, pumps and turbo devices, and other	$19,256	$—	$19,256	$38,257	—	$38,257
License and development	—	24,352	24,352	—	26,895	26,895
Total revenue	$19,256	$24,352	$43,608	$38,257	$26,895	$65,152

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 10

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Water	Oil and Gas	Total	Water	Oil and Gas	Total
	(In thousands)
Primary geographical market
Middle East and Africa	$10,805	$—	$10,805	$19,502	$104	$19,606
Americas	1,728	3,570	5,298	5,751	7,293	13,044
Europe	1,651	—	1,651	2,765	—	2,765
Asia	5,042	—	5,042	7,176	—	7,176
Total revenue	$19,226	$3,570	$22,796	$35,194	$7,397	$42,591

Major product/service line
PX Pressure Exchangers, pumps and turbo devices, and other	$19,226	$—	$19,226	$35,194	$104	$35,298
License and development	—	3,570	3,570	—	7,293	7,293
Total revenue	$19,226	$3,570	$22,796	$35,194	$7,397	$42,591

Contract Balances

The following table presents contract balances by category.

	June 30, 2020	December 31, 2019
	(In thousands)
Accounts receivable, net	$12,816	$12,979
Contract assets:
Contract assets, current (included in prepaid expenses and other current assets)	$890	$501
Contract assets, non-current (included in other assets, non-current)	—	191
Total contract assets	$890	$692

Current contract liabilities:
Customer deposits	$620	$1,506
Deferred revenue:
License and development	—	13,846
Product	79	78
Service	281	316
Total deferred revenue	360	14,240
Total current contract liability	980	15,746
Non-current contract liabilities, deferred revenue:
License and development	—	13,048
Service	97	72
Total non-current contract liability	97	13,120
Total contract liability	$1,077	$28,866

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 11

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company records unbilled receivables as contract assets. The following table presents significant changes in contract assets during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Contract assets balance, beginning of period	$936	$1,107	$692	$4,083
Transferred to trade receivables	(4,266)	—	(9,845)	(3,598)
Additions to contract assets	4,220	829	10,043	1,451
Contract assets balance, end of period	$890	$1,936	$890	$1,936

The Company records contract liabilities when cash payments are received in advance of the Company’s performance. The following table presents significant changes in contract liabilities during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Contract liabilities balance, beginning of period	$25,314	$38,887	$28,866	$42,809
Revenue recognized	(25,751)	(3,583)	(29,731)	(7,319)
Cash received and adjustments, excluding amounts recognized as revenue during the period	1,514	(225)	1,942	(411)
Contract liabilities balance, end of period	$1,077	$35,079	$1,077	$35,079

Transaction Price Allocated to the Remaining Performance Obligation

The following table presents the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied.

June 30, 2020
(In thousands)
Year:
2020 (remaining six months)	$15,078
2021	10,363
2022	15
Total performance obligation	$25,456

Note 3 — Earnings per Share

Net income for the reported period is divided by the weighted average number of common shares outstanding during the reported period to calculate basic earnings per common share. Basic earnings per share exclude any dilutive effect of stock options and restricted stock units (“RSU”).

Diluted earnings per common share reflects the potential dilution that would occur if outstanding stock options to purchase common stock were exercised for shares of common stock, using the treasury stock method, and the shares of common stock underlying each outstanding RSU were issued (collectively referred to as “stock awards”). Certain shares of common stock issuable under stock options and RSUs have been omitted from the diluted earnings per share calculations because their inclusion is considered anti-dilutive.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 12

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Numerator:
Net income	$16,926	$3,719	$17,547	$6,373

Denominator (weighted average shares):
Basic common shares outstanding	55,614	54,681	55,513	54,400
Dilutive stock awards	757	1,429	925	1,364
Diluted common shares outstanding	56,371	56,110	56,438	55,764

Earnings per share:
Basic	$0.30	$0.07	$0.32	$0.12
Diluted	$0.30	$0.07	$0.31	$0.11

The following table presents the potential common shares issuable under stock awards that were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Anti-dilutive stock awards	2,893	1,650	1,989	2,197

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

	June 30, 2020	December 31, 2019	June 30, 2019
	(In thousands)
Cash and cash equivalents	$62,970	$26,387	$23,331
Restricted cash, non-current (included in other assets, non-current)	102	101	88
Total cash, cash equivalents and restricted cash	$63,072	$26,488	$23,419

The Company pledged cash in connection with certain stand-by letters of credit and company credit cards. The Company deposited corresponding amounts into restricted accounts at several financial institutions.

Accounts Receivable, net

	June 30, 2020	December 31, 2019
	(In thousands)
Accounts receivable, gross	$13,186	$13,287
Allowance for doubtful accounts	(370)	(308)
Accounts receivable, net	$12,816	$12,979

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 13

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

	June 30, 2020	December 31, 2019
	(In thousands)
Raw materials	$3,872	$3,742
Work in process	2,737	2,141
Finished goods	3,306	4,434
Inventories, net	$9,915	$10,317

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method. Valuation adjustments for excess and obsolete inventory reflected as a reduction of inventory was $0.5 million and $0.4 million at June 30, 2020 and December 31, 2019, respectively. During the three and six months ended June 30, 2020, due to the COVID-19 pandemic, the Company expensed $0.7 million and $1.2 million, respectively, to product cost of revenue related to the reduced utilization of the Company’s manufacturing facilities during March and April 2020 prior to the Company’s return to full manufacturing in May 2020, as well as the increased overhead costs of the Company’s Tracy, California facility.

Property and Equipment

Estimated useful lives are periodically reviewed, and when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. The Company evaluates the recoverability of long-lived assets by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset (asset group). If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The evaluation of recoverability involves estimates of future operating cash flows based upon certain forecasted assumptions, including, but not limited to, revenue growth rates, gross profit margins, and operating expenses.

On June 24, 2020, the Company entered into an agreement with Schlumberger to terminate the existing VorTeq License Agreement effective June 1, 2020. As a result, the Company conducted an analysis on certain VorTeq long-lived assets that were directly related to obligations under the VorTeq License Agreement and determined that certain of those assets were impaired. The net carrying value of the impaired long-lived assets of $2.3 million was recognized in the three and six months ended June 30, 2020 as Impairment of long-lived assets in the Condensed Consolidated Statements of Operations. See Note 12, “VorTeq Partnership and License Agreement,” for additional discussion regarding the termination of the VorTeq License Agreement.

Accrued Expenses and Other Current Liabilities

	June 30, 2020	December 31, 2019
	(In thousands)
Payroll, incentives and commissions payable	$3,978	$6,040
Warranty reserve	673	631
Other accrued expenses and current liabilities	2,120	3,198
Total accrued expenses and other current liabilities	$6,771	$9,869

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 14

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investments and Fair Value Measurements

The following table presents the Company’s marketable securities in the form of cash equivalents, and short and long-term investments.

	June 30, 2020	December 31, 2019
	(In thousands)
Cash equivalents	$48,094	$11,668
Short-term investments	28,409	58,736
Long-term investments	5,510	15,419
Total cash equivalents and marketable securities	$82,013	$85,823

As of June 30, 2020 and December 31, 2019, there were no available-for-sale investments reported in cash equivalents.

Available-for-Sale Investments

The Company’s short and long-term investments are all classified as available-for-sale. As of June 30, 2020 and December 31, 2019, all available-for-sale investments were either classified as short-term with maturities less than 12 months or long-term with maturities over 12 months. The Company generally holds available-for-sale investments until maturity; however, from time-to-time, the Company may elect to sell certain available-for-sale investments prior to maturity.

The following tables present available-for-sale investments and their related gross unrealized holding gains and losses as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Short-term investments
U.S. treasury securities	$4,091	$28	$—	$4,119
Corporate notes and bonds	24,128	163	(1)	24,290
Total short-term investments	28,219	191	(1)	28,409
Long-term investments
Corporate notes and bonds	5,438	72	—	5,510
Total long-term investments	5,438	72	—	5,510
Total available-for-sale investments	$33,657	$263	$(1)	$33,919

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 15

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

The Company monitors investments for impairment. It was determined that unrealized gains and losses at June 30, 2020 and December 31, 2019, were temporary in nature, because the changes in market value for these securities resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. The Company is unlikely to experience gains or losses if these securities are held to maturity. In the event that the Company disposes of these securities before maturity, it is expected that the realized gains or losses, if any, will be immaterial.

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The following table presents the amortized cost and the related fair value of short and long-term available-for-sale securities with stated maturities shown by contractual maturity.

	June 30, 2020
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$28,219	$28,409
Due in greater than one year	5,438	5,510
Total	$33,657	$33,919

Sales of Available-for-Sale Investments

The following table presents the sales of available-for-sale investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Corporate notes and bonds	$4,793	$—	$9,767	$—

Gain on sales of securities were immaterial during the three and six months ended June 30, 2020.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 16

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

All of the Company’s financial assets and liabilities are remeasured and reported at fair value at each reporting period; and are classified and disclosed in one of the following three pricing category levels:

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

The following table presents the fair value of financial assets measured on a recurring basis. As of June 30, 2020 and December 31, 2019, the Company had no financial liabilities and no Level 3 financial assets.

	Pricing Category	June 30, 2020	December 31, 2019
		(In thousands)
Cash equivalents
Money market securities	Level 1	$48,094	$86
U.S. treasury securities	Level 2	—	11,582
Total cash equivalents		48,094	11,668
Short-term investments
U.S. treasury securities	Level 2	4,119	2,747
Corporate notes and bonds	Level 2	24,290	55,989
Total short-term investments		28,409	58,736
Long-term investments
Corporate notes and bonds	Level 2	5,510	15,419
Total long-term investments		5,510	15,419
Total fair value of financial assets		$82,013	$85,823

During the six months ended June 30, 2020 and year ended December 31, 2019, the Company had no transfers of financial assets between any levels.

The following table presents a summary of the fair value and gross unrealized holding losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument as of June 30, 2020 and December 31, 2019. The available-for-sale for investments that were in an unrealized gain position have been excluded from the table.

	June 30, 2020		December 31, 2019
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. treasury securities	$—	$—	$2,027	$—
Corporate notes and bonds	900	(1)	18,754	(16)
Total available-for-sale investments with unrealized loss positions	$900	$(1)	$20,781	$(16)

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 17

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Goodwill

The net carrying amount of goodwill as of June 30, 2020 and December 31, 2019 was $12.8 million.

Goodwill is tested for impairment annually in the third quarter (July 1) of the Company’s fiscal year or more frequently if indicators of potential impairment exist. The recoverability of goodwill is measured at the reporting unit level, which represents the operating segment. The Company continues to actively monitor the industries in which it operates and its businesses' performance for indicators of potential impairment.

As of June 30, 2020, the Company considered the impacts of the COVID-19 pandemic, as well as the termination of the VorTeq License Agreement, and determined as a result of the Company’s assessment that goodwill related to the Company’s Water and Oil & Gas segments was not impaired.

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

As of June 30, 2020 and December 31, 2019, there was no debt outstanding under the Loan and Pledge Agreement.

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

As of June 30, 2020 and December 31, 2019, there were $12.3 million and $11.8 million, respectively, of outstanding SBLCs.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 18

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities and equipment under operating leases that expire on various dates through fiscal year 2030.

On January 10, 2019, the Company entered into an industrial lease agreement, which commenced on January 1, 2020. This lease for a commercial development center for oil & gas field testing, manufacturing, and training, located in Katy, Texas (the “Katy Lease”), included an office and warehouse space of approximately 25,200 square feet (“sqft.”) and land of approximately 4.5 acres. The Company’s annual base rent obligation, paid monthly, is approximately $0.3 million with an increase of approximately 3% annually thereafter, totaling $3.6 million, over the term of the lease. The initial term of the Katy Lease is 120 months after the commencement date, and the Company has two options to extend the lease by an additional five-year term per option, which must be exercised by written notice at least six months prior to the end of the relevant term.

On February 10, 2020, the Company entered into a lease agreement, that commenced on March 1, 2020, for an additional manufacturing and warehouse space of approximately 54,429 sqft., located in Tracy, California (the “Tracy Lease”). This lease supplements the existing manufacturing, warehouse and distribution of the Company’s energy recovery devices (“ERDs”) and other products. The Company’s annual base rent obligation, paid monthly, is approximately $0.4 million, with an increase of approximately 3% annually thereafter, totaling $5.0 million, over the term of the lease. The initial term of the Tracy Lease is 122 months after the commencement date, and the Company has one option to extend the lease by an additional five-year term, which must be exercised by written notice at least nine months prior to the end of the original lease term.

The following table presents operating lease activities related to all leased properties.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Operating lease expense	$668	$473	$1,271	$950
Cash payments	618	459	1,108	906
Non-cash lease liabilities arising from obtaining right-of-use assets	—	—	6,384	—

The following table presents other information related to outstanding operating leases as of June 30, 2020.

Weighted average remaining lease term	8.9 years
Weighted average discount rate	7.0%

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 19

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the minimum lease payments under noncancelable operating leases, exclusive of executory costs as of June 30, 2020.

Lease Amounts
(In thousands)
Year:
2020 (remaining six months)	$1,290
2021	2,431
2022	2,650
2023	2,580
2024	2,812
2025 and thereafter	13,197
Total	24,960
Less imputed lease interest	(6,609)
Total lease liabilities	$18,351

Warranty

The following table presents the changes in the Company’s accrued product warranty reserve.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Warranty reserve balance, beginning of period	$665	$571	$631	$478
Warranty costs charged to cost of revenue	75	89	173	242
Utilization charges against reserve	(1)	(25)	(2)	(38)
Release of accrual related to expired warranties	(66)	(36)	(129)	(83)
Warranty reserve balance, end of period	$673	$599	$673	$599

Purchase Obligations

The Company has purchase order arrangements with its vendors for which the Company has not received the related goods or services as of June 30, 2020. These arrangements are subject to change based on the Company’s sales demand forecasts. The Company has the right to cancel the arrangements prior to the date of delivery. The purchase order arrangements are related to various raw materials and components parts, as well as for capital equipment. As of June 30, 2020, the Company had approximately $8.7 million of such open cancellable purchase order arrangements.

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

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 20

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company considers all claims on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of June 30, 2020, there were no material losses which were probable or reasonably possible.

On September 10, 2014, the Company terminated the employment of its Senior Vice President, Sales, Borja Blanco, on the basis of breach of duty of trust and conduct leading to conflict of interest. On October 24, 2014, Mr. Blanco filed a labor claim against ERI Iberia in Madrid, Spain, challenging the fairness of his dismissal and seeking compensation. Multiple hearings were held from the initial hearing in November 2015 through February 2018, at which point, the labor court issued a ruling in favor of Mr. Blanco declaring the termination to be an unjustified dismissal and ordered the Company to pay a dismissed severance. The Company appealed the decision and received notice on March 18, 2019 that the appeals court had partially reversed the labor court’s order. The Company further appealed the decision and in July 2020, the Company received notice that the appeals court decided to confirm its prior ruling, and therefore, the matter is now closed. There is no reasonable possible loss in excess of amounts already accrued.

On July 21, 2020, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York (Visser, et al. v. Energy Recovery, Inc., et al., Case No. 1:20-cv-05647-VM (S.D.N.Y.)), naming as defendants, the Company and certain of the Company’s present and former executive officers. The Complaint alleges that the defendants violated Section 10(b) and 20 (a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making materially false and misleading statements, and failed to disclose material adverse facts about the Company’s business operations and financial health. The Complaint further alleges unspecified damages based on the decline in the market price of the Company’s shares following the announcement of the termination of the VorTeq License. The Company believes the complaint is without merit and intends to defend the case vigorously. At this time, the Company is not able to estimate any reasonable possible loss, if any, due to the early state of this matter.

Note 9 — Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except percentages)
Provision for income taxes	$4,586	$756	$4,501	$1,310
Effective tax rate	21.3%	16.9%	20.4%	17.1%
Effective tax rate, excluding discrete items	20.1%	21.8%	20.0%	21.6%

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in accurately predicting its pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, and changes in how the Company does business.

For the three and six months ended June 30, 2020, the recognized income tax expense included a discrete tax charge due primarily to the termination of the VorTeq License Agreement, partially offset by stock-based compensation windfalls. For the three and six months ended June 30, 2019, the recognized income tax expense included a discrete tax benefit due primarily to stock-based compensation windfalls.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 21

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate, excluding the discrete items for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, was lower due primarily to higher anticipated R&D credits in fiscal year 2020.

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

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 22

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of the Company’s financial information by segment and corporate operating expenses.

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands)
Product revenue	$19,256	$—	$19,256	$38,257	$—	$38,257
Product cost of revenue	6,549	—	6,549	12,233	—	12,233
Product gross profit	12,707	—	12,707	26,024	—	26,024

License and development revenue(1)	—	24,352	24,352	—	26,895	26,895

Operating expenses
General and administrative	456	421	877	861	1,162	2,023
Sales and marketing	1,124	18	1,142	2,800	76	2,876
Research and development	960	4,517	5,477	1,862	9,764	11,626
Amortization of intangible assets	4	—	4	8	—	8
Impairment of long-lived assets(2)	—	2,332	2,332	—	2,332	2,332
Total operating expenses	2,544	7,288	9,832	5,531	13,334	18,865

Operating income	$10,163	$17,064	27,227	$20,493	$13,561	34,054

Less: Corporate operating expenses			5,952			12,651
Income from operations			21,275			21,403
Other income, net			237			645
Income before income taxes			$21,512			$22,048

(1)	See Note 12, “VorTeq Partnership and License Agreement,” for additional discussion regarding the termination of the VorTeq License Agreement.

(2)
See Note 4, “Other Financial Information – Property and Equipment,” for additional discussion regarding the impairment of certain VorTeq long-lived assets that were directly related to obligations under the VorTeq License Agreement.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 23

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands)
Product revenue	$19,226	$—	$19,226	$35,194	$104	$35,298
Product cost of revenue	5,483	—	5,483	10,230	188	10,418
Product gross profit (loss)	13,743	—	13,743	24,964	(84)	24,880

License and development revenue	—	3,570	3,570	—	7,293	7,293

Operating expenses
General and administrative	563	412	975	1,097	776	1,873
Sales and marketing	1,559	319	1,878	3,208	582	3,790
Research and development	1,103	4,305	5,408	1,908	7,668	9,576
Amortization of intangible assets	157	—	157	313	—	313
Total operating expenses	3,382	5,036	8,418	6,526	9,026	15,552

Operating income (loss)	$10,361	$(1,466)	8,895	$18,438	$(1,817)	16,621

Less: Corporate operating expenses			4,900			9,917
Income from operations			3,995			6,704
Other income, net			480			979
Income before income taxes			$4,475			$7,683

Note 11 — Concentrations

Product Revenue

The following table presents customers accounting for 10% or more of the Company’s product revenue by segment. Although certain customers might account for greater than 10% of the Company’s revenue at any one point in time, the concentration of revenue between a limited number of large engineering, procurement and construction (“EPC”) firms shifts regularly, depending on contract negotiations. The percentages by customer reflect specific relationships or contracts that would concentrate the Company’s revenue for the periods presented and does not indicate a trend specific to any one customer.

		Three Months Ended June 30,		Six Months Ended June 30,
	Segment	2020	2019	2020	2019
Customer A	Water	19%	12%	24%	**
Customer B	Water	22%	27%	21%	28%
Customer C	Water	22%	**	15%	**
Customer D	Water	**	13%	**	12%

**	Zero or less than 10%.

License and Development Revenue

One international Oil & Gas segment customer accounted for 100% of the Company’s license and development revenue for each of the three and six months ended June 30, 2020 and 2019.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 24

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — VorTeq Partnership and License Agreement

On October 14, 2015, the Company and Schlumberger entered into the VorTeq License Agreement, which provided Schlumberger with exclusive worldwide rights to the Company’s VorTeq technology for use in hydraulic fracturing onshore applications. In performing the obligations under the agreement, the Company provided research and development services to commercialize the technology in accordance with the Key Performance Indicators (“KPIs”), defined in the VorTeq License Agreement. The VorTeq License Agreement included up to $125.0 million in upfront consideration paid in the following stages: (i) a $75.0 million non-refundable upfront exclusivity payment; and (ii) two non-refundable milestone payments of $25.0 million each made upon achievement of successful tests in accordance with the KPIs specified in the VorTeq License Agreement (“M1” and “M2”).

On June 24, 2020, prior to activating the M1 test, the Company and Schlumberger entered into an agreement to terminate the VorTeq License Agreement effective June 1, 2020. Prior to the termination of the VorTeq License Agreement, the Company had been recognizing license and development revenue related to the non-refundable exclusivity payment under the cost to total cost method of accounting. Pursuant to the terms of the agreement, each party’s rights, duties and obligations under the VorTeq License Agreement have been terminated. Accordingly, the Company (i) is entitled to retain all of the non-refundable upfront exclusivity payment, (ii) is not entitled to any further payments from Schlumberger, and (iii) has no future performance obligations under the VorTeq License Agreement. The Company accounted for the termination as a contract modification, which resulted in the Company recognizing the remaining amounts of the original $75.0 million non-refundable upfront exclusivity payment of $24.4 million during the three and six months ended June 30, 2020 as License and development revenue in the Condensed Consolidated Statements of Operations.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 25

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020 and 2019, including select information for the year ended December 31, 2019 and including “Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and certain information incorporated by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

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

Forward-looking statements in this report include, without limitation, statements about the following:

•
our belief that the marketable securities in the form of cash equivalents, and short and long-term investments and ongoing cash generated from operations should be sufficient to cover our capital requirements for the next 12 months;

•
our belief that our gross margins will continue to be negatively affected until we are able to operate our manufacturing facilities as originally planned prior to the novel coronavirus (“COVID-19”) global pandemic;

•	our belief that we will be able to fulfill most, if not all, of our existing delivery obligations in fiscal year 2020.

•	our belief that our manufacturing and warehouse space in Tracy, California will produce at the levels we forecast;

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

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 26

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

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 27

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

We were incorporated in Virginia in 1992 and reincorporated in Delaware in 2001. Our headquarters and principal research, development and manufacturing facility is located in San Leandro, California, and, as of January 2020, we opened our commercial development center for oil & gas field testing, manufacturing, and training, located in Katy, Texas. On February 10, 2020, we leased an additional manufacturing and warehouse space located in Tracy, California that commenced on March 1, 2020, to supplement the existing manufacturing, warehouse and distribution of our energy recovery devices (“ERDs”). Our worldwide sales and technical service organization provides on-site support for our line of water solutions, and we maintain direct sales offices and technical support centers in Europe, the Middle East and Asia.

Engineering, research and development have been, and remain, an essential part of our history, culture and corporate strategy. Since our formation, we have developed and become experts in our unique PX® Pressure Exchanger® (“PX”) technology, which provides benefits when applied to industrial fluid flow system with pressure differentials. Today, we believe our PX is the industry standard in the reverse osmosis desalination industry. In addition, we have been actively developing new applications of our pressure exchanger technology in the oil & gas industry. This focus on engineering, research and development will continue to be a core component of our future strategy as we focus on developing new products outside of our water and oil & gas business units.

Our reportable operating segments consist of the Water and Oil & Gas segments. These segments are based on the industries in which the technology solutions are sold, the type of ERD or other technology sold and the related solution and service. In addition, our Corporate operating expenses include expenditures in support of Water and Oil & Gas segments, as well as research and development expenditures applicable to potential future industry verticals, or enabling technologies that could benefit either or both existing business units.

Water Segment

Our Water segment consists of revenues and expenses associated with solutions sold for use in reverse osmosis desalination applications. Our Water segment revenue is principally derived from the sale of ERDs and high-pressure and circulation pumps to our mega-project development (“MPD”), original equipment manufacturers (“OEM”) and aftermarket (“AM”) channels. MPD sales are typically made to global EPC firms to build very large desalination plants worldwide. Our typical MPD sale consists of our PX, and each MPD sale represents revenue opportunities generally ranging from $1 million to $18 million. Our packaged solutions to OEMs include our PX, turbochargers, high-pressure pumps and circulation “booster” pumps for integration and use in small to medium-sized desalination plants. OEM projects typically represent revenue opportunities of up to $1 million. Our existing and expanding installed base of ERD and pump products in water plants has created a growing customer base comprised of plant operators and service providers who purchase spare parts, replacement parts and service contracts through our AM channel.

Oil & Gas Segment

Our Oil & Gas segment consists primarily of expenses associated with solutions for use in hydraulic fracturing, gas processing and chemical processing. In the past several years, we have invested significantly into research and development, sales, and marketing to expand our business into pressurized fluid flow industries within the oil & gas industry.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 28

Quarterly Highlights

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of novel coronavirus (“COVID-19”), a pandemic which has resulted in authorities across the globe implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. In response to measures taken by state and local governments in mid-March, we elected to temporarily suspend our manufacturing activities at our San Leandro headquarters to assess the impact of these orders and to implement health and safety actions recommended by government and health officials to better protect our employees who are required to be present at one of our facilities. In addition, the majority of our employees have been working remotely since that time. In early April 2020, we commenced limited manufacturing in accordance with federal, state and local regulations and guidance with enhanced safety measures in place, including shift configurations that ensure social distancing between workers, personal safety equipment for each worker, such as masks and gloves, and cleanings between shifts; and in July 2020, started weekly testing of employees working on site. In addition, we implemented, where feasible, a work at home policy, to allow for continued operation of all support functions. We have resumed to full production status since May 2020 with our enhanced safety measures remaining in place to contain the spread of COVID-19 and to ensure the health and safety of our employees. The March 2020 suspension of our manufacturing activities and the new safety measures implemented in the second quarter of 2020 did not have a material effect on our revenues during the three and six months ended June 30, 2020.

While we are unable to accurately predict the full impact that COVID-19 will have on our long-term financial condition, result of operations, liquidity and cash flows due to uncertainties, our compliance with these measures did not have a material impact on our financial results for the first half of fiscal year 2020. We have, however, taken precautionary measures to manage our resources conservatively by reducing and/or deferring capital and operating expenses to mitigate any potential adverse impacts of the pandemic as well as to conserve cash. Based on current projections, which are subject to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the effect of these on the industries in which we compete, we believe our cash on hand and marketable securities, as well as our ongoing cash generated from operations, should be sufficient to cover our capital requirements for the next 12 months from the issuance of this quarterly report. In addition, as a result of our reduced manufacturing levels, our gross margin for the first half of 2020 was negatively affected. Notwithstanding the reduction in our manufacturing levels, based on our current rate of production, we believe that we will be able to fulfill our existing delivery obligations in fiscal year 2020.

While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and our business may be adversely impacted as a result of the pandemic’s global economic impact. In the future, the pandemic may cause reduced demand for our products if it results in a recessionary global economic environment. It could also lead to volatility in access to our products due to government actions impacting our ability to produce and ship products or impacting the construction of large water desalination projects. For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, see Part II, Item 1A, “Risk Factors,” of this Form 10-Q and Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10‑K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission on March 6, 2020, as amended on June 10, 2020 (the “2019 Annual Report”).

Water Segment

•
We have opened our new manufacturing and warehouse in Tracy, California. The new facility supplements the existing manufacturing, warehouse and distribution of our PX, turbochargers and pumps. Commissioning of this facility occurred in July 2020.

•
In April 2020, we were awarded projects to supply PXs, related equipment and services to multiple desalination facilities in Egypt totaling $8.3 million, with a combined capacity of more than 290,000 cubic meters per day (“m3/day”). Once these facilities are in operation, our PXs are expected to recycle hydraulic energy equivalent to over 300 gigawatt hours of energy annually, an amount associated with approximately 200,000 metric tons of carbon emissions.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 29

•
In April 2020, we were awarded projects to supply PXs, related equipment and services to multiple desalination facilities in China totaling $2.5 million, with a combined capacity of more than 140,000 m3/day, or more than 37 million gallons per day. Once these facilities are in operation, our PXs are expected to recycle hydraulic energy equivalent to over 120 gigawatt hours of energy annually, an amount associated with approximately 70,000 metric tons of carbon emissions.

•
In July 2020, we were awarded projects to supply several hundred PXs, related equipment and services totaling $20.9 million, including a contract for the 400,000 m3/day Al Jubail II Seawater Reverse Osmosis (“SWRO”) facility (“Jubail II”). Jubail II will replace the thermal capacity of the 136,000 m3/day Jubail I thermal desalination facility.

Oil & Gas Segment

•	On June 24, 2020, we and Schlumberger Technology Corporation (“Schlumberger”) entered into an agreement to terminate the VorTeq License Agreement (“VorTeq License Agreement”).

•	As a result of the termination of the VorTeq License Agreement, we are now free to market our VorTeq™ technology to all companies in the broader pressure pumping market.

Results of Operations

A discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, is presented below.

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

	Three Months Ended June 30,
	2020		2019		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except percentages)
Product revenue - Water	$19,256	44%	$19,226	84%	$30	—%
License and development revenue	24,352	56%	3,570	16%	20,782	582%
Total revenue	$43,608	100%	$22,796	100%	$20,812	91%

Water Segment

Product revenue was $19.3 million in the three months ended June 30, 2020 compared to $19.2 million in the three months ended June 30, 2019. The increase in Water segment product revenue, compared to prior year, was due primarily to higher shipments to MPD and AM customers, partially offset by lower shipments to OEM customers.

Variability from quarter to quarter is typical, and year on year quarterly comparisons are not necessarily indicative of the trend for the full year due to these variations.

Oil & Gas Segment

License and development revenue of $24.4 million in the three months ended June 30, 2020, compared to $3.6 million in the three months ended June 30, 2019, increased by $20.8 million, or 582%. License and development revenue is calculated as a percentage of cost to total cost.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 30

During the three months ended June 30, 2020, we and Schlumberger entered into an agreement to terminate the VorTeq License Agreement effective June 1, 2020. As there were no future performance obligations to be recognized under the VorTeq License Agreement, we recognized in full the remaining deferred revenue balance of $24.4 million during the quarter. There will be no license and development revenue recognized in future quarters in relation to the VorTeq License Agreement.

	Six Months Ended June 30,
	2020		2019		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except percentages)
Water	$38,257	59%	$35,194	83%	$3,063	9%
Oil & Gas	—	—%	104	—%	(104)	(100%)
Product revenue	38,257	59%	35,298	83%	2,959	8%
License and development revenue	26,895	41%	7,293	17%	19,602	269%
Total revenue	$65,152	100%	$42,591	100%	$22,561	53%

Water Segment

Product revenue of $38.3 million in the six months ended June 30, 2020, compared to $35.2 million in the six months ended June 30, 2019, increased by $3.1 million, or 9%, due primarily to higher shipments to the MPD customers, partially offset by lower shipments to the OEM and AM customers.

Oil & Gas Segment

License and development revenue of $26.9 million in the six months ended June 30, 2020, compared to $7.3 million in the six months ended June 30, 2019, increased by $19.6 million, or 269%.

During the six months ended June 30, 2020, we and Schlumberger entered into an agreement to terminate the VorTeq License Agreement effective June 1, 2020. As there were no future performance obligations to be recognized under the VorTeq License Agreement, we recognized in full the remaining deferred revenue balance of $24.4 million during first half of 2020.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 31

Product Gross Profit and Gross Margin

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense and manufactured components.

	Three Months Ended June 30,
	2020		2019		Gross Profit Change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	$	%
	(In thousands, except percentages)
Product gross profit and gross margin	$12,707	66.0%	$13,743	71.5%	$(1,036)	(7.5%)

Product gross profit of $12.7 million in the three months ended June 30, 2020, compared to $13.7 million in the three months ended June 30, 2019, decreased by $1.0 million, or (7.5%), despite essentially flat revenue as compared to 2019. The decrease in product gross profit was due primarily to a reduction in gross margin to 66.0% in the three months ended June 30, 2020, from 71.5% in the three months ended June 30, 2019. This gross margin decrease was due primarily to higher costs of $0.7 million, or 3.7%, in cost of product revenue related to the reduced utilization of our manufacturing facilities during the second quarter prior to our return to full manufacturing in May 2020, as well as the increased overhead costs of our Tracy, California facility.

	Six Months Ended June 30,
	2020		2019		Gross Profit Change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	$	%
	(In thousands, except percentages)
Product gross profit and gross margin	$26,024	68.0%	$24,880	70.5%	$1,144	4.6%

Product gross profit of $26.0 million in the six months ended June 30, 2020, compared to $24.9 million in the six months ended June 30, 2019, increased by $1.1 million, or 4.6%. The increase in product gross profit was due primarily to favorable product mix, and was partially offset by the decrease of gross margin to 68.0% in the six months ended June 30, 2020, from 70.5% in the six months ended June 30, 2019. The decrease in product gross margin was due primarily to an increase of $1.2 million, or 3.2%, in cost of product revenue related to the reduced utilization of our manufacturing facilities during March and April 2020 prior to our return to full manufacturing in May 2020, as well as the increased overhead costs of our Tracy, California facility.
.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 32

Operating Expenses

Total Operating Expenses

	Three Months Ended June 30,
	2020		2019		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except percentages)
General and administrative	$5,599	13%	$5,500	24%	$99	2%
Sales and marketing	1,497	3%	2,181	10%	(684)	(31%)
Research and development	6,352	15%	5,480	24%	872	16%
Amortization of intangible assets	4	—%	157	1%	(153)	(97%)
Impairment of long-lived assets	2,332	5%	—	—%	2,332	—%
Total operating expenses	$15,784	36%	$13,318	58%	$2,466	19%

General and administrative (“G&A”) expenses of $5.6 million in the three months ended June 30, 2020, compared to $5.5 million in the three months ended June 30, 2019, increased by $0.1 million, or 2%, due primarily to an increase in other costs of $0.4 million, including software licensing and support fees, and higher consultant costs of $0.3 million, partially offset by lower employee-related costs of $0.5 million. Employee-related costs, as compared to prior year, decreased due primarily to lower travel costs due to the COVID-19 pandemic and a decrease in share-based compensation expense.

Sales and marketing (“S&M”) expenses of $1.5 million in the three months ended June 30, 2020, compared to $2.2 million in the three months ended June 30, 2019, decreased by $0.7 million, or (31%), due primarily to lower employee-related costs of $0.3 million and lower marketing costs of $0.3 million. Employee-related costs, as compared to prior year, decreased due primarily to lower travel costs due to the COVID-19 pandemic, and a decrease in employee compensation and benefits related to lower headcount.

Research and development (“R&D”) expenses of $6.4 million in the three months ended June 30, 2020, compared to $5.5 million in the three months ended June 30, 2019, increased by $0.9 million, or 16%, due primarily to higher testing supplies expenditures of $0.5 million, an increase in employee-related costs of $0.4 million, and higher depreciation expense of $0.2 million related to long-lived assets and certain test equipment, partially offset by lower other costs of $0.1 million. Employee-related costs, as compared to prior year, increased due primarily to an increase in employee compensation costs related to higher headcount, partially offset by lower travel costs due to the COVID-19 pandemic and a decrease in share-based compensation.

Amortization of intangible assets in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was lower due primarily to certain finite-lived intangible assets that were fully expensed in the prior year.

Impairment of long-lived assets in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was higher due to the termination of the VorTeq License Agreement.

COVID-19 did not have a material effect on operating expenditures during the three months ended June 30, 2020.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 33

Total Operating Expenses

	Six Months Ended June 30,
	2020		2019		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except percentages)
General and administrative	$12,480	19%	$11,079	26%	$1,401	13%
Sales and marketing	3,635	6%	4,343	10%	(708)	(16%)
Research and development	13,061	20%	9,734	23%	3,327	34%
Amortization of intangible assets	8	—%	313	1%	(305)	(97%)
Impairment of long-lived assets	2,332	4%	—	—%	2,332	—%
Total operating expenses	$31,516	48%	$25,469	60%	$6,047	24%

G&A expenses of $12.5 million in the six months ended June 30, 2020, compared to $11.1 million in the six months ended June 30, 2019, increased $1.4 million, or 13%, due primarily to an increase in consultant costs of $0.6 million, other costs of $0.7 million, including software licensing and support fees, and increased bad debt expense of $0.1 million.

S&M expenses of $3.6 million in the six months ended June 30, 2020, compared to $4.3 million in the six months ended June 30, 2019, decreased $0.7 million, or (16%), due primarily to a decrease in marketing costs of $0.4 million and lower commission costs of $0.3 million.

R&D expenses of $13.1 million in the six months ended June 30, 2020, compared to $9.7 million in the six months ended June 30, 2019, increased $3.3 million, or 34%, due primarily to higher testing supplies expenditures of $2.0 million, an increase in employee-related costs of $0.9 million, and higher depreciation expense of $0.3 million related to long-lived assets and certain test equipment. Employee-related costs, as compared to prior year, increased due primarily to an increase in employee compensation and benefits related to higher headcount, partially offset by lower travel costs due to the COVID-19 pandemic and a decrease in share-based compensation expense.

Amortization of intangible assets in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was lower due primarily to certain finite-lived intangible assets that were fully expensed in the prior year.

Impairment of long-lived assets in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was higher due to the termination of the VorTeq License Agreement.

COVID-19 did not have a material effect on operating expenditures during the six months ended June 30, 2020.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 34

Segment and Corporate Operating Expenses

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Water	Oil & Gas	Corporate	Total	Water	Oil & Gas	Corporate	Total
	(In thousands)
Operating expenses
General and administrative	$456	$421	$4,722	$5,599	$563	$412	$4,525	$5,500
Sales and marketing	1,124	18	355	1,497	1,559	319	303	2,181
Research and development	960	4,517	875	6,352	1,103	4,305	72	5,480
Amortization of intangible assets	4	—	—	4	157	—	—	157
Impairment of long-lived assets	—	2,332	—	2,332	—	—	—	—
Total operating expenses	$2,544	$7,288	$5,952	15,784	$3,382	$5,036	$4,900	$13,318

Water segment operating expenses of $2.5 million in the three months ended June 30, 2020, compared to $3.4 million in the three months ended June 30, 2019, decreased by $0.8 million, or (25%), due primarily to lower employee-related costs, and lower R&D costs to support further development of our PX, turbocharger and pump. Employee-related costs, as compared to prior year, decreased due primarily to lower travel costs due to the COVID-19 pandemic, a decrease in share-based compensation expense and lower employee compensation, commissions and benefits.

Oil & Gas segment operating expenses, excluding the impairment of long-lived assets, of $5.0 million in the three months ended June 30, 2020, decreased by $0.1 million, or (2%), compared to $5.0 million in the three months ended June 30, 2019, due primarily to higher R&D costs related to testing supply expenditures and depreciation expense related to long-lived assets fully offset by lower employee-related costs and other expenses. Employee-related cost, as compared to prior year, decreased due primarily to a decrease in employee compensation and benefits, a decrease in share-based compensation expense and lower travel costs due to the COVID-19 pandemic.

Corporate operating expenses of $6.0 million in the three months ended June 30, 2020, compared to $4.9 million in the three months ended June 30, 2019, increased by $1.1 million, or 21%, due primarily to higher allocated employee-related costs to support our future R&D initiatives, professional service costs and software licensing and support fees. Employee-related costs, as compared to prior year, increased due primarily to an increase in allocated employee compensation and benefits, partially offset by lower travel costs due to the COVID-19 pandemic and recruitment costs.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 35

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Water	Oil & Gas	Corporate	Total	Water	Oil & Gas	Corporate	Total
	(In thousands)
Operating expenses
General and administrative	$861	$1,162	$10,457	$12,480	$1,097	$776	$9,206	$11,079
Sales and marketing	2,800	76	759	3,635	3,208	582	553	4,343
Research and development	1,862	9,764	1,435	13,061	1,908	7,668	158	9,734
Amortization of intangible assets	8	—	—	8	313	—	—	313
Impairment of long-lived assets	—	2,332	—	2,332	—	—	—	—
Total operating expenses	$5,531	$13,334	$12,651	31,516	$6,526	$9,026	$9,917	$25,469

Water segment operating expenses of $5.5 million in the six months ended June 30, 2020, compared to $6.5 million in the six months ended June 30, 2019, decreased by $1.0 million, or (15%), due primarily to lower employee-related costs, and amortization of intangible asset related to fully amortized intangible assets in 2019. Employee-related cost, as compared to prior year, decreased due primarily to a decrease in employee compensation and benefit costs, and lower travel costs due to the COVID-19 pandemic.

Oil & Gas segment operating expenses, excluding the impairment of long-lived assets, of $11.0 million in the six months ended June 30, 2020, compared to $9.0 million in the six months ended June 30, 2019, increased by $2.0 million, or 22%, due primarily to higher testing supply expenditures and equipment depreciation, partially offset by lower employee-related costs. Employee-related costs, as compared to prior year, decreased due primarily to a decrease in share-based compensation expense and lower travel cost due to the COVID-19 pandemic.

Corporate operating expenses of $12.7 million in the six months ended June 30, 2020, compared to $9.9 million in the six months ended June 30, 2019, increased by $2.7 million, or 28%, due primarily to higher allocated employee-related costs to support our future R&D initiatives, professional service costs, and facility and office costs. Employee-related costs, as compared to prior year, increased due primarily to an increase in allocated employee compensation and benefit costs, and higher recruiting expenses, partially offset by lower travel costs due to the COVID-19 pandemic and a decrease in share-based compensation expense.

Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except percentages)
Interest income	$255	$528	$675	$1,051
Other non-operating expense, net	(18)	(48)	(30)	(72)
Total other income, net	$237	$480	$645	$979

Total other income, net of $0.2 million in the three months ended June 30, 2020, compared to $0.5 million in the three months ended June 30, 2019, decreased by approximately $0.2 million due primarily to a decrease in interest income.

Total other income, net of $0.6 million, in the six months ended June 30, 2020, compared to $1.0 million the six months ended June 30, 2019, decreased by approximately $0.3 million due primarily to a decrease in interest income.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 36

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except percentages)
Provision for income taxes	$4,586	$756	$4,501	$1,310
Effective tax rate	21.3%	16.9%	20.4%	17.1%
Effective tax rate, excluding discrete items	20.1%	21.8%	20.0%	21.6%

The tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period. The quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, and changes in how we do business.

For the three and six months ended June 30, 2020, the recognized income tax expense included a discrete tax charge due primarily to the termination of the VorTeq License Agreement, partially offset by stock-based compensation windfalls. For the three and six months ended June 30, 2019, the recognized income tax expense included a discrete tax benefit due primarily to stock-based compensation windfalls.

The effective tax rate, excluding the discrete items for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, was lower due primarily to higher anticipated R&D credits in fiscal year 2020.

On March 18, 2020, the U.S. government enacted the “Families First Coronavirus Response Act” (“FFCRA”). The FFCRA provides, among other things, a refundable payroll tax credit for emergency sick and family and medical leave required to be paid to employees under the FFCRA. On March 27, 2020, the U.S. government also enacted the “Coronavirus Aid, Relief and Economic Security Act” (“CARES Act”). The CARES Act, among other things, includes provisions relating to net operating losses, acceleration of alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As a result of the alternative minimum tax credit refund acceleration provision, we expect to receive an additional $0.1 million of tax refund of minimum tax credits carried over from fiscal year 2018. Additionally, the CARES Act provides a refundable payroll tax credit against the employer’s share of social security tax (the “Employee Retention Credit”), and permits employers to defer, until fiscal years 2021 and 2022, payment of their remaining payroll tax liability (“Payroll Tax Deferral”). To date, we have applied for both the Employee Retention Credit and the Payroll Tax Deferral, which will defer federal social security taxes payments. These federal social security taxes payments will in turn be paid out in equal installments in fiscal years 2021 and 2022.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 37

Liquidity and Capital Resources

Overview

As of June 30, 2020, our principal sources of liquidity consisted of: (i) unrestricted cash and cash equivalents of $63.0 million, (ii) short-term investments of $28.4 million that are primarily invested in marketable debt instruments such as corporate notes and bonds and U.S. Treasury securities, and (iii) accounts receivable, net of allowances of $12.8 million. As of June 30, 2020, our unrestricted cash, cash equivalents, and short and long-term investments held outside the U.S. were $3.6 million. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed. Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future. The risk of this portfolio to us is in the ability of the underlying companies to cover their obligations at maturity, not in our ability to trade these securities at a profit. Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.

As of June 30, 2020, we had $0.9 million of short-term contract assets which primarily represents unbilled trade receivables from certain Water segment contract sales which includes contractual holdback provisions, pursuant to which we will invoice the final retention payment due within the next 12 months. The customer holdbacks represent amounts intended to provide a form of security for the customer; and accordingly, these contract assets have not been discounted to present value. The retention payments with no performance conditions are recorded as unbilled trade receivables. In addition, as of June 30, 2020, there were no Oil & Gas segment unbilled project costs.

Loan and Pledge Agreement

We entered into a loan and pledge agreement with a financial institution on January 27, 2017. Since inception, this loan and pledge agreement has been amended multiple times to accommodate our growth (the amended loan and pledge agreement is hereinafter referred to as the “Loan and Pledge Agreement”). The Loan and Pledge Agreement, which will expire on June 30, 2022, provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. The covenants of the Loan and Pledge Agreement allow us to incur indebtedness owed to a foreign subsidiary in an aggregate amount not to exceed $66.0 million, which amount is subordinated to any amounts outstanding under the Loan and Pledge Agreement. We are in compliance with all covenants related to this Loan and Pledge Agreement.

Stand-By Letters of Credit

Under the Loan and Pledge Agreement, we are allowed to issue stand-by letters of credit (“SBLCs”) up to one year past the expiration date of the Loan and Pledge Agreement and to hold SBLCs with other financial institutions up to $5.1 million. SBLCs have a term limit of three years, are secured by pledged U.S. investments, and do not have any cash collateral balance requirement. SBLCs are deducted from the total revolving credit line under the Loan and Pledge Agreement and are subject to a non-refundable quarterly fee that is in an amount equal to 0.7% per annum of the face amount of the outstanding SBLCs. As of June 30, 2020, outstanding SBLC totaled $12.3 million.

CARES Act

We have not availed ourselves of any loans made available under the CARES Act, including both the Payroll Protection Program and the Economic Injury Disaster Loan Program. We continue to monitor the programs the Federal government and the State of California are putting in place, and will participate in those programs for which we are eligible.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 38

Cash Flows

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash (used in) provided by operating activities	$(294)	$3
Net cash provided by (used in) investing activities	35,788	(3,241)
Net cash provided by financing activities	1,105	4,519
Effect of exchange rate differences on cash and cash equivalents	(15)	—
Net change in cash, cash equivalents and restricted cash	$36,584	$1,281

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

Cash Flows from Operating Activities

Net cash (used in) provided by operating activities is primarily generated by net income adjusted for certain non-cash items, and changes in assets and liabilities.

Cash used in operating activities of $0.3 million in 2020, as compared to cash provided from operating of three thousand dollars in 2019, was lower by $0.3 million. Cash provided by net income adjusted for non-cash items of $30.3 million in 2020, compared to cash provided by net income adjusted for non-cash items of $13.2 million in 2019, was higher by $17.2 million. Cash used for assets and liabilities of $30.6 million in 2020, compared to cash used for assets and liabilities of $13.1 million in 2019, was higher by $17.5 million.

Net change of cash used for assets and liabilities of $30.6 million in 2020 was due primarily to a $27.8 million decrease in contract liabilities due to the recognition of license and development revenue related to the termination of the VorTeq License Agreement during the period, a $4.0 million decrease in accrued expenses and other liabilities due primarily to lower accrued payroll, incentive and commission payable, a $0.3 million increase in prepaid and other assets, and a $0.2 million increase in contract assets, partially offset by a $1.3 million increase in accounts payable due to timing of invoices and payments, and a $0.1 million net increase in accounts receivable and contract assets due to the timing of invoices and payments.

We have seen no material effect to our operating cash flows due to COVID-19 during the six months ended June 30, 2020. Our greatest risks to our operating cash flows in this crisis are the strength of our existing and projected backlog, as well as customer receivables in a time when many companies are experiencing stress to their operating cash flows.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities primarily relates to maturities and purchases of marketable securities, and capital expenditures supporting our growth. Our investments in marketable securities are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.

Cash provided by investing activities in 2020 of $35.8 million was due primarily to $43.3 million and $9.8 million in maturities and sales, respectively, of marketable security investments, partially offset by $12.9 million used to purchase investments and $4.4 million for capital expenditures.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 39

Cash Flows from Financing Activities

Net cash provided by financing activities primarily relates to the issuance of equity typically from share-based compensation.

Net cash provided by financing activities in 2020 of $1.1 million was due primarily to the issuance of common stock related to stock option exercises, net of taxes paid on vested restricted stock units.

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

Contractual Obligations

We lease facilities and equipment under fixed noncancelable operating leases that expire on various dates through fiscal year 2030. The following table presents a summary of our contractual obligations as of June 30, 2020.

		Payments Due by Period
	Total	1 Year (remaining six months of 2020)	2-3 Years (2021-2022)	3-4 Years (2023-2024)	5 Years + (2025 and thereafter)
	(In thousands)
Operating lease obligations	$24,960	$1,290	$5,081	$5,392	$13,197
Purchase obligations(1)	8,728	8,673	55	—	—
Total contractual obligations	$33,688	$9,963	$5,136	$5,392	$13,197

(1)	Purchase obligations are related to open purchase orders for materials and supplies.

This table excludes agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of June 30, 2020, we believe, as of June 30, 2020, that our exposure related to these guarantees and indemnities was not material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 40

Recent Accounting Pronouncements

Refer to Note 1, “Description of Business and Significant Accounting Policies – Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q.

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

Interest Rate and Credit Risks

We have an investment portfolio of fixed-income marketable debt securities including amounts classified as cash equivalents, and short and long-term investments. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in investment-grade short and long-term debt instruments of high-quality corporate issuers and instruments of the U.S. government and its agencies. These investments are subject to counter-party credit risk. To minimize this risk, we invest pursuant to an investment policy approved by our board of directors. The policy mandates high credit rating requirements and restricts our exposure to any single corporate issuer by imposing concentration limits.

As of June 30, 2020, our total debt security investments which totaled approximately $33.9 million, are presented in Short-term investments and Long-term investments on our Condensed Consolidated Balance Sheets. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than seven months. As of June 30, 2020, a hypothetical 1% increase in interest rates would have resulted in an approximately $0.2 million decrease in the fair value of our fixed-income debt securities.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 41

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 42

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

Item 1A — Risk Factors

Other than the risk factor(s) provided below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in the 2019 Annual Report and those disclosed in Part II, Item 1A, “Risk Factors,” in the Q1’2020 Form 10-Q Quarterly Report.

The VorTeq License Agreement with Schlumberger was mutually terminated, effective June 1, 2020.  We will continue the development of the VorTeq technology without the collaboration of Schlumberger and we may not be able to successfully develop and subsequently commercialize the VorTeq technology.

In October 2015, we entered into the VorTeq License Agreement with Schlumberger, which provided Schlumberger with exclusive worldwide rights to our VorTeq technology for hydraulic fracturing onshore applications. In performing the obligations under the license, we provided research and development services to commercialize the technology in accordance with the Key Performance Indicators (“KPIs”), as defined in the VorTeq License Agreement. In order to commercialize the VorTeq technology, the VorTeq License Agreement provided, among other things, that we successfully meet certain specified milestones against key performance indicators set forth in the VorTeq License Agreement. We received a non-refundable up-front $75.0 million exclusivity fee in connection with the VorTeq License Agreement, and the agreement provided for two additional milestone payments of $25.0 million each if the KPIs related to those two milestones would have been achieved. Effective June 1, 2020, we entered into an agreement to terminate the VorTeq License Agreement. As a result, we will pursue the development and commercialization of the Vorteq technology without the collaboration of Schlumberger, and we will not receive the two additional $25.0 million milestone payments that were contemplated by the VorTeq License Agreement. However, there is no exclusivity with respect to the VorTeq technology, and we will be able to pursue the entire fracking market if we successfully commercialize it.

The VorTeq technology is a relatively new technology and the hydraulic fracturing process is extremely complex, which presents a wide range of technological challenges for us. If we are unable to successfully solve these challenges or find suitable collaboration partners, we may not be able to successfully commercialize the VorTeq technology, which could have an adverse effect on our business, financial condition, or results of operation. The successful commercialization of the VorTeq depends heavily on the support of fracking operators and ultimate adoption of the technology by these companies. If the fracking operators fail to adopt the VorTeq technology, for any reason, we may not be able to successfully commercialize the VorTeq technology and we may not receive any return on our significant research and development investment. Failure to commercialize the VorTeq technology could have an adverse effect on our entire business, financial condition, or results of operation.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 43

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None.

Item 6 — Exhibits

A list of exhibits filed or furnished with this report or incorporated herein by reference is found in the Exhibit Index below.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1†	Energy Recovery, Inc. 2020 Incentive Plan.	Schedule 14A	001-34112	Appendix A	5/29/2020
10.2	Termination Agreement and Release, dated as of June 24, 2020, by and between ERI Energy Recovery Ireland Ltd. and Schlumberger Technology Corporation.	8-K/A	001-34112	10.1	6/29/2020
10.3†	Offer of Employment with Energy Recovery, Inc., as President and Chief Executive Officer.	8-K/A	001-34112	10.1	5/22/2020
31.1	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, “Financial Information” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*
The certifications furnished in Exhibits 32.1 are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

†	Management contract or compensatory plan or arrangement.

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	July 31, 2020	By:	/s/ ROBERT YU LANG MAO
Robert Yu Lang Mao
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2020	By:	/s/ JOSHUA BALLARD
Joshua Ballard
Chief Financial Officer
(Principal Financial and Accounting Officer)

Energy Recovery, Inc. | Q2'2020 Form 10-Q | 45