Form 10-Q
period 2020-09-30
Energy Recovery, Inc.
filed 2020-10-30
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of October 23, 2020, there were 56,100,279 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$80,149	$26,387
Short-term investments	24,373	58,736
Accounts receivable, net	11,055	12,979
Inventories, net	10,662	10,317
Prepaid expenses and other current assets	4,959	4,548
Total current assets	131,198	112,967
Long-term investments	1,418	15,419
Deferred tax assets, non-current	11,454	16,897
Property and equipment, net	20,535	18,843
Operating lease, right of use asset	16,444	11,195
Goodwill	12,790	12,790
Other intangible assets, net	53	65
Other assets, non-current	645	598
Total assets	$194,537	$188,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,951	$1,192
Accrued expenses and other current liabilities	8,654	9,869
Lease liabilities	1,209	1,023
Contract liabilities	1,160	15,746
Total current liabilities	12,974	27,830
Lease liabilities, non-current	16,802	11,533
Contract liabilities, non-current	104	13,120
Other non-current liabilities	672	278
Total liabilities	30,552	52,761
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	61	61
Additional paid-in capital	174,929	170,028
Accumulated other comprehensive income (loss)	100	(37)
Treasury stock	(30,486)	(30,486)
Accumulated earnings (deficit)	19,381	(3,553)
Total stockholders’ equity	163,985	136,013
Total liabilities and stockholders’ equity	$194,537	$188,774

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 3

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Product revenue	$27,408	$21,752	$65,665	$57,050
Product cost of revenue	7,816	5,425	20,049	15,843
Product gross profit	19,592	16,327	45,616	41,207

License and development revenue	—	3,098	26,895	10,391

Operating expenses:
General and administrative	6,271	5,711	18,751	16,790
Sales and marketing	2,141	2,367	5,776	6,710
Research and development	5,098	6,620	18,159	16,354
Amortization of intangible assets	4	156	12	469
Impairment of long-lived assets	—	—	2,332	—
Total operating expenses	13,514	14,854	45,030	40,323
Income from operations	6,078	4,571	27,481	11,275

Other income (expense):
Interest income	134	500	809	1,551
Other non-operating expense, net	(29)	(5)	(59)	(77)
Total other income, net	105	495	750	1,474
Income before income taxes	6,183	5,066	28,231	12,749
Provision for (benefit from) income taxes	796	(83)	5,297	1,227
Net income	$5,387	$5,149	$22,934	$11,522

Earnings per share:
Basic	$0.10	$0.09	$0.41	$0.21
Diluted	$0.10	$0.09	$0.41	$0.21

Number of shares used in per share calculations:
Basic	55,692	54,975	55,573	54,594
Diluted	56,471	56,384	56,443	55,971

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 4

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$5,387	$5,149	$22,934	$11,522
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	26	(19)	11	(20)
Unrealized gain (loss) on investments	(45)	(5)	126	127
Total other comprehensive income (loss), net of tax	(19)	(24)	137	107
Comprehensive income	$5,368	$5,125	$23,071	$11,629

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 5

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Common stock
Beginning balance	$61	$60	$61	$59
Issuance of common stock, net	—	—	—	1
Ending balance	61	60	61	60

Additional paid-in capital
Beginning balance	173,729	165,981	170,028	158,404
Issuance of common stock, net	132	815	1,237	5,334
Stock-based compensation	1,068	1,354	3,664	4,412
Ending balance	174,929	168,150	174,929	168,150

Accumulated other comprehensive income (loss)
Beginning balance	119	(2)	(37)	(133)
Other comprehensive income (loss)
Foreign currency translation adjustments	26	(19)	11	(20)
Unrealized gain (loss) on investments	(45)	(5)	126	127
Total other comprehensive income (loss), net	(19)	(24)	137	107
Ending balance	100	(26)	100	(26)

Treasury stock
Beginning and ending balance	(30,486)	(30,486)	(30,486)	(30,486)

Accumulated earnings (deficit)
Beginning balance	13,994	(8,093)	(3,553)	(14,466)
Net income	5,387	5,149	22,934	11,522
Ending balance	19,381	(2,944)	19,381	(2,944)

Total stockholders’ equity	$163,985	$134,754	$163,985	$134,754

Common stock issued (number of shares)
Beginning balance	61,133	60,360	60,718	59,396
Issuance of common stock, net	37	210	452	1,174
Ending balance	61,170	60,570	61,170	60,570

Treasury stock (number of shares)
Beginning and ending balance	5,456	5,456	5,456	5,456

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 6

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$22,934	$11,522
Adjustments to reconcile net income to cash provided by operating activities
Stock-based compensation	3,672	4,425
Depreciation and amortization	3,963	3,440
Amortization (accretion) of premiums and discounts on investments	311	(37)
Deferred income taxes	5,443	1,198
Provision for warranty claims	316	339
Impairment of long-lived assets	2,332	—
Other non-cash adjustments	—	197
Changes in operating assets and liabilities:
Accounts receivable, net	1,862	(10,617)
Contract assets	(747)	2,993
Inventories, net	(506)	(1,885)
Prepaid and other assets	295	383
Accounts payable	656	(94)
Accrued expenses and other liabilities	(2,561)	(1,264)
Income taxes	(18)	30
Contract liabilities	(27,602)	(10,127)
Net cash provided by operating activities	10,350	503
Cash flows from investing activities:
Sales of marketable securities	10,573	3,535
Maturities of marketable securities	50,467	70,040
Purchases of marketable securities	(12,855)	(66,253)
Capital expenditures	(6,019)	(5,501)
Net cash provided by investing activities	42,166	1,821
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,260	5,424
Tax payment for employee shares withheld	(23)	(89)
Net cash provided by financing activities	1,237	5,335
Effect of exchange rate differences on cash and cash equivalents	11	—
Net change in cash, cash equivalents and restricted cash	53,764	7,659
Cash, cash equivalents and restricted cash, beginning of year	26,488	22,138
Cash, cash equivalents and restricted cash, end of period	$80,252	$29,797

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 7

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Description of Business and Significant Accounting Policies

Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company” or “Energy Recovery”) has, for more than 20 years, created technologies that solve complex challenges for industrial fluid flow markets worldwide. The Company designs and manufactures solutions that reduce waste, improve operational efficiency, and lower the production costs of clean water and oil & gas. The Company’s solutions are marketed and sold in fluid flow markets such as water, oil & gas and chemical processing under the trademarks ERI®, Ultra PX™, PX®, Pressure Exchanger®, PX Pressure Exchanger®, Powertrain™, VorTeq™, IsoBoost®, IsoGen®, AT™ and AquaBold™. The Company owns, manufactures and/or develops its solutions, in whole or in part, in the United States of America (“U.S.”).

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

The September 30, 2020 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2020, as amended on June 10, 2020 (the “2019 Annual Report”).

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

Due to the novel coronavirus (“COVID-19”) pandemic, and the impact on our customers due to the reduced demand for oil and gas, as well as the oversupply of oil, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of October 30, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. The Company undertakes no obligation to update publicly these estimates for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 8

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
(Unaudited)

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends Accounting Standards Codification (“ASC”) No. 326, Financial Instruments-Credit Losses (“ASC 326”). Subsequent to the issuance of ASU 2016-13, ASC 326 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update. The new guidance introduces the current expected credit loss (“CECL”) model, which requires an entity to record an allowance for credit losses for certain financial instruments and financial assets, including trade receivables, based on expected losses rather than incurred losses. Under this update, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2020-02”), which amended the language in Subtopic 326-20 and addressed questions primarily regarding documentation and company policies. ASU 2016-13 and its amendments are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2019, on a modified retrospective basis. The adoption of ASU 2016-13 and its amendments on January 1, 2020 did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures. The Company will continue to actively monitor the impact of the recent COVID-19 pandemic, and the impact on our customers due to the reduced demand for oil and gas, as well as the oversupply of oil, on expected credit losses.

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

Note 2 — Revenue

On June 24, 2020, the Company entered into an agreement with Schlumberger Technology Corporation (“Schlumberger”) to terminate the existing agreement to license the VorTeq technology (the “VorTeq License Agreement”). Pursuant to the terms of the agreement, each party’s rights, duties and obligations under the VorTeq License Agreement have been terminated effective June 1, 2020. Accordingly, the Company (i) is entitled to retain all of the non-refundable upfront exclusivity payment, (ii) is not entitled to any further payments from Schlumberger, and (iii) has no future performance obligations under the VorTeq License Agreement. The Company accounted for the termination as a contract modification, which resulted in the Company recognizing the remaining amounts of the original $75.0 million non-refundable upfront exclusivity payment of $24.4 million during the second quarter of fiscal year 2020 as license and development revenue in the Condensed Consolidated Statements of Operations for such quarter. See Note 12, “VorTeq Partnership and License Agreement,” for additional discussion regarding the termination of the VorTeq License Agreement.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 9

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
(Unaudited)

Disaggregation of Revenue

The following tables present the Company’s revenues disaggregated by geography based on the “shipped to” addresses of the Company’s customers and by major product/service line. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands)
Primary geographical market
Middle East and Africa	$22,667	$—	$22,667	$55,402	$—	$55,402
Americas	1,157	—	1,157	3,519	26,895	30,414
Asia	2,226	—	2,226	3,618	—	3,618
Europe	1,358	—	1,358	3,126	—	3,126
Total revenue	$27,408	$—	$27,408	$65,665	$26,895	$92,560

Major product/service line
PX Pressure Exchangers, pumps and turbo devices, and other	$27,408	$—	$27,408	$65,665	—	$65,665
License and development	—	—	—	—	26,895	26,895
Total revenue	$27,408	$—	$27,408	$65,665	$26,895	$92,560

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands)
Primary geographical market
Middle East and Africa	$16,691	$—	$16,691	$36,193	$104	$36,297
Americas	2,227	3,098	5,325	7,978	10,391	18,369
Asia	2,188	—	2,188	9,364	—	9,364
Europe	646	—	646	3,411	—	3,411
Total revenue	$21,752	$3,098	$24,850	$56,946	$10,495	$67,441

Major product/service line
PX Pressure Exchangers, pumps and turbo devices, and other	$21,752	$—	$21,752	$56,946	$104	$57,050
License and development	—	3,098	3,098	—	10,391	10,391
Total revenue	$21,752	$3,098	$24,850	$56,946	$10,495	$67,441

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 10

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
(Unaudited)

Contract Balances

The following table presents contract balances by category.

	September 30, 2020	December 31, 2019
	(In thousands)
Accounts receivable, net	$11,055	$12,979
Contract assets:
Contract assets, current (included in prepaid expenses and other current assets)	$1,198	$501
Contract assets, non-current (included in other assets, non-current)	241	191
Total contract assets	$1,439	$692

Current contract liabilities:
Customer deposits	$792	$1,506
Deferred revenue:
License and development	—	13,846
Product	78	78
Service	290	316
Total deferred revenue	368	14,240
Total current contract liabilities	1,160	15,746
Non-current contract liabilities, deferred revenue:
License and development	—	13,048
Service	104	72
Total non-current contract liabilities	104	13,120
Total contract liabilities	$1,264	$28,866

The Company records unbilled receivables as contract assets. The following table presents significant changes in contract assets during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Contract assets balance, beginning of period	$890	$1,936	$692	$4,083
Transferred to trade receivables	(9,619)	(4,773)	(19,464)	(8,371)
Additions to contract assets	10,168	3,927	20,211	5,378
Contract assets balance, end of period	$1,439	$1,090	$1,439	$1,090

The Company records contract liabilities when cash payments are received in advance of the Company’s performance. The following table presents significant changes in contract liabilities during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Contract liabilities balance, beginning of period	$1,077	$35,079	$28,866	$42,809
Revenue recognized	(19)	(3,582)	(29,750)	(10,901)
Cash received, excluding amounts recognized as revenue during the period	206	1,185	2,148	774
Contract liabilities balance, end of period	$1,264	$32,682	$1,264	$32,682

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 11

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
(Unaudited)

Transaction Price Allocated to the Remaining Performance Obligation

The following table presents the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied.

September 30, 2020
(In thousands)
Year:
2020 (remaining three months)	$4,619
2021	17,964
2022	15
Total performance obligation	$22,598

Note 3 — Earnings per Share

Net income for the reported period is divided by the weighted average number of common shares outstanding during the reported period to calculate basic earnings per common share. Basic earnings per share exclude any dilutive effect of stock options and restricted stock units (“RSU”).

Diluted earnings per common share reflects the potential dilution that would occur if outstanding stock options to purchase common stock were exercised for shares of common stock, using the treasury stock method, and the shares of common stock underlying each outstanding RSU were issued (outstanding stock options to purchase common stock and RSUs collectively referred to as, “stock awards”). Certain shares of common stock issuable under stock awards have been omitted from the diluted earnings per share calculations because their inclusion is considered anti-dilutive.

The following table presents the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Numerator:
Net income	$5,387	$5,149	$22,934	$11,522

Denominator (weighted average shares):
Basic common shares outstanding	55,692	54,975	55,573	54,594
Dilutive stock awards	779	1,409	870	1,377
Diluted common shares outstanding	56,471	56,384	56,443	55,971

Earnings per share:
Basic	$0.10	$0.09	$0.41	$0.21
Diluted	$0.10	$0.09	$0.41	$0.21

The following table presents the potential common shares issuable under stock awards that were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Anti-dilutive stock awards	3,033	1,610	2,700	1,964

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 12

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
(Unaudited)

Note 4 — Other Financial Information

Cash, Cash Equivalents and Restricted Cash

The Company’s Condensed Consolidated Statements of Cash Flows explain the changes in the total of cash, cash equivalents and restricted cash. The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts presented.

	September 30, 2020	December 31, 2019	September 30, 2019
	(In thousands)
Cash and cash equivalents	$80,149	$26,387	$29,696
Restricted cash, non-current (included in other assets, non-current)	103	101	101
Total cash, cash equivalents and restricted cash	$80,252	$26,488	$29,797

The Company pledged cash in connection with the Company’s credit cards. The Company deposited corresponding amounts into restricted accounts at several financial institutions.

Accounts Receivable, net

	September 30, 2020	December 31, 2019
	(In thousands)
Accounts receivable, gross	$11,425	$13,287
Allowance for doubtful accounts	(370)	(308)
Accounts receivable, net	$11,055	$12,979

Inventories

	September 30, 2020	December 31, 2019
	(In thousands)
Raw materials	$4,345	$3,742
Work in process	2,877	2,141
Finished goods	3,440	4,434
Inventories, net	$10,662	$10,317

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method. Valuation adjustments for excess and obsolete inventory reflected as a reduction of inventory was $0.5 million and $0.4 million at September 30, 2020 and December 31, 2019, respectively. During the three and nine months ended September 30, 2020, due to the COVID-19 pandemic, the Company expensed $0.3 million and $1.5 million, respectively, to product cost of revenue related to the reduced utilization of the Company’s manufacturing facilities.

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

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 13

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
(Unaudited)

On June 24, 2020, the Company entered into an agreement with Schlumberger to terminate the existing VorTeq License Agreement effective June 1, 2020. As a result, the Company conducted an analysis on certain VorTeq long-lived assets that were directly related to obligations under the VorTeq License Agreement and determined that certain of those assets were impaired. The net carrying value of the impaired long-lived assets of $2.3 million was recognized in the nine months ended September 30, 2020 as impairment of long-lived assets in the Condensed Consolidated Statements of Operations. See Note 12, “VorTeq Partnership and License Agreement,” for additional discussion regarding the termination of the VorTeq License Agreement.

Accrued Expenses and Other Current Liabilities

	September 30, 2020	December 31, 2019
	(In thousands)
Payroll, incentives and commissions payable	$6,270	$6,040
Warranty reserve	747	631
Other accrued expenses and current liabilities	1,637	3,198
Total accrued expenses and other current liabilities	$8,654	$9,869

Note 5 — Investments and Fair Value Measurements

Available-for-Sale Investments

The Company’s investments in U.S. treasury securities and corporate notes and bonds are classified as available-for-sale. As of September 30, 2020 and December 31, 2019, all available-for-sale investments were either classified as cash equivalents with contractual maturities less than or equal to 90 days, short-term with contractual maturities over 90 days but less than or equal to 12 months, or long-term with contractual maturities over 12 months. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The Company generally holds available-for-sale investments until maturity; however, from time-to-time, the Company may elect to sell certain available-for-sale investments prior to contractual maturity.

The Company monitors investments for impairment. It was determined that unrealized gains and losses at September 30, 2020 and December 31, 2019, were temporary in nature, because the changes in market value for these securities resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. The Company is unlikely to experience gains or losses if these securities are held to maturity. In the event that the Company disposes of these securities before contractual maturity, it is expected that the realized gains or losses, if any, will be immaterial.

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

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 14

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
(Unaudited)

The following table presents the Company’s financial assets measured on a recurring basis by contractual maturity, including their pricing category, amortized cost, gross unrealized holding gains and losses, and fair value, as of September 30, 2020 and December 31, 2019.

		September 30, 2020				December 31, 2019
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$53,695	$—	$—	$53,695	$86	$—	$—	$86
U.S. treasury securities	Level 2	—	—	—	—	11,582	—	—	11,582
Total cash equivalents		53,695	—	—	53,695	11,668	—	—	11,668

Short-term investments
U.S. treasury securities	Level 2	3,084	16	—	3,100	2,746	1	—	2,747
Corporate notes and bonds	Level 2	21,108	167	(2)	21,273	55,951	49	(11)	55,989
Total short-term investments		24,192	183	(2)	24,373	58,697	50	(11)	58,736

Long-term investments
Corporate notes and bonds	Level 2	1,395	23	—	1,418	15,415	9	(5)	15,419
Total long-term investments		1,395	23	—	1,418	15,415	9	(5)	15,419
Total		$79,282	$206	$(2)	$79,486	$85,780	$59	$(16)	$85,823

As of September 30, 2020 and December 31, 2019, the Company had no financial liabilities and no Level 3 financial assets. During the nine months ended September 30, 2020 and year ended December 31, 2019, the Company had no transfers of financial assets between any levels.

The following table presents a summary of the fair value and gross unrealized holding losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument as of September 30, 2020 and December 31, 2019. The available-for-sale for investments that were in an unrealized gain position have been excluded from the table.

	September 30, 2020		December 31, 2019
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. treasury securities	$—	$—	$2,027	$—
Corporate notes and bonds	938	(2)	18,754	(16)
Total available-for-sale investments with unrealized loss positions	$938	$(2)	$20,781	$(16)

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 15

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
(Unaudited)

Sales of Available-for-Sale Investments

The following table presents the sales of available-for-sale investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
U.S. treasury securities	$—	$998	$—	$998
Corporate notes and bonds	806	2,537	10,573	2,537
Total sales of securities	$806	$3,535	$10,573	$3,535

Realized gain on sales of securities was immaterial during the three and nine months ended September 30, 2020 and 2019.

Note 6 — Goodwill

The net carrying amount of goodwill as of September 30, 2020 and December 31, 2019 was $12.8 million.

Goodwill is tested for impairment annually in the third quarter (July 1) of the Company’s fiscal year or more frequently if indicators of potential impairment exist. The recoverability of goodwill is measured at the reporting unit level, which represents the operating segment.

On July 1, 2020, the Company estimated the fair value of its reporting units using both the discounted cash flow and market approaches. The forecast of future cash flows, which is the result of the Company’s best estimates of future net sales and operating expenses, are based primarily on expected category expansion, pricing, market segment, and general economic conditions. The Company incorporated other significant inputs to its fair value calculations, including discount rate and market multiples, to reflect current market conditions, and also considered the impact of the COVID-19 pandemic and the termination of the VorTeq License Agreement in its calculations. The analysis performed indicated that the fair value of each reporting unit that is allocated to goodwill significantly exceeded its carrying value. As a result, no impairment charge was recorded during the quarter ended September 30, 2020. The Company continues to actively monitor the industries in which it operates and its businesses’ performance for indicators of potential impairment.

Note 7 — Lines of Credit

Loan and Pledge Agreement

The Company entered into a loan and pledge agreement with a financial institution on January 27, 2017. Since inception, this loan and pledge agreement has been amended multiple times to accommodate the growth of the Company (the as amended loan and pledge agreement is hereinafter referred to as the “Loan and Pledge Agreement”). The Loan and Pledge Agreement, which will expire on June 30, 2022, currently provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. The covenants of the Loan and Pledge Agreement allow the Company to incur indebtedness owed to a foreign subsidiary in an aggregate amount not to exceed $66.0 million, which amount is subordinated to any amounts outstanding under the Loan and Pledge Agreement.

As of September 30, 2020 and December 31, 2019, there was no debt outstanding under the Loan and Pledge Agreement.

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

As of September 30, 2020 and December 31, 2019, there were $12.5 million and $11.8 million, respectively, of outstanding SBLCs.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 16

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
(Unaudited)

Note 8 — Commitments and Contingencies

Operating Lease Obligations

The Company leases office facilities and equipment under operating leases that expire on various dates through fiscal year 2030.

On January 10, 2019, the Company entered into an industrial lease agreement, which commenced on January 1, 2020. This lease for a commercial development center for oil & gas field testing, manufacturing, and training, located in Katy, Texas (the “Katy Lease”), included an office and warehouse space of approximately 25,200 square feet (“sqft.”) and land of approximately 4.5 acres. The Company’s annual base rent obligation, paid monthly, is approximately $0.3 million with an increase of approximately 3% annually thereafter, totaling approximately $3.6 million, over the term of the lease. The initial term of the Katy Lease is 120 months after the commencement date, and the Company has two options to extend the lease by an additional five-year term per option, which must be exercised by written notice by the Company at least six months prior to the end of the relevant term.

On February 10, 2020, the Company entered into a lease agreement, that commenced on March 1, 2020, for an additional manufacturing and warehousing space of approximately 54,429 sqft., located in Tracy, California (the “Tracy Lease”). This lease supplements the existing manufacturing, warehousing and distribution of the Company’s energy recovery devices (“ERDs”) and other products. The Company’s annual base rent obligation, paid monthly, is approximately $0.4 million, with an increase of approximately 3% annually thereafter, totaling approximately $5.0 million, over the term of the lease. The initial term of the Tracy Lease is 122 months after the commencement date, and the Company has one option to extend the lease by an additional five-year term, which must be exercised by written notice by the Company at least nine months prior to the end of the original lease term.

The following table presents operating lease activities related to all leased properties.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Operating lease expense	$669	$471	$1,940	$1,421
Cash payments	655	459	1,763	1,365
Non-cash lease liabilities arising from obtaining right-of-use assets	—	—	6,384	—

The following table presents other information related to outstanding operating leases as of September 30, 2020.

Weighted average remaining lease term	8.7 years
Weighted average discount rate	7.0%

The following table presents the minimum lease payments under noncancelable operating leases, exclusive of executory costs as of September 30, 2020.

Lease Amounts
(In thousands)
Year:
2020 (remaining three months)	$635
2021	2,431
2022	2,650
2023	2,580
2024	2,812
2025 and thereafter	13,197
Total	24,305
Less imputed lease interest	(6,294)
Total lease liabilities	$18,011

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 17

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
(Unaudited)

Warranty

The following table presents the changes in the Company’s accrued product warranty reserve.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Warranty reserve balance, beginning of period	$673	$599	$631	$478
Warranty costs charged to cost of revenue	143	97	316	339
Utilization charges against reserve	(5)	(15)	(7)	(53)
Release of accrual related to expired warranties	(64)	(48)	(193)	(131)
Warranty reserve balance, end of period	$747	$633	$747	$633

Purchase Obligations

The Company has purchase order arrangements with its vendors for which the Company has not received the related goods or services as of September 30, 2020. These arrangements are subject to change based on the Company’s sales demand forecasts. The Company has the right to cancel the arrangements prior to the date of delivery. The purchase order arrangements are related to various raw materials and component parts, as well as capital equipment. As of September 30, 2020, the Company had approximately $5.2 million of such open cancellable purchase order arrangements.

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

The Company considers all claims on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Other than matters discussed below, as of September 30, 2020, there were no material losses which were probable or reasonably possible.

On July 21, 2020, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of New York (Visser, et al. v. Energy Recovery, Inc., et al., Case No. 1:20-cv-05647-VM (S.D.N.Y.)), naming as defendants the Company and certain of the Company’s present and former executive officers. The Complaint alleges that the defendants violated Section 10(b) and 20 (a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making materially false and misleading statements, and failed to disclose material adverse facts concerning, the commercialization of VorTeq and expectations of future license revenue. The Complaint further alleges unspecified damages based on a decline in the market price of the Company’s shares following the announcement of the termination of the VorTeq License Agreement. The Company believes the complaint is without merit and intends to defend the case vigorously. At this time, the Company is not able to estimate any reasonable possible loss, if any, due to the early state of this matter.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 18

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
(Unaudited)

Note 9 — Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$796	$(83)	$5,297	$1,227
Effective tax rate	12.9%	(1.6%)	18.8%	9.6%
Effective tax rate, excluding discrete items	13.4%	11.8%	18.6%	17.7%

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The Company’s quarterly tax provision and estimate of its annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting its pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, and changes in how the Company does business.

For the nine months ended September 30, 2020, the recognized income tax expense included a discrete tax charge due primarily to the termination of the VorTeq License Agreement, partially offset by a discrete tax benefit related to stock-based compensation windfalls. For the nine months ended September 30, 2019, the recognized income tax expense included a discrete tax benefit related to an increase in prior year U.S. federal research and development credits and a discrete tax benefit related to tax deductions from stock-based compensation windfalls, partially offset by deferred tax charge primarily related to a remeasurement of the Company’s state deferred tax assets due to an adjustment to the Company’s estimated blended state effective tax rate.

The effective tax rate, excluding the discrete items, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was consistent year over year.

Note 10 — Segment Reporting

The Company’s chief operating decision-maker (“CODM”) is its chief executive officer. The Company’s reportable segments consist of the Water segment and the Oil & Gas segment. These segments are based on the industries in which the products are sold, the type of products sold and the related products and services. The Water segment consists of revenue associated with products sold for use in reverse osmosis desalination as well as the related identifiable expenses. The Oil & Gas segment consists of revenue associated with products sold for use in gas processing, chemical processing and hydraulic fracturing as well as license and development revenue associated therewith. Operating income (loss) for each segment excludes other income and expenses and certain corporate expenses managed outside the operating segment such as income taxes and other separately managed general and administrative expenses not related to the identified segments. Assets and liabilities are reviewed at the consolidated level by the CODM and are not accounted for by segment. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 19

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
(Unaudited)

The following tables present a summary of the Company’s financial information by segment and corporate operating expenses.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands)
Product revenue	$27,408	$—	$27,408	$65,665	$—	$65,665
Product cost of revenue	7,816	—	7,816	20,049	—	20,049
Product gross profit	19,592	—	19,592	45,616	—	45,616

License and development revenue(1)	—	—	—	—	26,895	26,895

Operating expenses
General and administrative	606	439	1,045	1,467	1,601	3,068
Sales and marketing	1,507	30	1,537	4,307	106	4,413
Research and development	723	2,956	3,679	2,585	12,720	15,305
Amortization of intangible assets	4	—	4	12	—	12
Impairment of long-lived assets(2)	—	—	—	—	2,332	2,332
Total operating expenses	2,840	3,425	6,265	8,371	16,759	25,130

Operating income (loss)	$16,752	$(3,425)	13,327	$37,245	$10,136	47,381

Less: Corporate operating expenses			7,249			19,900
Income from operations			6,078			27,481
Other income, net			105			750
Income before income taxes			$6,183			$28,231

(1)	See Note 12, “VorTeq Partnership and License Agreement,” for additional discussion regarding the termination of the VorTeq License Agreement.

(2)
See Note 4, “Other Financial Information – Property and Equipment,” for additional discussion regarding the impairment of certain VorTeq long-lived assets that were directly related to obligations under the VorTeq License Agreement.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 20

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
(Unaudited)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Water	Oil & Gas	Total	Water	Oil & Gas	Total
	(In thousands)
Product revenue	$21,752	$—	$21,752	$56,946	$104	$57,050
Product cost of revenue	5,425	—	5,425	15,655	188	15,843
Product gross profit (loss)	16,327	—	16,327	41,291	(84)	41,207

License and development revenue	—	3,098	3,098	—	10,391	10,391

Operating expenses
General and administrative	359	431	790	1,456	1,207	2,663
Sales and marketing	1,850	92	1,942	5,058	674	5,732
Research and development	886	5,667	6,553	2,794	13,335	16,129
Amortization of intangible assets	156	—	156	469	—	469
Total operating expenses	3,251	6,190	9,441	9,777	15,216	24,993

Operating income (loss)	$13,076	$(3,092)	9,984	$31,514	$(4,909)	26,605

Less: Corporate operating expenses			5,413			15,330
Income from operations			4,571			11,275
Other income, net			495			1,474
Income before income taxes			$5,066			$12,749

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

		Three Months Ended September 30,		Nine Months Ended September 30,
	Segment	2020	2019	2020	2019
Customer A	Water	30%	**	27%	**
Customer B	Water	28%	**	24%	17%
Customer C	Water	**	11%	12%	**
Customer D	Water	**	26%	**	10%

**	Zero or less than 10%.

License and Development Revenue

One international Oil & Gas segment customer accounted for 100% of the Company’s license and development revenue for the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 21

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
(Unaudited)

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

On June 24, 2020, prior to activating the M1 test, the Company and Schlumberger entered into an agreement to terminate the VorTeq License Agreement effective June 1, 2020. Prior to the termination of the VorTeq License Agreement, the Company had been recognizing license and development revenue related to the non-refundable exclusivity payment under the cost to total cost method of accounting. Pursuant to the terms of the agreement, each party’s rights, duties and obligations under the VorTeq License Agreement have been terminated. Accordingly, the Company (i) is entitled to retain all of the non-refundable upfront exclusivity payment, (ii) is not entitled to any further payments from Schlumberger, and (iii) has no future performance obligations under the VorTeq License Agreement. The Company accounted for the termination as a contract modification, which resulted in the Company recognizing the remaining amounts of the original $75.0 million non-refundable upfront exclusivity payment of $24.4 million during the second quarter of fiscal year 2020 as license and development revenue in the Condensed Consolidated Statements of Operations.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 22

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020 and 2019, including select information for the year ended December 31, 2019 and including “Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and certain information incorporated by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

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

Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “may,” “predict,” “possible,” “should,” variations of such words and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under “Part II, Item 1A – Risk Factors” and elsewhere in this report for factors that may cause actual results to be different from those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Forward-looking statements in this report include, without limitation, statements about the following:

•
our belief that the integration of Environmental, Social and Governance (“ESG”) principles into our corporate and risk management strategies can strengthen our existing business as well as our efforts to develop new applications of pressure exchanger technology for high-pressure fluid-flow environments;

•
our belief that the marketable securities in the form of cash equivalents, and short and long-term investments and ongoing cash generated from operations should be sufficient to cover our capital requirements for the next 12 months;

•	our belief that we will be able to fulfill our existing delivery obligations in fiscal year 2020;

•	our belief that the cyber-attack will not have a long-term material adverse impact on our business, results of operations or financial condition;

•	our belief that our manufacturing and warehouse space in Tracy, California will produce at the levels we forecast;

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

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 23

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

•
the development of major public health concerns, including the COVID-19 outbreak or other pandemics arising globally, and the future impact of such major public health concerns, and specifically in the short-term the COVID-19 pandemic, on our business and operations.

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

We provide our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, Forms 3, 4 and 5 filed by, or on behalf of, directors, executive officers and certain large shareholders, and any amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934, free of charge on the Investor Relations section of our website, www.energyrecovery.com. These filings will become available as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. From time to time, we may use our website as a channel of distribution of material company information.

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

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 24

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

We were incorporated in Virginia in 1992 and reincorporated in Delaware in 2001. Our headquarters and principal research and development (“R&D”), and manufacturing facility is located in San Leandro, California, and, as of January 2020, we opened our commercial development center for oil & gas field testing, manufacturing, and training, located in Katy, Texas. On February 10, 2020, we leased an additional manufacturing and warehousing space located in Tracy, California that commenced on March 1, 2020, to supplement the existing manufacturing, warehousing and distribution of our energy recovery devices (“ERDs”). Our worldwide sales and technical service organization provides on-site support for our line of water solutions, and we maintain direct sales offices and technical support centers in Europe, the Middle East and Asia.

Engineering and R&D have been, and remain, an essential part of our history, culture and corporate strategy. Since our formation, we have developed and become experts in our unique pressure exchanger technology platform, which can provide benefits including decreased energy use, reduced operating costs and fewer emissions when applied to industrial fluid-flow systems with pressure differentials. This technology powers our PX® Pressure Exchanger® (“PX”) ERD product, which we believe is the industry standard in the reverse osmosis desalination industry. In addition, we are developing new products built on our pressure exchanger technology platform in the oil & gas industry and other markets. This focus on engineering and R&D will continue to be a core component of our future strategy as we focus on developing new products within and outside of our water and oil & gas business units.

Our reportable operating segments consist of the Water and Oil & Gas segments. These segments are based on the industries in which the technology solutions are sold, the type of ERD or other technology sold and the related solution and service. In addition, our Corporate operating expenses include expenditures in support of the Water and Oil & Gas segments, as well as R&D expenditures applicable to potential future industry verticals, or enabling technologies that could benefit either or both existing business units.

Water Segment

Our Water segment consists of revenues and expenses associated with solutions sold for use in reverse osmosis desalination applications. Our Water segment revenue is principally derived from the sale of ERDs and high-pressure and circulation pumps to our mega-project development (“MPD”), original equipment manufacturers (“OEM”) and aftermarket (“AM”) channels. MPD sales are typically made to global engineering, procurement and construction (“EPC”) firms to build very large desalination plants worldwide. Our typical MPD sale primarily consists of our PX ERD. Each MPD sale represents revenue opportunities generally ranging from $1 million to $18 million. Our packaged solutions to OEMs include our PX, turbochargers, high-pressure pumps and circulation “booster” pumps for integration and use in small to medium-sized desalination plants. OEM projects typically represent revenue opportunities of up to $1 million. Our existing and expanding installed base of ERD and pump products in water plants has created a growing customer base comprised of plant operators and service providers who purchase spare parts, replacement parts and service contracts through our AM channel.

Oil & Gas Segment

Our Oil & Gas segment consists primarily of expenses associated with solutions for use in hydraulic fracturing, gas processing and chemical processing. In the past several years, we have invested significantly into R&D, sales and marketing to expand our business into pressurized fluid flow industries within the oil & gas industry.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 25

Quarterly Highlights

Environmental, Social & Governance

In September 2020, we released our first Environmental, Social and Governance (“ESG”) Report, detailing our multi-pronged approach to enhancing sustainability and our ESG performance. While our business has always centered on helping our customers achieve more efficient, sustainable operations, our enhanced focus today on ESG, and related stakeholder engagement, positions us to improve the sustainability of the Company while also taking a more strategic and defined role in the global effort to create a more sustainable future. With our growing business and expanding global footprint, we believe it is appropriate to formalize our commitment to increasing the resiliency and sustainability of our business. In addition to focusing on how our innovative products can create a more sustainable future, we see an opportunity to build a better company for our shareholders, our customers, our employees, and the world. We pride ourselves on creating products and solutions that address climate change, sustainable industrialization, energy efficiency, and water scarcity. We are early in our ESG journey and have focused our inaugural report on establishing where we stand today as a baseline for future progress. As a next step, we plan to undertake a goal setting process to establish targets and key performance indicators for select topics. Ultimately, we believe that the integration of ESG principles into our corporate and risk management strategies can strengthen our existing business as well as our efforts to develop new applications of pressure exchanger technology for high-pressure fluid-flow environments.

Key Highlights from the Report

•	89% of our total fiscal year 2019 product revenue came from renewable energy and energy efficiency-related products.

•	Our water products lowered energy expenses for desalination customers by $2 billion per year.

•
Deployment of our PX avoided consumption of 21.0 terawatt hours in fiscal year 2019, an amount associated with preventing approximately 12.4 million metric tons of carbon emissions – equivalent to removing more than 2.5 million passenger vehicles from the road annually.

•	96% of PXs shipped to our customers in fiscal year 2019 contained components made from recycled materials.

•	We retained 93% of our employees in fiscal year 2019, while growing our headcount by 38%.

This ESG report, in its entirety, can be found on our website at http://www.energyrecovery.com/resource/2019-esg-report/.

Water Segment

•	Third quarter product revenue was the highest in our history.

•
We opened our new manufacturing and warehousing facility in Tracy, California. Our new Tracy facility supplements the existing manufacturing, warehousing and distribution of our PX, turbochargers and pumps located in San Leandro, California. Commissioning of our Tracy facility occurred in July 2020.

•
In July 2020, we announced the award of projects to supply several hundred PXs, related equipment and services totaling $20.9 million, including a contract for the 400,000 cubic meters per day (“m3/day”) Al Jubail II Seawater Reverse Osmosis (“SWRO”) facility (“Jubail II”). Jubail II will replace the thermal capacity of the 136,000 m3/day Jubail I thermal desalination facility.

•
In August 2020, we announced the award of projects to supply PXs, related equipment and services totaling $4.7 million, to Saline Water Conversion Corporation (“SWCC”), a Saudi government corporation responsible for power production and the supply of fresh water to various regions in the Kingdom. The project consists of three floating desalination stations with a cumulative water production capacity of 150,000 m3/day. The project is expected to be operational by the end of 2020.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 26

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of novel coronavirus (“COVID-19”) a pandemic, which has resulted in authorities across the globe implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. In response to measures taken by state and local governments in mid-March, we elected to temporarily suspend our manufacturing activities at our San Leandro headquarters to assess the impact of these orders and to implement the additional health and safety actions recommended by government and health officials to better protect our employees who are required to be present at one of our facilities. In addition, the majority of our employees have been working remotely since that time. In early April 2020, we commenced limited manufacturing in accordance with federal, state and local regulations and guidance with enhanced safety measures in place, including shift configurations that ensure social distancing between workers, personal safety equipment for each worker, such as masks and gloves, and cleanings between shifts; and in July 2020, started weekly testing of employees and vendors working on site. In addition, we implemented, where feasible, a work-at-home policy, to allow for continued operation of all support functions. We have resumed to full production status since May 2020 with our enhanced safety measures remaining in place to contain the spread of COVID-19 and to ensure the health and safety of our employees. The March 2020 suspension of our manufacturing activities and the new safety measures implemented in the second quarter of 2020 did not have a material effect on our revenues during the three and nine months ended September 30, 2020.

While we are unable to accurately predict the full impact that COVID-19 will have on our long-term financial condition, results of operations, liquidity and cash flows due to uncertainties, our compliance with these measures did not have a material impact on our financial results for the first nine months of fiscal year 2020. We have, however, taken precautionary measures to manage our resources conservatively by reducing and/or deferring capital and operating expenses to mitigate any potential adverse impacts of the COVID-19 pandemic as well as to conserve cash. Based on current projections, which are subject to numerous uncertainties, including the duration and severity of the COVID-19 pandemic and containment measures and the effect of these on the industries in which we compete, we believe our cash on hand and marketable securities, as well as our ongoing cash generated from operations, should be sufficient to cover our capital requirements for the next 12 months from the issuance of this quarterly report. In addition, as a result of our reduced manufacturing levels, our gross margin for the first nine months of 2020 was negatively affected. Notwithstanding the reduction in our manufacturing levels, based on our current rate of production, we believe that we will be able to fulfill our existing delivery obligations in fiscal year 2020.

While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and our business may be adversely impacted as a result of the COVID-19 pandemic’s global economic impact. In the future, the COVID-19 pandemic may cause reduced demand for our products if it results in a recessionary global economic environment. It could also lead to volatility in access to our products due to government actions impacting our ability to produce and ship products or impacting the construction of large water desalination projects. For a discussion of the key trends and uncertainties that have affected our revenues, income and liquidity, see Part II, Item 1A, “Risk Factors,” of this Form 10-Q and Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10‑K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission on March 6, 2020, as amended on June 10, 2020 (the “2019 Annual Report”).

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 27

Results of Operations

A discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, is presented below.

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

	Three Months Ended September 30,
	2020		2019		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except percentages)
Product revenue - Water	$27,408	100%	$21,752	88%	$5,656	26%
License and development revenue	—	—%	3,098	12%	(3,098)	(100%)
Total revenue	$27,408	100%	$24,850	100%	$2,558	10%

Water Segment

Product revenue was $27.4 million in the three months ended September 30, 2020 compared to $21.8 million in the three months ended September 30, 2019. The increase in Water segment product revenue, compared to the prior year, was due primarily to higher shipments to MPD customers, partially offset by lower shipments to OEM and AM customers.

Variability from quarter to quarter is typical, and year on year quarterly comparisons are not necessarily indicative of the trend for the full year due to these variations.

Oil & Gas Segment

During the three months ended June 30, 2020, we and Schlumberger entered into an agreement to terminate the VorTeq License Agreement effective June 1, 2020. As there were no future performance obligations to be recognized under the VorTeq License Agreement, we recognized in full the remaining deferred revenue balance of $24.4 million during the second quarter of fiscal year 2020. There will be no license and development revenue recognized in future quarters in relation to the VorTeq License Agreement.

	Nine Months Ended September 30,
	2020		2019		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except percentages)
Product revenue
Water	$65,665	71%	$56,946	85%	$8,719	15%
Oil & Gas	—	—%	104	—%	(104)	(100%)
Total product revenue	65,665	71%	57,050	85%	8,615	15%
License and development revenue	26,895	29%	10,391	15%	16,504	159%
Total revenue	$92,560	100%	$67,441	100%	$25,119	37%

Water Segment

Product revenue of $65.7 million in the nine months ended September 30, 2020, compared to $56.9 million in the nine months ended September 30, 2019, increased by $8.7 million, or 15%, due primarily to higher shipments to the MPD customers, partially offset by lower shipments to OEM and AM customers.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 28

Oil & Gas Segment

License and development revenue of $26.9 million in the nine months ended September 30, 2020, compared to $10.4 million in the nine months ended September 30, 2019, increased by $16.5 million, or 159%.

During the nine months ended September 30, 2020, we and Schlumberger entered into an agreement to terminate the VorTeq License Agreement effective June 1, 2020. As there were no future performance obligations to be recognized under the VorTeq License Agreement, we recognized in full the remaining deferred revenue balance of $24.4 million during the second quarter of fiscal year 2020.

Product Gross Profit and Gross Margin

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense and manufactured components.

	Three Months Ended September 30,
	2020		2019		Gross Profit Change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	$	%
	(In thousands, except percentages)
Product gross profit and gross margin	$19,592	71.5%	$16,327	75.1%	$3,265	20.0%

Product gross profit of $19.6 million in the three months ended September 30, 2020, compared to $16.3 million in the three months ended September 30, 2019, increased by $3.3 million, or 20.0%. The increase in product gross profit was due primarily to higher revenues, partially offset by a reduction in gross margin to 71.5% in the three months ended September 30, 2020, from 75.1% in the three months ended September 30, 2019. The decrease in gross margin was due primarily to lower average selling prices due to channel mix, and costs related to reduced utilization of our manufacturing facilities related to COVID-19, partially offset by the mix of products sold.

	Nine Months Ended September 30,
	2020		2019		Gross Profit Change
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	$	%
	(In thousands, except percentages)
Product gross profit and gross margin	$45,616	69.5%	$41,207	72.2%	$4,409	10.7%

Product gross profit of $45.6 million in the nine months ended September 30, 2020, compared to $41.2 million in the nine months ended September 30, 2019, increased by $4.4 million, or 10.7%. The increase in product gross profit was due primarily to increased product sales to MPD customers, partially offset by the decrease of gross margin to 69.5% in the nine months ended September 30, 2020, from 72.2% in the nine months ended September 30, 2019. The decrease in product gross margin was due primarily to costs related to reduced utilization of our manufacturing facilities related to COVID-19, costs related to new COVID-19 safety protocols, and overhead costs of our newly commissioned Tracy, California facility, partially offset by the mix of products sold.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 29

Operating Expenses

Total Operating Expenses

	Three Months Ended September 30,
	2020		2019		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except percentages)
General and administrative	$6,271	23%	$5,711	23%	$560	10%
Sales and marketing	2,141	8%	2,367	10%	(226)	(10%)
Research and development	5,098	19%	6,620	27%	(1,522)	(23%)
Amortization of intangible assets	4	—%	156	1%	(152)	(97%)
Total operating expenses	$13,514	49%	$14,854	60%	$(1,340)	(9%)

General and administrative (“G&A”) expenses of $6.3 million in the three months ended September 30, 2020, compared to $5.7 million in the three months ended September 30, 2019, increased by $0.6 million, or 10%, due primarily to an increase in employee-related costs of $0.4 million, software licensing and support fees of $0.1 million, and other costs of $0.1 million. Employee-related costs, as compared to the prior year, increased due primarily to higher compensation expense due to inflation, partially offset by lower travel costs related to decreased travel due to the COVID-19 pandemic, and a decrease in share-based compensation expense.

Sales and marketing (“S&M”) expenses of $2.1 million in the three months ended September 30, 2020, compared to $2.4 million in the three months ended September 30, 2019, decreased by $0.2 million, or (10%), due primarily to decreases in employee-related costs of $0.1 million and marketing costs of $0.1 million. Employee-related costs, as compared to the prior year, decreased due primarily to lower travel costs related to decreased travel due to the COVID-19 pandemic and a decrease in share-based compensation expense, partially offset by an increase in employee compensation and benefit costs.

R&D expenses of $5.1 million in the three months ended September 30, 2020, compared to $6.6 million in the three months ended September 30, 2019, decreased by $1.5 million, or (23%). This decrease is due primarily to lower testing supplies expenditures of $0.9 million as we decrease testing activities on VorTeq, lower depreciation expense of $0.5 million related to long-lived assets, a decrease of certain test equipment costs, and a decrease in employee-related costs of $0.1 million. Employee-related costs, as compared to the prior year, decreased due primarily to lower travel costs related to decreased travel due to the COVID-19 pandemic, and a decrease in share-based compensation expense, partially offset by an increase in employee compensation and benefit costs.

Amortization of intangible assets in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was lower due primarily to certain finite-lived intangible assets that were fully expensed in the prior year.

COVID-19 did not have a material effect on operating expenditures during the three months ended September 30, 2020.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 30

Total Operating Expenses

	Nine Months Ended September 30,
	2020		2019		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(In thousands, except percentages)
General and administrative	$18,751	20%	$16,790	25%	$1,961	12%
Sales and marketing	5,776	6%	6,710	10%	(934)	(14%)
Research and development	18,159	20%	16,354	24%	1,805	11%
Amortization of intangible assets	12	—%	469	1%	(457)	(97%)
Impairment of long-lived assets	2,332	3%	—	—%	2,332	—%
Total operating expenses	$45,030	49%	$40,323	60%	$4,707	12%

G&A expenses of $18.8 million in the nine months ended September 30, 2020, compared to $16.8 million in the nine months ended September 30, 2019, increased $2.0 million, or 12%, due primarily to an increase in professional services costs of $0.6 million related to our ESG report and legal fees, higher software licensing and support fees of $0.5 million, increased employee-related costs of $0.4 million, increased other costs of $0.4 million, and increased bad debt expense of $0.1 million. Employee-related costs, as compared to the prior year, increased due primarily to higher compensation expense related to inflation and a slight increase in headcount, and higher recruiting and severance costs, partially offset by lower travel costs related to decreased travel due to the COVID-19 pandemic, and a decrease in share-based compensation expense.

S&M expenses of $5.8 million in the nine months ended September 30, 2020, compared to $6.7 million in the nine months ended September 30, 2019, decreased $0.9 million, or (14%), due primarily to a decrease in marketing costs of $0.5 million, including trade shows and marketing materials, lower other costs of $0.3 million, including commissions and professional services costs, and lower employee-related costs of $0.1 million. Employee-related costs, as compared to the prior year, decreased due primarily to lower travel costs related to decreased travel due to the COVID-19 pandemic, partially offset by an increase in employee compensation and benefits, and higher share-based compensation expense.

R&D expenses of $18.2 million in the nine months ended September 30, 2020, compared to $16.4 million in the nine months ended September 30, 2019, increased $1.8 million, or 11%, due primarily to higher testing supplies expenditures of $1.0 million, and an increase in employee-related costs of $0.8 million. Employee-related costs, as compared to the prior year, increased due primarily to higher employee compensation and benefits, partially offset by lower travel costs related to decreased travel due to the COVID-19 pandemic and a decrease in share-based compensation expense.

Amortization of intangible assets in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was lower due primarily to certain finite-lived intangible assets that were fully expensed in the prior year.

Impairment of long-lived assets in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was higher due to the termination of the VorTeq License Agreement.

COVID-19 did not have a material effect on operating expenditures during the nine months ended September 30, 2020.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 31

Segment and Corporate Operating Expenses

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	Water	Oil & Gas	Corporate	Total	Water	Oil & Gas	Corporate	Total
	(In thousands)
Operating expenses
General and administrative	$606	$439	$5,226	$6,271	$359	$431	$4,921	$5,711
Sales and marketing	1,507	30	604	2,141	1,850	92	425	2,367
Research and development	723	2,956	1,419	5,098	886	5,667	67	6,620
Amortization of intangible assets	4	—	—	4	156	—	—	156
Total operating expenses	$2,840	$3,425	$7,249	13,514	$3,251	$6,190	$5,413	$14,854

Water segment operating expenses of $2.8 million in the three months ended September 30, 2020, compared to $3.3 million in the three months ended September 30, 2019, decreased by $0.4 million, or (13%), due primarily to lower employee-related costs, lower marketing costs, and lower R&D costs to support further development of our PX, turbocharger and pump, and lower amortization of intangible assets related to fully amortized intangible assets in 2019. Employee-related costs, as compared to the prior year, decreased due primarily to lower travel costs related to decreased travel due to the COVID-19 pandemic, a decrease in share-based compensation expense, partially offset by an increase in employee compensation, commissions and benefits.

Oil & Gas segment operating expenses of $3.4 million in the three months ended September 30, 2020, decreased by $2.8 million, or (45%), compared to $6.2 million in the three months ended September 30, 2019. This decrease is due primarily to lower R&D costs related to testing supply expenditures as we continue to reduce R&D and testing activities, a decrease in employee-related costs, lower depreciation expense related to long-lived assets, and lower other expenses. Employee-related costs, as compared to the prior year, decreased due primarily to lower employee compensation and benefits, a decrease in share-based compensation expense and lower travel costs related to decreased travel due to the COVID-19 pandemic.

Corporate operating expenses of $7.2 million in the three months ended September 30, 2020, compared to $5.4 million in the three months ended September 30, 2019, increased by $1.8 million, or 34%, due primarily to higher employee-related costs and project costs to support our future R&D initiatives, and software licensing and support fees. Employee-related costs, as compared to the prior year, increased due primarily to higher allocated employee compensation and benefits due to inflation, and an increase in share-based compensation expense, partially offset by lower travel costs related to decreased travel due to the COVID-19 pandemic.

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Water	Oil & Gas	Corporate	Total	Water	Oil & Gas	Corporate	Total
	(In thousands)
Operating expenses
General and administrative	$1,467	$1,601	$15,683	$18,751	$1,456	$1,207	$14,127	$16,790
Sales and marketing	4,307	106	1,363	5,776	5,058	674	978	6,710
Research and development	2,585	12,720	2,854	18,159	2,794	13,335	225	16,354
Amortization of intangible assets	12	—	—	12	469	—	—	469
Impairment of long-lived assets	—	2,332	—	2,332	—	—	—	—
Total operating expenses	$8,371	$16,759	$19,900	45,030	$9,777	$15,216	$15,330	$40,323

Water segment operating expenses of $8.4 million in the nine months ended September 30, 2020, compared to $9.8 million in the nine months ended September 30, 2019, decreased by $1.4 million, or (14%), due primarily to lower employee-related costs, commission costs, amortization of intangible assets related to fully amortized intangible assets in 2019, R&D costs to support further development of our PX, turbocharger and pump, and marketing costs, partially offset by an increase in bad debt expense related to increased sales. Employee-related costs, as compared to the prior year, decreased due primarily to lower travel costs related to decreased travel due to the COVID-19 pandemic and a decrease in share-based compensation expense, partially offset by an increase in employee compensation and benefit costs.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 32

Oil & Gas segment operating expenses, excluding the impairment of long-lived assets, of $14.4 million in the nine months ended September 30, 2020, compared to $15.2 million in the nine months ended September 30, 2019, decreased by $0.8 million, or (5%), due primarily to lower employee-related costs and equipment depreciation, partially offset by higher testing supply expenditures. Employee-related costs, as compared to the prior year, decreased due primarily to lower travel costs related to decreased travel due to the COVID-19 pandemic, and a decrease in share-based compensation expense.

Corporate operating expenses of $19.9 million in the nine months ended September 30, 2020, compared to $15.3 million in the nine months ended September 30, 2019, increased by $4.6 million, or 30%, due primarily to higher employee-related costs to support our future R&D initiatives, software and licensing costs, facility and office expenses, and professional service costs. Employee-related costs, as compared to the prior year, increased due primarily to an increase in employee compensation and benefit costs due to inflation, and higher recruiting expenses, partially offset by lower travel costs related to decreased travel due to the COVID-19 pandemic and a decrease in share-based compensation expense.

Other Income, Net

	Three Months Ended June 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except percentages)
Interest income	$134	$500	$809	$1,551
Other non-operating expense, net	(29)	(5)	(59)	(77)
Total other income, net	$105	$495	$750	$1,474

Total other income, net of $0.1 million in the three months ended September 30, 2020, compared to $0.5 million in the three months ended September 30, 2019, decreased by approximately $0.4 million due primarily to a decrease in interest income.

Total other income, net of $0.8 million, in the nine months ended September 30, 2020, compared to $1.5 million in the nine months ended September 30, 2019, decreased by approximately $0.7 million due primarily to a decrease in interest income.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$796	$(83)	$5,297	$1,227
Effective tax rate	12.9%	(1.6%)	18.8%	9.6%
Effective tax rate, excluding discrete items	13.4%	11.8%	18.6%	17.7%

The tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period. The quarterly tax provision and estimate of our annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, and changes in how we do business.

For the nine months ended September 30, 2020, the recognized income tax expense included a discrete tax charge due primarily to the termination of the VorTeq License Agreement, partially offset by a discrete tax benefit related to stock-based compensation windfalls. For the nine months ended September 30, 2019, the recognized income tax expense included a discrete tax benefit related to an increase in prior year U.S. federal research and development credits and a discrete tax benefit related to tax deductions from stock-based compensation windfalls, partially offset by deferred tax charge primarily related to a remeasurement of our state deferred tax assets due to an adjustment to our estimated blended state effective tax rate.

The effective tax rate, excluding the discrete items, for the nine months ended September 30, 2020, respectively, compared to the nine months ended September 30, 2019, was consistent year over year.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 33

On March 18, 2020, the U.S. government enacted the “Families First Coronavirus Response Act” (“FFCRA”). The FFCRA provides, among other things, a refundable payroll tax credit for emergency sick and family and medical leave required to be paid to employees under the FFCRA. On March 27, 2020, the U.S. government also enacted the “Coronavirus Aid, Relief and Economic Security Act” (“CARES Act”). The CARES Act, among other things, includes provisions relating to net operating losses, acceleration of alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As a result of the alternative minimum tax credit refund acceleration provision, we will receive an additional $0.1 million of tax refund of minimum tax credits carried over from fiscal year 2018. Additionally, the CARES Act provides a refundable payroll tax credit against the employer’s share of social security tax (the “Employee Retention Credit”), and permits employers to defer, until fiscal years 2021 and 2022, payment of their remaining payroll tax liability (“Payroll Tax Deferral”). To date, we have applied for both the Employee Retention Credit and the Payroll Tax Deferral, which will defer federal social security tax payments. These federal social security taxes payments will in turn be paid out in equal installments in fiscal years 2021 and 2022.

Liquidity and Capital Resources

Overview

As of September 30, 2020, our principal sources of liquidity consisted of: (i) unrestricted cash and cash equivalents of $80.1 million, (ii) short-term investments of $24.4 million that are primarily invested in marketable debt instruments such as corporate notes and bonds and U.S. Treasury securities, and (iii) accounts receivable, net of allowances of $11.1 million. As of September 30, 2020, there were unrestricted cash and cash equivalents of $1.5 million held outside the U.S. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed. Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future. The risk of this portfolio to us is in the ability of the underlying companies to cover their obligations at maturity, not in our ability to trade these securities at a profit. Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.

As of September 30, 2020, we had $1.2 million of short-term contract assets which primarily represents unbilled trade receivables from certain Water segment contract sales which includes contractual holdback provisions, pursuant to which we will invoice the final retention payment due within the next 12 months. The customer holdbacks represent amounts intended to provide a form of security for the customer; and accordingly, these contract assets have not been discounted to present value. The retention payments with no performance conditions are recorded as unbilled trade receivables. In addition, as of September 30, 2020, there were no Oil & Gas segment unbilled project costs.

Loan and Pledge Agreement

We entered into a loan and pledge agreement with a financial institution on January 27, 2017. Since inception, this loan and pledge agreement has been amended multiple times to accommodate our growth (the as amended loan and pledge agreement is hereinafter referred to as the “Loan and Pledge Agreement”). The Loan and Pledge Agreement, which will expire on June 30, 2022, provides for a committed revolving credit line of $16.0 million and an uncommitted revolving credit line of $4.0 million. The covenants of the Loan and Pledge Agreement allow us to incur indebtedness owed to a foreign subsidiary in an aggregate amount not to exceed $66.0 million, which amount is subordinated to any amounts outstanding under the Loan and Pledge Agreement. We are in compliance with all covenants related to this Loan and Pledge Agreement.

Stand-By Letters of Credit

Under the Loan and Pledge Agreement, we are allowed to issue stand-by letters of credit (“SBLCs”) up to one year past the expiration date of the Loan and Pledge Agreement and to hold SBLCs with other financial institutions up to $5.1 million. SBLCs have a term limit of three years, are secured by pledged U.S. investments, and do not have any cash collateral balance requirement. SBLCs are deducted from the total revolving credit line under the Loan and Pledge Agreement and are subject to a non-refundable quarterly fee that is in an amount equal to 0.7% per annum of the face amount of the outstanding SBLCs. As of September 30, 2020, outstanding SBLC totaled $12.5 million.

CARES Act

We have not availed ourselves of any loans made available under the CARES Act, including both the Payroll Protection Program and the Economic Injury Disaster Loan Program. We continue to monitor the programs the Federal government and the State of California are putting in place, and will participate in those programs for which we are eligible.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 34

Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$10,350	$503
Net cash provided by investing activities	42,166	1,821
Net cash provided by financing activities	1,237	5,335
Effect of exchange rate differences on cash and cash equivalents	11	—
Net change in cash, cash equivalents and restricted cash	$53,764	$7,659

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

Cash provided by operating activities of $10.4 million in the nine months ended September 30, 2020, as compared to cash provided from operating activities of $0.5 million in the nine months ended September 30, 2019, was higher by $9.8 million. Cash provided by net income adjusted for non-cash items of $39.0 million in the nine months ended September 30, 2020, compared to cash provided by net income adjusted for non-cash items of $21.1 million in the nine months ended September 30, 2019, was higher by $17.9 million. Cash used for assets and liabilities of $28.6 million in the nine months ended September 30, 2020, compared to cash used for assets and liabilities of $20.6 million in the nine months ended September 30, 2019, was higher by $8.0 million.

Net change of cash used for assets and liabilities of $28.6 million in the nine months ended September 30, 2020 was due primarily to a $27.6 million decrease in contract liabilities, of which the majority related to the recognition of license and development revenue from the termination of the VorTeq License Agreement during the period, a $2.6 million decrease in accrued expenses and other liabilities due primarily to lower accrued payroll, incentive and commission payable, and a $0.5 million increase in inventory, partially offset by a $1.1 million net decrease in accounts receivable and contract assets due to the timing of invoices and payments, a $0.7 million increase in accounts payable due to timing of invoices and payments, and a $0.3 million decrease in prepaid and other assets.

We have seen no material effect to our operating cash flows due to COVID-19 during the nine months ended September 30, 2020. Our greatest risks to our operating cash flows in this crisis are the strength of our existing and projected backlog, as well as customer receivables in a time when many companies are experiencing stress to their operating cash flows.

Cash Flows from Investing Activities

Net cash provided by investing activities primarily relates to maturities and purchases of marketable securities, and capital expenditures supporting our growth. Our investments in marketable securities are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.

Cash provided by investing activities in the nine months ended September 30, 2020 of $42.2 million was due primarily to $50.5 million and $10.6 million in maturities and sales, respectively, of marketable security investments, partially offset by $12.9 million used to purchase investments and $6.0 million for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities primarily relates to the issuance of equity typically from share-based compensation.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 35

Net cash provided by financing activities in the nine months ended September 30, 2020 of $1.2 million was due primarily to the issuance of common stock related to stock option exercises, net of taxes paid on vested restricted stock units.

Liquidity and Capital Resource Requirements

We believe that our existing resources and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations or to support acquisitions in the future and/or to fund investments in our latest technology arising from rapid market adoption. These needs could require us to seek additional equity or debt financing. Our future capital requirements will depend on many factors including the continuing market acceptance of our products, our rate of revenue growth, the timing of new product introductions, the expansion of our research and development, manufacturing and sales and marketing activities, the timing and extent of our expansion into new geographic territories and the amount and timing of cash used for stock repurchases. In addition, we may enter into potential material investments in, or acquisitions of, complementary businesses, services or technologies in the future which could also require us to seek additional equity or debt financing. Should we need additional liquidity or capital funds, these funds may not be available to us on favorable terms, or at all.

Contractual Obligations

We lease facilities and equipment under fixed noncancelable operating leases that expire on various dates through fiscal year 2030. The following table presents a summary of our contractual obligations as of September 30, 2020.

		Payments Due by Period
	Total	1 Year (remaining three months of 2020)	2-3 Years (2021-2022)	3-4 Years (2023-2024)	5 Years + (2025 and thereafter)
	(In thousands)
Operating lease obligations	$24,305	$635	$5,081	$5,392	$13,197
Purchase obligations(1)	5,167	3,080	2,087	—	—
Total contractual obligations	$29,472	$3,715	$7,168	$5,392	$13,197

(1)	Purchase obligations are related to open purchase orders for raw material, component parts and capital equipment.

This table excludes agreements with guarantees or indemnity provisions that we have entered into with customers and others in the ordinary course of business. Based on our historical experience and information known to us as of September 30, 2020, we believe, as of September 30, 2020, that our exposure related to these guarantees and indemnities was not material.

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

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 36

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

As of September 30, 2020, our total debt security investments which totaled approximately $25.8 million, are presented in short-term investments and long-term investments on our Condensed Consolidated Balance Sheets. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of less than seven months. As of September 30, 2020, a hypothetical 1% increase in interest rates would have resulted in an approximately $0.1 million decrease in the fair value of our fixed-income debt securities.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 37

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

Item 1A — Risk Factors

Other than the risk factor provided below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in the 2019 Annual Report and those disclosed in Part II, Item 1A, “Risk Factors,” in the Q1’2020 and Q2’2020 Form 10-Q Quarterly Reports.

We may have risks associated with security of our information technology systems.

We make significant efforts to maintain the security and integrity of our information technology systems and data. Despite significant efforts to create security barriers to such systems, it is virtually impossible for us to entirely mitigate this risk. For example, on October 2, 2020, we detected a cyber-attack on our network that temporarily disrupted access to some systems. In accordance with our ESG enterprise risk management policies related to financial and cybersecurity risks, we immediately took steps to isolate affected systems and contain the disruption to our information technology infrastructure. We implemented measures to prevent additional systems from being affected, including taking systems off-line as a precaution. We engaged third party information technology experts to restore and recover those affected systems to full functionality as quickly as possible. We believe there has been no material impact to our operating activities or controls over financial reporting nor have we found any evidence to indicate that any data was compromised or stolen from the affected systems. We do not believe that this incident will have a long-term material adverse impact on our business, results of operations or financial condition. Although we have sufficient controls in place, we have implemented additional enhanced security features and monitoring procedures.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 38

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

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	October 30, 2020	By:	/s/ ROBERT YU LANG MAO
Robert Yu Lang Mao
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2020	By:	/s/ JOSHUA BALLARD
Joshua Ballard
Chief Financial Officer
(Principal Financial and Accounting Officer)

Energy Recovery, Inc. | Q3'2020 Form 10-Q | 40