Form 10-Q
period 2021-03-31
Energy Recovery, Inc.
filed 2021-05-07
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR
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
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑    Smaller reporting company  ☑    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of April 30, 2021, there were 57,522,631 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

Energy Recovery, Inc. | Q1'2021 Form 10-Q

Forward Looking Information

This Quarterly Report on Form 10-Q for the three months ended March 31, 2021 including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”), and certain information incorporated by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

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

Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” variations of such words and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part II, Item 1A, “Risk Factors,” and elsewhere in this report for factors that may cause actual results to be different from those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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
•our belief that our PX® Pressure Exchanger® (“PX”) has helped make SWRO desalination an economically viable and more sustainable option in the production of potable water;
•our belief that our hydraulic turbochargers (“Turbochargers”) deliver substantial savings and ease of integration into desalination systems;
•our belief that markets not traditionally associated with desalination, including the United States of America (“U.S.”) will inevitably develop and provide further revenue growth opportunities;
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

Energy Recovery, Inc. | Q1’2021 Form 10-Q | FLS 1

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
•our belief that our CO2 refrigeration technology will be able to achieve efficiencies across a wider range of temperatures that exceed incumbent CO2 refrigeration technologies, helping customers reduce the operating cost of a natural gas refrigeration system;
•the timing of our development and commercialization of our CO2 refrigeration technology;
•our expectation that sales outside of the U.S. will remain a significant portion of our revenue;
•the timing of our receipt of payment for products or services from our customers;
•our belief that our existing cash and cash equivalents, our short-term investments, and the ongoing cash generated from our operations, will be sufficient to meet our anticipated liquidity needs for the foreseeable future, with the exception of a decision to enter into an acquisition and/or fund investments in our latest technology arising from rapid market adoption that could require us to seek additional equity or debt financing;
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
•the development of major public health concerns, including the COVID-19 outbreak or other pandemics arising globally, and the future impact of such major public health concerns, and specifically in the short-term the COVID-19 pandemic, on our business and operations; and
•other factors disclosed under the MD&A and Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” and elsewhere in this Form 10-Q.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | FLS 2

You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part II, Item 1A, “Risk Factors,” and are based on information available to us as of May 7, 2021. We assume no obligation to update any such forward-looking statements, certain risks and uncertainties which could cause actual results to differ materially from those projected in the forward-looking statements, as disclosed from time to time in our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with or furnished to the Securities and Exchange Commission (“SEC”), as well as in Part II, Item 1A, “Risk Factors,” within this Quarterly Report on Form 10-Q. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading Item 1A, “Risk Factors,” in our Quarterly Reports on Form 10-Q, and in our Annual Reports on Form 10-K, and from time-to-time, in our results disclosed on our Current Reports on Form 8-K.

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

Energy Recovery, Inc. | Q1’2021 Form 10-Q | FLS 3

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$105,431	$94,255
Short-term investments	14,617	20,446
Accounts receivable, net	16,397	11,792
Inventories, net	11,925	11,748
Prepaid expenses and other current assets	4,470	4,950
Total current assets	152,840	143,191
Deferred tax assets, non-current	11,699	11,030
Property and equipment, net	20,734	20,176
Operating lease, right of use asset	15,739	16,090
Goodwill and other intangible assets	12,835	12,839
Other assets, non-current	1,371	988
Total assets	$215,218	$204,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,957	$1,118
Accrued expenses and other current liabilities	7,756	11,816
Lease liabilities, current	1,428	1,243
Contract liabilities, current	1,136	1,552
Total current liabilities	12,277	15,729
Lease liabilities, non-current	16,074	16,443
Contract liabilities, non-current	96	88
Other non-current liabilities	431	430
Total liabilities	28,878	32,690
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	63	62
Additional paid-in capital	187,083	179,161
Accumulated other comprehensive (loss) income	(20)	53
Treasury stock	(30,486)	(30,486)
Retained earnings	29,700	22,834
Total stockholders’ equity	186,340	171,624
Total liabilities and stockholders’ equity	$215,218	$204,314

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 1

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Product revenue	$28,940	$19,001
Product cost of revenue	8,981	5,684
Product gross profit	19,959	13,317

License and development revenue	—	2,543

Operating expenses:
General and administrative	6,606	6,881
Sales and marketing	2,703	2,138
Research and development	4,502	6,709
Amortization of intangible assets	4	4
Total operating expenses	13,815	15,732
Income from operations	6,144	128

Other income (expense):
Interest income	92	420
Other non-operating expense, net	(10)	(12)
Total other income, net	82	408
Income before income taxes	6,226	536
Benefit from income taxes	(640)	(85)
Net income	$6,866	$621

Net income per share:
Basic	$0.12	$0.01
Diluted	$0.12	$0.01

Number of shares used in per share calculations:
Basic	56,877	55,412
Diluted	58,597	56,542

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 2

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income	$6,866	$621
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(25)	(25)
Unrealized loss on investments	(48)	(270)
Total other comprehensive loss, net of tax	(73)	(295)
Comprehensive income	$6,793	$326

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 3

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2021	2020
	(In thousands, except shares)
Common stock
Beginning balance	$62	$61
Issuance of common stock, net	1	—
Ending balance	63	61

Additional paid-in capital
Beginning balance	179,161	170,028
Issuance of common stock, net	6,058	418
Stock-based compensation	1,864	1,508
Ending balance	187,083	171,954

Accumulated other comprehensive loss
Beginning balance	53	(37)
Other comprehensive loss
Foreign currency translation adjustments	(25)	(25)
Unrealized loss on investments	(48)	(270)
Total other comprehensive loss, net	(73)	(295)
Ending balance	(20)	(332)

Treasury stock
Beginning and ending balance	(30,486)	(30,486)

Retained earnings (accumulated deficit)
Beginning balance	22,834	(3,553)
Net income	6,866	621
Ending balance	29,700	(2,932)

Total stockholders’ equity	$186,340	$138,265

Common stock issued (shares)
Beginning balance	61,798,004	60,717,702
Issuance of common stock, net	1,079,563	281,531
Ending balance	62,877,567	60,999,233

Treasury stock (shares)
Beginning and ending balance	5,455,935	5,455,935

Total common stock outstanding (shares)	57,421,632	55,543,298

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 4

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$6,866	$621
Adjustments to reconcile net income to cash provided by (used in) operating activities
Stock-based compensation	1,913	1,503
Depreciation and amortization	1,347	1,258
Amortization of premiums and discounts on investments	71	220
Deferred income taxes	(669)	(35)
Other non-cash adjustments	(12)	145
Changes in operating assets and liabilities:
Accounts receivable, net	(4,605)	(902)
Contract assets	(183)	(244)
Inventories, net	(186)	(692)
Prepaid and other assets	281	(428)
Accounts payable	821	745
Accrued expenses and other liabilities	(5,182)	(4,511)
Contract liabilities	(408)	(3,552)
Net cash provided by (used in) operating activities	54	(5,872)
Cash flows from investing activities:
Sales of marketable securities	—	4,974
Maturities of marketable securities	5,710	21,195
Purchases of marketable securities	—	(12,855)
Proceeds from sale of assets	5	—
Capital expenditures	(627)	(1,380)
Net cash provided by investing activities	5,088	11,934
Cash flows from financing activities:
Net proceeds from issuance of common stock	6,059	440
Tax payment for employee shares withheld	—	(22)
Net cash provided by financing activities	6,059	418
Effect of exchange rate differences on cash and cash equivalents	(25)	(25)
Net change in cash, cash equivalents and restricted cash	11,176	6,455
Cash, cash equivalents and restricted cash, beginning of year	94,358	26,488
Cash, cash equivalents and restricted cash, end of period	$105,534	$32,943

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 5

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Description of Business and Significant Accounting Policies

Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company” or “Energy Recovery”) create technologies that solve complex challenges for industrial fluid-flow markets worldwide. Building on the Company’s pressure exchanger technology platform, the Company designs and manufactures solutions that improve operational efficiency by reducing waste, energy consumption and costs across a range of industrial processes. What began as a game-changing invention for desalination has grown into a global business advancing the environmental sustainability of the Company’s customers’ operations in multiple industries. The Company’s solutions are marketed, sold in, or developed for, the fluid-flow and gas markets such as water, industrial waste, oil & gas, chemical processing and refrigeration under the trademarks ERI®, Ultra PX™, PX®, Pressure Exchanger®, PX Pressure Exchanger® (“PX”), PX PowerTrain™, VorTeq™, IsoBoost®, AT™ and AquaBold™. The Company owns, manufactures and/or develops its solutions, in whole or in part, in the United States of America (“U.S.”).

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2020 Condensed Consolidated Balance Sheet was derived from audited financial statements and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading.

The March 31, 2021 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021 (the “2020 Annual Report”).

All adjustments consisting of normal recurring adjustments that are necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Reclassifications

Certain prior period amounts have been reclassified in the Condensed Consolidated Statements of Cash Flows and certain notes to the Condensed Consolidated Financial Statements to conform to the current period presentation.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements, in conformity with GAAP, requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes.

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

Due to the novel coronavirus (“COVID-19”) pandemic, and the impact on the Company’s customers, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 7, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. The Company undertakes no obligation to update publicly these estimates for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 6

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Significant Accounting Policies

Except for adopting new accounting pronouncements, as noted under “Recently Adopted Accounting Pronouncements,” there have been no material changes to the Company’s significant accounting policies in Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” in the Company’s 2020 Annual Report.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard is effective for interim and annual periods beginning after December 15, 2020. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial condition, results of operations, and cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provided optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The FASB later issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848 (“ASU 2021-01”). Entities may apply the provisions of the new standards as of the beginning of the reporting period when the election is made (i.e., as early as the first quarter of 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have been completed. An entity may elect to apply amendments prospectively through December 31, 2022. The optional expedients were available to be used upon issuance of this guidance but the Company has not yet applied the guidance because the Company has not yet modified its existing contract for reference rate reform. The Company does not expect the provisions of ASU 2020-04 or ASU 2021-01 to have a material impact on its financial condition, results of operation, and cash flows.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 7

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — Revenue

Disaggregation of Revenue

The following table presents the disaggregated revenues by product and service line, product revenue by geography based on the “shipped to” addresses of the Company’s customers, product revenue by channel, and product revenue by segment (Water and Emerging Technologies segment). Sales and usage-based taxes are excluded from revenues. See Note 10, “Segment Reporting,” for further discussion related to the Company’s segments.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Revenue by product and service line
PX Pressure Exchangers, pumps and turbo devices, and other	$28,940	$—	$28,940	$19,001	$—	$19,001
License and development	—	—	—	—	2,543	2,543
Total revenue	$28,940	$—	$28,940	$19,001	$2,543	$21,544

Revenue by primary geographical markets
Middle East and Africa	$20,960	$—	$20,960	$16,231	$—	$16,231
Asia	7,178	—	7,178	775	—	775
Americas	423	—	423	1,201	2,543	3,744
Europe	379	—	379	794	—	794
Total revenue	$28,940	$—	$28,940	$19,001	$2,543	$21,544

Product revenue by channel
Megaproject	$23,757	$—	$23,757	$14,457	$—	$14,457
Original equipment manufacturer	2,791	—	2,791	3,556	—	3,556
Aftermarket	2,392	—	2,392	988	—	988
Total product revenue	$28,940	$—	$28,940	$19,001	$—	$19,001

In June 2020, the Company and Schlumberger Technology Corporation (“Schlumberger”) entered into an agreement to terminate the VorTeq License Agreement effective June 1, 2020. As there were no future performance obligations to be recognized under the VorTeq License Agreement after the effective date, the Company recognized in full the remaining deferred revenue balance of $24.4 million in the second quarter of fiscal year 2020. In addition, no future license and development revenue was recognized under the VorTeq License Agreement after the second quarter of fiscal year 2020.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 8

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract Balances

The following table presents contract balances by category.

	March 31, 2021	December 31, 2020
	(In thousands)
Accounts receivable, net	$16,397	$11,792
Contract assets:
Contract assets, current (included in prepaid expenses and other current assets)	$1,069	$1,309
Contract assets, non-current (included in other assets, non-current)	1,006	583
Total contract assets	$2,075	$1,892

Contract liabilities:
Contract liabilities, current	$1,136	$1,552
Contract liabilities, non-current	96	88
Total contract liabilities	$1,232	$1,640

The Company records contract liabilities when cash payments are received in advance of the Company’s performance. The following table presents significant changes in contract liabilities during the period.

	March 31, 2021	December 31, 2020
	(In thousands)
Contract liabilities balance, beginning of year	$1,640	$28,866
Revenue recognized	(962)	(28,414)
Cash received, excluding amounts recognized as revenue during the period	554	1,188
Contract liabilities balance, end of period	$1,232	$1,640

Transaction Price Allocated to the Remaining Performance Obligation

The following table presents the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied.

March 31, 2021
(In thousands)
Year:
2021 (remaining nine months)	$10,201
2022	2,996
Total performance obligation	$13,197

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 9

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Net Income Per Share

Net income for the reported period is divided by the weighted average number of common shares outstanding during the reported period to calculate basic net income per common share. Basic net income per share excludes any dilutive effect of stock options and restricted stock units ("RSU").

Diluted net income per common share reflects the potential dilution that would occur if outstanding stock options to purchase common stock were exercised for shares of common stock, using the treasury stock method, and the shares of common stock underlying each outstanding RSU were issued (outstanding stock options to purchase common stock and RSUs collectively referred to as, “stock awards”). Certain shares of common stock issuable under stock awards have been omitted from the diluted net income per share calculations because their inclusion is considered anti-dilutive.

The following table presents the computation of basic and diluted net income per share.

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share amounts)
Numerator:
Net income	$6,866	$621

Denominator (weighted average shares):
Basic common shares outstanding	56,877	55,412
Dilutive stock awards	1,720	1,130
Diluted common shares outstanding	58,597	56,542

Net income per share:
Basic	$0.12	$0.01
Diluted	$0.12	$0.01

The following table presents the potential common shares issuable under stock awards that were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Anti-dilutive stock awards	447	2,495

Note 4 — Other Financial Information

Cash, Cash Equivalents and Restricted Cash

The Condensed Consolidated Statements of Cash Flows explain the changes in the total of cash, cash equivalents and restricted cash. The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts presented.

	March 31, 2021	December 31, 2020	March 31, 2020
	(In thousands)
Cash and cash equivalents	$105,431	$94,255	$32,842
Restricted cash, non-current (included in other assets, non-current)	103	103	101
Total cash, cash equivalents and restricted cash	$105,534	$94,358	$32,943

The Company pledged cash in connection with the Company’s credit cards. The Company deposited corresponding amounts into restricted accounts at several financial institutions.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 10

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Receivable, net

The following table presents the components of accounts receivable, net.

	March 31, 2021	December 31, 2020
	(In thousands)
Accounts receivable, gross	$16,794	$12,189
Allowance for doubtful accounts	(397)	(397)
Accounts receivable, net	$16,397	$11,792

Inventories

The following table presents inventory by category.

	March 31, 2021	December 31, 2020
	(In thousands)
Raw materials	$4,543	$4,260
Work in process	2,490	2,360
Finished goods	4,892	5,128
Inventories, net	$11,925	$11,748

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method. Valuation adjustments for excess and obsolete inventory reflected as a reduction of inventory was $0.5 million at both March 31, 2021 and December 31, 2020.

Prepaid and Other Current Assets

	March 31, 2021	December 31, 2020
	(In thousands)
Contract assets, current	$1,069	$1,309
Cloud computing arrangement implementation costs	1,088	1,087
Other prepaid expenses and current assets	2,313	2,554
Total prepaid and other current assets	$4,470	$4,950

Goodwill and Other Intangible Assets

	March 31, 2021	December 31, 2020
	(In thousands)
Goodwill	$12,790	$12,790
Other intangible assets	45	49
Total goodwill and other intangible assets	$12,835	$12,839

Accrued Expenses and Other Current Liabilities

	March 31, 2021	December 31, 2020
	(In thousands)
Payroll, incentives and commissions payable	$5,036	$8,400
Warranty reserve	811	760
Other accrued expenses and current liabilities	1,909	2,656
Total accrued expenses and other current liabilities	$7,756	$11,816

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 11

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Investments and Fair Value Measurements

Available-for-Sale Investments

The Company’s investments in U.S. treasury securities and corporate notes and bonds are classified as available-for-sale. As of March 31, 2021 and December 31, 2020, all available-for-sale investments were either classified as cash equivalents or short-term investments.

The classification of available-for-sale investments on the Condensed Consolidated Balance Sheet and definition of each of these classifications are provided in Note 1, “Description of Business and Significant Accounting Policies - Significant Accounting Policies,” subsections “Cash and Cash Equivalents” and “Short-term and Long-term Investments,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” in the 2020 Annual Report.

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

		March 31, 2021				December 31, 2020
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$49,989	$—	$—	$49,989	$59,132	$—	$—	$59,132
U.S. treasury securities	Level 2	15,000	—	—	15,000	—	—	—	—
Total cash equivalents		64,989	—	—	64,989	59,132	—	—	59,132

Short-term investments
U.S. treasury securities	Level 2	801	1	—	802	1,614	7	—	1,621
Corporate notes and bonds	Level 2	13,760	55	—	13,815	18,708	117	—	18,825
Total short-term investments		14,561	56	—	14,617	20,322	124	—	20,446
Total		$79,550	$56	$—	$79,606	$79,454	$124	$—	$79,578

As of March 31, 2021 and December 31, 2020, the Company had no financial liabilities and no Level 3 financial assets. During the three months ended March 31, 2021, the Company had no transfers of financial assets between any levels.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 12

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of both March 31, 2021 and December 31, 2020, there were no available-for-sale securities that were in a continuous unrealized loss position.

Sales of Available-for-Sale Investments

The following table presents the sales of available-for-sale investments.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Corporate notes and bonds	$—	$4,974

Realized gain on sales of securities was immaterial during the three months ended March 31, 2020.

Note 6 — Lines of Credit

Stand-By Letters of Credit

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

As of March 31, 2021 and December 31, 2020, there were outstanding SBLCs of $12.9 million and $13.3 million, respectively.

Note 7 — Commitments and Contingencies

Operating Lease Obligations

The following table presents a summary of operating lease, right of use assets and lease liabilities.

	March 31, 2021	December 31, 2020
	(In thousands)
Operating lease, right of use asset	$15,739	$16,090

Lease liabilities, current	$1,428	$1,243
Lease liabilities, non-current	16,074	16,443
Total lease liability	$17,502	$17,686

The Company leases office facilities and equipment under operating leases that expire on various dates through fiscal year 2030.

The following table presents operating lease activities related to all leased properties.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating lease expense	$643	$603
Cash payments	489	490
Non-cash lease liabilities arising from obtaining right-of-use assets	—	6,384

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 13

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents other information related to outstanding operating leases as of March 31, 2021.

Weighted average remaining lease term	8.2 years
Weighted average discount rate	7.0%

The following table presents the minimum lease payments under noncancelable operating leases, exclusive of executory costs as of March 31, 2021.

Lease Amounts
(In thousands)
Year:
2021 (remaining nine months)	$1,942
2022	2,650
2023	2,580
2024	2,812
2025	2,736
2026 and thereafter	10,462
Total	23,182
Less imputed lease interest	(5,680)
Total lease liabilities	$17,502

Warranty

The following table presents the changes in the Company’s accrued product warranty reserve.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Warranty reserve balance, beginning of year	$760	$631
Warranty costs charged to cost of revenue	127	98
Utilization charges against reserve	—	(1)
Release of accrual related to expired warranties	(76)	(63)
Warranty reserve balance, end of period	$811	$665

Purchase Obligations

The Company has purchase order arrangements with its vendors for which the Company has not received the related goods or services as of March 31, 2021. These arrangements are subject to change based on the Company’s sales demand forecasts. The Company has the right to cancel the arrangements prior to the date of delivery. The purchase order arrangements are related to various raw materials and component parts, as well as capital equipment. As of March 31, 2021, the Company had approximately $6.7 million of such open cancellable purchase order arrangements.

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

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 14

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company considers all claims on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of March 31, 2021, there were no material losses which were probable or reasonably possible.

Note 8 — Income Taxes

	Three Months Ended March 31,
	2021	2020
	(In thousands, except percentages)
Benefit from income taxes	$(640)	$(85)
Effective tax rate	(10.3%)	(15.9%)
Effective tax rate, excluding discrete items	15.8%	19.5%

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

For the three months ended March 31, 2021, the recognized income tax benefit included a discrete tax benefit of $1.6 million, due primarily to stock-based compensation windfalls. For the three months ended March 31, 2020, the recognized income tax benefit included a discrete tax benefit of $0.2 million, due primarily to stock-based compensation windfalls.

Note 9 — Stockholders’ Equity

Stock Repurchase Program

On March 9, 2021, the Board of Directors authorized a stock repurchase program under which the Company, at the discretion of management, may repurchase up to $50.0 million in aggregate cost of the Company’s outstanding common stock (the “March 2021 Authorization”). Under the March 2021 Authorization, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The March 2021 Authorization does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice. The Company accounts for stock repurchases using the cost method. The aggregate cost includes fees charged in connection with acquiring the outstanding common stock. As of March 31, 2021, no shares had been repurchased under the March 2021 Authorization.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 15

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 — Segment Reporting

The Company’s chief operating decision-maker (“CODM”) is its chief executive officer. The Company continues to monitor and review its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. As a result of the evolution of the Company’s products, operations and research and development (“R&D”) efforts in new product development, and the way in which the CODM manages and assesses the performance of the business, starting in the first quarter of fiscal year 2021, the Company realigned its segment reporting and has recast the prior year amounts for comparability. In addition, to better align the activities of the Water segment, the Company has re-allocated resources to this segment’s operations. Income and type of expense activities that are included in the Water and Emerging Technologies segments and corporate operating expenses are as follows:

Water segment: Includes seawater desalination sales and service, industrial wastewater sales, service, and R&D and sales and marketing (“S&M”) efforts, other water-related R&D activities, and certain water-related S&M and general and administrative (“G&A”) activity expenses previously reported under corporate operating expenses.
Emerging Technologies segment: Includes R&D efforts in the continued development of the VorTeq, S&M and R&D efforts to support the sales and development, respectively, of the IsoBoost in natural gas processing, and R&D efforts for new product development for other non-water treatment applications, such as industrial and commercial refrigeration applications, and certain emerging technologies-related S&M and G&A activity expenses previously reported under corporate operating expenses.

Corporate operating expenses: Includes certain operating expenses related to corporate activities outside of the operating segments, such as audit and accounting expenses, general legal costs, board of director fees and expenses, and other separately managed general expenses not related to the identified segments.

For each of the periods presented in the following tables, operating income (loss) for each segment excludes other income and expenses, and corporate operating expenses not included in how the CODM assesses the performance of the operating segments, such as income taxes and other separately managed general and administrative expenses not attributed to the operating segments. Assets and liabilities are reviewed at the consolidated level by the CODM and are not attributed to the segments. The CODM allocates resources to, and assesses the performance of, each operating segment using information about its revenue and operating income.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 16

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment Financial Information

The following table presents a summary of the Company’s financial information by segment and corporate operating expenses.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020 (Recasted)
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Product revenue	$28,940	$—	$28,940	$19,001	$—	$19,001
Product cost of revenue	8,981	—	8,981	5,684	—	5,684
Product gross profit	19,959	—	19,959	13,317	—	13,317

License and development revenue(1)	—	—	—	—	2,543	2,543

Operating expenses
General and administrative	1,557	1,166	2,723	2,079	1,492	3,571
Sales and marketing	2,164	179	2,343	1,676	312	1,988
Research and development	501	4,001	4,502	902	5,807	6,709
Amortization of intangible assets	4	—	4	4	—	4
Total operating expenses	4,226	5,346	9,572	4,661	7,611	12,272

Operating income (loss)	$15,733	$(5,346)	10,387	$8,656	$(5,068)	3,588

Less: Corporate operating expenses			4,243			3,460
Income from operations			6,144			128
Other income, net			82			408
Income before income taxes			$6,226			$536

(1)    In June 2020, the Company and Schlumberger entered into an agreement to terminate the VorTeq License Agreement effective June 1, 2020. As there were no future performance obligations to be recognized under the VorTeq License Agreement after the effective date, the Company recognized in full the remaining deferred revenue balance of $24.4 million in the second quarter of fiscal year 2020. In addition, no future license and development revenue was recognized under the VorTeq License Agreement after the second quarter of fiscal year 2020.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 17

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 — Concentrations

Product Revenue

The following table presents customers accounting for 10% or more of product revenue by segment. Although certain customers might account for greater than 10% of product revenue at any one point in time, the concentration of product revenue between a limited number of customers shifts regularly, depending on contract negotiations. The percentages by customer reflect specific relationships or contracts that would concentrate product revenue for the periods presented and does not indicate a trend specific to any one customer.

		Three Months Ended March 31,
	Segment	2021	2020
Customer A	Water	18%	20%
Customer B	Water	17%	**
Customer C	Water	16%	25%
Customer D	Water	15%	10%

**    Zero or less than 10%.

License and Development Revenue

There was no Emerging Technologies segment customer license and development revenue for the three months ended March 31, 2021. One international Emerging Technologies segment customer accounted for 100% of the license and development revenue for the three months ended March 31, 2020.

In June 2020, the Company and Schlumberger entered into an agreement to terminate the VorTeq License Agreement effective June 1, 2020. As there were no future performance obligations to be recognized under the VorTeq License Agreement after the effective date, the Company recognized in full the remaining deferred revenue balance of $24.4 million in the second quarter of fiscal year 2020. In addition, no future license and development revenue was recognized under the VorTeq License Agreement after the second quarter of fiscal year 2020.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 18

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We create technologies that solve complex challenges for industrial fluid-flow markets worldwide. Building on our pressure exchanger technology platform, we design and manufacture solutions that improve operational efficiency by reducing waste, energy consumption and costs across a range of industrial processes. What began as a game-changing invention for desalination has grown into a global business advancing the environmental sustainability of our customers’ operations in multiple industries. We are a global team with sales and on-site technical support available worldwide, and we maintain international direct sales offices and technical support centers to service the European, the Middle Eastern and Asian markets.

Our core technology is the pressure exchanger. Our pressure exchanger technology efficiently transfers energy between high-pressure and low-pressure liquid or gas through continuously rotating ducts. Our PX® Pressure Exchanger® (“PX”) can operate in both low-pressure and high-pressure environments, between 1,000 pounds per square inch (“psi”), or 70 bar, and up to approximately 10,000 psi, or 700 bar. Our pressure exchanger technology can also handle a variety of relatively clean to dirty liquids, and we are actively developing capabilities to handle gases. When applied to industrial systems with pressure differentials, pressure exchanger technology can provide certain benefits including our customers’ ability to reduce capital expenditures and energy use, which leads to lower carbon emissions, as well as lower operating costs.

Engineering and research and development (“R&D”) have been, and remain, an essential part of our history, culture and corporate strategy. Since our formation, we have developed leading technology and engineering expertise through the continual evolution of our pressure exchanger technology, which can improve productivity by reducing waste and energy consumption in high-pressure industrial fluid-flow systems. This versatile technology powers several of our products, including our flagship PX energy recovery device (“ERD”), which we believe is the industry standard for energy recovery in the seawater reverse osmosis desalination (“SWRO”) industry. Today, we continue to push the boundaries of our pressure exchanger technology to handle different operating environments and industrial applications. Leveraging our proven pressure exchanger technology platform, we are identifying new ways to solve, and developing new solutions for solving, challenges for critical industries, such as industrial wastewater treatment, natural gas processing and hydraulic fracturing.

Segments

We continue to monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments. As a result of the evolution of our products, operations and R&D efforts in new product development, such as industrial and commercial refrigeration applications, and the way in which our chief operating decision maker (“CODM”) manages and assesses the performance of the business, starting in the first quarter of fiscal year 2021, we realigned our segment reporting and have recast the prior year amounts for comparability. In addition, to better align the activities of the Water segment, we have re-allocated resources to this segment’s operations.

Water Segment

Our Water segment includes sales and marketing (“S&M”) and R&D efforts, and certain general and administrative (“G&A”) activities related to the sales and services of our products for seawater desalination, industrial wastewater, and other water treatment applications. Our Water segment revenue is principally derived from the sale of ERDs and high-pressure and circulation pumps to our megaproject (“MPD”), original equipment manufacturers (“OEM”) and aftermarket (“AM”) channels. MPD sales are typically made to global engineering, procurement and construction (“EPC”) firms to build very large desalination plants worldwide. Our typical MPD sale primarily consists of our PX ERD. Each MPD sale represents revenue opportunities generally ranging from $1 million to $18 million. Our packaged solutions to OEMs include our PX, Turbochargers, high-pressure pumps and circulation “booster” pumps for integration and use in small to medium-sized desalination plants. OEM projects typically represent revenue opportunities of up to $1 million. Our existing and expanding installed base of ERD and pump products in water plants has created a growing customer base comprised of plant operators and service providers who purchase spare parts, replacement parts and service contracts through our AM channel.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 19

During the quarter,
•we announced our second contract award for our new Ultra PX™ energy recovery device, which will support the industrial wastewater treatment operations of a natural gas plant in the Sichuan Province of China. Our Ultra PX is designed to dramatically reduce the energy needs, costs and environmental impacts associated with treating industrial wastewater in Ultra High-Pressure Reverse Osmosis (“UHPRO”) applications. Our Ultra PX recovers up to 60 percent of wasted energy when applied to UHPRO systems; and
•we announced a joint-marketing effort with DuPont Water Solutions (“DuPont”), a global leader in purification and specialty-separation technologies, to spread the knowledge of advanced solutions improving the efficiency of many industrial wastewater treatment systems. We co-hosted a webinar with DuPont to discuss the benefits of pairing our Ultra PX with DuPont membranes in industrial wastewater treatment systems.

Emerging Technologies Segment

Our Emerging Technologies segment includes our R&D efforts in the continued development of the VorTeq™, S&M and R&D efforts to support the sales and development, respectively, of the IsoBoost™ in natural gas processing, R&D efforts for new product development for other non-water treatment applications, such as industrial and commercial refrigeration applications, and certain emerging technologies-related S&M and G&A activity expenses previously reported under corporate operating expenses.

Commercial and Industrial Refrigeration. The global refrigeration industry is a leading user and emitter of hydro fluorocarbons (“HFCs”), which are a group of powerful man-made greenhouse gases that can impact global warming thousands of times more than CO2. More than 120 countries have signed on to the Kigali Amendment, an amendment to the Montreal Protocol, which states the goal of reducing HFC use by 80% by 2047. This year the United States (“U.S.”) and China have publicly committed to signing the Kigali Amendment. In addition, the U.S. Environmental Protection Agency announced on May 3, 2021 its intention to reduce HFC emissions in the U.S. by 85% by 2036, 11 years prior to the 2047 Kigali Amendment target, by phasing down the production and import of HFCs. For the refrigeration industry, phasing out HFCs means moving to natural refrigerants such as ammonia or CO2. CO2 is stable, and more benign, and therefore the safer choice; however CO2 works at much higher pressures and requires more energy than HFCs, thereby increasing the operating cost of a CO2 refrigeration system. The challenge today is to make CO2 refrigeration systems less costly and more efficient to compete economically with incumbent refrigerants.

While we are at the early stages of developing this technology, we believe we will be able to achieve efficiencies across a wider range of temperatures that exceed incumbent CO2 refrigeration technologies, helping customers reduce the operating cost of a natural gas refrigeration system and thereby easing this transition to CO2 in the coming years. We will continue development of this technology throughout 2021 with the goal of placing our product in a commercial setting as soon as research, development and testing is completed.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 20

Results of Operations

A discussion regarding our financial condition and results of operations for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is presented below.

Total Revenue

	Three Months Ended March 31,
	2021		2020
	$	% of Total Revenue	$	% of Total Revenue	Change
	(In thousands, except percentages)
Product revenue	$28,940	100%	$19,001	88%	$9,939	52%
License and development revenue	—	—%	2,543	12%	(2,543)	(100%)
Total revenue	$28,940	100%	$21,544	100%	$7,396	34%

Product Revenue

Variability in product revenue from quarter to quarter is typical, and year on year quarterly comparisons are not necessarily indicative of the trend for the full year due to these variations. Product revenue by channel customer is presented in the following table.

	Three Months Ended March 31,
	2021		2020
	$	% of Product Revenue	$	% of Product Revenue	Change
	(In thousands, except percentages)
Megaproject	$23,757	82%	$14,457	76%	$9,300	64%
Original equipment manufacturer	2,791	10%	3,556	19%	(765)	(22%)
Aftermarket	2,392	8%	988	5%	1,404	142%
Total product revenue	$28,940	100%	$19,001	100%	$9,939	52%

Our MPD channel continues to be the main driver of our revenue growth as revenue from this channel benefits from the long project cycle. Our OEM channel, which contains projects of shorter duration, was negatively affected by the economic conditions in late fiscal year 2020 and early 2021, which ultimately delayed certain new installation and upgrade projects, as well as non-critical plant maintenance. Specifically, in our OEM channel, we sell into a number of industries, including tourism and hospitality, which were greatly affected by the COVID-19 pandemic. Our AM channel increased due primarily to an increase in support and services rendered to our large project installed based customers in the first quarter of fiscal year 2021.

License and Development Revenue

The change in license and development revenue was due to the termination of the VorTeq License Agreement. In June 2020, we and Schlumberger Technology Corporation (“Schlumberger”) entered into an agreement to terminate the VorTeq License Agreement effective June 1, 2020. As there were no future performance obligations to be recognized under the VorTeq License Agreement after the effective date, we recognized in full the remaining deferred revenue balance of $24.4 million in the second quarter of fiscal year 2020. In addition, no future license and development revenue was recognized under the VorTeq License Agreement after the second quarter of fiscal year 2020.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 21

Product Gross Profit and Gross Margin

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense and manufactured components.

	Three Months Ended March 31,
	2021		2020
	$	Gross Margin	$	Gross Margin	Change in Product Gross Profit
	(In thousands, except percentages)
Product gross profit and gross margin	$19,959	69.0%	$13,317	70.1%	$6,642	49.9%

The increase in product gross profit was due primarily to higher revenues, partially offset by a reduction in gross margin to 69.0% in the three months ended March 31, 2021, from 70.1% in the three months ended March 31, 2020. The decrease in gross margin was due primarily to lower average selling prices related to product mix and higher manufacturing labor expenses, partially offset by lower COVID-19 related charges.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 22

Operating Expenses

Total Operating Expenses

	Three Months Ended March 31,
	2021		2020
	$	% of Total Revenue	$	% of Total Revenue	Change
	(In thousands, except percentages)
General and administrative	$6,606	23%	$6,881	32%	$(275)	(4%)
Sales and marketing	2,703	9%	2,138	10%	565	26%
Research and development	4,502	16%	6,709	31%	(2,207)	(33%)
Amortization of intangible assets	4	—%	4	—%	—	—%
Total operating expenses	$13,815	48%	$15,732	73%	$(1,917)	(12%)

General and administrative expenses. G&A expenses decreased due primarily to a decrease in employee-related costs of $0.4 million, partially offset by higher other costs of $0.2 million. Employee-related costs, as compared to the prior year, decreased due primarily to lower recruiting costs related to our chief executive officer search in fiscal year 2020, partially offset by higher employee incentive compensation and share-based compensation expense.

Sales and marketing expenses. S&M expenses increased due primarily to an increase in employee-related costs of $0.4 million, marketing costs of $0.1 million and other costs of $0.1 million. Employee-related costs, as compared to the prior year, increased due primarily to higher employee compensation expense, share-based compensation expense and annual bonuses paid, partially offset by lower travel expenses.

Research and development expenses. R&D expenses decreased due primarily to lower testing supplies expenditures of $1.9 million as we decreased testing activities on VorTeq and shifted testing activities to refrigeration and other new initiatives.

Segment and Corporate Operating Expenses

We continue to monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments. As a result of the evolution of our products, operations and R&D efforts in new product development, such as industrial and commercial refrigeration applications, and the way in which our CODM manages and assesses the performance of the business, starting in the first quarter of fiscal year 2021, we realigned our segment reporting and have recast the prior year amounts for comparability. In addition, to better align the activities of the Water segment, we have re-allocated resources to this segment’s operations. Income and type of expense activities that are included in our Water and Emerging Technologies segments and corporate operating expenses are as follows:

Water segment: Includes seawater desalination sales and service, industrial wastewater sales, service, R&D and S&M efforts, other water-related R&D activities, and certain water-related S&M and G&A activity expenses previously reported under corporate operating expenses.
Emerging Technologies segment: Includes R&D efforts in the continued development of the VorTeq, S&M and R&D efforts to support the sales and development, respectively, of the IsoBoost in natural gas processing, and R&D efforts for new product development for other non-water treatment applications, such as industrial and commercial refrigeration applications, and certain emerging technologies-related S&M and G&A activity expenses previously reported under corporate operating expenses.
Corporate operating expenses: Includes certain operating expenses related to corporate activities outside of the operating segments, such as audit and accounting expenses, general legal costs, board of director fees and expenses, and other separately managed general expenses not related to the identified segments.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 23

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020 (Recasted)
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
Operating expenses
General and administrative	$1,557	$1,166	$3,883	$6,606	$2,079	$1,492	$3,310	$6,881
Sales and marketing	2,164	179	360	2,703	1,676	312	150	2,138
Research and development	501	4,001	—	4,502	902	5,807	—	6,709
Amortization of intangible assets	4	—	—	4	4	—	—	4
Total operating expenses	$4,226	$5,346	$4,243	$13,815	$4,661	$7,611	$3,460	$15,732

Water segment. The decrease in the Water segment operating expenses was due primarily to lower overall G&A and R&D costs, both driven primarily by lower employee-related costs, and allocation of certain R&D costs to emerging technology projects. These costs were partially offset by higher overall S&M costs, driven by increased employee-related costs and share-based compensation.

Emerging Technologies segment. The decrease of Emerging Technologies segment operating expenses, was due primarily to reduced VorTeq-related expense of $3.1 million, which was partially offset by a shift of expenditures for development of industrial and commercial refrigeration of $0.8 million during the three months ended March 31, 2021. Total VorTeq-related expense was $3.5 million in the first quarter of fiscal year 2021, which included R&D expenditures of $2.8 million.

Corporate operating expenses. The increase of corporate operating expenses was due primarily to higher employee-related costs primarily related to increased employee incentive compensation, higher share-based compensation expense, legal costs, and other costs, partially offset by lower recruiting costs related to our chief executive officer search in fiscal year 2020.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 24

Other Income, Net

	Three Months Ended March 31,
	2021	2020	Change
	(In thousands, except percentages)
Interest income	$92	$420	$(328)
Other non-operating income, net	(10)	(12)	2
Total other income, net	$82	$408	$(326)

Total other income, net decreased due primarily to a decrease in interest income due to a shift from debt investments to investments in money market funds.

Income Taxes

	Three Months Ended March 31,
	2021	2020	Change
	(In thousands, except percentages)
Benefit from income taxes	$(640)	$(85)	$(555)
Effective tax rate	(10.3%)	(15.9%)
Effective tax rate, excluding discrete items	15.8%	19.5%

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

For the three months ended March 31, 2021, the recognized income tax benefit included a discrete tax benefit of $1.6 million, due primarily to stock-based compensation windfalls. For the three months ended March 31, 2020, the recognized income tax benefit included a discrete tax benefit of $0.2 million, due primarily to stock-based compensation windfalls.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 25

Liquidity and Capital Resources

Overview

From time to time, management and our Board of Directors reviews our liquidity and future cash needs and may make a decision on (1) the return of capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing. As of March 31, 2021, our principal sources of liquidity consisted of: (i) unrestricted cash and cash equivalents of $105.4 million; (ii) short-term investments of $14.6 million that are primarily invested in marketable debt instruments such as corporate notes and bonds and U.S. Treasury securities; and (iii) accounts receivable, net of allowances of $16.4 million. As of March 31, 2021, there were unrestricted cash and cash equivalents of $0.9 million held outside the U.S. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed. Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future. The risk of this portfolio to us is in the ability of the underlying companies to cover their obligations at maturity, not in our ability to trade these securities at a profit. Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.

As of March 31, 2021, we had $1.1 million of short-term contract assets which only represents unbilled trade receivables from certain Water segment contract sales which includes contractual holdback provisions, pursuant to which we will invoice the final retention payment due within the next 12 months. The customer holdbacks represent amounts intended to provide a form of security for the customer; and accordingly, these contract assets have not been discounted to present value. The retention payments with no performance conditions are recorded as trade receivables.

Loan and Pledge Agreement - Stand-By Letters of Credit

We entered into a loan and pledge agreement with a financial institution during January 2017, which has been amended multiple times to accommodate the growth of the Company (the original loan and pledge agreement and its subsequent amendments are hereinafter referred to as the “Loan and Pledge Agreement”). Under the Loan and Pledge Agreement, we are allowed to issue stand-by letters of credit (“SBLCs”) up to one year past the expiration date of the Loan and Pledge Agreement and to hold SBLCs with other financial institutions up to $5.1 million. SBLCs have a term limit of three years, are secured by pledged U.S. investments, and do not have any cash collateral balance requirement. SBLCs are deducted from the total revolving credit line under the Loan and Pledge Agreement and are subject to a non-refundable quarterly fee that is in an amount equal to 0.7% per annum of the face amount of the outstanding SBLCs. As of March 31, 2021, outstanding SBLCs totaled $12.9 million.

Share Repurchase Program

On March 9, 2021, our Board of Directors authorized a share repurchase program (the “March 2021 Authorization”) under which we, under management’s discretion, may repurchase up to $50.0 million in aggregate cost of our outstanding common stock. As of March 31, 2021, no shares have been repurchased under the March 2021 Authorization.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 26

Cash Flows

	Three Months Ended March 31,
	2021	2020	Change
	(In thousands)
Net cash provided by (used in) operating activities	$54	$(5,872)	$5,926
Net cash provided by investing activities	5,088	11,934	(6,846)
Net cash provided by financing activities	6,059	418	5,641
Effect of exchange rate differences on cash and cash equivalents	(25)	(25)	—
Net change in cash, cash equivalents and restricted cash	$11,176	$6,455	$4,721

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities is subject to the project driven, non-cyclical nature of our business. Operating cash flow can fluctuate significantly from year to year, due to the timing of receipts of large project orders. Operating cash flow may be negative in one year and significantly positive in the next, consequently individual quarterly results and comparisons may not necessarily indicate a significant trend, either positive or negative.

Net cash provided by operating activities for the three months ended March 31, 2021 compared to net cash used in operating activities for the three months ended March 31, 2020, was due primarily to higher revenues, partially offset by the timing of cash collected on accounts receivables.

Cash Flows from Investing Activities

Net cash provided by investing activities primarily relates to maturities, sales and purchases of marketable securities, and capital expenditures supporting our growth. Our investments in marketable securities are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. The lower cash provided from investing activities for the three months ended March 31, 2021, as compared to cash provided from investing activities in the three months ended March 31, 2020, was due primarily to the movement of our investments in debt securities to cash and cash equivalents in fiscal year 2020 as a result of the COVID-19 pandemic.

Cash Flows from Financing Activities

Net cash provided by financing activities primarily relates to the issuance of equity from our employee equity incentive plans, which for the three months ended March 31, 2021, was higher than the three months ended March 31, 2020.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 27

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

See Note 7, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for additional information related to our fixed noncancelable operating leases and our purchase order arrangements.

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

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 28

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

Interest Rate and Credit Risks

We have an investment portfolio of fixed-income marketable debt securities and instruments of the U.S. government including amounts classified as cash equivalents and short-term investments. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in investment-grade short-term debt instruments of high-quality corporate issuers and instruments of the U.S. government. These investments are subject to counter-party credit risk. To minimize this risk, we invest pursuant to an investment policy approved by our board of directors. The policy mandates high credit rating requirements and restricts our exposure to any single corporate issuer by imposing concentration limits.

As of March 31, 2021, our total debt security investments which totaled approximately $29.6 million, are presented in cash equivalents and short-term investments on our Condensed Consolidated Balance Sheets. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of less than two months. As of March 31, 2021, a hypothetical 1% increase in interest rates would have resulted in a less than $0.1 million decrease in the fair value of our fixed-income debt securities.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 29

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Note 8, “Commitments and Contingencies – Litigation,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” in our Annual Report on Form 10‑K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission on March 12, 2021 (“2020 Annual Report”), provides information on certain litigation in which we are involved.

For an update on the litigation matters previously disclosed in the 2020 Annual Report, see the discussion in Note 7, “Commitments and Contingencies – Litigation,” of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10‑Q, which discussion is incorporated by reference into this Item 1.

Item 1A — Risk Factors

Other than the risk factors provided below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission on March 12, 2021.

Our diversification into new fluid flow markets, such as oil & gas, commercial refrigeration and industrial wastewater, may not be successful.

We have made a substantial investment in research, development, and sales to execute on our diversification strategy into fluid flow markets such as oil & gas, commercial refrigeration and industrial wastewater. While we see diversification as core to our growth strategy, there is no guarantee that we will be successful in our efforts. Our model for growth is based in part on our ability to initiate and embrace disruptive technology trends, to enter new markets, both in terms of geographies and product areas, and to drive broad adoption of the products and services that we develop and market. Any inability to execute this model for growth could damage our reputation, limit our growth, and negatively affect our operation results. For example, while we believe that our products will enable gas processing plant operators to operate at a high level of energy efficiency with minimal downtime, we may be subject to warranty claims if customers of these offerings experience significant downtimes or failures for which our warranty reserves may be inadequate given the lack of historical failure rates associated with new product introductions. We also could be subject to damage claims based on our products, which we may not be able to properly insure. In addition, profitability, if any, in new industrial verticals may be lower than in our Water segment, and we may not be sufficiently successful in our diversification efforts to recoup investments.

We may not be able to successfully complete development, launch or commercialization of our C02 refrigeration technology.

We are currently developing PX based technology for use in CO2 commercial refrigeration. The technology is in the R&D phase. While initial testing of the technology has been promising, CO2 commercial refrigeration is complex and presents a wide range of technological challenges for us. We may not be successful in solving these challenges and, as a result, may not be able to successfully complete development of or launch the technology. Even if we are able to complete development, we may not be able to generate sufficient interest in our technology or commercialize the technology. The commercial refrigeration industry is also saturated with very large, established companies who have greater experience and resources than us. If we are unable to solve the technological challenges, complete development, launch and generate sufficient interest for our CO2 refrigeration technology, we may not be able to successfully commercialize the technology, which could have an adverse effect on our entire business, financial condition, or results of operation.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 30

Item 5 — Other Information

None.

Item 6 — Exhibits

A list of exhibits filed or furnished with this report or incorporated herein by reference is found in the Exhibit Index below.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.1	Energy Recovery, Inc. Severance Plan.	8-K	001-34112	10.1	2/10/2021
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, “Financial Information” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*    Filed herewith.
**    The certifications furnished in Exhibits 32.1 are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	May 7, 2021	By:	/s/ ROBERT YU LANG MAO
Robert Yu Lang Mao
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2021	By:	/s/ JOSHUA BALLARD
Joshua Ballard
Chief Financial Officer
(Principal Financial and Accounting Officer)

Energy Recovery, Inc. | Q1’2021 Form 10-Q | 32