Form 10-Q
period 2021-06-30
Energy Recovery, Inc.
filed 2021-08-06
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
OR
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
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑    Smaller reporting company  ☑    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of July 30, 2021, there were 57,152,300 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

Energy Recovery, Inc. | Q2'2021 Form 10-Q

Forward-Looking Information

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and certain information incorporated by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

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

Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks, “continue,” “could,” “may,” “potential,” “should, “will,” “would,” variations of such words and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part II, Item 1A, “Risk Factors,” and elsewhere in this report for factors that may cause actual results to be different from those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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
•our belief that our PX has a competitive advantage, as compared to the Flowserve Corporation’s DWEER product, because our devices are made with highly durable and corrosion-resistant aluminum oxide (“alumina”) ceramic parts that are designed for a life of more than 25 years, are warrantied for high efficiencies, and cause minimal unplanned downtime, resulting in lower lifecycle costs;

Energy Recovery, Inc. | Q2'2021 Form 10-Q | FLS 1

•our belief that our PX has a distinct competitive advantage over Fluid Equipment Development Company’s (“FEDCO”) turbochargers and Danfoss Group’s iSave ERDs because our devices provide up to 98% efficiency, have lower lifecycle maintenance costs, and are made of highly durable and corrosion-resistant alumina ceramic parts;
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

You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part II, Item 1A, “Risk Factors,” and are based on information available to us as of August 6, 2021. We assume no obligation to update any such forward-looking statements, certain risks and uncertainties which could cause actual results to differ materially from those projected in the forward-looking statements, as disclosed from time to time in our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with or furnished to the Securities and Exchange Commission (the “SEC”), as well as in Part II, Item 1A, “Risk Factors,” within this Quarterly Report on Form 10-Q. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading Item 1A, “Risk Factors,” in our Quarterly Reports on Form 10-Q, and in our Annual Reports on Form 10-K, and from time-to-time, in our results disclosed on our Current Reports on Form 8-K.

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

Energy Recovery, Inc. | Q2'2021 Form 10-Q | FLS 2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$103,302	$94,255
Short-term investments	17,394	20,446
Accounts receivable, net	7,599	11,792
Inventories, net	15,289	11,748
Prepaid expenses and other assets, current	4,265	4,950
Total current assets	147,849	143,191
Deferred tax assets, net	12,471	11,030
Property and equipment, net	20,443	20,176
Operating lease, right of use asset	15,383	16,090
Goodwill and other intangible assets	12,833	12,839
Other assets, non-current	365	988
Total assets	$209,344	$204,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,278	$1,118
Accrued expenses and other liabilities, current	8,397	11,816
Lease liabilities, current	1,473	1,243
Contract liabilities, current	1,117	1,552
Total current liabilities	13,265	15,729
Lease liabilities, non-current	15,682	16,443
Other liabilities, non-current	571	518
Total liabilities	29,518	32,690
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	63	62
Additional paid-in capital	191,087	179,161
Accumulated other comprehensive (loss) income	(53)	53
Treasury stock	(42,040)	(30,486)
Retained earnings	30,769	22,834
Total stockholders’ equity	179,826	171,624
Total liabilities and stockholders’ equity	$209,344	$204,314

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 1

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Product revenue	$20,607	$19,256	$49,547	$38,257
Product cost of revenue	7,181	6,549	16,162	12,233
Product gross profit	13,426	12,707	33,385	26,024

License and development revenue	—	24,352	—	26,895

Operating expenses:
General and administrative	6,175	5,599	12,781	12,480
Sales and marketing	2,537	1,497	5,240	3,635
Research and development	4,424	6,352	8,926	13,061
Amortization of intangible assets	3	4	7	8
Impairment of long-lived assets	—	2,332	—	2,332
Total operating expenses	13,139	15,784	26,954	31,516
Income from operations	287	21,275	6,431	21,403

Other income (expense):
Interest income	51	255	143	675
Other non-operating expense, net	(12)	(18)	(22)	(30)
Total other income, net	39	237	121	645
Income before income taxes	326	21,512	6,552	22,048
(Benefit from) provision for income taxes	(743)	4,586	(1,383)	4,501
Net income	$1,069	$16,926	$7,935	$17,547

Net income per share:
Basic	$0.02	$0.30	$0.14	$0.32
Diluted	$0.02	$0.30	$0.13	$0.31

Number of shares used in per share calculations:
Basic	57,253	55,614	57,066	55,513
Diluted	58,999	56,371	58,822	56,438

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 2

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$1,069	$16,926	$7,935	$17,547
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	5	10	(20)	(15)
Unrealized (loss) gain on investments	(38)	441	(86)	171
Total other comprehensive (loss) income, net of tax	(33)	451	(106)	156
Comprehensive income	$1,036	$17,377	$7,829	$17,703

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 3

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except shares)
Common stock
Beginning balance	$63	$61	$62	$61
Issuance of common stock, net	—	—	1	—
Ending balance	63	61	63	61

Additional paid-in capital
Beginning balance	187,083	171,954	179,161	170,028
Issuance of common stock, net	2,638	687	8,696	1,105
Stock-based compensation	1,366	1,088	3,230	2,596
Ending balance	191,087	173,729	191,087	173,729

Accumulated other comprehensive (loss) income
Beginning balance	(20)	(332)	53	(37)
Other comprehensive (loss) income
Foreign currency translation adjustments	5	10	(20)	(15)
Unrealized (loss) gain on investments	(38)	441	(86)	171
Total other comprehensive (loss) income, net	(33)	451	(106)	156
Ending balance	(53)	119	(53)	119

Treasury stock
Beginning balance	(30,486)	(30,486)	(30,486)	(30,486)
Common stock repurchased	(11,554)	—	(11,554)	—
Ending balance	(42,040)	(30,486)	(42,040)	(30,486)

Retained earnings
Beginning balance	29,700	(2,932)	22,834	(3,553)
Net income	1,069	16,926	7,935	17,547
Ending balance	30,769	13,994	30,769	13,994

Total stockholders’ equity	$179,826	$157,417	$179,826	$157,417

Common stock issued (shares)
Beginning balance	62,877,567	60,999,233	61,798,004	60,717,702
Issuance of common stock, net	389,726	134,084	1,469,289	415,615
Ending balance	63,267,293	61,133,317	63,267,293	61,133,317

Treasury stock (shares)
Beginning balance	5,455,935	5,455,935	5,455,935	5,455,935
Common stock repurchased	656,938	—	656,938	—
Ending balance	6,112,873	5,455,935	6,112,873	5,455,935

Total common stock outstanding (shares)	57,154,420	55,677,382	57,154,420	55,677,382

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 4

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$7,935	$17,547
Adjustments to reconcile net income to cash provided by (used in) operating activities
Stock-based compensation	3,341	2,595
Depreciation and amortization	2,733	2,751
Amortization of premiums and discounts on investments	139	215
Deferred income taxes	(1,441)	4,666
Impairment of long-lived assets	—	2,332
Other non-cash adjustments	149	228
Changes in operating assets and liabilities:
Accounts receivable, net	4,193	101
Contract assets	1,356	(198)
Inventories, net	(3,621)	260
Prepaid and other assets	(47)	(278)
Accounts payable	1,237	1,285
Accrued expenses and other liabilities	(3,999)	(4,009)
Contract liabilities	(434)	(27,789)
Net cash provided by (used in) operating activities	11,541	(294)
Cash flows from investing activities:
Sales of marketable securities	—	9,767
Maturities of marketable securities	14,861	43,286
Purchases of marketable securities	(12,034)	(12,855)
Capital expenditures	(2,449)	(4,410)
Other	5	—
Net cash provided by investing activities	383	35,788
Cash flows from financing activities:
Net proceeds from issuance of common stock	8,697	1,128
Tax payment for employee shares withheld	—	(23)
Repurchase of common stock	(11,554)	—
Net cash (used in) provided by financing activities	(2,857)	1,105
Effect of exchange rate differences on cash and cash equivalents	(20)	(15)
Net change in cash, cash equivalents and restricted cash	9,047	36,584
Cash, cash equivalents and restricted cash, beginning of year	94,358	26,488
Cash, cash equivalents and restricted cash, end of period	$103,405	$63,072

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 5

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Description of Business and Significant Accounting Policies

Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company” or “Energy Recovery”) create technologies that solve complex challenges for industrial fluid-flow markets worldwide. Building on the Company’s pressure exchanger technology platform, the Company designs and manufactures solutions that improve operational efficiency by reducing waste, energy consumption and costs across a range of industrial processes. What began as a game-changing invention for desalination has grown into a global business advancing the environmental sustainability of the Company’s customers’ operations in multiple industries. The Company’s solutions are marketed, sold in, or developed for, the fluid-flow and gas markets, such as water, industrial waste, oil & gas, chemical processing and refrigeration, under the trademarks ERI®, Ultra PX™, PX®, Pressure Exchanger®, PX Pressure Exchanger® (“PX”), PX PowerTrain™, VorTeq™, IsoBoost®, AT™, AquaBold™, and PX G1300™. The Company owns, manufactures and/or develops its solutions, in whole or in part, in the United States of America (“U.S.”).

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2020 Condensed Consolidated Balance Sheet was derived from audited financial statements and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading.

The June 30, 2021 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021 (the “2020 Annual Report”).

All adjustments consisting of normal recurring adjustments that are necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Reclassifications

Certain prior period amounts have been reclassified in the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows, and certain notes to the Condensed Consolidated Financial Statements, to conform to the current period presentation.

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

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 6

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Due to the novel coronavirus (“COVID-19”) pandemic, and the impact on the Company’s customers, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 6, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. The Company undertakes no obligation to update publicly these estimates for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

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

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 7

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — Revenue

Disaggregation of Revenue

The following tables present the disaggregated revenues by product and service line, product revenue by geography based on the “shipped to” addresses of the Company’s customers, product revenue by channel, and product revenue by segment (Water and Emerging Technologies segment). Sales and usage-based taxes are excluded from revenues. See Note 10, “Segment Reporting,” for further discussion related to the Company’s segments.

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Revenue by product and service line
PXs, pumps and turbo devices, and other	$20,568	$39	$20,607	$49,508	$39	$49,547

Revenue by primary geographical markets
Middle East and Africa	$16,401	$39	$16,440	$37,361	$39	$37,400
Asia	2,325	—	2,325	9,503	—	9,503
Americas	945	—	945	1,368	—	1,368
Europe	897	—	897	1,276	—	1,276
Total revenue	$20,568	$39	$20,607	$49,508	$39	$49,547

Product revenue by channel
Megaproject	$13,236	$39	$13,275	$36,993	$39	$37,032
Original equipment manufacturer	4,274	—	4,274	7,065	—	7,065
Aftermarket	3,058	—	3,058	5,450	—	5,450
Total product revenue	$20,568	$39	$20,607	$49,508	$39	$49,547

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 8

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Revenue by product and service line
PXs, pumps and turbo devices, and other	$19,256	$—	$19,256	$38,257	$—	$38,257
License and development	—	24,352	24,352	—	26,895	26,895
Total revenue	$19,256	$24,352	$43,608	$38,257	$26,895	$65,152

Revenue by primary geographical markets
Middle East and Africa	$16,504	$—	$16,504	$32,735	$—	$32,735
Asia	617	—	617	1,392	—	1,392
Americas	1,161	24,352	25,513	2,362	26,895	29,257
Europe	974	—	974	1,768	—	1,768
Total product revenue	$19,256	$24,352	$43,608	$38,257	$26,895	$65,152

Product revenue by channel
Megaproject	$11,965	$—	$11,965	$26,422	$—	$26,422
Original equipment manufacturer	4,050	—	4,050	7,606	—	7,606
Aftermarket	3,241	—	3,241	4,229	—	4,229
Total product revenue	$19,256	$—	$19,256	$38,257	$—	$38,257

In June 2020, the Company and Schlumberger Technology Corporation (“Schlumberger”) entered into an agreement to terminate the 2015 license agreement between the Company and Schlumberger (the “VorTeq License Agreement”) to provide Schlumberger with the exclusive worldwide rights to the VorTeq technology. The termination of the VorTeq License Agreement was effective June 1, 2020. As there were no future performance obligations to be recognized under the VorTeq License Agreement after the effective date, the Company recognized in full the remaining deferred revenue balance of $24.4 million in the second quarter of fiscal year 2020. In addition, no future license and development revenue was recognized under the VorTeq License Agreement after the second quarter of fiscal year 2020.

Contract Balances

The following table presents contract balances by category.

	June 30, 2021	December 31, 2020
	(In thousands)
Accounts receivable, net	$7,599	$11,792
Contract assets:
Contract assets, current (included in prepaid expenses and other assets, current)	$536	$1,309
Contract assets, non-current (included in other assets, non-current)	—	583
Total contract assets	$536	$1,892

Contract liabilities:
Contract liabilities, current	$1,117	$1,552
Contract liabilities, non-current (included in other liabilities, non-current)	89	88
Total contract liabilities	$1,206	$1,640

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 9

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company records contract liabilities when cash payments are received in advance of the Company’s performance. The following table presents significant changes in contract liabilities during the period.

	June 30, 2021	December 31, 2020
	(In thousands)
Contract liabilities balance, beginning of year	$1,640	$28,866
Revenue recognized	(1,232)	(28,414)
Cash received, excluding amounts recognized as revenue during the period	798	1,188
Contract liabilities balance, end of period	$1,206	$1,640

Transaction Price Allocated to the Remaining Performance Obligations

The following table presents the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied.

June 30, 2021
(In thousands)
Future performance obligations by year
2021 (remaining six months)	$4,036
2022	12,191
Total future performance obligations	$16,227

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 10

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

The following table presents the computation of basic and diluted net income per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Numerator
Net income	$1,069	$16,926	$7,935	$17,547

Denominator (weighted average shares)
Basic common shares outstanding	57,253	55,614	57,066	55,513
Dilutive stock awards	1,746	757	1,756	925
Diluted common shares outstanding	58,999	56,371	58,822	56,438

Net income per share
Basic	$0.02	$0.30	$0.14	$0.32
Diluted	$0.02	$0.30	$0.13	$0.31

Certain shares of common stock issuable under stock awards have been omitted from the diluted net income per share calculations because their inclusion is considered anti-dilutive. The following table presents the weighted potential common shares issuable under stock awards that were excluded from the computation of diluted net income per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Anti-dilutive stock awards	6	2,893	457	1,989

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 11

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — Other Financial Information

Cash, Cash Equivalents and Restricted Cash

The Condensed Consolidated Statements of Cash Flows explain the changes in the total of cash, cash equivalents and restricted cash. The following table presents a reconciliation of cash, cash equivalents and restricted cash(1) reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts presented.

	June 30, 2021	December 31, 2020	June 30, 2020
	(In thousands)
Cash and cash equivalents	$103,302	$94,255	$62,970
Restricted cash, non-current (included in other assets, non-current)	103	103	102
Total cash, cash equivalents and restricted cash	$103,405	$94,358	$63,072

(1)    The Company pledged and deposited cash amounts into restricted cash accounts in connection with the Company’s credit cards.

Accounts Receivable, net

The following table presents the components of accounts receivable, net.

	June 30, 2021	December 31, 2020
	(In thousands)
Accounts receivable, gross	$7,716	$12,189
Allowance for doubtful accounts (1)	(117)	(397)
Accounts receivable, net	$7,599	$11,792

(1)    The Company wrote-off $0.3 million of uncollectible receivables, which had been previously reserved as of December 31, 2020, during the second quarter of 2021.

Inventories

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method. The following table presents inventory by category.

	June 30, 2021	December 31, 2020
	(In thousands)
Raw materials	$5,161	$4,260
Work in process	2,740	2,360
Finished goods	7,388	5,128
Inventories, net	$15,289	$11,748

Valuation adjustments for excess and obsolete inventory reflected as a reduction of inventory was $0.6 million and $0.5 million at June 30, 2021 and December 31, 2020, respectively.

Prepaid and Other Current Assets

	June 30, 2021	December 31, 2020
	(In thousands)
Contract assets, current	$536	$1,309
Cloud computing arrangement implementation costs	1,095	1,087
Other prepaid expenses and current assets	2,634	2,554
Total prepaid and other current assets	$4,265	$4,950

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 12

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill and Other Intangible Assets

	June 30, 2021	December 31, 2020
	(In thousands)
Goodwill	$12,790	$12,790
Other intangible assets	43	49
Total goodwill and other intangible assets	$12,833	$12,839

Accrued Expenses and Other Current Liabilities

	June 30, 2021	December 31, 2020
	(In thousands)
Payroll, incentives and commissions payable	$5,614	$8,400
Warranty reserve	809	760
Other accrued expenses and current liabilities	1,974	2,656
Total accrued expenses and other current liabilities	$8,397	$11,816

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 13

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Investments and Fair Value Measurements

Available-for-Sale Investments

The Company’s investments in investment-grade short-term high-quality marketable debt instruments, such as U.S. treasury securities, and corporate notes and bonds, are classified as available-for-sale. As of June 30, 2021 and December 31, 2020, available-for-sale investments were classified on the Condensed Consolidated Balance Sheet as short-term investments.

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

Fair Value of Financial Instruments

All of the Company’s financial assets and liabilities are remeasured and reported at fair value at each reporting period; and are classified and disclosed in one of the following three pricing category levels:

Level    1    —    Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level    2    —    Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
Level    3    —    Unobservable inputs in which little or no market activity exists, thereby requiring an entity to develop its own assumptions that market participants would use in pricing.

The following table presents the Company’s financial assets measured on a recurring basis by contractual maturity, including their pricing category, amortized cost, gross unrealized holding gains and losses, and fair value.

		June 30, 2021				December 31, 2020
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$62,224	$—	$—	$62,224	$59,132	$—	$—	$59,132
Total cash equivalents		62,224	—	—	62,224	59,132	—	—	59,132

Short-term investments
U.S. treasury securities	Level 2	—	—	—	—	1,614	7	—	1,621
Corporate notes and bonds	Level 2	17,387	21	(14)	17,394	18,708	117	—	18,825
Total short-term investments		17,387	21	(14)	17,394	20,322	124	—	20,446
Total		$79,611	$21	$(14)	$79,618	$79,454	$124	$—	$79,578

As of June 30, 2021 and December 31, 2020, the Company had no financial liabilities and no Level 3 financial assets. During the six months ended June 30, 2021, the Company had no transfers of financial assets between any levels.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 14

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

	June 30, 2021		December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate notes and bonds	$13,246	$(14)	$—	$—

Sales of Available-for-Sale Investments

The following table presents the sales of available-for-sale investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Corporate notes and bonds	$—	$4,793	$—	$9,767

Realized gains on sales of securities were immaterial during the three and six months ended June 30, 2020.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 15

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — Lines of Credit

Stand-By Letters of Credit

The Company entered into a loan and pledge agreement with a financial institution during January 2017, which has been amended multiple times to accommodate the growth of the Company (the original loan and pledge agreement and its subsequent amendments are hereinafter referred to as the “Loan and Pledge Agreement”). Under the Loan and Pledge Agreement, the Company is allowed to issue stand-by letters of credit (“SBLCs”) up to one year past the expiration date of the Loan and Pledge Agreement and to hold SBLCs with other financial institutions up to an aggregate amount of $5.1 million. SBLCs have a term limit of three years, are secured by pledged U.S. investments, and do not have any cash collateral balance requirements. SBLCs are deducted from the total revolving credit line under the Loan and Pledge Agreement and are subject to a non-refundable quarterly fee that is in an amount equal to 0.7% per annum of the face amount of the outstanding SBLCs.

As of June 30, 2021 and December 31, 2020, there were outstanding SBLCs of $12.2 million and $13.3 million, respectively.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 16

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Commitments and Contingencies

Operating Lease Obligations

The following table presents a summary of operating lease, right of use assets and lease liabilities.

	June 30, 2021	December 31, 2020
	(In thousands)
Operating lease, right of use asset	$15,383	$16,090

Lease liabilities, current	$1,473	$1,243
Lease liabilities, non-current	15,682	16,443
Total lease liability	$17,155	$17,686

The Company leases office, warehouse and manufacturing facilities under operating leases that expire on various dates through fiscal year 2030.

The following table presents operating lease activities related to all leased properties.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease expense	$642	$668	$1,285	$1,271
Cash payments	647	618	1,136	1,108
Non-cash lease liabilities arising from obtaining right-of-use assets	—	—	—	6,384

The following table presents other information related to outstanding operating leases as of June 30, 2021.

Weighted average remaining lease term	7.9 years
Weighted average discount rate	7.0%

The following table presents the minimum lease payments under noncancelable operating leases, exclusive of executory costs as of June 30, 2021.

Lease Amounts
(In thousands)
Future minimum lease payments by year
2021 (remaining six months)	$1,295
2022	2,650
2023	2,580
2024	2,812
2025	2,736
2026 and thereafter	10,461
Total future minimum lease payments	22,534
Less imputed lease interest	(5,379)
Total lease liabilities	$17,155

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 17

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Warranty

The following table presents the changes in the Company’s accrued product warranty reserve.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Warranty reserve balance, beginning of period	$811	$665	$760	$631
Warranty costs charged to cost of revenue	81	75	208	173
Utilization charges against reserve	(13)	(1)	(13)	(2)
Release of accrual related to expired warranties	(70)	(66)	(146)	(129)
Warranty reserve balance, end of period	$809	$673	$809	$673

Purchase Obligations

The Company has purchase order arrangements with its vendors for which the Company has not received the related goods or services as of June 30, 2021. These arrangements are subject to change based on the Company’s sales demand forecasts. The Company has the right to cancel the arrangements prior to the date of delivery. The purchase order arrangements are related to various raw materials and component parts, as well as capital equipment. As of June 30, 2021, the Company had approximately $6.7 million of such open cancellable purchase order arrangements.

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

The Company considers all claims on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of June 30, 2021, there were no material losses which were probable or reasonably possible.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 18

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except percentages)
(Benefit from) provision for income taxes	$(743)	$4,586	$(1,383)	$4,501
Discrete items	728	(272)	2,355	(82)
Provision for (benefit from) income taxes, excluding discrete items	$(15)	$4,314	$972	$4,419
Effective tax rate	(227.9%)	21.3%	(21.1%)	20.4%
Effective tax rate, excluding discrete items	(5.1%)	20.1%	14.8%	20.0%

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

For the three and six months ended June 30, 2021, the recognized income tax benefit included a benefit primarily related to the U.S. federal research and development tax credit and a discrete tax benefit due primarily to stock-based compensation windfalls. For the three and six months ended June 30, 2020, the recognized income tax charge included a discrete tax charge related to the termination of the VorTeq License Agreement, partially offset by a discrete tax benefit due primarily to stock-based compensation windfalls.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 19

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 — Stockholders’ Equity

Stock Repurchase Program

On March 9, 2021, the Board of Directors authorized a stock repurchase program under which the Company may repurchase, at the discretion of management, up to $50.0 million in aggregate cost of the Company’s outstanding common stock (the “March 2021 Authorization”). Under the March 2021 Authorization, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The March 2021 Authorization does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice. The Company accounts for stock repurchases using the cost method. The aggregate cost includes fees charged in connection with acquiring the shares. As of June 30, 2021, 656,938 shares at an aggregate cost of $11.6 million had been repurchased under the March 2021 Authorization.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 20

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 — Segment Reporting

The Company’s chief operating decision-maker (“CODM”) is its chief executive officer. The Company continues to monitor and review its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. As a result of the evolution of the Company’s products, operations and research and development (“R&D”) efforts in new product development, and the way in which the CODM manages and assesses the performance of the business, starting in the first quarter of fiscal year 2021, the Company realigned its segment reporting and has recast the prior year amounts for comparability. In addition, to better align the activities of the segments, the Company has re-allocated certain corporate resources to the segments’ operations.

Income and type of expense activities that are included in the Water and Emerging Technologies segments and corporate operating expenses are as follows:

Water segment: The continued development, sales and support of the PX, hydraulic turbochargers and pumps used in our seawater desalination and industrial wastewater activities.
Emerging Technologies segment: The continued development, sales and support of activities related to emerging technologies, such as the VorTeq used in the oil and gas market, the ISOBoost used in natural gas processing, the PX G1300 used in industrial and commercial refrigeration applications, and certain other new products.
Corporate operating expenses: Corporate activities outside of the operating segments, such as audit and accounting expenses, general legal costs, board of director fees and expenses, and other separately managed general expenses not related to the identified segments.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 21

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

The following tables present a summary of the Company’s financial information by segment and corporate operating expenses.

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Product revenue	$20,568	$39	$20,607	$49,508	$39	$49,547
Product cost of revenue	7,181	—	7,181	16,162	—	16,162
Product gross profit	13,387	39	13,426	33,346	39	33,385

Operating expenses
General and administrative	1,776	1,315	3,091	3,333	2,481	5,814
Sales and marketing	2,121	229	2,350	4,285	408	4,693
Research and development	595	3,829	4,424	1,096	7,830	8,926
Amortization of intangible assets	3	—	3	7	—	7
Total operating expenses	4,495	5,373	9,868	8,721	10,719	19,440

Operating income (loss)	$8,892	$(5,334)	3,558	$24,625	$(10,680)	13,945

Less: Corporate operating expenses			3,271			7,514
Income from operations			287			6,431
Other income, net			39			121
Income before income taxes			$326			$6,552

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 22

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2020 (Recast)			Six Months Ended June 30, 2020 (Recast)
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Product revenue	$19,256	$—	$19,256	$38,257	$—	$38,257
Product cost of revenue	6,549	—	6,549	12,233	—	12,233
Product gross profit	12,707	—	12,707	26,024	—	26,024

License and development revenue (1)	—	24,352	24,352	—	26,895	26,895

Operating expenses
General and administrative	1,967	1,150	3,117	4,046	2,642	6,688
Sales and marketing	1,124	262	1,386	2,800	574	3,374
Research and development	960	5,392	6,352	1,862	11,199	13,061
Amortization of intangible assets	4	—	4	8	—	8
Impairment of long-lived assets	—	2,332	2,332	—	2,332	2,332
Total operating expenses	4,055	9,136	13,191	8,716	16,747	25,463

Operating income	$8,652	$15,216	23,868	$17,308	$10,148	27,456

Less: Corporate operating expenses			2,593			6,053
Income from operations			21,275			21,403
Other income, net			237			645
Income before income taxes			$21,512			$22,048

(1)    In June 2020, the Company and Schlumberger entered into an agreement to terminate the VorTeq License Agreement. The termination of the VorTeq License Agreement was effective June 1, 2020. As there were no future performance obligations to be recognized under the VorTeq License Agreement after the effective date, the Company recognized in full the remaining deferred revenue balance of $24.4 million in the second quarter of fiscal year 2020. In addition, no future license and development revenue was recognized under the VorTeq License Agreement after the second quarter of fiscal year 2020.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 23

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

		Three Months Ended June 30,		Six Months Ended June 30,
	Segment	2021	2020	2021	2020
Customer A	Water	30%	22%	22%	15%
Customer B	Water	22%	19%	19%	24%
Customer C	Water	**	**	12%	**
Customer D	Water	**	22%	11%	21%

**    Zero or less than 10%.

License and Development Revenue

There was no Emerging Technologies segment customer license and development revenue for the three and six months ended June 30, 2021. The Emerging Technologies segment had one international customer, Schlumberger, which accounted for 100% of the license and development revenue for the three and six months ended June 30, 2020. See Note 2, “Revenue,” for further discussion related to the termination of the VorTeq License Agreement.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 24

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We create technologies that solve complex challenges for industrial fluid-flow markets worldwide. Building on our pressure exchanger technology platform, we design and manufacture solutions that improve operational efficiency by reducing waste, energy consumption and costs across a range of industrial processes. What began as a game-changing invention for desalination has grown into a global business advancing the environmental sustainability of our customers’ operations in multiple industries. We are a global team with sales and on-site technical support available worldwide, and we maintain international direct sales offices and technical support centers to service the European, Middle Eastern and Asian markets.

Our core technology is the pressure exchanger. Our pressure exchanger technology efficiently transfers energy between high-pressure and low-pressure liquid or gas through continuously rotating ducts. Our PX® Pressure Exchanger® (“PX”) can operate in both low-pressure and high-pressure environments between 1,000 pounds per square inch (“psi”), or 70 bar, and up to approximately 10,000 psi, or 700 bar. Our pressure exchanger technology can also handle a variety of relatively clean to dirty liquids, and we are actively developing capabilities to handle gases. When applied to industrial systems with pressure differentials, pressure exchanger technology can provide certain benefits including our customers’ ability to reduce capital expenditures and energy use, which leads to lower carbon emissions, as well as lower operating costs.

Engineering and research and development (“R&D”) have been, and remain, an essential part of our history, culture and corporate strategy. Since our formation, we have developed leading technology and engineering expertise through the continual evolution of our pressure exchanger technology, which can improve productivity by reducing waste and energy consumption in high-pressure industrial fluid-flow systems. This versatile technology powers several of our products, including our flagship PX energy recovery device (“ERD”), which we believe is the industry standard for energy recovery in the seawater reverse osmosis desalination (“SWRO”) industry. Today, we continue to push the boundaries of our pressure exchanger technology to handle different operating environments and industrial applications. Leveraging our proven pressure exchanger technology platform, we are identifying new ways to solve, and developing new solutions for solving, challenges for critical industries, such as industrial wastewater treatment, commercial and industrial refrigeration, natural gas processing and hydraulic fracturing.

Quarterly Highlights

Product revenues increased during the quarter and year-to-date, as compared to the same periods in 2020, due primarily to higher sales of PXs, pumps and turbochargers, led by strong sales in the megaproject (“MPD”) and original equipment manufacturers (“OEM”) channels. Total revenues, which are comprised of both product and license and development revenues, were lower for the quarter and year-to-date, as compared to the same periods in 2020, due primarily to the elimination of license and development revenue of which none was recognized after the termination of the VorTeq License Agreement in the second quarter of 2020. Management anticipates continued growth in product revenues as the need to expand potential water production globally is increasing, as well as the increased purchases of product for plant maintenance in advance of the anticipation of the recovery of the economy.

We continue to invest in R&D activities related to bringing the VorTeq™ and PX G1300™ to market. In addition, we are exploring additional usage and markets for the pressure exchanger technology and we expect increased S&M expenditures for the balance of 2021 and early 2022 related to these endeavors.

Segments

We continue to monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments. As a result of the evolution of our products, operations and R&D efforts in new product development, such as industrial and commercial refrigeration applications, and the way in which our chief operating decision maker (“CODM”) manages and assesses the performance of the business, starting in the first quarter of fiscal year 2021, we realigned our segment reporting and have recast the prior year amounts for comparability. In addition, to better align the activities of the segments, we have re-allocated certain corporate resources to the segments’ operations.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 25

Water

Our Water segment includes the continued development, sales and support of the PX, hydraulic turbochargers and pumps used in our seawater desalination and industrial wastewater activities. Our Water segment revenue is principally derived from the sale of ERDs and high-pressure and circulation pumps to our MPD, OEM and aftermarket (“AM”) channels. MPD sales are typically made to global engineering, procurement and construction (“EPC”) firms to build very large desalination plants worldwide. Our typical MPD sale primarily consists of our PX ERD. Each MPD sale represents revenue opportunities generally ranging from $1 million to $18 million. Our packaged solutions to OEMs include our PX, hydraulic turbochargers, high-pressure pumps and circulation “booster” pumps for integration and use in small to medium-sized desalination plants. OEM projects typically represent revenue opportunities of up to $1 million. Our existing and expanding installed base of ERD and pump products in water plants has created a growing customer base comprised of plant operators and service providers who purchase spare parts, replacement parts and service contracts through our AM channel.

During the quarter,
•We announced contract awards totaling over $13.8 million for our PX and PX PowerTrain™ systems, supporting the construction of the Sorek B Seawater Reverse Osmosis Desalination Plant in Israel (“Sorek B Plant”). This order is expected to ship between Q3 and Q4 of this year. Once completed, the Sorek B Plant will be the largest SWRO plant and one of the largest facilities in the world, producing 200 million cubic meters per year. The Sorek B Plant is expected to be commissioned between late fiscal year 2022 and early fiscal year 2023.
•We were awarded multiple worldwide MPD and OEM contracts totaling over $55.0 million to supply PXs, related equipment and services.

Emerging Technologies

Our Emerging Technologies segment includes the continued development, sales and support of activities related to emerging technologies, such as the VorTeq used in the oil and gas market, the ISOBoost used in natural gas processing, the PX G1300 used in industrial and commercial refrigeration applications, and certain other new products.

Commercial and Industrial Refrigeration. The global refrigeration industry is a leading user and emitter of hydrofluorocarbons (“HFCs”), which are a group of powerful man-made greenhouse gases that can impact global warming thousands of times more than carbon dioxide (“CO2”). More than 120 countries have signed on to the Kigali Amendment, an amendment to the Montreal Protocol, which states the goal of reducing the production and consumption of HFCs. In 2021, the United States of America (“U.S.”) and China have publicly committed to signing the Kigali Amendment. In addition, the U.S. Environmental Protection Agency announced on May 3, 2021 its intention to reduce the production and consumption of HFCs within the timeline indicated in the Montreal Protocol for developed nations. For the refrigeration industry, phasing out HFCs means moving to natural refrigerants such as ammonia or CO2. CO2 is stable and more benign, and therefore the safer choice; however CO2 works at much higher pressures and requires more energy than HFCs, thereby increasing the operating cost of a CO2 refrigeration system. The challenge today is to make the CO2 refrigeration systems less costly and more efficient in order to compete economically with incumbent refrigerants.

We believe our PX can significantly help reduce the operating costs of CO2 refrigeration systems by recycling the pressure energy of CO2 gas, much as we do with seawater in SWRO, thereby significantly reducing the energy needed to operate these systems. Results from our testing gives us confidence that we will be able to achieve efficiencies across a wider range of temperatures that exceed incumbent CO2 refrigeration technologies, thereby easing this transition to CO2 in the coming years. We will continue development of this technology throughout 2021 with the goal of placing our product in a commercial setting as soon as research, development and testing is completed.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 26

Results of Operations

A discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, is presented below.

Total Revenue

	Three Months Ended June 30,
	2021		2020
	$	% of Total Revenue	$	% of Total Revenue	Change
	(In thousands, except percentages)
Product revenue	$20,607	100%	$19,256	44%	$1,351	7%
License and development revenue	—	—%	24,352	56%	(24,352)	(100%)
Total revenue	$20,607	100%	$43,608	100%	$(23,001)	(53%)

	Six Months Ended June 30,
	2021		2020
	$	% of Total Revenue	$	% of Total Revenue	Change
	(In thousands, except percentages)
Product revenue	$49,547	100%	$38,257	59%	$11,290	30%
License and development revenue	—	—%	26,895	41%	(26,895)	(100%)
Total revenue	$49,547	100%	$65,152	100%	$(15,605)	(24%)

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 27

Product Revenue

Variability in product revenue from quarter to quarter is typical, therefore year-on-year quarterly and year-to-date comparisons are not necessarily indicative of the trend for the full year due to these variations. Product revenues by channel customers are presented in the following tables.

	Three Months Ended June 30,
	2021		2020
	$	% of Product Revenue	$	% of Product Revenue	Change
	(In thousands, except percentages)
Megaproject	$13,275	64%	$11,965	62%	$1,310	11%
Original equipment manufacturer	4,274	21%	4,050	21%	224	6%
Aftermarket	3,058	15%	3,241	17%	(183)	(6%)
Total product revenue	$20,607	100%	$19,256	100%	$1,351	7%

	Six Months Ended June 30,
	2021		2020
	$	% of Product Revenue	$	% of Product Revenue	Change
	(In thousands, except percentages)
Megaproject	$37,032	75%	$26,422	69%	$10,610	40%
Original equipment manufacturer	7,065	14%	7,606	20%	(541)	(7%)
Aftermarket	5,450	11%	4,229	11%	1,221	29%
Total product revenue	$49,547	100%	$38,257	100%	$11,290	30%

Our MPD channel continues to be the main driver of our revenue growth during the quarter and year as revenue from this channel benefits from the long project cycle. Increase over prior year is subject to timing of delivery of PXs, which is dependent on the MPD project shipment cycle.

Our OEM channel, where we sell into a number of industries, including tourism and hospitality, and which contains projects of shorter duration, saw a significant increase for the first time since the onset of the COVID-19 pandemic. OEM channel revenues increased due primarily to certain new large greenfield plant installations and brownfield retrofits, which include upgrades to existing operations leveraging our pressure exchanger technology and ancillary equipment. We believe, barring any new shutdown measures caused by the COVID-19 pandemic, this trend will continue into the second-half of 2021. OEM channel revenues in the prior year were negatively affected from delayed new plant construction related to COVID-19.

Our AM channel revenues fluctuate depending on support and services rendered to our customers. AM channel revenues decreased during the quarter; however, increased year-to-date, as compared to the same respective period in the prior year. During the quarter and the first half of the year, we experienced a marked increase in AM activity, which we believe is a result of our customers consuming their existing spare parts inventory and strategically increasing their stock of critical components in advance of greater expected water needs in the second half of 2021 and early 2022. In fiscal year 2020, AM channel revenues were affected by COVID-19 as budgets tightened and companies braced for the unknown.

License and Development Revenue

The change in license and development revenue was due to the termination of the 2015 license agreement (the “VorTeq License Agreement”) between us and Schlumberger Technology Corporation (“Schlumberger”), with an effective date of June 1, 2020. As there were no future performance obligations to be recognized under the VorTeq License Agreement after the effective date, we recognized in full the remaining deferred revenue balance of $24.4 million in the second quarter of fiscal year 2020. In addition, no future license and development revenue was recognized under the VorTeq License Agreement after the second quarter of fiscal year 2020.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 28

Product Gross Profit and Gross Margin

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense and manufactured components.

	Three Months Ended June 30,
	2021		2020
	$	Gross Margin	$	Gross Margin	Change in Product Gross Profit
	(In thousands, except percentages)
Product gross profit and gross margin	$13,426	65.1%	$12,707	66.0%	$719	5.7%

	Six Months Ended June 30,
	2021		2020
	$	Gross Margin	$	Gross Margin	Change in Product Gross Profit
	(In thousands, except percentages)
Product gross profit and gross margin	$33,385	67.4%	$26,024	68.0%	$7,361	28.3%

The increase in product gross profit during the three and six months ended June 30, 2021, as compared to the same periods in the prior year, was due primarily to higher revenues related to increased units of PXs, pumps and turbochargers sold, partially offset by a decrease in product gross margin. The gross margin gains from the reduction of the COVID-19 costs that we expensed in 2020 and the operational efficiencies we implemented in the current year were more than offset by rising labor and overhead costs, lower average PX selling prices and a change in product mix.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 29

Operating Expenses

Total Operating Expenses

Operating expenses as a percentage of total revenue was higher in the three and six months ended June 30, 2021, as compared to the same periods in the prior year, due primarily to the acceleration of license and development revenue related to the termination of the VorTeq License Agreement in the second quarter of fiscal year 2020.

	Three Months Ended June 30,
	2021		2020
	$	% of Total Revenue	$	% of Total Revenue	Change
	(In thousands, except percentages)
General and administrative	$6,175	30%	$5,599	13%	$576	10%
Sales and marketing	2,537	12%	1,497	3%	1,040	69%
Research and development	4,424	22%	6,352	15%	(1,928)	(30%)
Amortization of intangible assets	3	—%	4	—%	(1)	(25%)
Impairment of long-lived assets	—	—%	2,332	5%	(2,332)	(100%)
Total operating expenses	$13,139	64%	$15,784	36%	$(2,645)	(17%)

General and Administrative Expenses. General and administrative (“G&A”) expenses increased due primarily to an increase in employee-related costs of $0.6 million and higher consultant costs of $0.1 million. Employee-related costs increased, as compared to the prior year, due primarily to higher employee compensation cost, share-based compensation expense and incentive compensation expense.

Sales and Marketing Expenses. Sales and marketing (“S&M”) expenses increased due primarily to an increase in employee-related costs of $0.8 million, marketing costs of $0.1 million and other costs of $0.1 million. Employee-related costs increased, as compared to the prior year, due primarily to higher employee compensation cost, share-based compensation expense, incentive compensation expense and other employee-related expenses, all related to increased headcount.

Research and Development Expenses. R&D expenses decreased due primarily to lower testing supplies expenditures of $1.6 million as we decreased testing activities on VorTeq and shifted testing activities to refrigeration and other new initiatives, and a reduction in equipment depreciation of $0.3 million primarily related to the impairment of certain VorTeq-related assets in 2020.

Amortization of Intangible Assets. Amortization of intangible assets was comparable to the prior year.

Impairment of Long-lived Assets. During the three months ended June 30, 2020, we conducted an analysis on certain VorTeq long-lived assets that were directly related to obligations under the VorTeq License Agreement and determined that certain of those assets were impaired. The net carrying value of the impaired VorTeq-related machinery and equipment of $2.3 million was recognized in the three months ended June 30, 2020.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 30

	Six Months Ended June 30,
	2021		2020
	$	% of Total Revenue	$	% of Total Revenue	Change
	(In thousands, except percentages)
General and administrative	$12,781	26%	$12,480	19%	$301	2%
Sales and marketing	5,240	11%	3,635	6%	1,605	44%
Research and development	8,926	18%	13,061	20%	(4,135)	(32%)
Amortization of intangible assets	7	—%	8	—%	(1)	(13%)
Impairment of long-lived assets	—	—%	2,332	4%	(2,332)	(100%)
Total operating expenses	$26,954	54%	$31,516	48%	$(4,562)	(14%)

General and Administrative Expenses. The increase in G&A expenses was due primarily to higher employee-related costs of $0.2 million and an increase in professional services costs of $0.1 million related to our Environmental, Social and Governance (“ESG”) report costs and legal fees. Employee-related costs increased, as compared to the prior year, due primarily to higher compensation costs incentive compensation expense, and share-based compensation expense, partially offset by lower recruiting costs related to our chief executive officer search in fiscal year 2020, severance costs, and travel costs due primarily to COVID-19.

Sales and Marketing Expenses. The increase in S&M expenses was due primarily to an increase in employee-related costs of $1.2 million and higher marketing costs of $0.2 million, including trade shows and marketing materials, and an increase in other costs of $0.2 million, including commission costs. Employee-related costs increased, as compared to the prior year, due primarily to higher employee compensation costs, share-based compensation expense, incentive compensation expenses, and other employee-related expenses.

Research and Development Expenses. The decrease in R&D expenses was due primarily to lower testing supplies expenditures of $3.5 million related to the reduced development of the VorTeq technology, which fell in the second half of 2020. However, the lower VorTeq-related expenditures in 2021 were partially offset by increased costs to support our incubation initiatives. In addition, R&D expenses in the current year, as compared to the prior year, included a decrease in employee-related costs of $0.3 million, and lower depreciation expenses of $0.3 million primarily related to the impairment of certain VorTeq-related assets in 2020. Employee-related costs decreased, as compared to the prior year, due primarily to lower employee compensation and other employee-related expenses, partially offset by higher incentive compensation expense.

Amortization of Intangible Assets. Amortization of intangible assets was comparable to the prior year.

Impairment of Long-lived Assets. During the three months ended June 30, 2020, we conducted an analysis on certain VorTeq long-lived assets that were directly related to obligations under the VorTeq License Agreement and determined that certain of those assets were impaired. The net carrying value of the impaired VorTeq-related machinery and equipment of $2.3 million was recognized in the three and six months ended June 30, 2020.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 31

Segment and Corporate Operating Expenses

Expense activities that are included in our Water and Emerging Technologies segments and corporate operating expenses for the three and six months ended June 30, 2021 are presented below. See Note 10, “Segment Reporting” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q for further discussion regarding our segments.

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020 (Recast)
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$1,776	$1,315	$3,084	$6,175	$1,967	$1,150	$2,482	$5,599
Sales and marketing	2,121	229	187	2,537	1,124	262	111	1,497
Research and development	595	3,829	—	4,424	960	5,392	—	6,352
Amortization of intangible assets	3	—	—	3	4	—	—	4
Impairment of long-lived assets	—	—	—	—	—	2,332	—	2,332
Total operating expenses	$4,495	$5,373	$3,271	$13,139	$4,055	$9,136	$2,593	$15,784

Water Segment. The increase in the Water segment operating expenses was due primarily to an increase in S&M costs, driven by increased employee-related costs and higher share-based compensation expense, both related to increased headcount. These costs were partially offset by lower overall G&A and R&D costs, both driven primarily by lower employee-related costs, and a shift of certain R&D costs to emerging technology projects.

Emerging Technologies Segment. The decrease of Emerging Technologies segment operating expenses, was due primarily to reduced VorTeq-related expenditures of $2.3 million, which was partially offset by a shift of expenditures for development of industrial and commercial refrigeration of $0.9 million during the three months ended June 30, 2021. Total VorTeq-related expense was $3.2 million, which included R&D expenditures of $2.4 million.

Corporate Operating Expenses. The increase of corporate operating expenses was due primarily to higher employee incentive compensation expense, share-based compensation expense, legal costs, and other costs, partially offset by lower recruiting costs related to our chief executive officer search in fiscal year 2020.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 32

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020 (Recast)
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$3,333	$2,481	$6,967	$12,781	$4,046	$2,642	$5,792	$12,480
Sales and marketing	4,285	408	547	5,240	2,800	574	261	3,635
Research and development	1,096	7,830	—	8,926	1,862	11,199	—	13,061
Amortization of intangible assets	7	—	—	7	8	—	—	8
Impairment of long-lived assets	—	—	—	—	—	2,332	—	2,332
Total operating expenses	$8,721	$10,719	$7,514	$26,954	$8,716	$16,747	$6,053	$31,516

Water Segment. The increase in the Water segment operating expenses was due primarily to higher overall S&M costs, driven by increased employee-related costs and share-based compensation. These costs were partially offset by lower overall G&A and R&D costs, both driven primarily by lower employee-related costs, and a shift of certain R&D costs to emerging technology projects.

Emerging Technologies Segment. The increase of Emerging Technologies segment operating expenses, was due primarily to reduced VorTeq-related expense of $5.4 million, which was partially offset by a shift of expenditures for development of industrial and commercial refrigeration of $1.7 million during the six months ended June 30, 2021. Total VorTeq-related expense was $6.7 million which included R&D expenditures of $5.2 million.

Corporate Operating Expenses. The increase of corporate operating expenses was due primarily to higher employee incentive compensation expense, share-based compensation expense, legal costs, and other costs, partially offset by lower recruiting costs related to our chief executive officer search in fiscal year 2020.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 33

Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Interest income	$51	$255	$143	$675
Other non-operating expense, net	(12)	(18)	(22)	(30)
Total other income, net	$39	$237	$121	$645

Total other income, net decreased in the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, due primarily to lower interest income. Our investment strategy in fiscal year 2020 shifted from debt investments to investments in money market funds due primarily to the uncertainty caused by the COVID-19 pandemic.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except percentages)
(Benefit from) provision for income taxes	$(743)	$4,586	$(1,383)	$4,501
Discrete items	728	(272)	2,355	(82)
Provision for (benefit from) income taxes, excluding discrete items	$(15)	$4,314	$972	$4,419
Effective tax rate	(227.9%)	21.3%	(21.1%)	20.4%
Effective tax rate, excluding discrete items	(5.1%)	20.1%	14.8%	20.0%

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

For the three and six months ended June 30, 2021, the recognized income tax benefit included a benefit primarily related to the U.S. federal research and development tax credit and a discrete tax benefit due primarily to stock-based compensation windfalls. For the three and six months ended June 30, 2020, the recognized income tax charge included a discrete tax charge related to the termination of the VorTeq License Agreement, partially offset by a discrete tax benefit due primarily to stock-based compensation windfalls.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 34

Liquidity and Capital Resources

Overview

From time to time, management and our Board of Directors reviews our liquidity and future cash needs and may make a decision on (1) the return of capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing. As of June 30, 2021, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $103.3 million; (ii) investment-grade short-term high-quality marketable debt instruments of $17.4 million that are primarily invested in U.S. treasury securities, and corporate notes and bonds; and (iii) accounts receivable, net of allowances, of $7.6 million. As of June 30, 2021, there were unrestricted cash and cash equivalents of $0.8 million held outside the U.S. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed. Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future. The risk of this portfolio to us is in the ability of the underlying companies to cover their obligations at maturity, not in our ability to trade these securities at a profit. Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.

As of June 30, 2021, we had $0.5 million of short-term contract assets which only represents unbilled trade receivables from certain Water segment contract sales which includes contractual holdback provisions, pursuant to which we will invoice the final retention payment due within the next 12 months. The customer holdbacks represent amounts intended to provide a form of security for the customer; and accordingly, these contract assets have not been discounted to present value. The retention payments with no performance conditions are recorded as trade receivables.

Loan and Pledge Agreement - Stand-By Letters of Credit

We entered into a loan and pledge agreement with a financial institution during January 2017, which has been amended multiple times to accommodate the growth of the Company (the original loan and pledge agreement and its subsequent amendments are hereinafter referred to as the “Loan and Pledge Agreement”). Under the Loan and Pledge Agreement, we are allowed to issue stand-by letters of credit (“SBLCs”) up to one year past the expiration date of the Loan and Pledge Agreement and to hold SBLCs with other financial institutions up to an aggregate amount of $5.1 million. SBLCs have a term limit of three years, are secured by pledged U.S. investments, and do not have any cash collateral balance requirement. SBLCs are deducted from the total revolving credit line under the Loan and Pledge Agreement and are subject to a non-refundable quarterly fee that is in an amount equal to 0.7% per annum of the face amount of the outstanding SBLCs. As of June 30, 2021, outstanding SBLCs totaled $12.2 million.

Share Repurchase Program

On March 9, 2021, our Board of Directors authorized a share repurchase program (the “March 2021 Authorization”) which we may repurchase, under management’s discretion, up to $50.0 million in aggregate cost of our outstanding common stock. As of June 30, 2021, we repurchased 656,938 shares at an aggregate cost of $11.6 million under the March 2021 Authorization. The aggregate cost includes fees charged in connection with acquiring the shares. As of June 30, 2021, under the March 2021 Authorization, we may repurchase, under management’s discretion, additional shares of our outstanding common stock at an aggregate cost of approximately $38.4 million.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 35

Cash Flows

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by (used in) operating activities	$11,541	$(294)
Net cash provided by investing activities	383	35,788
Net cash (used in) provided by financing activities	(2,857)	1,105
Effect of exchange rate differences on cash and cash equivalents	(20)	(15)
Net change in cash, cash equivalents and restricted cash	$9,047	$36,584

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

Net cash provided by operating activities for the six months ended June 30, 2021, compared to net cash used in operating activities for the six months ended June 30, 2020, was due primarily to higher product revenues and by the timing of cash collected on accounts receivables, partially offset by increased planned finished goods inventory.

Cash Flows from Investing Activities

Net cash provided by investing activities primarily relates to maturities, sales and purchases of marketable securities, and capital expenditures supporting our growth. Our investments in marketable securities are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. The lower cash provided from investing activities for the six months ended June 30, 2021, as compared to cash provided from investing activities in the six months ended June 30, 2020, was due primarily to the movement of our investments in debt securities to cash and cash equivalents in fiscal year 2020 as a result of the COVID-19 pandemic.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities primarily relates to the issuance of equity from our employee equity incentive plans and offset by share repurchases under our board authorized share repurchase program. Net cash used in financing activities for the six months ended June 30, 2021, was $4.0 million lower than the net cash provided by financing activities for the six months ended June 30, 2020, due primarily to share repurchases of $11.6 million under the March 2021 Authorization, partially offset by higher issuance of equity of $7.6 million related to our employee equity incentive plans.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 36

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

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 37

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

Interest Rate and Credit Risks

We have an investment portfolio of fixed-income marketable debt securities, which are classified as short-term investments on our Condensed Consolidated Balance Sheets. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in investment-grade short-term high-quality marketable debt instruments, These investments are subject to counter-party credit risk. To minimize this risk, we invest pursuant to an investment policy approved by our board of directors. The policy mandates high credit rating requirements and restricts our exposure to any single corporate issuer by imposing concentration limits.

As of June 30, 2021, our total debt security investments of $17.4 million are presented in short-term investments on our Condensed Consolidated Balance Sheets. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of less than seven months. As of June 30, 2021, a hypothetical 1% increase in interest rates would have resulted in a less than $0.1 million decrease in the fair value of our fixed-income debt securities.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 38

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

Item 1A — Risk Factors

Except for the risk factors disclosed in Part II, Item 1A, “Risk Factors,” in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 filed with the U.S. Securities and Exchange Commission on May 7, 2021, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in the 2020 Annual Report.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publically Announced Program	Maximum Number of Shares or Approximate Dollar Value That May Yet to be Purchased Under the Program
April 1 – April 30, 2021	1,770	$17.90	1,770	$49,968,280
May 1 – May 31, 2021	655,168	17.57	656,938	38,446,420
June 1 – June 30, 2021	—	—	656,938	38,446,420

(1)    Excluding commissions

On March 9, 2021, our Board of Directors authorized a share repurchase program (the “March 2021 Authorization”) which we may repurchase, under management’s discretion, up to $50.0 million in aggregate cost of our outstanding common stock. As of June 30, 2021, 656,938 shares at an aggregate cost of $11.6 million had been repurchased under the March 2021 Authorization. The aggregate cost includes fees charged in connection with acquiring the shares.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 39

Item 6 — Exhibits

A list of exhibits filed or furnished with this report or incorporated herein by reference is found in the Exhibit Index below.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of Energy Recovery, Inc.
3.2	Amended and Restated Bylaws of Energy Recovery, Inc.	8-K	001-34112	3.1	4/16/2021
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, “Financial Information” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*    Filed herewith.
**    The certifications furnished in Exhibits 32.1 are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	August 6, 2021	By:	/s/ ROBERT YU LANG MAO
Robert Yu Lang Mao
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2021	By:	/s/ JOSHUA BALLARD
Joshua Ballard
Chief Financial Officer
(Principal Financial and Accounting Officer)

Energy Recovery, Inc. | Q2'2021 Form 10-Q | 41