Form 10-Q
period 2021-09-30
Energy Recovery, Inc.
filed 2021-11-05
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
OR
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
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑    Smaller reporting company  ☑    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of October 29, 2021, there were 56,718,626 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

Energy Recovery, Inc. | Q3'2021 Form 10-Q

Forward-Looking Information

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and certain information incorporated by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

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

Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “continue,” “could,” “may,” “potential,” “should,” “will,” “would,” variations of such words and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part II, Item 1A, “Risk Factors,” and elsewhere in this report for factors that may cause actual results to be different from those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Forward-looking statements in this report include, without limitation, statements about the following:
•our belief that the pressure exchanger is the industry standard for energy recovery in the seawater reverse osmosis (“SWRO”) industry;
•our anticipation of continued growth in product revenues as the need to expand potential water production globally is increasing, as well as the increased purchases of product for plant maintenance in advance of the anticipation of the economic recovery;
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
•our belief that markets not traditionally associated with desalination, including the United States of America (the “U.S.”) will inevitably develop and provide further revenue growth opportunities;
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
•our belief that our Ultra PX enables customers to optimize their wastewater treatment process for Minimal Liquid Discharge and Zero Liquid Discharge;

Energy Recovery, Inc. | Q3'2021 Form 10-Q | FLS 1

•our belief that our pressure exchanger technology can significantly help reduce the operating costs of CO2 refrigeration systems by recycling the pressure energy of CO2 gas thereby significantly reducing the energy needed to operate these systems;
•our belief that we will be able to achieve efficiencies across a wider range of temperatures that exceed incumbent CO2 refrigeration technologies;
•our belief that the integration of Environmental, Social and Governance (“ESG”) principles into our corporate and risk management strategies can strengthen our existing business as well as our efforts to develop new applications of pressure exchanger technology for high-pressure fluid-flow environments;
•our belief that our enhanced safety measures will allow us to help contain the spread of the novel coronavirus (“COVID-19”);
•the development of major public health concerns, including the COVID-19 outbreak or other pandemics arising globally, and the future impact of such major public health concerns, and specifically in the short-term the COVID-19 pandemic, on our business and operations;
•our belief that our existing cash and cash equivalents, our short and/or long-term investments, and the ongoing cash generated from our operations, will be sufficient to meet our anticipated liquidity needs for the foreseeable future, with the exception of a decision to enter into an acquisition and/or fund investments in our latest technology arising from rapid market adoption that could require us to seek additional equity or debt financing;
•our expectation of increased sales and marketing expenditures for the balance of 2021 and early 2022;
•our expectation that we will be able to enforce our intellectual property (“IP”) rights;
•our expectation that the adoption of new accounting standards will not have a material impact on our financial position or results of operations; and
•other factors disclosed under the MD&A and Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” and elsewhere in this Form 10-Q.

You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part II, Item 1A, “Risk Factors,” and are based on information available to us as of November 5, 2021. We assume no obligation to update any such forward-looking statements, certain risks and uncertainties which could cause actual results to differ materially from those projected in the forward-looking statements, as disclosed from time to time in our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with or furnished to the Securities and Exchange Commission (the “SEC”), as well as in Part II, Item 1A, “Risk Factors,” within this Quarterly Report on Form 10-Q. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading Item 1A, “Risk Factors,” in our Quarterly Reports on Form 10-Q, and in our Annual Reports on Form 10-K, and from time-to-time, in our results disclosed on our Current Reports on Form 8-K. In addition, when preparing the MD&A below, we presume the readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

Energy Recovery, Inc. | Q3'2021 Form 10-Q | FLS 2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$65,745	$94,255
Short-term investments	41,900	20,446
Accounts receivable, net	13,066	11,792
Inventories, net	20,557	11,748
Prepaid expenses and other assets	5,541	4,950
Total current assets	146,809	143,191
Long-term investments	765	—
Deferred tax assets, net	12,093	11,030
Property and equipment, net	20,905	20,176
Operating lease, right of use asset	15,021	16,090
Goodwill and other intangible assets	12,830	12,839
Other assets	365	988
Total assets	$208,788	$204,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,663	$1,118
Accrued expenses and other liabilities	9,582	11,816
Lease liabilities	1,518	1,243
Contract liabilities	1,452	1,552
Total current liabilities	16,215	15,729
Lease liabilities	15,284	16,443
Other liabilities	550	518
Total liabilities	32,049	32,690
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	63	62
Additional paid-in capital	192,564	179,161
Accumulated other comprehensive (loss) income	(86)	53
Treasury stock	(47,642)	(30,486)
Retained earnings	31,840	22,834
Total stockholders’ equity	176,739	171,624
Total liabilities and stockholders’ equity	$208,788	$204,314

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 1

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Product revenue	$20,781	$27,408	$70,328	$65,665
Product cost of revenue	6,089	7,816	22,251	20,049
Product gross profit	14,692	19,592	48,077	45,616

License and development revenue	—	—	—	26,895

Operating expenses:
General and administrative	5,851	6,271	18,632	18,751
Sales and marketing	2,996	2,141	8,236	5,776
Research and development	4,416	5,098	13,342	18,159
Amortization of intangible assets	2	4	9	12
Impairment of long-lived assets	—	—	—	2,332
Total operating expenses	13,265	13,514	40,219	45,030
Income from operations	1,427	6,078	7,858	27,481

Other income (expense):
Interest income	36	134	179	809
Other non-operating (expense) income, net	1	(29)	(21)	(59)
Total other income, net	37	105	158	750
Income before income taxes	1,464	6,183	8,016	28,231
(Benefit from) provision for income taxes	393	796	(990)	5,297
Net income	$1,071	$5,387	$9,006	$22,934

Net income per share:
Basic	$0.02	$0.10	$0.16	$0.41
Diluted	$0.02	$0.10	$0.15	$0.41

Number of shares used in per share calculations:
Basic	57,026	55,692	57,053	55,573
Diluted	58,709	56,471	58,785	56,443

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 2

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$1,071	$5,387	$9,006	$22,934
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(20)	26	(40)	11
Unrealized (loss) gain on investments	(13)	(45)	(99)	126
Total other comprehensive (loss) income, net of tax	(33)	(19)	(139)	137
Comprehensive income	$1,038	$5,368	$8,867	$23,071

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 3

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except shares)
Common stock
Beginning balance	$63	$61	$62	$61
Issuance of common stock, net	—	—	1	—
Ending balance	63	61	63	61

Additional paid-in capital
Beginning balance	191,087	173,729	179,161	170,028
Issuance of common stock, net	242	132	8,938	1,237
Stock-based compensation	1,235	1,068	4,465	3,664
Ending balance	192,564	174,929	192,564	174,929

Accumulated other comprehensive (loss) income
Beginning balance	(53)	119	53	(37)
Other comprehensive (loss) income
Foreign currency translation adjustments	(20)	26	(40)	11
Unrealized (loss) gain on investments	(13)	(45)	(99)	126
Total other comprehensive (loss) income, net	(33)	(19)	(139)	137
Ending balance	(86)	100	(86)	100

Treasury stock
Beginning balance	(42,040)	(30,486)	(30,486)	(30,486)
Common stock repurchased	(5,602)	—	(17,156)	—
Ending balance	(47,642)	(30,486)	(47,642)	(30,486)

Retained earnings
Beginning balance	30,769	13,994	22,834	(3,553)
Net income	1,071	5,387	9,006	22,934
Ending balance	31,840	19,381	31,840	19,381

Total stockholders’ equity	$176,739	$163,985	$176,739	$163,985

Common stock issued (shares)
Beginning balance	63,267,293	61,133,317	61,798,004	60,717,702
Issuance of common stock, net	31,690	36,383	1,500,979	451,998
Ending balance	63,298,983	61,169,700	63,298,983	61,169,700

Treasury stock (shares)
Beginning balance	6,112,873	5,455,935	5,455,935	5,455,935
Common stock repurchased	295,728	—	952,666	—
Ending balance	6,408,601	5,455,935	6,408,601	5,455,935

Total common stock outstanding (shares)	56,890,382	55,713,765	56,890,382	55,713,765

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 4

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$9,006	$22,934
Adjustments to reconcile net income to cash provided by (used in) operating activities
Stock-based compensation	4,574	3,672
Depreciation and amortization	4,141	3,963
Amortization of premiums and discounts on investments	340	311
Deferred income taxes	(1,063)	5,443
Impairment of long-lived assets	—	2,332
Other non-cash adjustments	161	316
Changes in operating assets and liabilities:
Accounts receivable, net	(1,274)	1,862
Contract assets	1,892	(747)
Inventories, net	(8,874)	(506)
Prepaid and other assets	(1,097)	295
Accounts payable	2,739	656
Accrued expenses and other liabilities	(3,132)	(2,579)
Contract liabilities	(119)	(27,602)
Net cash provided by operating activities	7,294	10,350
Cash flows from investing activities:
Sales of marketable securities	—	10,573
Maturities of marketable securities	20,686	50,467
Purchases of marketable securities	(43,339)	(12,855)
Capital expenditures	(4,899)	(6,019)
Other	5	—
Net cash (used in) provided by investing activities	(27,547)	42,166
Cash flows from financing activities:
Net proceeds from issuance of common stock	8,939	1,260
Tax payment for employee shares withheld	—	(23)
Repurchase of common stock	(17,156)	—
Net cash (used in) provided by financing activities	(8,217)	1,237
Effect of exchange rate differences on cash and cash equivalents	(40)	11
Net change in cash, cash equivalents and restricted cash	(28,510)	53,764
Cash, cash equivalents and restricted cash, beginning of year	94,358	26,488
Cash, cash equivalents and restricted cash, end of period	$65,848	$80,252

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 5

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Description of Business and Significant Accounting Policies

Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company” or “Energy Recovery”) create technologies that solve complex challenges for industrial fluid-flow markets worldwide. Building on the Company’s pressure exchanger technology platform, the Company designs and manufactures solutions that improve operational efficiency by reducing waste, energy consumption and costs across a range of industrial processes. What began as a game-changing invention for desalination has grown into a global business advancing the environmental sustainability of the Company’s customers’ operations in multiple industries. The Company’s solutions are marketed, sold in, or developed for, the fluid-flow and gas markets, such as water, industrial waste, oil & gas, chemical processing and refrigeration, under the trademarks ERI®, Ultra PX™, PX®, Pressure Exchanger®, PX Pressure Exchanger® (“PX”), PX PowerTrain™, VorTeq™, IsoBoost®, AT™, AquaBold™, and PX G1300™. The Company owns, manufactures and/or develops its solutions, in whole or in part, in the United States of America (the “U.S.”).

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

The September 30, 2021 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021 (the “2020 Annual Report”).

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

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 6

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Due to the novel coronavirus (“COVID-19”) pandemic, and the impact on the Company’s customers, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 5, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. The Company undertakes no obligation to update publicly these estimates for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

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

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 7

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — Revenue

Disaggregation of Revenue

The following tables present the disaggregated revenues by product and service line, product revenue by geography based on the “shipped to” addresses of the Company’s customers, product revenue by channel, and product revenue by segment. Sales and usage-based taxes are excluded from revenues. See Note 10, “Segment Reporting,” for further discussion related to the Company’s segments.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Revenue by product and service line
PXs, pumps and turbo devices, and other	$20,767	$14	$20,781	$70,275	$53	$70,328

Revenue by primary geographical markets
Middle East and Africa	$14,825	$14	$14,839	$52,186	$53	$52,239
Asia	3,563	—	3,563	13,066	—	13,066
Europe	1,386	—	1,386	2,662	—	2,662
Americas	993	—	993	2,361	—	2,361
Total revenue	$20,767	$14	$20,781	$70,275	$53	$70,328

Product revenue by channel
Megaproject	$13,261	$14	$13,275	$50,254	$53	$50,307
Original equipment manufacturer	4,844	—	4,844	11,909	—	11,909
Aftermarket	2,662	—	2,662	8,112	—	8,112
Total product revenue	$20,767	$14	$20,781	$70,275	$53	$70,328

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 8

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Revenue by product and service line
PXs, pumps and turbo devices, and other	$27,408	$—	$27,408	$65,665	$—	$65,665
License and development	—	—	—	—	26,895	26,895
Total revenue	$27,408	$—	$27,408	$65,665	$26,895	$92,560

Revenue by primary geographical markets
Middle East and Africa	$22,667	$—	$22,667	$55,402	$—	$55,402
Asia	2,226	—	2,226	3,618	—	3,618
Europe	1,358	—	1,358	3,126	—	3,126
Americas	1,157	—	1,157	3,519	26,895	30,414
Total product revenue	$27,408	$—	$27,408	$65,665	$26,895	$92,560

Product revenue by channel
Megaproject	$20,725	$—	$20,725	$47,147	$—	$47,147
Original equipment manufacturer	4,081	—	4,081	11,687	—	11,687
Aftermarket	2,602	—	2,602	6,831	—	6,831
Total product revenue	$27,408	$—	$27,408	$65,665	$—	$65,665

In June 2020, the Company and Schlumberger Technology Corporation (“Schlumberger”) entered into an agreement to terminate the 2015 license agreement between the Company and Schlumberger (the “VorTeq License Agreement”). The VorTeq License Agreement was entered into to provide Schlumberger with the exclusive worldwide rights to the VorTeq technology. The termination of the VorTeq License Agreement was effective June 1, 2020. As there were no future performance obligations to be recognized under the VorTeq License Agreement after the effective date, the Company recognized in full the remaining deferred revenue balance of $24.4 million in the second quarter of fiscal year 2020. In addition, no future license and development revenue was recognized under the VorTeq License Agreement after the second quarter of fiscal year 2020.

Contract Balances

The following table presents contract balances by category.

	September 30, 2021	December 31, 2020
	(In thousands)
Accounts receivable, net	$13,066	$11,792
Contract assets:
Contract assets, current (included in prepaid expenses and other assets)	$—	$1,309
Contract assets, non-current (included in other assets)	—	583
Total contract assets	$—	$1,892

Contract liabilities:
Contract liabilities, current	$1,452	$1,552
Contract liabilities, non-current (included in other liabilities)	69	88
Total contract liabilities	$1,521	$1,640

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 9

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract Liabilities
The Company records contract liabilities when cash payments are received in advance of the Company’s performance. The following table presents significant changes in contract liabilities during the period.

	September 30, 2021	December 31, 2020
	(In thousands)
Contract liabilities, beginning of year	$1,640	$28,866
Revenue recognized	(1,300)	(28,414)
Cash received, excluding amounts recognized as revenue during the period	1,181	1,188
Contract liabilities, end of period	$1,521	$1,640

Future Performance Obligations

The following table presents the future estimated revenue by year expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied.

September 30, 2021
(In thousands)
2021 (remaining three months)	$7,890
2022	12,191
Total future performance obligations	$20,081

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 10

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Net Income Per Share

Net income for the reported period is divided by the weighted average number of common shares outstanding during the reported period to calculate basic net income per common share.

•Basic net income per share excludes any dilutive effect of stock options and restricted stock units ("RSU").
•Diluted net income per common share reflects the potential dilution that would occur if outstanding stock options to purchase common stock were exercised for shares of common stock, using the treasury stock method, and the shares of common stock underlying each unvested RSU were issued.

Outstanding stock options to purchase common stock and unvested RSUs are collectively referred to as “stock awards.”

The following table presents the computation of basic and diluted net income per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Numerator
Net income	$1,071	$5,387	$9,006	$22,934

Denominator (weighted average shares)
Basic common shares outstanding	57,026	55,692	57,053	55,573
Dilutive stock awards	1,683	779	1,732	870
Diluted common shares outstanding	58,709	56,471	58,785	56,443

Net income per share
Basic	$0.02	$0.10	$0.16	$0.41
Diluted	$0.02	$0.10	$0.15	$0.41

Certain shares of common stock issuable under stock awards have been omitted from the diluted net income per share calculations because their inclusion is considered anti-dilutive. The following table presents the weighted potential common shares issuable under stock awards that were excluded from the computation of diluted net income per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Anti-dilutive stock award shares	26	3,033	456	2,700

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 11

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

	September 30, 2021	December 31, 2020	September 30, 2020
	(In thousands)
Cash and cash equivalents	$65,745	$94,255	$80,149
Restricted cash, non-current (included in other assets, non-current)	103	103	103
Total cash, cash equivalents and restricted cash	$65,848	$94,358	$80,252

(1)    The Company pledged and deposited cash amounts into restricted cash accounts in connection with the Company’s credit cards.

Accounts Receivable, net

The following table presents the components of accounts receivable, net.

	September 30, 2021	December 31, 2020
	(In thousands)
Accounts receivable, gross	$13,183	$12,189
Allowance for doubtful accounts (1)	(117)	(397)
Accounts receivable, net	$13,066	$11,792

(1)    The Company wrote-off $0.3 million of uncollectible receivables, which had been previously reserved as of December 31, 2020, during the second quarter of 2021.

Inventories, net

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method. The following table presents gross inventory by category and reconciliation to net inventory.

	September 30, 2021	December 31, 2020
	(In thousands)
Raw materials	$6,515	$4,647
Work in process	3,423	2,475
Finished goods	11,181	5,160
Inventories, gross	21,119	12,282
Valuation adjustments for excess and obsolete inventory	(562)	(534)
Inventories, net	$20,557	$11,748

The Company has increased its raw material inventory according to its production forecast and to ensure there is sufficient raw material supply to mitigate any supply chain issues, such as potential shipment delays related to port congestion, and/or supplier material and labor shortages. The Company has increased its finished goods inventory according to its shipment forecast as well as increasing inventory for future demand while maintaining reasonable minimums to be able react to certain market conditions.

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 12

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prepaid Expenses and Other Assets

	September 30, 2021	December 31, 2020
	(In thousands)
Contract assets	$—	$1,309
Cloud computing arrangement implementation costs	1,080	1,087
Supplier advances	2,110	996
Other prepaid expenses and other assets	2,351	1,558
Total prepaid expenses and other assets	$5,541	$4,950

Goodwill and Other Intangible Assets

	September 30, 2021	December 31, 2020
	(In thousands)
Goodwill	$12,790	$12,790
Other intangible assets, net	40	49
Total goodwill and other intangible assets	$12,830	$12,839
Goodwill is tested for impairment annually in the third quarter of the Company’s fiscal year or more frequently if indicators of potential impairment exist. The recoverability of goodwill is measured at the reporting unit level, which represents the operating segment.

On July 1, 2021, the Company estimated the fair value of its reporting units using both the discounted cash flow and market approaches. The forecast of future cash flows, which are based on the Company’s best estimate of future net sales and operating expenses, are based primarily on expected category expansion, pricing, market segment, and general economic conditions. The Company incorporates other significant inputs to its fair value calculations, including discount rate and market multiples, to reflect current market conditions. The analysis performed indicated that the fair value of each reporting unit that is allocated goodwill significantly exceeds its carrying value. As a result, no impairment charge was recorded during the three months ended September 30, 2021. The Company continues to actively monitor the industries in which it operates and its business performance for indicators of potential impairment.

Accrued Expenses and Other Liabilities

	September 30, 2021	December 31, 2020
	(In thousands)
Payroll, incentives and commissions payable	$6,719	$8,400
Warranty reserve	830	760
Other accrued expenses and other liabilities	2,033	2,656
Total accrued expenses and other liabilities	$9,582	$11,816

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 13

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Investments and Fair Value Measurements

Available-for-Sale Investments

The Company’s investments in investment-grade short-term and long-term high-quality marketable debt instruments, such as U.S. treasury securities, and corporate notes and bonds, are classified as available-for-sale. As of September 30, 2021 and December 31, 2020, available-for-sale investments were classified on the Condensed Consolidated Balance Sheets as either short-term and/or long-term investments.

The classification of available-for-sale investments on the Condensed Consolidated Balance Sheets and definition of each of these classifications are provided in Note 1, “Description of Business and Significant Accounting Policies - Significant Accounting Policies,” subsections “Cash and Cash Equivalents” and “Short-term and Long-term Investments,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” in the 2020 Annual Report.

Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. The Company generally holds available-for-sale investments until maturity; however, from time-to-time, the Company may elect to sell certain available-for-sale investments prior to contractual maturity.

Fair Value of Financial Instruments

All of the Company’s financial assets and liabilities are remeasured and reported at fair value at each reporting period, and are classified and disclosed in one of the following three pricing category levels:
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

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 14

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company’s financial assets measured on a recurring basis by contractual maturity, including pricing category, amortized cost, gross unrealized gains and losses, and fair value.

		September 30, 2021				December 31, 2020
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$41,841	$—	$—	$41,841	$59,132	$—	$—	$59,132
Total cash equivalents		41,841	—	—	41,841	59,132	—	—	59,132

Short-term investments
U.S. treasury securities	Level 2	10,000	—	—	10,000	1,614	7	—	1,621
Corporate notes and bonds	Level 2	31,910	4	(14)	31,900	18,708	117	—	18,825
Total short-term investments		41,910	4	(14)	41,900	20,322	124	—	20,446

Long-term investments
Corporate notes and bonds	Level 2	766	—	(1)	765	—	—	—	—
Total long-term investments		766	—	(1)	765	—	—	—	—
Total short and long-term investments		42,676	4	(15)	42,665	20,322	124	—	20,446
Total		$84,517	$4	$(15)	$84,506	$79,454	$124	$—	$79,578

As of September 30, 2021 and December 31, 2020, the Company had no financial liabilities and no Level 3 financial assets. During the nine months ended September 30, 2021, the Company had no transfers of financial assets between any levels.

    The following table presents a summary of the fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument. The available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	September 30, 2021		December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate notes and bonds	$25,873	$(15)	$—	$—

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 15

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sales of Available-for-Sale Investments

The following table presents the sales of available-for-sale investments. There were no sales of securities and realized gains on sales of securities during the three and nine months ended September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Corporate notes and bonds	$—	$806	$—	$10,573

Realized gains on sales of securities were immaterial during the three and nine months ended September 30, 2020.

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 16

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

The following table presents the outstanding SBLCs issued by the Company related to product warranty and performance guarantees to its customers.

	September 30, 2021	December 31, 2020
	(In thousands)
Outstanding stand-by letters of credit	$14,065	$13,266

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 17

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Commitments and Contingencies

Operating Lease Obligations

The following table presents a summary of operating lease, right of use assets and lease liabilities.

	September 30, 2021	December 31, 2020
	(In thousands)
Operating lease, right of use asset	$15,021	$16,090

Lease liabilities, current	$1,518	$1,243
Lease liabilities, non-current	15,284	16,443
Total lease liability	$16,802	$17,686

The Company leases office, warehouse and manufacturing facilities under operating leases that expire on various dates through fiscal year 2030.

The following table presents operating lease activities related to all leased properties.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease expense	$643	$669	$1,928	$1,940
Cash payments	647	655	1,783	1,763
Non-cash lease liabilities arising from obtaining right-of-use assets	—	—	—	6,384

The following table presents other information related to outstanding operating leases as of September 30, 2021.

Weighted average remaining lease term	7.7 years
Weighted average discount rate	7.0%

The following table presents the minimum lease payments by year under noncancelable operating leases, exclusive of executory costs.

September 30, 2021
(In thousands)
2021 (remaining three months)	$647
2022	2,650
2023	2,580
2024	2,812
2025	2,736
2026 and thereafter	10,462
Total future minimum lease payments	21,887
Less imputed lease interest	(5,085)
Total lease liabilities	$16,802

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 18

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Warranty

The following table presents the changes in the Company’s accrued product warranty reserve.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Warranty reserve balance, beginning of period	$809	$673	$760	$631
Warranty costs charged to cost of revenue	104	143	312	316
Utilization charges against reserve	(1)	(5)	(14)	(7)
Release of accrual related to expired warranties	(82)	(64)	(228)	(193)
Warranty reserve balance, end of period	$830	$747	$830	$747

Purchase Obligations

The Company has purchase order arrangements with its vendors for which the Company has not received the related goods or services as of September 30, 2021. These arrangements are subject to change based on the Company’s sales demand forecasts. The Company has the right to cancel the arrangements prior to the date of delivery. The purchase order arrangements are related to various raw materials and component parts, as well as capital equipment. As of September 30, 2021, the Company had approximately $8.7 million of such open cancellable purchase order arrangements.

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

The Company considers all claims on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of September 30, 2021, there were no material losses which were probable or reasonably possible.

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 19

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except percentages)
(Benefit from) provision for income taxes	$393	$796	$(990)	$5,297
Discrete items	9	28	2,364	(54)
Provision for income taxes, excluding discrete items	$402	$824	$1,374	$5,243
Effective tax rate	26.8%	12.9%	(12.4%)	18.8%
Effective tax rate, excluding discrete items	27.5%	13.4%	17.2%	18.6%

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

For the nine months ended September 30, 2021, the recognized income tax benefit included a benefit primarily related to the U.S. federal research and development (“R&D”) tax credit and a discrete tax benefit due primarily to stock-based compensation windfalls. For the nine months ended September 30, 2020, the recognized income tax charge included a discrete tax charge related to the termination of the VorTeq License Agreement, partially offset by a benefit primarily related to the U.S. federal R&D tax credit and a discrete tax benefit due primarily to stock-based compensation windfalls.

The decrease in the effective tax rate for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, is largely related to the discrete tax benefit from stock-based compensation windfall tax deductions. Excluding the discrete tax benefit in both nine month periods presented, the effective tax rate was comparable.

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 20

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 — Stockholders’ Equity

Share Repurchase Program

On March 9, 2021, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase, at the discretion of management, up to $50.0 million in aggregate cost of the Company’s outstanding common stock (the “March 2021 Authorization”). Under the March 2021 Authorization, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The March 2021 Authorization does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice. The Company accounts for stock repurchases using the cost method. The aggregate cost includes fees and expenses charged in connection with acquiring the shares.

The following table presents the share repurchase activities and remaining program balance under the March 2021 Authorization as of September 30, 2021.

	Number of Shares Purchased	Average Price Paid per Share(1)	Plan Activity
			(In thousands)
March 2021 Authorization			$50,000
Repurchases under March 2021 Authorization	952,666	$17.99	(17,156)
Remaining amount under March 2021 Authorization			$32,844

(1)    Excluding commissions

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 21

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 — Segment Reporting

The Company’s chief operating decision-maker (“CODM”) is its chief executive officer. The Company continues to monitor and review its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. As a result of the evolution of the Company’s products, operations and research and development efforts in new product development, and the way in which the CODM manages and assesses the performance of the business, starting in the first quarter of fiscal year 2021, the Company realigned its segment reporting and has recast the prior year amounts for comparability. In addition, to better align the activities of the segments, the Company has re-allocated certain corporate resources to the segments’ operations.

Income and type of expense activities that are included in the Water and Emerging Technologies segments and corporate operating expenses are as follows:

Water segment: The continued development, sales and support of the PX, hydraulic turbochargers and pumps used in seawater desalination and industrial wastewater activities.
Emerging Technologies segment: The continued development, sales and support of activities related to emerging technologies, such as the PX G1300 used in industrial and commercial refrigeration applications; the VorTeq used in the oil and gas markets; the ISOBoost used in natural gas processing; and certain other new products.
Corporate operating expenses: Corporate activities outside of the operating segments, such as audit and accounting expenses, general legal costs, board of director fees and expenses, and other separately managed general expenses not related to the identified segments.

Segment Financial Information

For each of the periods presented in the following tables, operating income (loss) for each segment excludes other income and expenses, and corporate operating expenses not included in how the CODM assesses the performance of the operating segments, such as income taxes and other separately managed expenses not attributed to the operating segments. Assets and liabilities are reviewed at the consolidated level by the CODM and are not attributed to the segments. The CODM allocates resources to, and assesses the performance of, each operating segment using information about its revenue and operating income.

The following tables present a summary of the Company’s financial information by segment and corporate operating expenses.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Product revenue	$20,767	$14	$20,781	$70,275	$53	$70,328
Product cost of revenue	6,089	—	6,089	22,251	—	22,251
Product gross profit	14,678	14	14,692	48,024	53	48,077

Operating expenses
General and administrative	1,435	1,373	2,808	4,768	3,854	8,622
Sales and marketing	2,250	327	2,577	6,535	735	7,270
Research and development	762	3,654	4,416	1,858	11,484	13,342
Amortization of intangible assets	2	—	2	9	—	9
Total operating expenses	4,449	5,354	9,803	13,170	16,073	29,243

Operating income (loss)	$10,229	$(5,340)	4,889	$34,854	$(16,020)	18,834

Less: Corporate operating expenses			3,462			10,976
Income from operations			1,427			7,858
Other income, net			37			158
Income before income taxes			$1,464			$8,016

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 22

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2020 (Recast)			Nine Months Ended September 30, 2020 (Recast)
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Product revenue	$27,408	$—	$27,408	$65,665	$—	$65,665
Product cost of revenue	7,816	—	7,816	20,049	—	20,049
Product gross profit	19,592	—	19,592	45,616	—	45,616

License and development revenue (1)	—	—	—	—	26,895	26,895

Operating expenses
General and administrative	2,371	1,359	3,730	6,417	4,001	10,418
Sales and marketing	1,507	327	1,834	4,307	901	5,208
Research and development	723	4,375	5,098	2,585	15,574	18,159
Amortization of intangible assets	4	—	4	12	—	12
Impairment of long-lived assets	—	—	—	—	2,332	2,332
Total operating expenses	4,605	6,061	10,666	13,321	22,808	36,129

Operating income (loss)	$14,987	$(6,061)	8,926	$32,295	$4,087	36,382

Less: Corporate operating expenses			2,848			8,901
Income from operations			6,078			27,481
Other income, net			105			750
Income before income taxes			$6,183			$28,231

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

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 23

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

		Three Months Ended September 30,		Nine Months Ended September 30,
	Segment	2021	2020	2021	2020
Customer A	Water	**	28%	**	24%
Customer B	Water	20%	30%	19%	27%
Customer C	Water	**	**	16%	12%
Customer D	Water	25%	**	12%	**

**    Zero or less than 10%.

License and Development Revenue

There was no Emerging Technologies segment customer license and development revenue for the three and nine months ended September 30, 2021. The Emerging Technologies segment had one international customer, Schlumberger, which accounted for 100% of the license and development revenue for the nine months ended September 30, 2020. See Note 2, “Revenue,” for further discussion related to the termination of the VorTeq License Agreement.

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 24

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

Our core technology is the pressure exchanger. Our pressure exchanger technology efficiently transfers energy between high-pressure and low-pressure liquid or gas through continuously rotating ducts. Our PX® Pressure Exchanger® (“PX”) can operate in both low-pressure and high-pressure environments between 1,000 pounds per square inch (“psi”), or 70 bar, and up to approximately 10,000 psi, or 700 bar. Our pressure exchanger technology can also handle a variety of relatively clean to dirty liquids, and we are actively developing capabilities to handle gases. When applied to industrial systems with pressure differentials, our pressure exchanger technology can provide certain benefits including our customers’ ability to reduce capital expenditures and energy use, which leads to lower carbon emissions, as well as lower operating costs.

Engineering and research and development (“R&D”) have been, and remain, an essential part of our history, culture and corporate strategy. Since our formation, we have developed leading technology and engineering expertise through the continual evolution of our pressure exchanger technology, which can improve productivity by reducing waste and energy consumption in high-pressure industrial fluid-flow systems. This versatile technology powers several of our products, including our flagship PX energy recovery device (“ERD”), which we believe is the industry standard for energy recovery in the seawater reverse osmosis desalination (“SWRO”) industry. Today, we continue to push the boundaries of our pressure exchanger technology to handle different operating environments and industrial applications. Leveraging our proven pressure exchanger technology platform, we are identifying new ways to solve and developing new solutions for solving challenges for critical industries, such as industrial wastewater treatment, commercial and industrial refrigeration, natural gas processing and hydraulic fracturing.

Quarterly Highlights

The decrease in product revenues during the quarter, as compared to the same period in 2020, was as expected due primarily to the project timeline of megaproject (“MPD”) channel shipments, which can fluctuate from quarter-to-quarter. Management anticipates continued growth based on existing backlog, as well as the increasing need to expand potential water production globally and the increased purchases of product for continued plant maintenance in advance of the anticipation of an economic recovery and greenfield projects in industries affected by the novel coronavirus (“COVID-19”) pandemic, such as travel and hospitality. The 2021 year-to-date total revenues, as compared to the 2020 year-to-date total revenues, was lower due primarily to the elimination of license and development revenue in 2021, of which none was recognized after the termination of the VorTeq License Agreement in the second quarter of 2020.

Our PX G1300™ has moved into the next phase of development, which will involve holding field trials at commercial refrigeration sites. During the quarter, we have had many fruitful conversations with U.S. and international grocery chains and manufacturers, and have recently entered into an agreement to deploy our PX G1300 energy recovery device to a grocery store in California. We expect increased sales and marketing (“S&M”) expenditures for the balance of 2021 and 2022 related to these endeavors.

The world has been experiencing significant inflationary and supply chain issues in recent months. To date, we have remained materially unaffected by these events. We cannot protect ourselves from all risks but have been proactively working to mitigate risks where possible. We are working with customers to ensure timely delivery of product, by adjusting shipping schedules, where necessary, to avoid disruptions to our end customers. In addition, in anticipation of such issues, we have increased our raw material inventory to alleviate or avoid any external shocks on our ability to manufacture and ship products to customers. These decisions have increased inventory levels above historic trends, nearly doubling inventory values. This has not only alleviated supply chain issues, but has also had the positive effect of delaying the impact of raw material inflation, and in some cases, reduce raw material costs due to higher volume purchases.

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 25

During the quarter, we released our second annual Environmental, Social and Governance (“ESG”) report, which details our efforts to accelerate the environmental sustainability of our customers’ operations and enhance management of ESG issues in our own operations. We understand the importance of being a responsible corporate citizen and believe our ESG program provides us with a strategic roadmap to become a more sustainable and resilient business. Our ESG report outlines our ESG commitments and aligns to leading sustainability frameworks and reporting standards, including the Sustainability Accounting Standards Board as well as select disclosures from the Global Reporting Initiative and the United Nations Sustainable Development Goals.

As part of our efforts to transparently communicate our ESG performance to our stakeholders, in September 2021, we hosted an ESG-focused webinar, “Charting Sustainable Growth with ESG Principles,” in which our Company leaders reviewed highlights of our ESG program and how ESG is linked to driving long-term, sustainable growth for us and our stakeholders.

Our complete 2020 ESG report can be found on our website at: https://energyrecovery.com/about-us/environmental-social-governance/.

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

Water

Our Water segment includes the continued development, sales and support of the PX, hydraulic turbochargers and pumps used in seawater desalination and industrial wastewater activities. Our Water segment revenue is principally derived from the sale of ERDs and high-pressure and circulation pumps to the MPD, original equipment manufacturer (“OEM”) and aftermarket (“AM”) channels. MPD sales are typically made to global engineering, procurement and construction (“EPC”) firms to build very large desalination plants worldwide. Our typical MPD sale primarily consists of our PX ERD. Each MPD sale represents revenue opportunities generally ranging from $1 million to $18 million. Our packaged solutions to OEMs include our PX, hydraulic turbochargers, high-pressure pumps and circulation booster pumps for integration and use in small to medium-sized desalination plants. OEM projects typically represent revenue opportunities of up to $1 million. Our existing and expanding installed base of ERD and pump products in water plants has created a growing customer base comprised of plant operators and service providers who purchase spare parts, replacement parts and service contracts through the AM channel.

During the quarter, we announced:
•Contract awards totaling over $6.0 million for our PX ERDs and related equipment and services to multiple SWRO desalination facilities in Asia. Asia’s need for clean water is intensifying, driven by population growth, industrialization, rapid urbanization, and climate change.
•New awards to support the industrial wastewater treatment operations of lithium-ion battery manufacturing, chemical manufacturing and landfill leachate facilities in China. All three industrial wastewater treatment facilities will purchase our Ultra PX™ ERD, while the lithium-ion battery facility will also purchase our PX ERDs. In countries that are adopting stringent liquid discharge limits, such as China, the Ultra PX enables customers to optimize their wastewater treatment process for Minimal Liquid Discharge and Zero Liquid Discharge.

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 26

Emerging Technologies

Our Emerging Technologies segment includes the continued development, sales and support of activities related to emerging technologies, such as the PX G1300 used in industrial and commercial refrigeration applications; the VorTeq used in the oil and gas markets; the ISOBoost used in natural gas processing; and certain other new products.

Commercial and Industrial Refrigeration. The global refrigeration industry is a leading user and emitter of hydrofluorocarbons (“HFCs”), which are a group of powerful man-made greenhouse gases that can impact global warming thousands of times more than carbon dioxide (“CO2”). More than 120 countries have signed on to the Kigali Amendment, an amendment to the Montreal Protocol, which states the goal of reducing the production and consumption of HFCs. In 2021, the United States of America (the “U.S.”) and China have publicly committed to signing the Kigali Amendment. In addition, the U.S. Environmental Protection Agency announced on May 3, 2021 its intention to reduce the production and consumption of HFCs within the timeline indicated in the Montreal Protocol for developed nations. For the refrigeration industry, phasing out HFCs means moving to natural refrigerants such as ammonia or CO2. CO2 is stable and more benign, and therefore the safer choice; however CO2 works at much higher pressures and requires more energy than HFCs, thereby increasing the operating cost of a CO2 refrigeration system. The challenge today is to make the CO2 refrigeration systems less costly and more efficient in order to compete economically with incumbent refrigerants.

We believe our pressure exchanger technology can significantly help reduce the operating costs of CO2 refrigeration systems by recycling the pressure energy of CO2 gas, much as we do with seawater in SWRO, thereby significantly reducing the energy needed to operate these systems. Based upon results from our testing, we believe that we will be able to achieve efficiencies across a wider range of temperatures that exceed incumbent CO2 refrigeration technologies, thereby easing this transition to CO2 in the coming years. We will continue development of this technology throughout 2021 with the goal of placing our product in a commercial setting as soon as R&D and testing is completed.

In September 2021, we joined the North American Sustainable Refrigeration Council (the “NASRC”). The NASRC is an action-oriented non-profit charity, as defined under the U.S. Internal Revenue Code 501(c)(3), working in partnership with the supermarket industry to create a climate-friendly future for refrigeration by eliminating the barriers to natural refrigerant adoption in supermarkets. Natural refrigerants, such as ammonia, hydrocarbons, and CO2, have near-zero Global Warming Potential (“GWP”), making it the safest climate-friendly alternative to HFCs, which have a GWP into the thousands.

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 27

Results of Operations

A discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, is presented below.

Total Revenue

	Three Months Ended September 30,
	2021		2020
	$	% of Total Revenue	$	% of Total Revenue	Change
	(In thousands, except percentages)
Product revenue	$20,781	100%	$27,408	100%	$(6,627)	(24%)

	Nine Months Ended September 30,
	2021		2020
	$	% of Total Revenue	$	% of Total Revenue	Change
	(In thousands, except percentages)
Product revenue	$70,328	100%	$65,665	71%	$4,663	7%
License and development revenue	—	—%	26,895	29%	(26,895)	(100%)
Total revenue	$70,328	100%	$92,560	100%	$(22,232)	(24%)

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 28

Product Revenue

Variability in product revenue from quarter to quarter is typical, therefore year-on-year quarterly and year-to-date comparisons are not necessarily indicative of the trend for the full year due to these variations. Product revenues by channel customers are presented in the following tables.

	Three Months Ended September 30,
	2021		2020
	$	% of Product Revenue	$	% of Product Revenue	Change
	(In thousands, except percentages)
Megaproject	$13,275	64%	$20,725	76%	$(7,450)	(36%)
Original equipment manufacturer	4,844	23%	4,081	15%	763	19%
Aftermarket	2,662	13%	2,602	9%	60	2%
Total product revenue	$20,781	100%	$27,408	100%	$(6,627)	(24%)

	Nine Months Ended September 30,
	2021		2020
	$	% of Product Revenue	$	% of Product Revenue	Change
	(In thousands, except percentages)
Megaproject	$50,307	72%	$47,147	72%	$3,160	7%
Original equipment manufacturer	11,909	17%	11,687	18%	222	2%
Aftermarket	8,112	12%	6,831	10%	1,281	19%
Total product revenue	$70,328	100%	$65,665	100%	$4,663	7%

The MPD channel continues to be the main driver of our long-term growth as revenue from this channel benefits from the higher quantity of larger projects as well as long project cycles. Comparative differences over the prior year’s revenue are subject to timing of delivery of PXs, which is dependent on the MPD project shipment cycle.

The OEM channel, where we sell into a number of industries, including tourism and hospitality, and which contains projects of shorter duration, saw a continued increase since the onset of the COVID-19 pandemic. The increases in OEM channel revenues over the prior year were due primarily to certain new large greenfield plant installations and brownfield retrofits, which include upgrades to existing operations leveraging our pressure exchanger technology and ancillary equipment. In addition, we are starting to recognize revenues from industrial wastewater, albeit minimal in this early stage. In fiscal year 2020, OEM channel revenues were negatively affected by delayed new plant construction related to the COVID-19 pandemic.

The AM channel revenues fluctuate from quarter-to-quarter depending on support and services rendered to our customers; however, on a year-to-date basis, revenue from this channel has been steady due to our large installation base. During the first three quarters of the year, we experienced a marked increase in AM activity, which we believe is a result of our customers consuming their existing spare parts inventory and strategically increasing their stock of critical components in advance of greater expected water needs in the second half of 2021 and early 2022. In fiscal year 2020, AM channel revenues were affected by the COVID-19 pandemic as budgets tightened and companies braced for the unknown.

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

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 29

Product Gross Profit and Gross Margin

Product gross profit represents our product revenue less our product cost of revenue. Our product cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense and manufactured components.

	Three Months Ended September 30,
	2021		2020
	$	Gross Margin	$	Gross Margin	Change in Product Gross Profit
	(In thousands, except percentages)
Product gross profit and gross margin	$14,692	70.6%	$19,592	71.5%	$(4,900)	(25.0%)

	Nine Months Ended September 30,
	2021		2020
	$	Gross Margin	$	Gross Margin	Change in Product Gross Profit
	(In thousands, except percentages)
Product gross profit and gross margin	$48,077	68.4%	$45,616	69.5%	$2,461	5.4%

The decrease in product gross profit during the three months ended September 30, 2021, as compared to the same period in the prior year, was due primarily to lower sales to MPD customers, lower revenues partially related to the mix in products shipped, and a decrease in product gross margin. The increase in product gross profit during the nine months ended September 30, 2021, as compared to the same period in the prior year, was due primarily to higher revenues related to increased units of PXs, pumps and turbochargers sold, partially offset by a decrease in product gross margin. The gross margin gains from the lower COVID-19 pandemic costs and the operational efficiencies we implemented in 2021 were more than offset by rising labor and overhead costs, and product mix.

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 30

Operating Expenses

Total Operating Expenses

Operating expenses as a percentage of total revenue was higher in the three and nine months ended September 30, 2021, as compared to the same periods in the prior year, due primarily to the acceleration of license and development revenue related to the termination of the VorTeq License Agreement in the second quarter of fiscal year 2020.

	Three Months Ended September 30,
	2021		2020
	$	% of Total Revenue	$	% of Total Revenue	Change
	(In thousands, except percentages)
General and administrative	$5,851	28%	$6,271	23%	$(420)	(7%)
Sales and marketing	2,996	14%	2,141	8%	855	40%
Research and development	4,416	21%	5,098	19%	(682)	(13%)
Amortization of intangible assets	2	—%	4	—%	(2)	(50%)
Total operating expenses	$13,265	64%	$13,514	49%	$(249)	(2%)

General and Administrative Expenses. The decrease in general and administrative (“G&A”) expenses was due primarily to lower employee incentive compensation expense and consultant costs.
Sales and Marketing Expenses. The increase in S&M expenses was due primarily to higher employee-related expenses, marketing and other costs. The higher employee-related costs were due to an increase in employee compensation cost, share-based compensation expense and other employee-related expenses, partially offset by a decrease in sales commissions.

Research and Development Expenses. The decrease in R&D expenses was due primarily to lower testing supplies expenditures of $0.5 million as we decreased testing activities on VorTeq, partially offset by testing activities related to refrigeration and other new initiatives, and lower employee compensation and incentive expenses.

Amortization of Intangible Assets. Amortization of intangible assets was comparable to the prior year.

	Nine Months Ended September 30,
	2021		2020
	$	% of Total Revenue	$	% of Total Revenue	Change
	(In thousands, except percentages)
General and administrative	$18,632	27%	$18,751	20%	$(119)	(1%)
Sales and marketing	8,236	12%	5,776	6%	2,460	43%
Research and development	13,342	19%	18,159	20%	(4,817)	(27%)
Amortization of intangible assets	9	—%	12	—%	(3)	(25%)
Impairment of long-lived assets	—	—%	2,332	3%	(2,332)	(100%)
Total operating expenses	$40,219	57%	$45,030	49%	$(4,811)	(11%)

General and Administrative Expenses. The decrease in G&A expenses was due primarily to lower employee-related costs and professional service costs, partially offset by higher legal fees and other costs.

Sales and Marketing Expenses. The increase in S&M expenses was due primarily to higher employee-related costs of $1.5 million and higher marketing costs, including trade shows and marketing materials, and an increase in other costs. The higher employee-related costs were due primarily to higher employee compensation costs, share-based compensation expense, incentive compensation expenses, and other employee-related expenses.

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 31

Research and Development Expenses. The decrease in R&D expenses was due primarily to lower testing supplies expenditures of $4.0 million related to the reduced development of the VorTeq technology, which had been reduced since the second half of 2020. The lower VorTeq-related expenditures in 2021 were partially offset by increased costs to support our incubation initiatives. In addition, R&D expenses in the current year, as compared to the prior year, included a decrease in employee compensation costs, and lower depreciation expenses primarily related to the impairment of certain VorTeq-related assets in 2020.

Amortization of Intangible Assets. Amortization of intangible assets was comparable to the prior year.

Impairment of Long-lived Assets. During the three months ended June 30, 2020, we conducted an analysis on certain VorTeq long-lived assets that were directly related to obligations under the VorTeq License Agreement and determined that certain of those assets were impaired. The net carrying value of the impaired VorTeq-related machinery and equipment of $2.3 million was recognized in the nine months ended September 30, 2020.

Segment and Corporate Operating Expenses

Expense activities that are included in our Water and Emerging Technologies segments and corporate operating expenses for the three and nine months ended September 30, 2021 are presented below. See Note 10, “Segment Reporting,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q (the “Notes”) for further discussion regarding our segments.

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020 (Recast)
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$1,435	$1,373	$3,043	$5,851	$2,371	$1,359	$2,541	$6,271
Sales and marketing	2,250	327	419	2,996	1,507	327	307	2,141
Research and development	762	3,654	—	4,416	723	4,375	—	5,098
Amortization of intangible assets	2	—	—	2	4	—	—	4
Total operating expenses	$4,449	$5,354	$3,462	$13,265	$4,605	$6,061	$2,848	$13,514

Water Segment. The decrease in the Water segment operating expenses was due primarily to lower G&A expenses, partially offset by an increase in S&M expenses, related to lower employee-related costs.

Emerging Technologies Segment. The decrease in the Emerging Technologies segment operating expenses was due primarily to lower R&D expenses, specifically lower VorTeq-related expenditures of $1.4 million, which was partially offset by higher expenditures for development of industrial and commercial refrigeration of $0.7 million.

Corporate Operating Expenses. The increase of corporate operating expenses was due primarily to higher share-based compensation expense, and legal, consulting and other costs.

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 32

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020 (Recast)
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$4,768	$3,854	$10,010	$18,632	$6,417	$4,001	$8,333	$18,751
Sales and marketing	6,535	735	966	8,236	4,307	901	568	5,776
Research and development	1,858	11,484	—	13,342	2,585	15,574	—	18,159
Amortization of intangible assets	9	—	—	9	12	—	—	12
Impairment of long-lived assets	—	—	—	—	—	2,332	—	2,332
Total operating expenses	$13,170	$16,073	$10,976	$40,219	$13,321	$22,808	$8,901	$45,030

Water Segment. The decrease in the Water segment operating expenses was due primarily to lower overall G&A and R&D costs, driven by a decrease in employee-related costs and share-based compensation. These costs were partially offset by higher overall S&M costs, driven primarily by higher employee compensation and employee benefits costs, and share-based compensation and incentive compensation expense.

Emerging Technologies Segment. The decrease of Emerging Technologies segment operating expenses was due primarily to reduced VorTeq-related expense of $6.8 million, which was partially offset by an increase of expenditures for development of industrial and commercial refrigeration of $2.4 million. Total VorTeq-related expense was $9.4 million during 2021, including R&D expenditures of $7.2 million.

Corporate Operating Expenses. The increase of corporate operating expenses was due primarily to higher share-based compensation expense, employee compensation costs, incentive compensation expense, legal costs, and other costs, partially offset by lower recruiting costs related to our chief executive officer search in fiscal year 2020.

Other Income, Net

	Three Months Ended June 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Interest income	$36	$134	$179	$809
Other non-operating expense, net	1	(29)	(21)	(59)
Total other income, net	$37	$105	$158	$750

Total other income, net decreased in the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, due primarily to lower interest income. Our investment strategy, starting in the first quarter of fiscal year 2020 through the second quarter of 2021, shifted from debt investments to investments in money market funds due primarily to the uncertainty caused by the COVID-19 pandemic. Starting in the third quarter of 2021, we shifted our investments in money market funds back to debt investments due to the strengthening of the economic environment.

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 33

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except percentages)
(Benefit from) provision for income taxes	$393	$796	$(990)	$5,297
Discrete items	9	28	2,364	(54)
Provision for income taxes, excluding discrete items	$402	$824	$1,374	$5,243
Effective tax rate	26.8%	12.9%	(12.4%)	18.8%
Effective tax rate, excluding discrete items	27.5%	13.4%	17.2%	18.6%

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

For the nine months ended September 30, 2021, the recognized income tax benefit included a benefit primarily related to the U.S. federal R&D tax credit and a discrete tax benefit due primarily to stock-based compensation windfalls. For the nine months ended September 30, 2020, the recognized income tax charge included a discrete tax charge related to the termination of the VorTeq License Agreement, partially offset by a benefit primarily related to the U.S. federal R&D tax credit and a discrete tax benefit due primarily to stock-based compensation windfalls.

The decrease in the effective tax rate for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, is largely related to the discrete tax benefit from stock-based compensation windfall tax deductions. Excluding the discrete tax benefit in both nine month periods presented, the effective tax rate was comparable.

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 34

Liquidity and Capital Resources

Overview

From time to time, management and our Board of Directors reviews our liquidity and future cash needs and may make a decision on (1) the return of capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing. As of September 30, 2021, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $65.7 million; (ii) investment-grade short-term and long-term high-quality marketable debt instruments of $42.7 million that are primarily invested in U.S. treasury securities, and corporate notes and bonds; and (iii) accounts receivable, net of allowances, of $13.1 million. As of September 30, 2021, there were unrestricted cash and cash equivalents of $0.9 million held outside the U.S. We invest cash not needed for current operations predominantly in high-quality, investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed. Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future. The risk of this portfolio to us is in the ability of the underlying companies to cover their obligations at maturity, not in our ability to trade these securities at a profit. Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.

Stand-by Letters of Credit

From time-to-time, we enter into stand-by letters of credit (“SBLCs”) related to our product warranty and performance guarantees. As of September 30, 2021, outstanding SBLCs totaled $14.1 million. See Note 6, “Lines of Credit – Stand-by Letters of Credit,” of the Notes for further discussion on outstanding SBLCs.

Share Repurchase Program

On March 9, 2021, our Board of Directors authorized a share repurchase program (the “March 2021 Authorization”) which we may repurchase, under management’s discretion, up to $50.0 million in aggregate cost of our outstanding common stock. As of September 30, 2021, under the March 2021 Authorization, we may repurchase additional shares of our outstanding common stock at an aggregate cost of approximately $32.8 million. During the quarter ended September 30, 2021, we repurchased 295,728 shares at an aggregate cost of approximately $5.6 million. See Note 9, “Stockholders’ Equity – Share Repurchase Program,” of the Notes for further discussion regarding the March 2021 Authorization.

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 35

Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$7,294	$10,350
Net cash (used in) provided by investing activities	(27,547)	42,166
Net cash (used in) provided by financing activities	(8,217)	1,237
Effect of exchange rate differences on cash and cash equivalents	(40)	11
Net change in cash, cash equivalents and restricted cash	$(28,510)	$53,764

Cash Flows from Operating Activities

Net cash provided by operating activities is subject to the project driven, non-cyclical nature of our business. Operating cash flow can fluctuate significantly from year to year, due to the timing of receipts of large project orders. Operating cash flow may be negative in one year and significantly positive in the next, consequently individual quarterly results and comparisons may not necessarily indicate a significant trend, either positive or negative.

Net cash provided by operating activities for the nine months ended September 30, 2021, compared to net cash provided by operating activities for the nine months ended September 30, 2020, was lower due primarily to lower net income, increased planned inventory purchases and finished goods production, and timing of cash collected on accounts receivables, partially offset by timing of cash paid on accounts payable.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities primarily relates to maturities, sales and purchases of marketable securities, and capital expenditures supporting our growth. Our investments in marketable securities are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. The cash used in investing activities for the nine months ended September 30, 2021, as compared to cash provided by investing activities in the nine months ended September 30, 2020, was due primarily to the purchases of debt securities, partially offset by lower capital expenditures. In fiscal 2020, we shifted our investment strategy from investment in debt securities to investment in money market funds due to the COVID-19 pandemic.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities primarily relates to the issuance of equity from our employee equity incentive plans and offset by share repurchases under our board authorized share repurchase program. Net cash used in financing activities for the nine months ended September 30, 2021, was $9.5 million lower than the net cash provided by financing activities for the nine months ended September 30, 2020, due primarily to share repurchases of $17.2 million under the March 2021 Authorization, partially offset by higher issuance of equity of $7.7 million related to our employee equity incentive plans.

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 36

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

Contractual Obligations

Facility and Equipment Leases. We lease facilities and equipment under fixed noncancelable operating leases that expire on various dates through fiscal year 2030.

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

See Note 7, “Commitments and Contingencies,” of the Notes for additional information related to our fixed noncancelable operating leases and our purchase order arrangements.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

Refer to Note 1, “Description of Business and Significant Accounting Policies – Significant Accounting Policies,” of the Notes.

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 37

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

Interest Rate and Credit Risks

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in investment-grade short-term and long-term high-quality marketable debt instruments that are subject to counter-party credit risk. To minimize this risk, we invest pursuant to an investment policy approved by our board of directors. The policy mandates high credit rating requirements and restricts our exposure to any single corporate issuer by imposing concentration limits.

As of September 30, 2021, our investment portfolio of $42.7 million, in investment-grade short-term and long-term high-quality marketable debt instruments, such as U.S. treasury securities, and corporate notes and bonds, are classified as either short-term and/or long-term investments on our Condensed Consolidated Balance Sheets. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of less than six months. As of September 30, 2021, a hypothetical 1% increase in interest rates would have resulted in approximately $0.2 million decrease in the fair value of our fixed-income debt securities.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 38

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

Item 1A — Risk Factors

Except for the risk factors disclosed below and in Part II, Item 1A, “Risk Factors,” in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 filed with the U.S. Securities and Exchange Commission on May 7, 2021, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in the 2020 Annual Report.

We depend on third party suppliers to deliver raw materials and components in accordance with our production schedule, and a shortage or disruption to our supply chain due to the impact of COVID-19 can disrupt our production of products.

The global spread of the COVID-19 pandemic has created uncertainty and economic disruption, including restrictions and delays in logistics, as well as labor shortages and inflation. Our products contain raw materials and components that we source globally from suppliers who, in turn, may source components from their suppliers. We and our suppliers may experience supply chain disruptions, our suppliers may experience an inability to manufacture or deliver products, or we and our suppliers may experience higher product costs, including inflation related increases. If there is a shortage or transportation delay of any materials or components in our supply chain, particularly from near sole source suppliers, and the raw materials and/or components cannot be readily sourced from a different supplier or at a cost we expect, the shortage or delay may disrupt the production of our products, and/or increase our costs, which could have a material adverse effect on our financial condition or results of operations. In addition, continued disruptions or delays in shipments whether due to port congestion, logistics carrier disruption, other shipping capacity constraints or other factors, may result in significantly increased inbound freight costs. Any significant increase in costs of these materials, components and inbound freight, could affect our operating results if we are unable to pass such increases to our customers. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 9, 2021, our Board of Directors authorized a share repurchase program (the “March 2021 Authorization”). The following table summarizes the stock repurchase activity under the March 2021 Authorization during the three months ended September 30, 2021. See Note 9, “Stockholders’ Equity,” of the Notes for further discussion on the March 2021 Authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publically Announced Program	Maximum Number of Shares or Approximate Dollar Value (2) That May Yet to be Purchased Under the Program
				(In thousands)
July 1 – July 31, 2021	2,120	$19.76	659,058	$38,404
August 1 – August 31, 2021	280,172	18.90	939,230	33,105
September 1 – September 30, 2021	13,436	19.33	952,666	32,844

(1)    Excluding commissions
(2)    Including commissions

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 39

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

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	November 5, 2021	By:	/s/ ROBERT YU LANG MAO
Robert Yu Lang Mao
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2021	By:	/s/ JOSHUA BALLARD
Joshua Ballard
Chief Financial Officer
(Principal Financial and Accounting Officer)

Energy Recovery, Inc. | Q3'2021 Form 10-Q | 41