Form 10-Q
period 2022-03-31
Energy Recovery, Inc.
filed 2022-05-04
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
OR
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
Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of April 27, 2022, there were 56,562,811 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

Energy Recovery, Inc. | Q1'2022 Form 10-Q

Forward-Looking Information

This Quarterly Report on Form 10-Q for the three months ended March 31, 2022, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and certain information incorporated by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

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

Energy Recovery, Inc. | Q1'2022 Form 10-Q | FLS 1

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

You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part II, Item 1A, “Risk Factors,” and are based on information available to us as of May 4, 2022. We assume no obligation to update any such forward-looking statements, certain risks and uncertainties which could cause actual results to differ materially from those projected in the forward-looking statements, as disclosed from time to time in our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with or furnished to the Securities and Exchange Commission (the “SEC”), as well as in Part II, Item 1A, “Risk Factors,” within this Quarterly Report on Form 10-Q. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading Item 1A, “Risk Factors,” in our Quarterly Reports on Form 10-Q, and in our Annual Reports on Form 10-K, and from time-to-time, in our results disclosed on our Current Reports on Form 8-K. In addition, when preparing the MD&A below, we presume the readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

Energy Recovery, Inc. | Q1'2022 Form 10-Q | FLS 2

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

Energy Recovery, Inc. | Q1'2022 Form 10-Q | FLS 3

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$44,520	$74,358
Short-term investments	37,702	31,332
Accounts receivable, net	26,674	20,615
Inventories, net	23,482	20,383
Prepaid expenses and other assets	6,594	5,075
Total current assets	138,972	151,763
Long-term investments	14,334	2,298
Deferred tax assets, net	11,070	11,421
Property and equipment, net	19,932	20,361
Operating lease, right of use asset	14,279	14,653
Goodwill and other intangible assets	12,824	12,827
Other assets, non-current	365	367
Total assets	$211,776	$213,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,360	$909
Accrued expenses and other liabilities	8,093	13,994
Lease liabilities	1,459	1,564
Contract liabilities	2,057	3,318
Total current liabilities	15,969	19,785
Lease liabilities, non-current	14,615	14,879
Other liabilities, non-current	226	247
Total liabilities	30,810	34,911
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	64	64
Additional paid-in capital	198,211	195,593
Accumulated other comprehensive loss	(418)	(149)
Treasury stock	(61,888)	(53,832)
Retained earnings	44,997	37,103
Total stockholders’ equity	180,966	178,779
Total liabilities and stockholders’ equity	$211,776	$213,690

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 1

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Revenue	$32,546	$28,940
Cost of revenue	9,498	8,981
Gross profit	23,048	19,959

Operating expenses:
General and administrative	6,551	6,610
Sales and marketing	3,364	2,703
Research and development	4,911	4,502
Total operating expenses	14,826	13,815
Income from operations	8,222	6,144

Other income (expense):
Interest income	61	92
Other non-operating income (expense), net	56	(10)
Total other income, net	117	82
Income before income taxes	8,339	6,226
Provision for (benefit from) income taxes	445	(640)
Net income	$7,894	$6,866

Net income per share:
Basic	$0.14	$0.12
Diluted	$0.14	$0.12

Number of shares used in per share calculations:
Basic	56,783	56,877
Diluted	58,181	58,597

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 2

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net income	$7,894	$6,866
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(11)	(25)
Unrealized loss on investments	(258)	(48)
Total other comprehensive loss, net of tax	(269)	(73)
Comprehensive income	$7,625	$6,793

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 3

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2022	2021
	(In thousands, except shares)
Common stock
Beginning balance	$64	$62
Issuance of common stock, net	—	1
Ending balance	64	63

Additional paid-in capital
Beginning balance	195,593	179,161
Issuance of common stock, net	763	6,058
Stock-based compensation	1,855	1,864
Ending balance	198,211	187,083

Accumulated other comprehensive loss
Beginning balance	(149)	53
Other comprehensive loss
Foreign currency translation adjustments	(11)	(25)
Unrealized loss on investments	(258)	(48)
Total other comprehensive loss, net	(269)	(73)
Ending balance	(418)	(20)

Treasury stock
Beginning balance	(53,832)	(30,486)
Common stock repurchased	(8,056)	—
Ending balance	(61,888)	(30,486)

Retained earnings
Beginning balance	37,103	22,834
Net income	7,894	6,866
Ending balance	44,997	29,700

Total stockholders’ equity	$180,966	$186,340

Common stock issued (shares)
Beginning balance	63,544,419	61,798,004
Issuance of common stock, net	294,148	1,079,563
Ending balance	63,838,567	62,877,567

Treasury stock (shares)
Beginning balance	6,721,153	5,455,935
Common stock repurchased	415,441	—
Ending balance	7,136,594	5,455,935

Total common stock outstanding (shares)	56,701,973	57,421,632

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 4

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$7,894	$6,866
Adjustments to reconcile net income to cash (used in) provided by operating activities
Stock-based compensation	1,880	1,913
Depreciation and amortization	1,388	1,347
Amortization of premiums and discounts on investments	288	71
Deferred income taxes	351	(669)
Other non-cash adjustments	57	(12)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,042)	(4,605)
Contract assets	(299)	(183)
Inventories, net	(3,123)	(186)
Prepaid and other assets	(721)	281
Accounts payable	4,618	821
Accrued expenses and other liabilities	(6,611)	(5,182)
Contract liabilities	(1,282)	(408)
Net cash (used in) provided by operating activities	(1,602)	54
Cash flows from investing activities:
Maturities of marketable securities	10,421	5,710
Purchases of marketable securities	(29,377)	—
Capital expenditures	(1,976)	(622)
Net cash (used in) provided by investing activities	(20,932)	5,088
Cash flows from financing activities:
Net proceeds from issuance of common stock	763	6,059
Repurchase of common stock	(8,056)	—
Net cash (used in) provided by financing activities	(7,293)	6,059
Effect of exchange rate differences on cash, cash equivalents and restricted cash	(11)	(25)
Net change in cash, cash equivalents and restricted cash	(29,838)	11,176
Cash, cash equivalents and restricted cash, beginning of year	74,461	94,358
Cash, cash equivalents and restricted cash, end of period	$44,623	$105,534

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 5

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Description of Business and Significant Accounting Policies

Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company” or “Energy Recovery”) designs and manufactures solutions that make industrial processes more efficient and sustainable. Leveraging the Company’s pressure exchanger technology, which generates little to no emissions when operating, the Company’s solutions lower costs, save energy, reduce waste and minimize emissions for companies across a variety of industrial processes. As the world coalesces around the urgent need to address climate change and its impacts, the Company is helping companies reduce their energy consumption in their industrial processes, which in turn, reduces their carbon footprint. The Company believes that its customers do not have to sacrifice quality and cost savings for sustainability and is committed to developing solutions that drive long-term value – both financial and environmental. The Company’s solutions are marketed, sold in, or developed for, the fluid-flow and gas markets, such as seawater and industrial wastewater desalination, natural gas, chemical processing and refrigeration, under the trademarks ERI®, Ultra PX™, PX®, Pressure Exchanger®, PX Pressure Exchanger® (“PX”), PX PowerTrain™, VorTeq™, IsoBoost®, AT™, and AquaBold™. The Company owns, manufactures and/or develops its solutions, in whole or in part, in the United States of America (the “U.S.”).

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2021 Condensed Consolidated Balance Sheet was derived from audited financial statements and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading.

The March 31, 2022 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022 (the “2021 Annual Report”).

All adjustments consisting of normal recurring adjustments that are necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Reclassifications

Certain prior period amounts have been reclassified in the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and certain notes to the Condensed Consolidated Financial Statements to conform to the current period presentation.

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

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 6

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Due to the novel coronavirus (“COVID-19”) pandemic and the Ukraine-Russia conflict, and the impact of these events and circumstances on the Company’s customers, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 4, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. The Company undertakes no obligation to update publicly these estimates for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies in Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” in the 2021 Annual Report.

Recently Issued Accounting Pronouncement Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provided optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The FASB later issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848 (“ASU 2021-01”). Entities may apply the provisions of the new standards as of the beginning of the reporting period when the election is made (i.e., as early as the first quarter of 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have been completed. An entity may elect to apply amendments prospectively through December 31, 2022. The optional expedients were available to be used upon issuance of this guidance but the Company has not yet applied the guidance because the Company has not yet modified its existing contract for reference rate reform. The Company does not expect the provisions of ASU 2020-04 or ASU 2021-01 to have a material impact on its financial condition, results of operations, and cash flows.

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 7

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — Revenue

Disaggregation of Revenue

The following table presents the disaggregated revenues by segment, and within each segment, by product type, by primary geographical market based on the customer “shipped to” address, and by channel customers.

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

Sales and usage-based taxes are excluded from revenues. See Note 9, “Segment Reporting,” for further discussion related to the Company’s segments.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Product type
PXs, pumps and turbo devices, and other	$32,516	$30	$32,546	$28,940	$—	$28,940

Primary geographical market
Middle East and Africa	$22,128	$—	$22,128	$20,960	$—	$20,960
Asia	6,746	—	6,746	7,178	—	7,178
Americas	2,301	30	2,331	423	—	423
Europe	1,341	—	1,341	379	—	379
Total revenue	$32,516	$30	$32,546	$28,940	$—	$28,940

Channel
Megaproject	$23,840	$—	$23,840	$23,757	$—	$23,757
Original equipment manufacturer	4,671	—	4,671	2,791	—	2,791
Aftermarket	4,005	30	4,035	2,392	—	2,392
Total revenue	$32,516	$30	$32,546	$28,940	$—	$28,940

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 8

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract Balances

The following table presents contract balances by category.

	March 31, 2022	December 31, 2021
	(In thousands)
Accounts receivable, net	$26,674	$20,615
Contract assets, current (included in prepaid expenses and other assets)	792	493

Contract liabilities:
Contract liabilities, current	$2,057	$3,318
Contract liabilities, non-current (included in other liabilities, non-current)	67	88
Total contract liabilities	$2,124	$3,406

Contract Liabilities
The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance. The following table presents significant changes in contract liabilities during the period.

	March 31, 2022	December 31, 2021
	(In thousands)
Contract liabilities, beginning of year	$3,406	$1,640
Revenue recognized	(2,510)	(1,415)
Cash received, excluding amounts recognized as revenue during the period	1,228	3,181
Contract liabilities, end of period	$2,124	$3,406

Future Performance Obligations

As of March 31, 2022, the following table presents the future estimated revenue by year expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied.

Year Recognized	Future Performance Obligations
(In thousands)
2022 (remaining nine months)	$9,282
2023	12,860
2024	1,472
Total	$23,614

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 9

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Net Income Per Share

Net income for the reported period is divided by the weighted average number of common shares outstanding during the reported period to calculate basic net income per common share.

•Basic net income per common share excludes any dilutive effect of stock options and restricted stock units ("RSU").
•Diluted net income per common share reflects the potential dilution that would occur if outstanding stock options to purchase common stock were exercised for shares of common stock, using the treasury stock method, and if the shares of common stock underlying each unvested RSU were issued.

Outstanding stock options to purchase common stock and unvested RSUs are collectively referred to as “stock awards.”

The following table presents the computation of basic and diluted net income per common share.

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share amounts)
Numerator
Net income	$7,894	$6,866

Denominator (weighted average shares)
Basic common shares outstanding	56,783	56,877
Dilutive stock awards	1,398	1,720
Diluted common shares outstanding	58,181	58,597

Net income per share
Basic	$0.14	$0.12
Diluted	$0.14	$0.12

Certain shares of common stock issuable under stock awards have been omitted from the diluted net income per common share calculations because their inclusion is considered anti-dilutive. The following table presents the weighted potential common shares issuable under stock awards that were excluded from the computation of diluted net income per common share.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Anti-dilutive stock award shares	298	447

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 10

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

	March 31, 2022	December 31, 2021	March 31, 2021
	(In thousands)
Cash and cash equivalents	$44,520	$74,358	$105,431
Restricted cash, non-current (included in other assets, non-current)	103	103	103
Total cash, cash equivalents and restricted cash	$44,623	$74,461	$105,534

(1)    The Company pledged and deposited cash amounts into restricted cash accounts in connection with the Company’s credit cards.

Accounts Receivable, net

	March 31, 2022	December 31, 2021
	(In thousands)
Accounts receivable, gross	$26,774	$20,732
Allowance for doubtful accounts	(100)	(117)
Accounts receivable, net	$26,674	$20,615

Inventories, net

	March 31, 2022	December 31, 2021
	(In thousands)
Raw materials (1)	$9,933	$7,352
Work in process (1)	3,352	3,406
Finished goods (1)	10,865	10,274
Inventories, gross	24,150	21,032
Valuation adjustments for excess and obsolete inventory	(668)	(649)
Inventories, net	$23,482	$20,383

(1)Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out method.

Prepaid Expenses and Other Assets

	March 31, 2022	December 31, 2021
	(In thousands)
Contract assets	$792	$493
Cloud computing arrangement implementation costs	1,002	1,041
Supplier advances	2,700	1,717
Other prepaid expenses and other assets	2,100	1,824
Total prepaid expenses and other assets	$6,594	$5,075

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 11

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill and Other Intangible Assets

	March 31, 2022	December 31, 2021
	(In thousands)
Goodwill	$12,790	$12,790
Other intangible assets, net	34	37
Total goodwill and other intangible assets	$12,824	$12,827

Accrued Expenses and Other Liabilities

	March 31, 2022	December 31, 2021
	(In thousands)
Current
Payroll, incentives and commissions payable	$4,293	$10,170
Warranty reserve	914	879
Other accrued expenses and other liabilities	2,886	2,945
Total accrued expenses and other liabilities	8,093	13,994

Other liabilities, non-current	226	247
Total accrued expenses, and current and non-current other liabilities	$8,319	$14,241

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 12

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Investments and Fair Value Measurements

Available-for-Sale Investments

The Company’s investments in investment-grade short-term and long-term marketable debt instruments, such as corporate notes and bonds, are classified as available-for-sale. As of March 31, 2022 and 2021, available-for-sale investments were classified on the Condensed Consolidated Balance Sheets as either short-term and/or long-term investments.

The classification of available-for-sale investments on the Condensed Consolidated Balance Sheets and definition of each of these classifications are provided in Note 1, “Description of Business and Significant Accounting Policies - Significant Accounting Policies,” subsections “Cash and Cash Equivalents” and “Short-term and Long-term Investments,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” in the 2021 Annual Report.

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

		March 31, 2022				December 31, 2021
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$27,084	$—	$—	$27,084	$50,865	$—	$—	$50,865

Short-term and long-term investments
Corporate notes and bonds – short-term	Level 2	37,873	—	(171)	37,702	31,371	—	(39)	31,332
Corporate notes and bonds – long-term	Level 2	14,540	—	(206)	14,334	2,307	—	(9)	2,298
Total short and long-term investments		52,413	—	(377)	52,036	33,678	—	(48)	33,630
Total		$79,497	$—	$(377)	$79,120	$84,543	$—	$(48)	$84,495

As of March 31, 2022 and 2021, the Company had no financial liabilities and no Level 3 financial assets. During the three months ended March 31, 2022, the Company had no transfers of financial assets between any levels.

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 13

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

	March 31, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate notes and bonds	$52,036	$(377)	$33,630	$(48)

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 14

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — Lines of Credit

Credit Agreement

The Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (the “Credit Agreement”). The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component. Under the Credit Agreement, as of March 31, 2022, there were no revolving loans outstanding. In addition, under the LCs component, the Company utilized $20.4 million of the maximum allowable credit line of $25.0 million, which includes newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the Company’s previous Loan and Pledge Agreement with Citibank, N.A. which are guaranteed under the Credit Agreement.
The following table presents the total outstanding LCs and SBLCs issued by the Company related to product warranty and performance guarantees.

	March 31, 2022	December 31, 2021
	(In thousands)
Outstanding letters of credit	$13,124	$13,960

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 15

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Commitments and Contingencies

Warranty

The following table presents the changes in the Company’s accrued product warranty reserve.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Warranty reserve balance, beginning of year	$879	$760
Warranty costs charged to cost of revenue	125	127
Utilization charges against reserve	(5)	—
Release of accrual related to expired warranties	(85)	(76)
Warranty reserve balance, end of period	$914	$811

Litigation

From time-to-time, the Company has been named in and subject to various proceedings and claims in connection with its business. The Company may in the future become involved in litigation in the ordinary course of business, including litigation that could be material to its business. The Company considers all claims, if any, on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of March 31, 2022, the Company was not involved in any lawsuits and there were no material losses which were probable or reasonably possible.

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 16

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Income Taxes

	Three Months Ended March 31,
	2022	2021
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$445	$(640)
Discrete items	599	1,627
Provision for income taxes, excluding discrete items	$1,044	$987
Effective tax rate	5.3%	(10.3%)
Effective tax rate, excluding discrete items	12.5%	15.8%

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

For the three months ended March 31, 2022, the recognized income tax expense included a benefit primarily related to the U.S. federal foreign-derived intangible income (“FDII”) and federal research and development (“R&D”) tax credit, along with a discrete tax benefit due primarily to stock-based compensation windfalls. For the three months ended March 31, 2021, the recognized income tax benefit included the U.S. federal R&D tax credit along with a discrete tax benefit due primarily to stock-based compensation windfalls.

The effective tax rate excluding discrete items for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was lower largely related to the FDII benefit projected for the 2022 fiscal year.

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 17

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 — Segment Reporting

The Company’s chief operating decision-maker (“CODM”) is its chief executive officer. The Company continues to monitor and review its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments.

The following table presents a summary of the Company’s financial information by segment and corporate operating expenses.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Revenue	$32,516	$30	$32,546	$28,940	$—	$28,940
Cost of revenue	9,480	18	9,498	8,981	—	8,981
Gross profit	23,036	12	23,048	19,959	—	19,959

Operating expenses
General and administrative	1,464	908	2,372	1,561	1,166	2,727
Sales and marketing	2,301	527	2,828	2,164	179	2,343
Research and development	800	4,111	4,911	501	4,001	4,502
Total operating expenses	4,565	5,546	10,111	4,226	5,346	9,572

Operating income (loss)	$18,471	$(5,534)	12,937	$15,733	$(5,346)	10,387

Less: Corporate operating expenses			4,715			4,243
Income from operations			$8,222			$6,144

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 18

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 — Concentrations

Revenue

The following table presents customers that account for 10% or more of the Company’s revenues. Although certain customers might account for greater than 10% of revenues at any one point in time, the concentration of revenue between a limited number of customers shifts regularly, depending on timing of shipments. The percentages by customer reflect specific relationships or contracts that would concentrate revenue for the periods presented and do not indicate a trend specific to any one customer.

	Three Months Ended March 31,
	2022	2021
Customer A	35%	**
Customer B	**	18%
Customer C	**	17%
Customer D	**	16%
Customer E	**	15%

**    Zero or less than 10%.

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 19

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “we”, “our” and “us”) designs and manufactures solutions that make industrial processes more efficient and sustainable. Leveraging our pressure exchanger technology, which generates little to no emissions when operating, our solutions lower costs, save energy, reduce waste and minimize emissions for companies across a variety of industrial processes. As the world coalesces around the urgent need to address climate change and its impacts, we are helping companies reduce their energy consumption in their industrial processes, which in turn, reduces their carbon footprint. We believe that our customers do not have to sacrifice quality and cost savings for sustainability and are committed to developing solutions that drive long-term value – both financial and environmental.

The original product application of our technology, the PX® Pressure Exchanger® (“PX”) energy recovery device (“ERD”), was a major contributor to the advancement of seawater reverse osmosis desalination (“SWRO”), significantly lowering the energy intensity and cost of water production globally from SWRO. We have since introduced our pressure exchanger technology to the fast growing industrial wastewater (“IWW”) filtration market, such as battery manufacturers, mining operations, and manufacturing plants that discharge wastewater with significant levels of metals and pollutants, as well as the commercial and industrial refrigeration market.

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

Quarterly Highlights

In January and April 2022, we announced contract awards totaling nearly $45.0 million for our PX ERDs as well as several of our PX PowerTrain™ solutions for desalination plants in the Kingdom of Saudi Arabia and other countries within the Gulf region. These contract orders are expected to be fulfilled by the end of fiscal year 2023.

In February 2022, we announced awards totaling $0.9 million to supply our PX ERDs and an array of pumps to support IWW treatment operations at a battery-grade lithium carbonate manufacturing facility in Tibet, China and a textile wastewater treatment facility in Rajasthan, India. The textile wastewater treatment facility in India will utilize a combination of our PXs, turbochargers, and boosters to maximize efficiency.

In April 2022, IR Magazine, the independent, global voice of the investor relations profession, awarded to Energy Recovery as the winner of the “Best ESG Reporting (small to mid-cap company)” for our 2020 ESG Report. For further details on our Environmental, Social and Governance (“ESG”) efforts and initiative, please refer to our website at “https://ir.energyrecovery.com/websites/energyrecover/English/6500/esg-at-energy-recovery.html#”. We have included this website address only as an inactive textual reference and do not intend it to be an active link to our website.

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 20

Results of Operations

A discussion regarding our financial condition and results of operations for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is presented below.

Revenue

Variability in revenue from quarter to quarter is typical, therefore year-on-year year-to-date comparisons are not necessarily indicative of the trend for the full year due to these variations.

Revenues by channel customers are presented in the following table.

	Three Months Ended March 31,
	2022		2021
	$	% of Revenue	$	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$23,840	73%	$23,757	82%	$83	—%
Original equipment manufacturer	4,671	14%	2,791	10%	1,880	67%
Aftermarket	4,035	13%	2,392	8%	1,643	69%
Total revenues	$32,546	100%	$28,940	100%	$3,606	12%

The MPD channel is the main driver of our long-term growth as revenue from this channel benefits from the higher quantity of larger projects as well as long project cycles. Comparative differences over the prior year’s revenue are subject to timing of delivery of PXs, which is dependent on the MPD shipment cycle which is project specific. During the first quarter, as compared to prior year, we have observed an increase in project sizes and project count, which will increase revenues as product is shipped according to the project schedule.

The OEM channel, where we sell into a number of industries, including tourism and hospitality, contains projects of shorter duration. The increases in SWRO OEM channel revenues, as compared to the prior year, we believe were due primarily to pent up demand from the effects of COVID-19. The OEM channel had higher revenues related to increased project sizes in the Middle East and Africa, Asia, and America regions. In addition, the IWW OEM channel revenues, which accounted for 9% of total OEM revenues in the first quarter of 2022, increased 21% over prior year.

The AM channel revenues generally fluctuate from year-to-year depending on support and services rendered to our installed customer base. In 2022, we experienced increased sales of product which we believe is a result of our customers consuming their existing spare parts inventory and strategically increasing their stock of critical components in advance of greater expected water needs in the near future. The AM channel had higher revenues related to spare parts consumption in the Asia and America regions.

Gross Profit and Gross Margin

Gross profit represents our revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense and manufactured components.

	Three Months Ended March 31,
	2022		2021
	$	Gross Margin	$	Gross Margin	Change in Product Gross Profit
	(In thousands, except percentages)
Gross profit and gross margin	$23,048	70.8%	$19,959	69.0%	$3,089	15.5%

The increase in gross profit was due primarily to higher revenues related to increased sales of PXs, pumps and turbochargers, and an increase in product gross margin. The higher gross margin was due primarily to higher increased average selling price of our PXs and manufacturing efficiencies, partially offset by higher labor and material costs.

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 21

Operating Expenses

Total Operating Expenses

	Three Months Ended March 31,
	2022		2021
	$	% of Revenue	$	% of Revenue	Change
	(In thousands, except percentages)
General and administrative	$6,551	20%	$6,610	23%	$(59)	(1%)
Sales and marketing	3,364	10%	2,703	9%	661	24%
Research and development	4,911	15%	4,502	16%	409	9%
Total operating expenses	$14,826	46%	$13,815	48%	$1,011	7%

General and Administrative Expenses. The decrease in general and administrative (“G&A”) expenses was due primarily to lower legal fees and employee compensation costs, partially offset by higher bank charges and administrative costs.

Sales and Marketing Expenses. The increase in sales and marketing (“S&M”) expenses was due primarily to higher employee-related costs, higher marketing costs, such as trade shows and marketing materials and increased travel expenditures.

Research and Development Expenses. The increase in R&D expenses was due primarily to an increase in expenditures related to CO2 and other projects, partially offset by lower employee compensation, share-based compensation and travel expenses.

Segment and Corporate Operating Expenses

Expense activities that are included in our Water and Emerging Technologies segments and corporate operating expenses are presented below. See Note 9, “Segment Reporting,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q (the “Notes”) for further discussion regarding our segments.

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
Operating expenses
General and administrative	$1,464	$908	$4,179	$6,551	$1,561	$1,166	$3,883	$6,610
Sales and marketing	2,301	527	536	3,364	2,164	179	360	2,703
Research and development	800	4,111	—	4,911	501	4,001	—	4,502
Total operating expenses	$4,565	$5,546	$4,715	$14,826	$4,226	$5,346	$4,243	$13,815

Water Segment. The increase in the Water segment operating expenses of $0.3 million was due primarily to an increase in expenditures related to new initiatives related to industrial wastewater, and an increase in travel costs, partially offset by lower employee and share-based compensation expenses, and a decrease in consulting expenses.

Emerging Technologies Segment. The increase of the Emerging Technologies segment operating expenses of $0.2 million was due primarily to higher R&D expenditures and an increase in consulting expenses, partially offset by lower employee and share-based compensation expenses, and lower depreciation expenses. The higher expenditures included an increase of $1.4 million related to refrigeration and other initiatives, partially offset by a reduction in VorTeq-related expenditures of $1.3 million.

Corporate Operating Expenses. The increase of the corporate operating expenses of $0.5 million was due primarily to an increase in employee compensation, share-based compensation and travel expenses, partially offset by lower legal fees.

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 22

Other Income, Net

	Three Months Ended March 31,
	2022	2021	Change
	(In thousands)
Interest income	$61	$92	$(31)
Other non-operating income (expense), net	56	(10)	66
Total other income, net	$117	$82	$35

The increase in Total other income, net was due primarily to sales of scrap assets previously written off partially offset by lower interest income.

Income Taxes

	Three Months Ended March 31,
	2022	2021
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$445	$(640)
Discrete items	599	1,627
Provision for income taxes, excluding discrete items	$1,044	$987
Effective tax rate	5.3%	(10.3%)
Effective tax rate, excluding discrete items	12.5%	15.8%

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

For the three months ended March 31, 2022, the recognized income tax expense included a benefit primarily related to the United States of America (the “U.S.”) federal foreign-derived intangible income (“FDII”) deduction as we expect to utilize all of our net operating loss (“NOL”) carryforwards in fiscal year 2022 due to our projected income exceeding the amount of NOL carryforwards, and federal R&D tax credit, along with a discrete tax benefit due primarily to stock-based compensation windfalls. For the three months ended March 31, 2021, the recognized income tax benefit included the U.S. federal R&D tax credit along with a discrete tax benefit due primarily to stock-based compensation windfalls.

The effective tax rate excluding discrete items was lower largely related to the FDII benefit projected for the 2022 fiscal year.

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 23

Liquidity and Capital Resources

Overview

From time-to-time, management and our Board of Directors review our liquidity and future cash needs and may make a decision on (1) the return of capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing. As of March 31, 2022, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $44.5 million; (ii) investment-grade short-term and long-term marketable debt instruments of $52.0 million that are primarily invested in corporate notes and bonds; and (iii) accounts receivable, net of allowances, of $26.7 million. As of March 31, 2022, there were unrestricted cash and cash equivalents of $1.0 million held outside the U.S. We invest cash not needed for current operations predominantly in investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed. Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future. The risk of this portfolio to us is in the ability of the underlying companies to cover their obligations at maturity, not in our ability to trade these securities at a profit. Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.

Credit Arrangements

We entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (“Credit Agreement”) to provide us with additional capital to fuel our growth and expansion into emerging markets utilizing our pressure exchanger technology. The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component. Upon entering into the Credit Agreement, we terminated the existing Loan and Pledge Agreement dated January 27, 2017 with Citibank, N.A. (“Loan and Pledge Agreement”). As of March 31, 2022 we were in compliance with all covenants under the Credit Agreement.

Under the Credit Agreement, as of March 31, 2022, there were no revolving loans outstanding. In addition, as of March 31, 2022, under the LCs component, we utilized $20.4 million of the maximum allowable credit line of $25.0 million, which includes newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the Company’s previous Loan and Pledge Agreement which are guaranteed under the Credit Agreement.
As of March 31, 2022, all of the issued and unexpired SBLCs issued under the Loan and Pledge Agreement were covered as a LC issuance under the Credit Agreement, and together with new LC issuances under the Credit Agreement, there were $13.1 million of outstanding LCs with a weighted average remaining life of twelve months. See Note 6, “Lines of Credit,” of the Notes for further discussion related to the Credit Agreement.

Share Repurchase Program

On March 9, 2021, our Board of Directors authorized a share repurchase program (the “March 2021 Authorization”) which we may repurchase, under management’s discretion, up to $50.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock. Since inception of the March 2021 Authorization, we repurchased 1,680,659 shares at an aggregate cost of approximately $31.4 million. As of March 31, 2022, under the March 2021 Authorization, we may repurchase additional shares of our outstanding common stock at an aggregate cost of approximately $18.6 million.

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 24

Cash Flows

	Three Months Ended March 31,
	2022	2021	Change
	(In thousands)
Net cash (used in) provided by operating activities	$(1,602)	$54	$(1,656)
Net cash (used in) provided by investing activities	(20,932)	5,088	(26,020)
Net cash (used in) provided by financing activities	(7,293)	6,059	(13,352)
Effect of exchange rate differences on cash, cash equivalents and restricted cash	(11)	(25)	14
Net change in cash, cash equivalents and restricted cash	$(29,838)	$11,176	$(41,014)

Cash Flows from Operating Activities

Net cash (used in) provided by operating activities is subject to the project driven, non-cyclical nature of our business. Operating cash flow can fluctuate significantly from year to year, due to the timing of receipts of large project orders. Operating cash flow may be negative in one year and significantly positive in the next, consequently individual quarterly results and comparisons may not necessarily indicate a significant trend, either positive or negative.

The change in net cash used in operating activities in the current year, compared to net cash provided by operating activities in the prior year, was due primarily to increased planned inventory purchases and finished goods production, timing of invoices and cash collected on accounts receivables, partially offset by lower cash used for accounts payable and accrued expenses, related to timing of payments and recognition of expenses. The increase in inventory was according to our production forecast and to ensure there is sufficient raw material and finished goods supply to mitigate any supply chain issues, such as potential shipment delays related to port congestion, and/or supplier material and labor shortages.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities primarily relates to maturities and purchases of marketable securities, and capital expenditures supporting our growth. Our investments in marketable securities are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. The change in cash used in investing activities in the current year, as compared to cash provided by investing activities in the prior year, was due primarily to the higher investment of debt securities of $24.7 million, as we increased our investment portfolio by $19.0 million since year end. In mid-2021, we changed our investment strategy from investing in money market funds to investing in investment-grade corporate notes and bonds which provided higher interest yields. In addition to our investments in corporate notes and bonds, we had higher capital expenditures of $1.3 million.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities primarily relates to the share repurchases under our board authorized share repurchase program and offset by issuance of equity from our employee equity incentive plans. The change in net cash used in financing activities for the current year, as compared to the net cash provided by financing activities for the prior year, was due primarily to share repurchases of $8.1 million under the March 2021 Authorization, partially offset by lower issuance of equity of $5.3 million related to our employee equity incentive plans.

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 25

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

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 26

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

We have not hedged our exposure to changes in foreign currency exchange rates because expenses in foreign currencies have been insignificant to date and exchange rate fluctuations have had little impact on our operating results and cash flows. In addition, we do not have any exposure to the Russian ruble.

Interest Rate and Credit Risks

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. We invest primarily in investment-grade short-term and long-term marketable debt instruments that are subject to counter-party credit risk. To minimize this risk, we invest pursuant to an investment policy approved by our board of directors. The policy mandates high credit rating requirements and restricts our exposure to any single corporate issuer by imposing concentration limits.

As of March 31, 2022, our investment portfolio of $52.0 million, in investment-grade short-term and long-term marketable debt instruments, such as corporate notes and bonds, are classified as either short-term and/or long-term investments on our Condensed Consolidated Balance Sheets. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of less than nine months. As of March 31, 2022, a hypothetical 1% increase in interest rates would have resulted in a less than $0.4 million decrease in the fair value of our fixed-income debt securities.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 27

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Note 7, “Commitments and Contingencies – Litigation,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” in our Annual Report on Form 10‑K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission on February 24, 2022 (“2021 Annual Report”), provides information on certain litigation in which we are involved.

For an update on the litigation matters previously disclosed in the 2021 Annual Report, see the discussion in Note 7, “Commitments and Contingencies – Litigation,” of the Notes, which discussion is incorporated by reference into this Item 1.

Item 1A — Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in the 2021 Annual Report.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 9, 2021, our Board of Directors authorized a share repurchase program (the “March 2021 Authorization”). The following table summarizes the stock repurchase activity under the March 2021 Authorization during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publically Announced Program	Maximum Number of Shares or Approximate Dollar Value (2) That May Yet to be Purchased Under the Program
				(In thousands)
January 1 – January 31, 2022	197,438	$19.27	1,462,656	$22,845
February 1 – February 28, 2022	—	—	1,462,656	22,845
March 1 – March 31, 2022	218,003	19.46	1,680,659	18,598

(1)    Excluding commissions
(2)    Including commissions

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None.

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 28

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

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	May 4, 2022	By:	/s/ ROBERT YU LANG MAO
Robert Yu Lang Mao
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2022	By:	/s/ JOSHUA BALLARD
Joshua Ballard
Chief Financial Officer
(Principal Financial and Accounting Officer)

Energy Recovery, Inc. | Q1'2022 Form 10-Q | 30