Form 10-Q
period 2022-06-30
Energy Recovery, Inc.
filed 2022-08-03
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
OR
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
Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of July 27, 2022, there were 55,787,098 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

Energy Recovery, Inc. | Q2'2022 Form 10-Q

Forward-Looking Information

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and certain information incorporated by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

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
•forecasted production and evaluations and judgments regarding supply chain matters, particularly in light of the global supply environment;
•our belief that we have sufficient raw material and finished goods to mitigate supply chain issues;
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

Energy Recovery, Inc. | Q2'2022 Form 10-Q | FLS 1

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

•our belief that we will be in compliance with the terms of the existing credit agreement, as amended, in the future;
•our tax and accounting estimates and estimates regarding any potential operational cost savings as a result of our decision to cease the VorTeq™ commercialization efforts;
•our belief that we expect to utilize all of our net operating loss (“NOL”) carryforwards in fiscal year 2022 due to our projected income exceeding the amount of NOL carryforwards;
•our expectation that we will be able to enforce our intellectual property (“IP”) rights;
•our expectation that the adoption of new accounting standards will not have a material impact on our financial position or results of operations;
•our share repurchase program will result in repurchases of our common stock or enhance long term stockholder value;
•the impact of changes in internal control over financial reporting; and
•other factors disclosed under the MD&A and Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” and elsewhere in this Form 10-Q.

You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part II, Item 1A, “Risk Factors,” and are based on information available to us as of August 3, 2022. We assume no obligation to update any such forward-looking statements, certain risks and uncertainties which could cause actual results to differ materially from those projected in the forward-looking statements, as disclosed from time to time in our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with or furnished to the Securities and Exchange Commission (the “SEC”), as well as in Part II, Item 1A, “Risk Factors,” within this Quarterly Report on Form 10-Q. It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements. The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading Item 1A, “Risk Factors,” in our Quarterly Reports on Form 10-Q, and in our Annual Reports on Form 10-K, and from time-to-time, in our results disclosed on our Current Reports on Form 8-K. In addition, when preparing the MD&A below, we presume the readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

Energy Recovery, Inc. | Q2'2022 Form 10-Q | FLS 2

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

Energy Recovery, Inc. | Q2'2022 Form 10-Q | FLS 3

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$43,223	$74,358
Short-term investments	38,479	31,332
Accounts receivable, net	13,926	20,615
Inventories, net	28,235	20,383
Prepaid expenses and other assets	5,213	5,075
Total current assets	129,076	151,763
Long-term investments	4,809	2,298
Deferred tax assets, net	11,548	11,421
Property and equipment, net	18,958	20,361
Operating lease, right of use asset	13,898	14,653
Goodwill and other intangible assets	12,822	12,827
Other assets, non-current	365	367
Total assets	$191,476	$213,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,716	$909
Accrued expenses and other liabilities	9,483	13,994
Lease liabilities	1,505	1,564
Contract liabilities	1,507	3,318
Total current liabilities	15,211	19,785
Lease liabilities, non-current	14,177	14,879
Other liabilities, non-current	227	247
Total liabilities	29,615	34,911
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	64	64
Additional paid-in capital	200,129	195,593
Accumulated other comprehensive loss	(515)	(149)
Treasury stock	(80,455)	(53,832)
Retained earnings	42,638	37,103
Total stockholders’ equity	161,861	178,779
Total liabilities and stockholders’ equity	$191,476	$213,690

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 1

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Revenue	$20,292	$20,607	$52,838	$49,547
Cost of revenue	6,920	7,181	16,418	16,162
Gross profit	13,372	13,426	36,420	33,385

Operating expenses:
General and administrative	6,996	6,178	13,547	12,788
Sales and marketing	3,849	2,537	7,213	5,240
Research and development	5,431	4,424	10,342	8,926
Total operating expenses	16,276	13,139	31,102	26,954
Income (loss) from operations	(2,904)	287	5,318	6,431

Other income (expense):
Interest income	166	51	227	143
Other non-operating expense, net	(60)	(12)	(4)	(22)
Total other income, net	106	39	223	121
Income (loss) before income taxes	(2,798)	326	5,541	6,552
Provision for (benefit from) income taxes	(439)	(743)	6	(1,383)
Net income (loss)	$(2,359)	$1,069	$5,535	$7,935

Net income (loss) per share:
Basic	$(0.04)	$0.02	$0.10	$0.14
Diluted	$(0.04)	$0.02	$0.10	$0.13

Number of shares used in per share calculations:
Basic	56,218	57,253	56,499	57,066
Diluted	56,218	58,999	57,858	58,822

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 2

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income (loss)	$(2,359)	$1,069	$5,535	$7,935
Other comprehensive loss, net of tax
Foreign currency translation adjustments	15	5	4	(20)
Unrealized loss on investments	(112)	(38)	(370)	(86)
Total other comprehensive loss, net of tax	(97)	(33)	(366)	(106)
Comprehensive income (loss)	$(2,456)	$1,036	$5,169	$7,829

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 3

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except shares)
Common stock
Beginning balance	$64	$63	$64	$62
Issuance of common stock, net	—	—	—	1
Ending balance	64	63	64	63

Additional paid-in capital
Beginning balance	198,211	187,083	195,593	179,161
Issuance of common stock, net	222	2,638	985	8,696
Stock-based compensation	1,696	1,366	3,551	3,230
Ending balance	200,129	191,087	200,129	191,087

Accumulated other comprehensive loss
Beginning balance	(418)	(20)	(149)	53
Other comprehensive loss
Foreign currency translation adjustments	15	5	4	(20)
Unrealized loss on investments	(112)	(38)	(370)	(86)
Total other comprehensive loss, net	(97)	(33)	(366)	(106)
Ending balance	(515)	(53)	(515)	(53)

Treasury stock
Beginning balance	(61,888)	(30,486)	(53,832)	(30,486)
Common stock repurchased	(18,567)	(11,554)	(26,623)	(11,554)
Ending balance	(80,455)	(42,040)	(80,455)	(42,040)

Retained earnings
Beginning balance	44,997	29,700	37,103	22,834
Net income (loss)	(2,359)	1,069	5,535	7,935
Ending balance	42,638	30,769	42,638	30,769

Total stockholders’ equity	$161,861	$179,826	$161,861	$179,826

Common stock issued (shares)
Beginning balance	63,838,567	62,877,567	63,544,419	61,798,004
Issuance of common stock, net	96,811	389,726	390,959	1,469,289
Ending balance	63,935,378	63,267,293	63,935,378	63,267,293

Treasury stock (shares)
Beginning balance	7,136,594	5,455,935	6,721,153	5,455,935
Common stock repurchased	1,010,265	656,938	1,425,706	656,938
Ending balance	8,146,859	6,112,873	8,146,859	6,112,873

Total common stock outstanding (shares)	55,788,519	57,154,420	55,788,519	57,154,420

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 4

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$5,535	$7,935
Adjustments to reconcile net income to cash provided by operating activities
Stock-based compensation	3,604	3,341
Depreciation and amortization	3,649	2,733
Amortization of premiums and discounts on investments	507	139
Deferred income taxes	(127)	(1,441)
Other non-cash adjustments	(91)	149
Changes in operating assets and liabilities:
Accounts receivable, net	6,704	4,193
Contract assets	194	1,356
Inventories, net	(7,905)	(3,621)
Prepaid and other assets	(331)	(47)
Accounts payable	3,063	1,237
Accrued expenses and other liabilities	(5,477)	(3,999)
Contract liabilities	(1,846)	(434)
Net cash provided by operating activities	7,479	11,541
Cash flows from investing activities:
Maturities of marketable securities	25,421	14,861
Purchases of marketable securities	(35,964)	(12,034)
Capital expenditures	(2,436)	(2,444)
Net cash (used in) provided by investing activities	(12,979)	383
Cash flows from financing activities:
Net proceeds from issuance of common stock	985	8,697
Repurchase of common stock	(26,623)	(11,554)
Net cash used in financing activities	(25,638)	(2,857)
Effect of exchange rate differences on cash, cash equivalents and restricted cash	4	(20)
Net change in cash, cash equivalents and restricted cash	(31,134)	9,047
Cash, cash equivalents and restricted cash, beginning of year	74,461	94,358
Cash, cash equivalents and restricted cash, end of period	$43,327	$103,405

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 5

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Description of Business and Significant Accounting Policies

Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company” or “Energy Recovery”) designs and manufactures solutions that make industrial processes more efficient and sustainable. Leveraging the Company’s pressure exchanger technology, which generates little to no emissions when operating, the Company’s solutions lower costs, save energy, reduce waste and minimize emissions for companies across a variety of industrial processes. As the world coalesces around the urgent need to address climate change and its impacts, the Company is helping companies reduce their energy consumption in their industrial processes, which in turn, reduces their carbon footprint. The Company believes that its customers do not have to sacrifice quality and cost savings for sustainability and is committed to developing solutions that drive long-term value – both financial and environmental. The Company’s solutions are marketed, sold in, or developed for, the fluid-flow and gas markets, such as seawater and industrial wastewater desalination, natural gas, chemical processing and refrigeration systems, under the trademarks ERI®, Ultra PX™, PX®, Pressure Exchanger®, PX Pressure Exchanger® (“PX”), PX G1300™, PX G™, PX PowerTrain™, IsoBoost®, AT™, and AquaBold™. The Company owns, manufactures and/or develops its solutions, in whole or in part, in the United States of America (the “U.S.”).

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

The June 30, 2022 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022 (the “2021 Annual Report”).

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

The accounting policies that reflect the Company’s more significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are revenue recognition; valuation of stock options; useful life and valuation of equipment; valuation and impairment of goodwill; inventory; deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies. Those estimates could change, and as a result, actual results could differ materially from those estimates.

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 6

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Although there has been uncertainty and disruption in the global economy, supply chain and financial markets, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 3, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. The Company undertakes no obligation to update publicly these estimates for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies in Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” in the 2021 Annual Report.

Recently Issued Accounting Pronouncement Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provided optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The FASB later issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848 (“ASU 2021-01”). Entities may apply the provisions of the new standards as of the beginning of the reporting period when the election is made (i.e., as early as the first quarter of 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have been completed. An entity may elect to apply amendments prospectively through December 31, 2022.

On July 15, 2022, the Company amended its existing credit agreement (as defined in Note 6, “Lines of Credit”) to change the reference rate for borrowings from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The Company applied ASU 2020-04 and the optional expedients at the time of this modification. The Company’s adoption of ASU 2020-04 and ASU 2021-01 on July 15, 2022, did not have a material impact on the Company’s financial condition, results of operations, and cash flows. Refer to Note 6, “Lines of Credit,” for more information.

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 7

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — Revenue

Disaggregation of Revenue

The following tables present the disaggregated revenues by segment, and within each segment, by product type, by primary geographical market based on the customer “shipped to” address, and by channel customers.

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

Sales and usage-based taxes are excluded from revenues. See Note 9, “Segment Reporting,” for further discussion related to the Company’s segments.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Product type
PXs, pumps and turbo devices, and other	$20,213	$79	$20,292	$52,729	$109	$52,838

Primary geographical market
Middle East and Africa	$14,779	$79	$14,858	$36,907	$79	$36,986
Asia	2,857	—	2,857	9,603	—	9,603
Americas	1,494	—	1,494	3,795	30	3,825
Europe	1,083	—	1,083	2,424	—	2,424
Total revenue	$20,213	$79	$20,292	$52,729	$109	$52,838

Channel
Megaproject	$9,991	$79	$10,070	$33,831	$79	$33,910
Original equipment manufacturer	7,689	—	7,689	12,360	—	12,360
Aftermarket	2,533	—	2,533	6,538	30	6,568
Total revenue	$20,213	$79	$20,292	$52,729	$109	$52,838

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 8

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Product type
PXs, pumps and turbo devices, and other	$20,568	$39	$20,607	$49,508	$39	$49,547

Primary geographical market
Middle East and Africa	$16,401	$39	$16,440	$37,361	$39	$37,400
Asia	2,325	—	2,325	9,503	—	9,503
Americas	945	—	945	1,368	—	1,368
Europe	897	—	897	1,276	—	1,276
Total product revenue	$20,568	$39	$20,607	$49,508	$39	$49,547

Channel
Megaproject	$13,236	$39	$13,275	$36,993	$39	$37,032
Original equipment manufacturer	4,274	—	4,274	7,065	—	7,065
Aftermarket	3,058	—	3,058	5,450	—	5,450
Total revenue	$20,568	$39	$20,607	$49,508	$39	$49,547

Contract Balances

The following table presents contract balances by category.

	June 30, 2022	December 31, 2021
	(In thousands)
Accounts receivable, net	$13,926	$20,615
Contract assets, current (included in prepaid expenses and other assets)	299	493

Contract liabilities:
Contract liabilities, current	$1,507	$3,318
Contract liabilities, non-current (included in other liabilities, non-current)	53	88
Total contract liabilities	$1,560	$3,406

Contract Liabilities
The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance. The following table presents significant changes in contract liabilities during the period.

	June 30, 2022	December 31, 2021
	(In thousands)
Contract liabilities, beginning of year	$3,406	$1,640
Revenue recognized	(2,898)	(1,415)
Cash received, excluding amounts recognized as revenue during the period	1,052	3,181
Contract liabilities, end of period	$1,560	$3,406

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 9

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future Performance Obligations

As of June 30, 2022, the following table presents the future estimated revenue by year expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied.

Year Recognized	Future Performance Obligations
(In thousands)
2022 (remaining six months)	$5,497
2023	12,860
2024	1,472
Total	$19,829

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 10

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Net Income (Loss) Per Share

Net income (loss) for the reported period is divided by the weighted average number of common shares outstanding during the reported period to calculate basic net income (loss) per common share.

•Basic net income (loss) per common share excludes any dilutive effect of stock options and restricted stock units ("RSU").
•Diluted net income (loss) per common share reflects the potential dilution that would occur if outstanding stock options to purchase common stock were exercised for shares of common stock, using the treasury stock method, and if the shares of common stock underlying each unvested RSU were issued.

Outstanding stock options to purchase common stock and unvested RSUs are collectively referred to as “stock awards.”

The following table presents the computation of basic and diluted net income (loss) per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Numerator
Net income (loss)	$(2,359)	$1,069	$5,535	$7,935

Denominator (weighted average shares)
Basic common shares outstanding	56,218	57,253	56,499	57,066
Dilutive stock awards	—	1,746	1,359	1,756
Diluted common shares outstanding	56,218	58,999	57,858	58,822

Net income (loss) per share
Basic	$(0.04)	$0.02	$0.10	$0.14
Diluted	$(0.04)	$0.02	$0.10	$0.13

Certain shares of common stock issuable under stock awards have been omitted from the diluted net income (loss) per common share calculations because their inclusion is considered anti-dilutive. The following table presents the weighted potential common shares issuable under stock awards that were excluded from the computation of diluted net income (loss) per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Anti-dilutive stock award shares	3,140	6	357	457

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 11

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — Other Financial Information

Cash, Cash Equivalents and Restricted Cash

The Condensed Consolidated Statements of Cash Flows explain the changes in the total of cash, cash equivalents and restricted cash. The following table presents a reconciliation of cash, cash equivalents and restricted cash, such as cash amounts deposited in restricted cash accounts in connection with the Company’s credit cards, reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts presented.

	June 30, 2022	December 31, 2021	June 30, 2021
	(In thousands)
Cash and cash equivalents	$43,223	$74,358	$103,302
Restricted cash, non-current (included in other assets, non-current)	104	103	103
Total cash, cash equivalents and restricted cash	$43,327	$74,461	$103,405

Accounts Receivable, net

	June 30, 2022	December 31, 2021
	(In thousands)
Accounts receivable, gross	$14,026	$20,732
Allowance for doubtful accounts	(100)	(117)
Accounts receivable, net	$13,926	$20,615

Inventories, net

	June 30, 2022	December 31, 2021
	(In thousands)
Raw materials	$11,110	$7,352
Work in process	3,809	3,406
Finished goods	13,994	10,274
Inventories, gross	28,913	21,032
Valuation adjustments for excess and obsolete inventory	(678)	(649)
Inventories, net	$28,235	$20,383

Inventory amounts are stated at the lower of cost or net realizable value, using the first-in, first-out method.

Prepaid Expenses and Other Assets

	June 30, 2022	December 31, 2021
	(In thousands)
Contract assets	$299	$493
Cloud computing arrangement implementation costs	964	1,041
Supplier advances	1,914	1,717
Other prepaid expenses and other assets	2,036	1,824
Total prepaid expenses and other assets	$5,213	$5,075

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 12

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property and Equipment

During June 2022, the Company made the decision to cease the VorTeq™ commercialization efforts. As a result of this decision, the Company reduced the carrying value of certain fixed assets to the estimated residual value resulting in additional depreciation costs of $0.9 million during the three months ended June 30, 2022. In July 2022, these assets were sold for approximately $0.7 million.

Goodwill and Other Intangible Assets

	June 30, 2022	December 31, 2021
	(In thousands)
Goodwill	$12,790	$12,790
Other intangible assets, net	32	37
Total goodwill and other intangible assets	$12,822	$12,827

The Company considered the impact of the decision to cease the VorTeq commercialization efforts and determined that goodwill related to the Company’s Emerging Technologies segment was not impaired as of June 30, 2022.

Accrued Expenses and Other Liabilities

	June 30, 2022	December 31, 2021
	(In thousands)
Current
Payroll, incentives and commissions payable	$6,375	$10,170
Warranty reserve	897	879
Other accrued expenses and other liabilities	2,211	2,945
Total accrued expenses and other liabilities	9,483	13,994

Other liabilities, non-current	227	247
Total accrued expenses, and current and non-current other liabilities	$9,710	$14,241

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 13

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

The following table presents the Company’s financial assets measured on a recurring basis by contractual maturity, including pricing category, amortized cost, gross unrealized gains and losses, and fair value. As of the dates reported in the table, the Company had no financial liabilities and no Level 3 financial assets.

		June 30, 2022				December 31, 2021
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$25,663	$—	$—	$25,663	$50,865	$—	$—	$50,865
Total cash equivalents		25,663	—	—	25,663	50,865	—	—	50,865

Short-term and long-term investments
Corporate notes and bonds – short-term	Level 2	38,862	—	(383)	38,479	31,371	—	(39)	31,332
Corporate notes and bonds – long-term	Level 2	4,945	—	(136)	4,809	2,307	—	(9)	2,298
Total short and long-term investments		43,807	—	(519)	43,288	33,678	—	(48)	33,630
Total		$69,470	$—	$(519)	$68,951	$84,543	$—	$(48)	$84,495

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 14

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

	June 30, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate notes and bonds	$43,288	$(519)	$33,630	$(48)

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 15

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — Lines of Credit

Credit Agreement

The Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (the “Credit Agreement”). The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component. Under the Credit Agreement, as of June 30, 2022, there were no revolving loans outstanding. In addition, under the LCs component, the Company utilized $16.5 million of the maximum allowable credit line of $25.0 million, which includes newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the Company’s previous Loan and Pledge Agreement with Citibank, N.A. which are guaranteed under the Credit Agreement.

On July 15, 2022, the Company and JPMC agreed to a modification of the Credit Agreement to change the indicated reference rate from LIBOR to SOFR. Changes in the Credit Agreement reference rate to SOFR did not materially change the provisions defined in the original Credit Agreement nor will this change materially affect the Company’s financial statements.
The following table presents the total outstanding LCs and SBLCs issued by the Company to our customers related to product warranty and performance guarantees.

	June 30, 2022	December 31, 2021
	(In thousands)
Outstanding letters of credit	$12,781	$13,960

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 16

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Commitments and Contingencies

Warranty

The following table presents the changes in the Company’s accrued product warranty reserve.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Warranty reserve balance, beginning of period	$914	$811	$879	$760
Warranty costs charged to cost of revenue	77	81	202	208
Utilization charges against reserve	(19)	(13)	(24)	(13)
Release of accrual related to expired warranties	(75)	(70)	(160)	(146)
Warranty reserve balance, end of period	$897	$809	$897	$809

Litigation

From time-to-time, the Company has been named in and subject to various proceedings and claims in connection with its business. The Company may in the future become involved in litigation in the ordinary course of business, including litigation that could be material to its business. The Company considers all claims, if any, on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Other than noted below, as of June 30, 2022, the Company was not involved in any material lawsuits and there were no material losses which were probable or reasonably possible.

On September 10, 2014, the Company terminated the employment of its Senior Vice President, Sales, Borja Blanco. On November 24, 2014, Mr. Blanco filed an action in the Spanish courts seeking payment of an unpaid bonus, stock options, and non-compete compensation. This action was stayed pending resolution of a separate suit, which was resolved in 2018. Upon resolution of the separate suit, the court allowed Mr. Blanco a period of 1-year to reinitiate the case, which Mr. Blanco failed to do and the court subsequently closed the case in June 2019. However, in June 2022, Mr. Blanco petitioned the court, which has subsequently reopened the case. The Company denies any allegations of wrongdoing and intends to continue to vigorously defend against this lawsuit. Based on currently available information and review with outside counsel, the Company has determined that an award to Mr. Blanco is not probable. While a loss may be reasonably possible, an estimate of loss, if any, cannot reasonably be determined at this time due to the early state of this action.

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 17

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(439)	$(743)	$6	$(1,383)
Discrete items	204	728	803	2,355
Provision for (benefit from) income taxes, excluding discrete items	$(235)	$(15)	$809	$972
Effective tax rate	15.7%	(227.9%)	0.1%	(21.1%)
Effective tax rate, excluding discrete items	8.4%	(5.1%)	14.6%	14.8%

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

For the three and six months ended June 30, 2022, the recognized income tax expense included a benefit primarily related to the U.S. federal foreign-derived intangible income (“FDII”) and federal research and development (“R&D”) tax credit, along with a discrete tax benefit due primarily to stock-based compensation. For the three and six months ended June 30, 2021, the recognized income tax benefit included the U.S. federal R&D tax credit along with a discrete tax benefit due primarily to stock-based compensation.

The effective tax rate excluding discrete items for the six months ended June 30, 2022, as compared to the prior year, was marginally lower largely related to the projected FDII benefit offset by reduced federal R&D tax credit benefit for fiscal year 2022.

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 18

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

The following tables present a summary of the Company’s financial information by segment and corporate operating expenses.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Revenue	$20,213	$79	$20,292	$52,729	$109	$52,838
Cost of revenue	6,920	—	6,920	16,400	18	16,418
Gross profit	13,293	79	13,372	36,329	91	36,420

Operating expenses
General and administrative	1,534	1,354	2,888	2,998	2,262	5,260
Sales and marketing	2,654	633	3,287	4,955	1,160	6,115
Research and development	1,143	4,288	5,431	1,943	8,399	10,342
Total operating expenses	5,331	6,275	11,606	9,896	11,821	21,717

Operating income (loss)	$7,962	$(6,196)	1,766	$26,433	$(11,730)	14,703

Less: Corporate operating expenses			4,670			9,385
Income (loss) from operations			$(2,904)			$5,318

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Revenue	$20,568	$39	$20,607	$49,508	$39	$49,547
Cost of revenue	7,181	—	7,181	16,162	—	16,162
Gross profit	13,387	39	13,426	33,346	39	33,385

Operating expenses
General and administrative	1,779	1,315	3,094	3,340	2,481	5,821
Sales and marketing	2,121	229	2,350	4,285	408	4,693
Research and development	595	3,829	4,424	1,096	7,830	8,926
Total operating expenses	4,495	5,373	9,868	8,721	10,719	19,440

Operating income (loss)	$8,892	$(5,334)	3,558	$24,625	$(10,680)	13,945

Less: Corporate operating expenses			3,271			7,514
Income from operations			$287			$6,431

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 19

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 — Concentrations

Revenue

The following table presents the Water segment customers that account for 10% or more of the Company’s Water segment revenues. Although certain customers might account for greater than 10% of revenues at any one point in time, the concentration of revenue between a limited number of customers shifts regularly, depending on timing of shipments. The percentages by customer reflect specific relationships or contracts that would concentrate revenue for the periods presented and do not indicate a trend specific to any one customer.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	**	**	25%	**
Customer B	**	30%	**	22%
Customer C	**	22%	**	19%
Customer D	24%	**	15%	**
Customer E	14%	**	**	**
Customer F	**	**	**	12%
Customer G	**	**	**	11%

**    Zero or less than 10%.

The following table presents the Emerging Technologies segment customers that account for 10% or more of the Company’s Emerging Technologies segment revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	100%	100%	72%	100%
Customer B	**	**	28%	**

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 20

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 — Stockholders’ Equity

Share Repurchase Program

On March 9, 2021, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase its outstanding common stock, at the discretion of management, up to $50.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “March 2021 Authorization”). Under the March 2021 Authorization, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The March 2021 Authorization does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice.

The following table presents the share repurchase activities and remaining program balance under the March 2021 Authorization as of June 30, 2022.

	Number of Shares Purchased	Average Price Paid per Share(1)	Plan Activity
			(In thousands)
March 2021 Authorization			$50,000
Repurchases under March 2021 Authorization	2,690,924	$18.55	(49,969)
Remaining amount under March 2021 Authorization			$31

(1)    Excluding commissions

On July 1, 2022, the Company concluded all share repurchases under the March 2021 Authorization. As of June 30, 2022, the Company has repurchased 8,146,859 shares of its common stock at an aggregate cost of $80.5 million under all of its share repurchase programs.

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 21

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

The original product application of our technology, the PX® Pressure Exchanger® (“PX”) energy recovery device (“ERD”), was a major contributor to the advancement of seawater reverse osmosis desalination (“SWRO”), significantly lowering the energy intensity and cost of water production globally from SWRO. We have since introduced our pressure exchanger technology to the fast growing industrial wastewater filtration market, such as battery manufacturers, mining operations, and manufacturing plants that discharge wastewater with significant levels of metals and pollutants, as well as the commercial and industrial refrigeration market.

Engineering, and research and development (“R&D”), have been, and remain, an essential part of our history, culture and corporate strategy. Since our formation, we have developed leading technology and engineering expertise through the continual evolution of our pressure exchanger technology, which can enhance environmental sustainability and improve productivity by reducing waste and energy consumption in high-pressure industrial fluid-flow systems. This versatile technology works as a platform to build product applications and is at the heart of many of our products. In addition, we have engineered and developed ancillary devices, such as our hydraulic turbochargers (“Turbochargers”) and circulation “booster” pumps, that complement our ERDs.

Quarterly Highlights

IR Magazine, the independent, global voice of the investor relations profession, recently awarded Energy Recovery as the winner of the “Best ESG Reporting (small to mid-cap company)” for our 2020 ESG Report and “Best ESG Communications.” In addition, our continued ESG efforts resulted in a further increase in our Morgan Stanley Capital International (“MSCI”) ESG rating position from A to a rating of AA. For further details on our Environmental, Social and Governance (“ESG”) efforts and initiative, please refer to our website at “https://ir.energyrecovery.com/websites/energyrecover/English/6500/esg-at-energy-recovery.html#”. We have included this website address only as an inactive textual reference and do not intend it to be an active link to our website.

During June 2022, we made the decision to cease the VorTeq™ commercialization efforts. As a result of this decision, we reduced the carrying value of certain fixed assets to the estimated residual value resulting in additional depreciation costs of $0.9 million during the second quarter of fiscal year 2022. In July 2022, these assets were sold for approximately $0.7 million. In addition, during the second quarter, we incurred certain employee severance costs and share-based compensation expenses of $0.5 million.

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 22

Results of Operations

A discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, is presented below.

Revenue

Variability in revenue from quarter to quarter is typical, therefore year-on-year quarterly and year-to-date comparisons are not necessarily indicative of the trend for the full year due to these variations.

Revenues by channel customers are presented in the following tables.

	Three Months Ended June 30,
	2022		2021
	$	% of Revenue	$	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$10,070	50%	$13,275	64%	$(3,205)	(24%)
Original equipment manufacturer	7,689	38%	4,274	21%	3,415	80%
Aftermarket	2,533	12%	3,058	15%	(525)	(17%)
Total revenue	$20,292	100%	$20,607	100%	$(315)	(2%)

	Six Months Ended June 30,
	2022		2021
	$	% of Revenue	$	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$33,910	64%	$37,032	75%	$(3,122)	(8%)
Original equipment manufacturer	12,360	23%	7,065	14%	5,295	75%
Aftermarket	6,568	13%	5,450	11%	1,118	21%
Total revenues	$52,838	100%	$49,547	100%	$3,291	7%

The Megaproject (“MPD”) channel has been the main driver of our long-term growth as revenue from this channel benefits from the growing number of projects as well as an increase in the capacity of these projects. Comparative differences over the prior year’s revenue were subject to timing of delivery of PXs, which is dependent on the MPD shipment cycle which is project specific. The lower revenues for the three and six months ended June 30, 2022, were due primarily to lower shipments of PXs.

The Original Equipment Manufacturer (“OEM”) channel, where we sell into a number of industries, including tourism and hospitality, contains projects of shorter duration. For the revenues in the three and six months ended June 30, 2022, the increases in SWRO OEM revenues were due primarily to increased project sizes in America, Europe, Middle East and Africa regions, as well as the reactivation of suspended and delayed projects due to the onset of the novel coronavirus (“COVID-19”). In addition, in the three and six months ended June 30, 2022, industrial wastewater OEM channel revenues, which were minimal in the prior year, accounted for 15.7% and 13.2% of the total OEM revenues.

The Aftermarket (“AM”) channel revenues generally fluctuate from year-to-year depending on support and services rendered to our installed customer base. In the three months ended June 30, 2022, we experienced a decrease in sales of spare parts and components. In the six months ended June 30, 2022, we experienced increased sales of product, primarily in the first quarter of the fiscal year, which we believe is a result of our customers consuming their existing spare parts inventory and strategically increasing their stock of critical components in advance of greater expected water needs in the near future. The AM channel had higher year-to-date revenues related to spare parts consumption in the Asia and America regions.

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 23

Gross Profit and Gross Margin

Gross profit represents our revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense and manufactured components.

	Three Months Ended June 30,
	2022		2021
	$	Gross Margin	$	Gross Margin	Change in Product Gross Profit
	(In thousands, except percentages)
Gross profit and gross margin	$13,372	65.9%	$13,426	65.1%	$(54)	(0.4%)

	Six Months Ended June 30,
	2022		2021
	$	Gross Margin	$	Gross Margin	Change in Product Gross Profit
	(In thousands, except percentages)
Gross profit and gross margin	$36,420	68.9%	$33,385	67.4%	$3,035	9.1%

Gross profit in the three months ended June 30, 2022 was comparable to the prior year. Gross margin increased 80 basis points due primarily to over-absorption of capitalized costs, operating leverage, higher average selling prices of our PXs, and a one-time insurance reimbursement for damaged product, partially offset by a change in product mix and higher overhead expenses.

The increase in gross profit for the six months ended June 30, 2022 was due primarily to increased sales of PXs, pumps and turbochargers in the OEM and AM channels, and an increase in product gross margin in the first quarter. The gross margin increased 150 basis points due primarily to over-absorption of capitalized costs and operating leverage, partially offset by higher overhead expenses, and a change in product mix.

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 24

Operating Expenses

Total Operating Expenses

	Three Months Ended June 30,
	2022		2021
	$	% of Total Revenue	$	% of Total Revenue	Change
	(In thousands, except percentages)
General and administrative	$6,996	35%	$6,178	30%	$818	13%
Sales and marketing	3,849	19%	2,537	12%	1,312	52%
Research and development	5,431	27%	4,424	22%	1,007	23%
Total operating expenses	$16,276	80%	$13,139	64%	$3,137	24%

General and Administrative Expenses. The increase in general and administrative (“G&A”) expenses was due primarily to higher employee compensation and severance costs, share-based compensation expense and travel costs, partially offset by lower legal and accounting service fees.
Sales and Marketing Expenses. The increase in sales and marketing (“S&M”) expenses was due primarily to higher employee compensation and employee-related costs, and marketing-related costs, such as trade shows fees and arrangement costs, and marketing materials.

Research and Development Expenses. The increase in R&D expenses was due primarily to higher depreciation expense related to the disposal of fixed assets, and employee severance costs, both related to our decision to cease the VorTeq commercialization efforts..

	Six Months Ended June 30,
	2022		2021
	$	% of Revenue	$	% of Revenue	Change
	(In thousands, except percentages)
General and administrative	$13,547	26%	$12,788	26%	$759	6%
Sales and marketing	7,213	14%	5,240	11%	1,973	38%
Research and development	10,342	20%	8,926	18%	1,416	16%
Total operating expenses	$31,102	59%	$26,954	54%	$4,148	15%

General and Administrative Expenses. The increase in G&A expenses was due primarily to higher employee compensation and severance costs, travel costs, share-based compensation expense, and administrative costs, partially offset by lower legal and accounting service fees.

Sales and Marketing Expenses. The increase in S&M expenses was due primarily to higher employee compensation costs, travel costs, and higher marketing-related costs, such as trade shows fees and arrangement costs, and marketing materials.

Research and Development Expenses. The increase in R&D expenses was due primarily to higher depreciation expense related to the disposal of fixed assets, and employee severance costs, both related to our decision to cease the VorTeq commercialization efforts, and consulting and testing-related costs, partially offset by lower employee compensation, share-based compensation expenses and travel costs.

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 25

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

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
Operating expenses
General and administrative	$1,534	$1,354	$4,108	$6,996	$1,779	$1,315	$3,084	$6,178
Sales and marketing	2,654	633	562	3,849	2,121	229	187	2,537
Research and development	1,143	4,288	—	5,431	595	3,829	—	4,424
Total operating expenses	$5,331	$6,275	$4,670	$16,276	$4,495	$5,373	$3,271	$13,139

Water Segment. The increase in the Water segment operating expenses of $0.8 million was due primarily to higher employee compensation and travel costs, and share-based compensation expense.

Emerging Technologies Segment. The increase in the Emerging Technologies segment operating expenses of $0.9 million was due primarily to higher depreciation expense related to the disposal of fixed assets, and employee severance costs, both related to our decision to cease the VorTeq commercialization efforts.

Corporate Operating Expenses. The increase of corporate operating expenses of $1.4 million was due primarily to higher employee compensation and travel costs, and share-based compensation expense.

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
Operating expenses
General and administrative	$2,998	$2,262	$8,287	$13,547	$3,340	$2,481	$6,967	$12,788
Sales and marketing	4,955	1,160	1,098	7,213	4,285	408	547	5,240
Research and development	1,943	8,399	—	10,342	1,096	7,830	—	8,926
Total operating expenses	$9,896	$11,821	$9,385	$31,102	$8,721	$10,719	$7,514	$26,954

Water Segment. The increase in the Water segment operating expenses of $1.2 million was due primarily to an increase in testing-related costs, travel costs, and higher employee compensation expenses.

Emerging Technologies Segment. The increase of the Emerging Technologies segment operating expenses of $1.1 million was due primarily to a higher depreciation expense related to the disposal of fixed assets, and employee severance costs, both related to our decision to cease the VorTeq commercialization efforts, and consulting and testing-related costs, partially offset by lower employee compensation, share-based compensation expenses and travel costs..

Corporate Operating Expenses. The increase of the corporate operating expenses of $1.9 million was due primarily to an increase in employee compensation costs, share-based compensation expense, travel cost and equipment depreciation expense.

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 26

Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Interest income	$166	$51	$227	$143
Other non-operating expense, net	(60)	(12)	(4)	(22)
Total other income, net	$106	$39	$223	$121

The increase in Total other income, net in the three and six months ended June 30, 2022, compared to the prior year, was due primarily to higher interest income related to higher short-term and long-term debt investments and higher interest rates on our debt investments.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(439)	$(743)	$6	$(1,383)
Discrete items	204	728	803	2,355
Provision for (benefit from) income taxes, excluding discrete items	$(235)	$(15)	$809	$972
Effective tax rate	15.7%	(227.9%)	0.1%	(21.1%)
Effective tax rate, excluding discrete items	8.4%	(5.1%)	14.6%	14.8%

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

For the three and six months ended June 30, 2022, the recognized provision for (benefit from) income tax included a benefit primarily related to the United States of America (the “U.S.”) federal foreign-derived intangible income (“FDII”) deduction as we expect to utilize all of our net operating loss (“NOL”) carryforwards in fiscal year 2022 due to our projected income exceeding the amount of NOL carryforwards, and federal R&D tax credits, along with a discrete tax benefit due primarily to stock-based compensation. For the three and six months ended June 30, 2021, the recognized income tax benefit included the U.S. federal R&D tax credit along with a discrete tax benefit due primarily to stock-based compensation.

The annual effective tax rate excluding discrete items was marginally lower than the prior year largely related to the projected FDII benefit offset by reduced federal R&D tax credit benefit for fiscal year 2022.

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 27

Liquidity and Capital Resources

Overview

From time-to-time, management and our Board of Directors review our liquidity and future cash needs and may make a decision on (1) the return of capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing. As of June 30, 2022, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $43.2 million; (ii) investment-grade short-term and long-term marketable debt instruments of $43.3 million that are primarily invested in corporate notes and bonds; and (iii) accounts receivable, net of allowances, of $13.9 million. As of June 30, 2022, there were unrestricted cash and cash equivalents of $0.9 million held outside the U.S. We invest cash not needed for current operations predominantly in investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed. Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future. We believe the risk of this portfolio to us is in the ability of the underlying companies to cover their obligations at maturity, not in our ability to trade these securities at a profit. Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.

Credit Arrangements

We entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (“Credit Agreement”) to provide us with additional capital to fuel our growth and expansion into emerging markets utilizing our pressure exchanger technology. The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component. Upon entering into the Credit Agreement, we terminated the existing Loan and Pledge Agreement dated January 27, 2017 with Citibank, N.A. (“Loan and Pledge Agreement”). As of June 30, 2022 we were in compliance with all covenants under the Credit Agreement.

On July 15, 2022, the Company and JPMC agreed to a modification of the Credit Agreement to change the indicated reference rate from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”). Changes in the Credit Agreement reference rate to SOFR did not materially change the provisions defined in the original Credit Agreement nor did this change affect the Company’s financial statements.

Under the Credit Agreement, as of June 30, 2022, there were no revolving loans outstanding. In addition, as of June 30, 2022, under the LCs component, we utilized $16.5 million of the maximum allowable credit line of $25.0 million, which includes newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the Company’s previous Loan and Pledge Agreement which are guaranteed under the Credit Agreement.
As of June 30, 2022, all of the issued and unexpired SBLCs issued under the Loan and Pledge Agreement were covered as a LC issuance under the Credit Agreement, and together with new LC issuances under the Credit Agreement, there were $12.8 million of outstanding LCs with a weighted average remaining life of twelve months. See Note 6, “Lines of Credit,” of the Notes for further discussion related to the Credit Agreement.

Share Repurchase Program

On March 9, 2021, our Board of Directors authorized a share repurchase program (the “March 2021 Authorization”) which we may repurchase, under management’s discretion, up to $50.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock. Since inception of the March 2021 Authorization, we repurchased 2,690,924 shares at an aggregate cost of approximately $50.0 million. On July 1, 2022, we concluded all share repurchases under the March 2021 Authorization.

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 28

Cash Flows

	Six Months Ended June 30,
	2022	2021	Change
	(In thousands)
Net cash provided by operating activities	$7,479	$11,541	$(4,062)
Net cash (used in) provided by investing activities	(12,979)	383	(13,362)
Net cash used in financing activities	(25,638)	(2,857)	(22,781)
Effect of exchange rate differences on cash, cash equivalents and restricted cash	4	(20)	24
Net change in cash, cash equivalents and restricted cash	$(31,134)	$9,047	$(40,181)

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

The change in net cash provided by operating activities in the current year, compared to net cash provided by operating activities in the prior year, was due primarily to increased planned inventory purchases and finished goods production, timing of invoices and cash collected on accounts receivables, partially offset by lower cash used for accounts payable and accrued expenses, related to timing of payments and recognition of expenses. The increase in inventory was according to our production forecast and intended to ensure there is sufficient raw material to mitigate supply chain issues, such as potential shipment delays related to port congestion, and/or supplier material and labor shortages, and an increase in finished goods in preparation for our shipments in the second half of 2022.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities primarily relates to maturities and purchases of marketable securities, and capital expenditures supporting our growth. We believe our investments in marketable securities are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. The change in cash used in investing activities in the current year, as compared to cash provided by investing activities in the prior year, was due primarily to the higher investment of debt securities of $13.4 million, as we increased our investment portfolio by $10.5 million since year end. In mid-2021, we changed our investment strategy from investing in money market funds to investing in investment-grade corporate notes and bonds which provided higher interest yields.

Cash Flows from Financing Activities

Net cash used in financing activities primarily relates to the share repurchases under our board authorized share repurchase program and offset by issuance of equity from our employee equity incentive plans. The change in net cash used in financing activities for the current year, as compared to the net cash used in financing activities for the prior year, was due primarily to an increase of share repurchases of $15.1 million under the March 2021 Authorization and lower issuance of equity of $7.7 million related to our employee equity incentive plans.

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 29

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

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 30

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

As of June 30, 2022, our investment portfolio of $43.3 million, in investment-grade short-term and long-term marketable debt instruments, such as corporate notes and bonds, are classified as either short-term and/or long-term investments on our Condensed Consolidated Balance Sheets. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of less than nine months. As of June 30, 2022, a hypothetical 1% increase in interest rates would have resulted in a less than $0.3 million decrease in the fair value of our fixed-income debt securities.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 31

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 9, 2021, our Board of Directors authorized a share repurchase program (the “March 2021 Authorization”). The following table summarizes the stock repurchase activity under the March 2021 Authorization during the three months ended June 30, 2022. On July 1, 2022, we concluded all share repurchases under the March 2021 Authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publically Announced Program	Maximum Number of Shares or Approximate Dollar Value(2) That May Yet to be Purchased Under the Program
				(In thousands)
April 1 – April 30, 2022	183,274	$19.63	1,863,933	$14,997
May 1 – May 31, 2022	676,505	17.87	2,540,438	2,897
June 1 – June 30, 2022	150,486	19.02	2,690,924	31

(1)    Excluding commissions
(2)    Including commissions

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None.

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 32

Item 6 — Exhibits

A list of exhibits filed or furnished with this report or incorporated herein by reference is found in the Exhibit Index below.

Exhibit Number	Exhibit Description
10.1*	First Amendment to the Credit Agreement by and between Energy Recovery, Inc. as Borrower, and JPMorgan Chase Bank N.A. as Lender dated July 15, 2022.
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, “Financial Information” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*    Filed herewith.
**    The certifications furnished in Exhibits 32.1 are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	August 3, 2022	By:	/s/ ROBERT YU LANG MAO
Robert Yu Lang Mao
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2022	By:	/s/ JOSHUA BALLARD
Joshua Ballard
Chief Financial Officer
(Principal Financial and Accounting Officer)

Energy Recovery, Inc. | Q2'2022 Form 10-Q | 34