Form 10-Q
period 2022-09-30
Energy Recovery, Inc.
filed 2022-11-02
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
OR
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
Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of October 27, 2022, there were 55,995,969 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

Energy Recovery, Inc. | Q3'2022 Form 10-Q

Forward-Looking Information

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and certain information incorporated by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

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
•our belief that the PX Q400 will be the highest-performing and highest capacity PX available for SWRO desalination and industrial wastewater facilities;
•our belief that, as the existing thermal technology is replaced with RO technology, demand for our products will be created;
•our belief that ongoing operating costs rather than capital expenditures is the key factor in the selection of an ERD solution for megaproject (“MPD”) customers;
•our belief that our PX offers market-leading value with the highest technological and economic benefit;

Energy Recovery, Inc. | Q3'2022 Form 10-Q | FLS 1

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

•our belief that the PX G1300™ could eventually alter the standard refrigeration system architecture by reducing costs for retail end users such as grocery stores;
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
•our expectation that we will continue to receive a tax benefit related to U.S. federal foreign-derived intangible income;
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

You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part II, Item 1A, “Risk Factors,” and are based on information available to us as of November 2, 2022. We assume no obligation to update any such forward-looking statements, certain risks and uncertainties which could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are disclosed from time to time in our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with or furnished to the Securities and Exchange Commission (the “SEC”), as well as in Part II, Item 1A, “Risk Factors,” within this Quarterly Report on Form 10-Q.

Energy Recovery, Inc. | Q3'2022 Form 10-Q | FLS 2

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

Energy Recovery, Inc. | Q3'2022 Form 10-Q | FLS 3

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52,131	$74,358
Short-term investments	30,156	31,332
Accounts receivable, net	18,422	20,615
Inventories, net	32,132	20,383
Prepaid expenses and other assets	6,377	5,075
Total current assets	139,218	151,763
Long-term investments	4,271	2,298
Deferred tax assets, net	11,214	11,421
Property and equipment, net	18,724	20,361
Operating lease, right of use asset	13,510	14,653
Goodwill and other intangible assets	12,819	12,827
Other assets, non-current	365	367
Total assets	$200,121	$213,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,931	$909
Accrued expenses and other liabilities	11,319	13,994
Lease liabilities	1,552	1,564
Contract liabilities	2,157	3,318
Total current liabilities	16,959	19,785
Lease liabilities, non-current	13,732	14,879
Other liabilities, non-current	127	247
Total liabilities	30,818	34,911
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	64	64
Additional paid-in capital	202,807	195,593
Accumulated other comprehensive loss	(509)	(149)
Treasury stock	(80,486)	(53,832)
Retained earnings	47,427	37,103
Total stockholders’ equity	169,303	178,779
Total liabilities and stockholders’ equity	$200,121	$213,690

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 1

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Revenue	$30,462	$20,781	$83,300	$70,328
Cost of revenue	9,417	6,089	25,835	22,251
Gross profit	21,045	14,692	57,465	48,077

Operating expenses:
General and administrative	7,608	5,853	21,155	18,641
Sales and marketing	4,703	2,996	11,916	8,236
Research and development	3,828	4,416	14,170	13,342
Total operating expenses	16,139	13,265	47,241	40,219
Income from operations	4,906	1,427	10,224	7,858

Other income (expense):
Interest income	259	36	486	179
Other non-operating (expense) income, net	(5)	1	(9)	(21)
Total other income, net	254	37	477	158
Income before income taxes	5,160	1,464	10,701	8,016
Provision for (benefit from) income taxes	371	393	377	(990)
Net income	$4,789	$1,071	$10,324	$9,006

Net income per share:
Basic	$0.09	$0.02	$0.18	$0.16
Diluted	$0.08	$0.02	$0.18	$0.15

Number of shares used in per share calculations:
Basic	55,881	57,026	56,291	57,053
Diluted	57,372	58,709	57,708	58,785

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 2

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$4,789	$1,071	$10,324	$9,006
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	34	(20)	38	(40)
Unrealized loss on investments	(28)	(13)	(398)	(99)
Total other comprehensive (loss) income, net of tax	6	(33)	(360)	(139)
Comprehensive income	$4,795	$1,038	$9,964	$8,867

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 3

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except shares)
Common stock
Beginning balance	$64	$63	$64	$62
Issuance of common stock, net	—	—	—	1
Ending balance	64	63	64	63

Additional paid-in capital
Beginning balance	200,129	191,087	195,593	179,161
Issuance of common stock, net	1,259	242	2,244	8,938
Stock-based compensation	1,419	1,235	4,970	4,465
Ending balance	202,807	192,564	202,807	192,564

Accumulated other comprehensive loss
Beginning balance	(515)	(53)	(149)	53
Other comprehensive (loss) income
Foreign currency translation adjustments	34	(20)	38	(40)
Unrealized loss on investments	(28)	(13)	(398)	(99)
Total other comprehensive (loss) income, net	6	(33)	(360)	(139)
Ending balance	(509)	(86)	(509)	(86)

Treasury stock
Beginning balance	(80,455)	(42,040)	(53,832)	(30,486)
Common stock repurchased	(31)	(5,602)	(26,654)	(17,156)
Ending balance	(80,486)	(47,642)	(80,486)	(47,642)

Retained earnings
Beginning balance	42,638	30,769	37,103	22,834
Net income	4,789	1,071	10,324	9,006
Ending balance	47,427	31,840	47,427	31,840

Total stockholders’ equity	$169,303	$176,739	$169,303	$176,739

Common stock issued (shares)
Beginning balance	63,935,378	63,267,293	63,544,419	61,798,004
Issuance of common stock, net	196,110	31,690	587,069	1,500,979
Ending balance	64,131,488	63,298,983	64,131,488	63,298,983

Treasury stock (shares)
Beginning balance	8,146,859	6,112,873	6,721,153	5,455,935
Common stock repurchased	1,653	295,728	1,427,359	952,666
Ending balance	8,148,512	6,408,601	8,148,512	6,408,601

Total common stock outstanding (shares)	55,982,976	56,890,382	55,982,976	56,890,382

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 4

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$10,324	$9,006
Adjustments to reconcile net income to cash provided by (used in) operating activities
Stock-based compensation	5,101	4,574
Depreciation and amortization	4,946	4,141
Amortization of premiums and discounts on investments	647	340
Deferred income taxes	207	(1,063)
Other non-cash adjustments	235	161
Changes in operating assets and liabilities:
Accounts receivable, net	2,208	(1,274)
Contract assets	(398)	1,892
Inventories, net	(11,848)	(8,874)
Prepaid and other assets	(461)	(1,097)
Accounts payable	1,121	2,739
Accrued expenses and other liabilities	(4,617)	(3,132)
Contract liabilities	(1,197)	(119)
Net cash provided by operating activities	6,268	7,294
Cash flows from investing activities:
Maturities of marketable securities	34,107	20,686
Purchases of marketable securities	(35,964)	(43,339)
Capital expenditures	(2,999)	(4,899)
Proceeds from sales of fixed assets	734	5
Net cash used in investing activities	(4,122)	(27,547)
Cash flows from financing activities:
Net proceeds from issuance of common stock	2,244	8,939
Repurchase of common stock	(26,654)	(17,156)
Net cash used in financing activities	(24,410)	(8,217)
Effect of exchange rate differences on cash, cash equivalents and restricted cash	38	(40)
Net change in cash, cash equivalents and restricted cash	(22,226)	(28,510)
Cash, cash equivalents and restricted cash, beginning of year	74,461	94,358
Cash, cash equivalents and restricted cash, end of period	$52,235	$65,848

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 5

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Description of Business and Significant Accounting Policies

Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company” or “Energy Recovery”) designs and manufactures solutions that make industrial processes more efficient and sustainable. Leveraging the Company’s pressure exchanger technology, which generates little to no emissions when operating, the Company’s solutions lower costs, save energy, reduce waste and minimize emissions for companies across a variety of industrial processes. As the world coalesces around the urgent need to address climate change and its impacts, the Company is helping companies reduce their energy consumption in their industrial processes, which in turn, reduces their carbon footprint. The Company believes that its customers do not have to sacrifice quality and cost savings for sustainability and is committed to developing solutions that drive long-term value – both financial and environmental. The Company’s solutions are marketed, sold in, or developed for, the fluid-flow and gas markets, such as seawater and industrial wastewater desalination, natural gas, chemical processing and refrigeration systems, under the trademarks ERI®, PX®, Pressure Exchanger®, PX® Pressure Exchanger® (“PX”), Ultra PX™, PX G1300™, PX G™, PX PowerTrain™, IsoBoost™, AT™, and Aquabold™. The Company owns, manufactures and/or develops its solutions, in whole or in part, in the United States of America (the “U.S.”).

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

The September 30, 2022 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022 (the “2021 Annual Report”).

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

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 6

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Although there has been uncertainty and disruption in the global economy, supply chain and financial markets, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 2, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. The Company undertakes no obligation to update publicly these estimates for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies in Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” in the 2021 Annual Report.

Recently Adopted Accounting Pronouncement

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

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 7

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

Sales and usage-based taxes are excluded from revenues. See Note 9, “Segment Reporting,” for further discussion related to the Company’s segments.

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Product type
PXs, pumps and turbo devices, and other	$30,462	$—	$30,462	$83,191	$109	$83,300

Primary geographical market
Middle East and Africa	$16,722	$—	$16,722	$53,629	$79	$53,708
Asia	8,168	—	8,168	17,771	—	17,771
Americas	3,156	—	3,156	6,951	30	6,981
Europe	2,416	—	2,416	4,840	—	4,840
Total revenue	$30,462	$—	$30,462	$83,191	$109	$83,300

Channel
Megaproject	$17,347	$—	$17,347	$51,178	$79	$51,257
Original equipment manufacturer	9,032	—	9,032	21,392	—	21,392
Aftermarket	4,083	—	4,083	10,621	30	10,651
Total revenue	$30,462	$—	$30,462	$83,191	$109	$83,300

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 8

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Product type
PXs, pumps and turbo devices, and other	$20,767	$14	$20,781	$70,275	$53	$70,328

Primary geographical market
Middle East and Africa	$14,825	$14	$14,839	$52,186	$53	$52,239
Asia	3,563	—	3,563	13,066	—	13,066
Americas	993	—	993	2,361	—	2,361
Europe	1,386	—	1,386	2,662	—	2,662
Total product revenue	$20,767	$14	$20,781	$70,275	$53	$70,328

Channel
Megaproject	$13,261	$14	$13,275	$50,254	$53	$50,307
Original equipment manufacturer	4,844	—	4,844	11,909	—	11,909
Aftermarket	2,662	—	2,662	8,112	—	8,112
Total revenue	$20,767	$14	$20,781	$70,275	$53	$70,328

Contract Balances

The following table presents contract balances by category.

	September 30, 2022	December 31, 2021
	(In thousands)
Accounts receivable, net	$18,422	$20,615
Contract assets, current (included in prepaid expenses and other assets)	891	493

Contract liabilities:
Contract liabilities, current	$2,157	$3,318
Contract liabilities, non-current (included in other liabilities, non-current)	52	88
Total contract liabilities	$2,209	$3,406

Contract Liabilities
The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance. The following table presents significant changes in contract liabilities during the period.

	September 30, 2022	December 31, 2021
	(In thousands)
Contract liabilities, beginning of year	$3,406	$1,640
Revenue recognized	(3,049)	(1,415)
Cash received, excluding amounts recognized as revenue during the period	1,852	3,181
Contract liabilities, end of period	$2,209	$3,406

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 9

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future Performance Obligations

As of September 30, 2022, the following table presents the future estimated revenue by year expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied.

Year Recognized	Future Performance Obligations
(In thousands)
2022 (remaining three months)	$3,660
2023	4,452
2024	7,493
Total	$15,605

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 10

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

Outstanding stock options to purchase common stock and unvested RSUs are collectively referred to as “stock awards.”

The following table presents the computation of basic and diluted net income per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Numerator
Net income	$4,789	$1,071	$10,324	$9,006

Denominator (weighted average shares)
Basic common shares outstanding	55,881	57,026	56,291	57,053
Dilutive stock awards	1,491	1,683	1,417	1,732
Diluted common shares outstanding	57,372	58,709	57,708	58,785

Net income per share
Basic	$0.09	$0.02	$0.18	$0.16
Diluted	$0.08	$0.02	$0.18	$0.15

Certain shares of common stock issuable under stock awards have been omitted from the diluted net income per common share calculations because their inclusion is considered anti-dilutive. The following table presents the weighted potential common shares issuable under stock awards that were excluded from the computation of diluted net income per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Anti-dilutive stock award shares	387	26	522	456

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 11

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

	September 30, 2022	December 31, 2021	September 30, 2021
	(In thousands)
Cash and cash equivalents	$52,131	$74,358	$65,745
Restricted cash, non-current (included in other assets, non-current)	104	103	103
Total cash, cash equivalents and restricted cash	$52,235	$74,461	$65,848

Accounts Receivable, net

	September 30, 2022	December 31, 2021
	(In thousands)
Accounts receivable, gross	$18,522	$20,732
Allowance for doubtful accounts	(100)	(117)
Accounts receivable, net	$18,422	$20,615

Inventories, net

	September 30, 2022	December 31, 2021
	(In thousands)
Raw materials	$12,751	$7,352
Work in process	3,266	3,406
Finished goods	16,832	10,274
Inventories, gross	32,849	21,032
Valuation adjustments for excess and obsolete inventory	(717)	(649)
Inventories, net	$32,132	$20,383

Inventory amounts are stated at the lower of cost or net realizable value, using the first-in, first-out method.

Prepaid Expenses and Other Assets

	September 30, 2022	December 31, 2021
	(In thousands)
Contract assets	$891	$493
Cloud computing arrangement implementation costs	881	1,041
Supplier advances	2,079	1,717
Other prepaid expenses and other assets	2,526	1,824
Total prepaid expenses and other assets	$6,377	$5,075

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 12

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill and Other Intangible Assets

	September 30, 2022	December 31, 2021
	(In thousands)
Goodwill	$12,790	$12,790
Other intangible assets, net	29	37
Total goodwill and other intangible assets	$12,819	$12,827
Goodwill
Goodwill is tested for impairment annually in the third quarter of the Company’s fiscal year or more frequently if indicators of potential impairment exist. The recoverability of goodwill is measured at the reporting unit level, which represents the operating segment.

On July 1, 2022, the Company estimated the fair value of its reporting units using both the discounted cash flow and market approaches. The forecast of future cash flows, which is based on the Company’s best estimate of future net sales and operating expenses, is based primarily on expected category expansion, pricing, market segment, and general economic conditions. The Company incorporates other significant inputs to its fair value calculations, including discount rate and market multiples, to reflect current market conditions. The analysis performed indicated that the fair value of each reporting unit that is allocated goodwill significantly exceeds its carrying value. As a result, no impairment charge was recorded during the three months ended September 30, 2022. The Company continues to actively monitor the industries in which it operates and its business performance for indicators of potential impairment.

Accrued Expenses and Other Liabilities

	September 30, 2022	December 31, 2021
	(In thousands)
Current
Payroll, incentives and commissions payable	$7,516	$10,170
Warranty reserve	910	879
Legal costs	583	317
Other accrued expenses and other liabilities	2,310	2,628
Total accrued expenses and other liabilities	11,319	13,994

Other liabilities, non-current	127	247
Total accrued expenses, and current and non-current other liabilities	$11,446	$14,241

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 13

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Investments and Fair Value Measurements

Available-for-Sale Investments

The Company’s investments in investment-grade short-term and long-term marketable debt instruments, such as corporate notes and bonds, are classified as available-for-sale. Available-for-sale investments are classified on the Condensed Consolidated Balance Sheets as either short-term and/or long-term investments.

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

		September 30, 2022				December 31, 2021
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$34,775	$—	$—	$34,775	$50,865	$—	$—	$50,865
Total cash equivalents		34,775	—	—	34,775	50,865	—	—	50,865

Short-term and long-term investments
Corporate notes and bonds – short-term	Level 2	30,536	—	(380)	30,156	31,371	—	(39)	31,332
Corporate notes and bonds – long-term	Level 2	4,446	—	(175)	4,271	2,307	—	(9)	2,298
Total short and long-term investments		34,982	—	(555)	34,427	33,678	—	(48)	33,630
Total		$69,757	$—	$(555)	$69,202	$84,543	$—	$(48)	$84,495

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 14

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

	September 30, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate notes and bonds	$34,427	$(555)	$33,630	$(48)

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 15

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — Lines of Credit

Credit Agreement

The Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (the “Credit Agreement”). The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component. Under the Credit Agreement, as of September 30, 2022, there were no revolving loans outstanding. In addition, under the LCs component, the Company utilized $16.7 million of the maximum allowable credit line of $25.0 million, which includes newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the Company’s previous Loan and Pledge Agreement with Citibank, N.A. which are guaranteed under the Credit Agreement.

On July 15, 2022, the Company and JPMC agreed to a modification of the Credit Agreement to change the indicated reference rate from LIBOR to SOFR. Changes in the Credit Agreement reference rate to SOFR did not materially change the provisions defined in the original Credit Agreement nor did this change materially affect the Company’s financial statements.
The following table presents the total outstanding LCs and SBLCs issued by the Company to our customers related to product warranty and performance guarantees.

	September 30, 2022	December 31, 2021
	(In thousands)
Outstanding letters of credit	$13,523	$13,960

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 16

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Commitments and Contingencies

Warranty

The following table presents the changes in the Company’s accrued product warranty reserve.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Warranty reserve balance, beginning of period	$897	$809	$879	$760
Warranty costs charged to cost of revenue	109	104	311	312
Utilization charges against reserve	(7)	(1)	(31)	(14)
Release of accrual related to expired warranties	(89)	(82)	(249)	(228)
Warranty reserve balance, end of period	$910	$830	$910	$830

Litigation

From time-to-time, the Company has been named in and subject to various proceedings and claims in connection with its business. The Company may in the future become involved in litigation in the ordinary course of business, including litigation that could be material to its business. The Company considers all claims, if any, on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Other than noted below, as of September 30, 2022, the Company was not involved in any material lawsuits and there were no material losses which were probable or reasonably possible.

In June 2022, Mr. Blanco, the Company’s former Senior Vice President, Sales, petitioned the Spanish court to reopen the previously closed case regarding unpaid bonus, stock options, and non-compete compensation. The Company denies any allegations of wrongdoing; however, the Company determined it was in its best interest to seek a settlement. Accordingly, an immaterial probable loss was recorded as of September 30, 2022. In October 2022, the Company settled the matter with no material impact to the financial statements.

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 17

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$371	$393	$377	$(990)
Discrete items	331	9	1,134	2,364
Provision for income taxes, excluding discrete items	$702	$402	$1,511	$1,374
Effective tax rate	7.2%	26.8%	3.5%	(12.4%)
Effective tax rate, excluding discrete items	13.6%	27.5%	14.1%	17.2%

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

For the three and nine months ended September 30, 2022, the recognized provision for income tax included benefits primarily related to the U.S. federal foreign-derived intangible income (“FDII”) and federal research and development (“R&D”) tax credit, along with a discrete tax benefit due primarily to stock-based compensation. For the three and nine months ended September 30, 2021, the recognized (benefit from)/provision for income tax included the U.S. federal R&D tax credit along with a discrete tax benefit due primarily to stock-based compensation.

The effective tax rate excluding discrete items for the nine months ended September 30, 2022, as compared to the prior year, was marginally lower largely related to the projected FDII benefit, partially offset by reduced federal R&D tax credit benefit for fiscal year 2022.

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 18

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

The following tables present a summary of the Company’s financial information by segment and corporate operating expenses.
.

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Revenue	$30,462	$—	$30,462	$83,191	$109	$83,300
Cost of revenue	9,417	—	9,417	25,817	18	25,835
Gross profit	21,045	—	21,045	57,374	91	57,465

Operating expenses
General and administrative	1,911	878	2,789	4,909	3,140	8,049
Sales and marketing	3,242	960	4,202	8,197	2,120	10,317
Research and development	1,216	2,612	3,828	3,159	11,011	14,170
Total operating expenses	6,369	4,450	10,819	16,265	16,271	32,536

Operating income (loss)	$14,676	$(4,450)	10,226	$41,109	$(16,180)	24,929

Less: Corporate operating expenses			5,320			14,705
Income from operations			$4,906			$10,224

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Revenue	$20,767	$14	$20,781	$70,275	$53	$70,328
Cost of revenue	6,089	—	6,089	22,251	—	22,251
Gross profit	14,678	14	14,692	48,024	53	48,077

Operating expenses
General and administrative	1,437	1,373	2,810	4,777	3,854	8,631
Sales and marketing	2,250	327	2,577	6,535	735	7,270
Research and development	762	3,654	4,416	1,858	11,484	13,342
Total operating expenses	4,449	5,354	9,803	13,170	16,073	29,243

Operating income (loss)	$10,229	$(5,340)	4,889	$34,854	$(16,020)	18,834

Less: Corporate operating expenses			3,462			10,976
Income from operations			$1,427			$7,858

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 19

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	**	20%	**	19%
Customer B	**	**	17%	**
Customer C	**	**	**	16%
Customer D	29%	**	15%	**
Customer E	**	25%	**	12%

**    Zero or less than 10%.

The following table presents the Emerging Technologies segment customers that account for 10% or more of the Company’s Emerging Technologies segment revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	**	100%	72%	100%
Customer B	**	**	28%	**

**    Zero or less than 10%.

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 20

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

The following table presents the share repurchase activities under the March 2021 Authorization as of September 30, 2022.

	Number of Shares Purchased	Average Price Paid per Share(1)	Plan Activity
			(In thousands)
March 2021 Authorization			$50,000
Repurchases under March 2021 Authorization	2,692,577	$18.55	(50,000)
Remaining amount under March 2021 Authorization			$—

(1)    Excluding commissions

On July 1, 2022, the Company concluded all share repurchases under the March 2021 Authorization. As of September 30, 2022, the Company has repurchased 8,148,512 shares of its common stock at an aggregate cost of $80.5 million under all of its share repurchase programs.

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 21

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

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 22

Quarterly Highlights

In September 2022, we announced awards totaling $12.6 million to supply our PX ERDs and an array of pumps to support SWRO desalination facilities in North Africa. We expect all orders under this award to be fulfilled by the end of 2022.

In September 2022, we released our third annual Environmental, Social, and Governance (“ESG”) report, which details our efforts to accelerate the environmental sustainability of our customers’ operations and enhance the management of ESG issues in our own operations. The report provides examples and data illustrating our products’ positive environmental impacts across the industries where we operate. We understand the importance of being a responsible corporate citizen and believe our ESG program provides us with a strategic roadmap to become a more sustainable and resilient business. Our ESG report outlines our ESG goals and aligns to leading sustainability frameworks and reporting standards, including the Sustainability Accounting Standards Board as well as select disclosures from the Global Reporting Initiative and the United Nations Sustainable Development Goals. Our complete 2021 ESG report can be found on our website at: https://ir.energyrecovery.com/websites/energyrecover/English/6500/esg-at-energy-recovery.html#. The foregoing link to our 2021 ESG report is an inactive textual reference, and the 2021 ESG report is not incorporated by reference into, and is not a part of, this Form 10-Q.

During the third quarter, we successfully installed and commissioned our PX G1300™ fully integrated with the carbon dioxide (“CO2“) refrigeration rack for Vallarta Supermarkets in California.

In October 2022, we announced the launch of the PX Q400 pressure exchanger, the next evolution of our industry-leading PX pressure exchanger technology. The PX Q400 is the new flagship solution in our PX family of products and we expect it to be the highest-performing and highest-capacity PX available for SWRO and IWW facilities.

Key advantages of the PX Q400 are:

•Highest average efficiency compared to other PX technology products;
•At 400 gallons per minute, it is the highest capacity PX yet, which results in 25% fewer energy recovery devices compared to the PX Q300 (depending on plant size);
•Less than 3% volumetric mixing; and
•Offers the lowest projected life cycle cost of any energy recovery device for SWRO desalination.

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 23

Results of Operations

A discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, is presented below.

Revenue

Variability in revenue from quarter to quarter is typical, therefore year-on-year quarterly and year-to-date comparisons are not necessarily indicative of the trend for the full year due to these variations. In addition, there is no specific seasonality in our revenues to highlight that occurs throughout a calendar year.

Revenues by channel customers are presented in the following tables.

	Three Months Ended September 30,
	2022		2021
	$	% of Revenue	$	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$17,347	57%	$13,275	64%	$4,072	31%
Original equipment manufacturer	9,032	30%	4,844	23%	4,188	86%
Aftermarket	4,083	13%	2,662	13%	1,421	53%
Total revenue	$30,462	100%	$20,781	100%	$9,681	47%

	Nine Months Ended September 30,
	2022		2021
	$	% of Revenue	$	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$51,257	62%	$50,307	71%	$950	2%
Original equipment manufacturer	21,392	26%	11,909	17%	9,483	80%
Aftermarket	10,651	12%	8,112	12%	2,539	31%
Total revenues	$83,300	100%	$70,328	100%	$12,972	18%

The Megaproject (“MPD”) channel has been the main driver of our long-term growth as revenue from this channel benefits from the growing number of projects as well as an increase in the capacity of these projects. The higher revenues for the three months ended September 30, 2022, were due primarily to higher shipments of PXs; while shipments for the nine months ended September 30, 2022 were similar to the prior year. Comparative differences over the prior year’s revenue are subject to timing of delivery of PXs, which is dependent on the MPD shipment cycle which is project specific.

The Original Equipment Manufacturer (“OEM”) channel, where we sell into a number of industries, including tourism and hospitality, contains projects of shorter duration. For the revenues in the three and nine months ended September 30, 2022, the increases in SWRO OEM revenues were due primarily to increased project sizes in Europe, America, and the Middle East and Africa regions, as well as, we believe, our customers’ reactivation of their suspended and delayed projects. In addition, in the three and nine months ended September 30, 2022, industrial wastewater revenues, accounted for 4.2% and 9.4%, respectively, of the total OEM revenues.

The Aftermarket (“AM”) channel revenues generally fluctuate from year-to-year depending on support and services rendered to our installed customer base. In the three months ended September 30, 2022, we experienced an increase in service and support, partially offset by a decrease in sales of spare parts and components. In the nine months ended September 30, 2022, we experienced increased sales of product which we believe is a result of our customers consuming their existing spare parts inventory and strategically increasing their stock of critical components in advance of greater expected water needs in the near future. The AM channel had higher year-to-date revenues related to spare parts consumption in the Middle East and Africa, Asia, and America regions.

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 24

Gross Profit and Gross Margin

Gross profit represents our revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense and manufactured components.

	Three Months Ended September 30,
	2022		2021
	$	Gross Margin	$	Gross Margin	Change in Product Gross Profit
	(In thousands, except percentages)
Gross profit and gross margin	$21,045	69.1%	$14,692	70.6%	$6,353	43.2%

	Nine Months Ended September 30,
	2022		2021
	$	Gross Margin	$	Gross Margin	Change in Product Gross Profit
	(In thousands, except percentages)
Gross profit and gross margin	$57,465	69.0%	$48,077	68.4%	$9,388	19.5%

The increase in gross profit in the three months ended September 30, 2022 was due primarily to increased sales of PXs, pumps and turbochargers in the MPD and OEM channels, partially offset by a decrease in gross margin. Gross margin decreased 150 basis points due primarily to manufacturing costs, overhead expenses and a change in product mix, partially offset by higher average selling prices of our PXs.

The increase in gross profit for the nine months ended September 30, 2022 was due primarily to increased sales of PXs, pumps and turbochargers across all channels and an increase in gross margin. Gross margin increased 60 basis points due primarily to change in average selling price, partially offset by higher manufacturing costs and overhead expenses, and product mix.

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 25

Operating Expenses

Total Operating Expenses

	Three Months Ended September 30,
	2022		2021
	$	% of Total Revenue	$	% of Total Revenue	Change
	(In thousands, except percentages)
General and administrative	$7,608	25%	$5,853	28%	$1,755	30%
Sales and marketing	4,703	15%	2,996	14%	1,707	57%
Research and development	3,828	13%	4,416	21%	(588)	(13%)
Total operating expenses	$16,139	53%	$13,265	64%	$2,874	22%

General and Administrative Expenses. The increase in general and administrative (“G&A”) expenses was due primarily to higher period costs incurred in preparation for future growth along with an increase in on-going administrative costs. These higher period costs include an increase in compensation costs, share-based compensation expense, and travel and consultant costs.
Sales and Marketing Expenses. The increase in sales and marketing (“S&M”) expenses was due primarily to our marketing efforts in the Water channel which has resulted in higher compensation costs, share-based compensation expense and travel costs.

Research and Development Expenses. The decrease in R&D expenses was due primarily to lower depreciation expense related to the disposal of fixed assets in the second quarter of 2022, and employee severance costs, both related to our decision to cease the VorTeq™ commercialization efforts.

	Nine Months Ended September 30,
	2022		2021
	$	% of Revenue	$	% of Revenue	Change
	(In thousands, except percentages)
General and administrative	$21,155	25%	$18,641	27%	$2,514	13%
Sales and marketing	11,916	14%	8,236	12%	3,680	45%
Research and development	14,170	17%	13,342	19%	828	6%
Total operating expenses	$47,241	57%	$40,219	57%	$7,022	17%

General and Administrative Expenses. The increase in G&A expenses was due primarily to higher third quarter period costs incurred in preparation for future growth along with an increase in on-going administrative costs. These higher third quarter period costs include an increase in compensation costs, share-based compensation expense, and travel and consultant costs.

Sales and Marketing Expenses. The increase in S&M expenses was due primarily to our marketing efforts in the Water channel which has resulted in higher compensation costs, travel costs, share-based compensation expense, and marketing-related costs, such as trade shows fees, arrangement costs and marketing material costs.

Research and Development Expenses. The increase in R&D expenses was due primarily to higher depreciation expense related to the disposal of fixed assets in the second quarter of 2022 and employee severance costs, both related to our decision to cease the VorTeq commercialization efforts, and an increase in consulting and testing-related costs. This increase was partially offset by lower employee-costs, such as compensation costs and share-based compensation expense.

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 26

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

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
Operating expenses
General and administrative	$1,911	$878	$4,819	$7,608	$1,437	$1,373	$3,043	$5,853
Sales and marketing	3,242	960	501	4,703	2,250	327	419	2,996
Research and development	1,216	2,612	—	3,828	762	3,654	—	4,416
Total operating expenses	$6,369	$4,450	$5,320	$16,139	$4,449	$5,354	$3,462	$13,265

Water Segment. The increase in the Water segment operating expenses of $1.9 million was due primarily to higher employee-related costs, such as compensation costs, travel costs and share-based compensation expense, and litigation settlement accrual.

Emerging Technologies Segment. The decrease in the Emerging Technologies segment operating expenses of $0.9 million was due primarily to lower employee compensation, depreciation expense related to the disposal of fixed assets in the second quarter of 2022 and lower consulting and testing-related costs related to our decision to cease the VorTeq commercialization efforts. This decrease was partially offset by higher costs related to our CO2 development, such as increased employee compensation, and testing and consulting costs.

Corporate Operating Expenses. The increase of corporate operating expenses of $1.9 million was due primarily to higher employee-related costs, such as compensation costs, travel costs and share-based compensation expense, and an increase in administrative costs.

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
Operating expenses
General and administrative	$4,909	$3,140	$13,106	$21,155	$4,777	$3,854	$10,010	$18,641
Sales and marketing	8,197	2,120	1,599	11,916	6,535	735	966	8,236
Research and development	3,159	11,011	—	14,170	1,858	11,484	—	13,342
Total operating expenses	$16,265	$16,271	$14,705	$47,241	$13,170	$16,073	$10,976	$40,219

Water Segment. The increase in the Water segment operating expenses of $3.1 million was due primarily to an increase in employee-related costs, such as compensation costs, travel costs and share-based compensation expense, testing-related costs, and litigation settlement accrual.

Emerging Technologies Segment. The increase of the Emerging Technologies segment operating expenses of $0.2 million was due primarily to a higher depreciation expense related to the disposal of fixed assets in the second quarter of 2022, and employee severance costs, partially offset by lower employee compensation and employee-related costs related to our decision to cease the VorTeq commercialization efforts. This decrease was partially offset by higher costs related to our CO2 development, such as increased employee compensation and employee-related costs, and consulting and testing costs.

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 27

Corporate Operating Expenses. The increase of the corporate operating expenses of $3.7 million was due primarily to an increase in employee-related costs, such as compensation costs, travel costs and share-based compensation expense, higher administrative costs and an increase in equipment depreciation expense.

Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Interest income	$259	$36	$486	$179
Other non-operating expense, net	(5)	1	(9)	(21)
Total other income, net	$254	$37	$477	$158

The increase in Total other income, net in the three and nine months ended September 30, 2022, compared to the prior year, was due primarily to higher interest income related to increased investments in investment-grade marketable debt instruments as well as higher interest rates achieved on these investments.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$371	$393	$377	$(990)
Discrete items	331	9	1,134	2,364
Provision for income taxes, excluding discrete items	$702	$402	$1,511	$1,374
Effective tax rate	7.2%	26.8%	3.5%	(12.4%)
Effective tax rate, excluding discrete items	13.6%	27.5%	14.1%	17.2%

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

For the three and nine months ended September 30, 2022, the recognized provision for income tax included a benefit primarily related to the United States of America (the “U.S.”) federal foreign-derived intangible income (“FDII”) deduction as we expect to utilize all of our net operating loss (“NOL”) carryforwards in fiscal year 2022 due to our projected income exceeding the amount of NOL carryforwards, and federal R&D tax credits, along with a discrete tax benefit due primarily to stock-based compensation. For the three and nine months ended September 30, 2021, the recognized (benefit from)/provision for income tax included the U.S. federal R&D tax credit along with a discrete tax benefit due primarily to stock-based compensation.

The annual effective tax rate excluding discrete items was marginally lower than the prior year largely related to the projected FDII benefit, partially offset by reduced federal R&D tax credit benefit for fiscal year 2022.

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 28

Liquidity and Capital Resources

Overview

From time-to-time, management and our Board of Directors review our liquidity and future cash needs and may make a decision on (1) the return of capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing. As of September 30, 2022, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $52.1 million; (ii) investment-grade short-term and long-term marketable debt instruments of $34.4 million that are primarily invested in corporate notes and bonds; and (iii) accounts receivable, net of allowances, of $18.4 million. As of September 30, 2022, there were unrestricted cash and cash equivalents of $1.1 million held outside the U.S. We invest cash not needed for current operations predominantly in investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed. Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future. We believe the risk of this portfolio to us is in the ability of the underlying companies to cover their obligations at maturity, not in our ability to trade these securities at a profit. Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.

Credit Arrangements

We entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (“Credit Agreement”) to provide us with additional capital to fuel our growth and expansion into emerging markets utilizing our pressure exchanger technology. The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component. Upon entering into the Credit Agreement, we terminated the existing Loan and Pledge Agreement dated January 27, 2017 with Citibank, N.A. (“Loan and Pledge Agreement”). As of September 30, 2022, we were in compliance with all covenants under the Credit Agreement.

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

Under the Credit Agreement, as of September 30, 2022, there were no revolving loans outstanding. In addition, as of September 30, 2022, under the LCs component, we utilized $16.7 million of the maximum allowable credit line of $25.0 million, which included newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the Company’s previous Loan and Pledge Agreement, which are guaranteed under the Credit Agreement.
As of September 30, 2022, all of the issued and unexpired SBLCs issued under the Loan and Pledge Agreement were covered as a LC issuance under the Credit Agreement, and together with new LC issuances under the Credit Agreement, there were $13.5 million of outstanding LCs with a weighted average remaining life of twelve months. See Note 6, “Lines of Credit,” of the Notes for further discussion related to the Credit Agreement.

Share Repurchase Program

On March 9, 2021, our Board of Directors authorized a share repurchase program (the “March 2021 Authorization”) which we may repurchase, under management’s discretion, up to $50.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock. On July 1, 2022, we concluded all share repurchases under the March 2021 Authorization. Under the March 2021 Authorization, we repurchased 2,692,577 shares of our common stock at an aggregate cost of approximately $50.0 million.

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 29

Cash Flows

	Nine Months Ended September 30,
	2022	2021	Change
	(In thousands)
Net cash provided by operating activities	$6,268	$7,294	$(1,026)
Net cash used in investing activities	(4,122)	(27,547)	23,425
Net cash used in financing activities	(24,410)	(8,217)	(16,193)
Effect of exchange rate differences on cash, cash equivalents and restricted cash	38	(40)	78
Net change in cash, cash equivalents and restricted cash	$(22,226)	$(28,510)	$6,284

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

The lower net cash provided by operating activities in the current year, compared to the net cash provided by operating activities in the prior year, was due primarily to increased planned inventory purchases and finished goods production, timing of invoices and cash collected on accounts receivables, and the timing of payments and recognition of expenses on accounts payable and accrued liabilities. The increase in inventory was according to our production forecast and intended to ensure there is sufficient raw material to mitigate supply chain issues, such as potential shipment delays related to port congestion, and/or supplier material and labor shortages, and an increase in finished goods in preparation for our shipments in the remaining months of 2022 and the first half of 2023.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to maturities and purchases of investment-grade marketable debt instruments, such as corporate notes and bonds, and capital expenditures supporting our growth. We believe our investments in marketable debt instruments are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. The lower cash used in investing activities in the current year, as compared to cash used in investing activities in the prior year, was due primarily to an increase in investment in marketable debt instruments of $22.7 million in 2021. In mid-2021, we changed our investment strategy from holding highly liquid money market funds to investing in marketable debt instruments, which provided higher interest yields.

Cash Flows from Financing Activities

Net cash used in financing activities primarily relates to the share repurchases under our board authorized share repurchase program and offset by issuance of equity from our equity incentive plans. The higher net cash used in financing activities for the current year, as compared to the net cash used in financing activities for the prior year, was due primarily to an increase of share repurchases of $9.5 million under the March 2021 Authorization and lower cash of $6.7 million from issuance of equity related to our employee equity incentive plans.

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 30

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

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 31

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

As of September 30, 2022, our investment portfolio of $34.4 million, in investment-grade marketable debt instruments, such as corporate notes and bonds, are classified as either short-term and/or long-term investments on our Condensed Consolidated Balance Sheets. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of less than seven months. As of September 30, 2022, a hypothetical 1% increase in interest rates would have resulted in a less than $0.2 million decrease in the fair value of our investments in marketable debt instruments.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 32

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 9, 2021, our Board of Directors authorized a share repurchase program (the “March 2021 Authorization”). The following table summarizes the stock repurchase activity under the March 2021 Authorization during the three months ended September 30, 2022. On July 1, 2022, we concluded all share repurchases under the March 2021 Authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publically Announced Program	Maximum Number of Shares or Approximate Dollar Value(2) That May Yet to be Purchased Under the Program
				(In thousands)
July 1 – July 31, 2022	1,653	$18.96	2,692,577	$—
August 1 – August 31, 2022	—	—	2,692,577	—
September 1 – September 30, 2022	—	—	2,692,577	—

(1)    Excluding commissions
(2)    Including commissions

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None.

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 33

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

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	November 2, 2022	By:	/s/ ROBERT YU LANG MAO
Robert Yu Lang Mao
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2022	By:	/s/ JOSHUA BALLARD
Joshua Ballard
Chief Financial Officer
(Principal Financial and Accounting Officer)

Energy Recovery, Inc. | Q3'2022 Form 10-Q | 35