Form 10-K
period 2022-12-31
Energy Recovery, Inc.
filed 2023-02-22
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

(510) 483-7370
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	ERII	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑   No  ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The aggregate market value of the voting stock held by non-affiliates amounted to approximately $1.06 billion on June 30, 2022.

The number of shares of the registrant’s common stock outstanding as of February 16, 2023 was 56,279,294 shares.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2023 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report

Forward-Looking Information

This Annual Report on Form 10-K for the year ended December 31, 2022, including Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and certain information incorporated by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

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
•our belief that the Ultra PX can accelerate adoption of RO in the growing zero liquid discharge (“ZLD”) and minimum liquid discharge (“MLD”) markets;
•our belief that the Ultra PX can help make RO the preferred treatment option to achieve ZLD and MLD requirements by enhancing RO’s affordability and efficiency compared to thermal treatment options.
•our estimate that our life-to-date installed energy recovery devices (“energy recovery devices”) have saved water desalination customers approximately $3.9 billion in energy costs and helped our customers avoid over 30 terawatt-hours of energy usage, which represents approximately a 4% reduction in the global energy consumption for potable water utilities;

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
•our belief that our hydraulic turbochargers deliver substantial savings and ease of integration into desalination systems;
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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | FLS 1

•our belief that ongoing operating costs rather than capital expenditures is the key factor in the selection of an energy recovery device solution for megaproject (“MPD”) customers;
•our estimate that MPD customer projects represent revenue opportunities from approximately $1 million to $21 million;
•our estimate that the total capital investments by MPD customers in these large-scale infrastructure projects may range between $50 million to over $1 billion;
•our belief that initial capital expenditure rather than future ongoing operating costs is the key factor in the selection of an energy recovery device solution for original equipment manufacturer (“OEM”) projects;

•our estimate that OEM customer projects represent revenue opportunities up to $1 million;
•our estimate that the total capital investments by OEM customers in these projects are typically up to $50 million;
•our belief that our PX has a competitive advantage, as compared to the Flowserve Corporation’s (“Flowserve”) DWEER product, because our devices are made with highly durable and corrosion-resistant aluminum oxide (“alumina”) ceramic parts that are designed for a life of more than 25 years, are warrantied for high efficiencies, and cause minimal unplanned downtime, resulting in lower lifecycle cost and cost-effective energy recovery solutions;

•our belief that our PX has a distinct competitive advantage over Flowserve, Fluid Equipment Development Company (“FEDCO”) and Danfoss Group’s energy recovery devices because our devices provide significantly higher energy savings, have lower lifecycle maintenance costs, and are made of highly durable and corrosion-resistant alumina ceramic parts;

•our belief that our hydraulic turbochargers compete favorably with FEDCO’s turbochargers based on efficiency, price, and because our hydraulic turbochargers have design advantages that enhance operational flexibility and serviceability;

•our belief that our pump solutions are competitive with these solutions because our pumps are developed specifically for RO desalination, are highly efficient, feature product-lubricated bearings, and are often purchased to compliment our energy recovery devices in small- to medium-sized plants;

•our belief that our pump solutions offer a competitive advantage compared to our competitors’ solutions because our energy recovery devices provide the lowest life-cycle cost and are, therefore, the most cost-effective solutions for the RO desalination application;

•our belief that leveraging our pressure exchanger technology will unlock new commercial opportunities in the future;
•our belief that sales of carbon dioxide (“CO2”) refrigeration systems will increase in response to regulations and supermarkets’ search for safe natural refrigerants;
•our belief that our pressure exchanger technology can significantly aid in the reduction of the operating costs of CO2 refrigeration systems by recycling the pressure energy of CO2 gas thereby significantly reducing the energy needed to operate these systems;

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
•our belief that the integration of Environmental, Social, and Governance (“ESG”) principles into our corporate and risk management strategies can strengthen our existing business as well as our efforts to develop new applications of pressure exchanger technology for high-pressure fluid-flow environments;

•the development of major public health concerns, including the COVID-19 outbreak or other pandemics arising globally, and the future impact of such major public health concerns, and specifically in the short-term the COVID-19 pandemic, on our business and operations;

•the timing of our receipt of payment for products or services from our customers;

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | FLS 2

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

•our expectation of increased sales and marketing expenditures for 2023 and 2024;
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

You should not place undue reliance on these forward-looking statements. These forward-looking statements reflect management’s opinions only as of the date of the filing of this Annual Report on Form 10-K. All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part I, Item 1A, “Risk Factors,” and are based on information available to us as of February 22, 2023. We assume no obligation to update any such forward-looking statements. Certain risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are disclosed from time to time in our Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with or furnished to the Securities and Exchange Commission (the “SEC”), as well as in Part I, Item 1A, “Risk Factors,” within this Annual Report on Form 10-K.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | FLS 3

PART I

Item 1 — Business

Overview

Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “we”, “our” and “us”) designs and manufactures solutions that make industrial processes more efficient and sustainable. Leveraging our pressure exchanger technology, which generates little to no emissions when operating, our solutions lower costs, save energy, reduce waste and minimize emissions for companies across a variety of industrial processes. As the world coalesces around the urgent need to address climate change and its impacts, we are at the forefront on helping companies reduce their energy consumption in their industrial and commercial processes, which in turn, reduces their carbon footprint. We believe that our customers do not have to sacrifice quality and cost savings for sustainability and are committed to developing solutions that drive long-term value – both financial and environmental.

The original product application of our technology, the PX® Pressure Exchanger® (“PX”) energy recovery device was a major contributor to the advancement of the seawater reverse osmosis desalination (“SWRO”) process, significantly lowering the energy intensity and cost of water production globally from the application of SWRO. The PX, which we believe is the industry standard for energy recovery in the SWRO industry, is up to 98% efficient, operates with minimal maintenance, and outlasts most other components of the system in which it is incorporated. We have since introduced our technology to the fast growing industrial wastewater market, such as battery manufacturers, mining operations, and manufacturing plants that discharge wastewater with significant levels of metals and pollutants, as well as the commercial and industrial refrigeration market.

Research and development (“R&D”) has been, and remains, an essential part of our history, culture and corporate strategy. Since our formation, we have developed leading technology and engineering expertise through the evolution of our pressure exchanger technology, which can enhance environmental sustainability and improve productivity by reducing waste and energy consumption in pressurized fluid-flow systems. This versatile technology works as a platform to build product applications and is at the heart of many of our products. In addition, we have engineered and developed ancillary devices, such as our hydraulic turbochargers and circulation booster pumps that complement our energy recovery devices.

As discussed further under the Research, Development and Technology section under Part I, Item 1 of this report, today, we are applying our core technology in new and important ways, building new products to accelerate environmental sustainability across more industries.
We have been incorporated in the state of Delaware since 2001. Our headquarters and principal R&D and manufacturing facility is located in San Leandro, California. In addition, we have manufacturing and warehouse space in Tracy, California and offices in Katy, Texas. We are a global team with sales and worldwide on-site technical support. We maintain international direct sales offices and technical support centers to service customers in Europe, Latin America, the Middle East and Asia.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 1

Environmental, Social, and Governance Program

We released our third annual Environmental, Social, and Governance (“ESG”) report, which details our efforts to accelerate the environmental sustainability of our customers’ operations and to manage ESG risks and opportunities in our own operations. We strive to be a responsible corporate citizen, and we believe our ESG program provides us with a strategic roadmap to become a more sustainable and resilient business. Our ESG report, which outlines our goals and the positive environmental impacts of our products, aligns to leading sustainability frameworks and reporting standards, including the Sustainability Accounting Standards Board as well as select disclosures from the Global Reporting Initiative, the United Nations Sustainable Development Goals, and the Task Force on Climate-related Financial Disclosures (“TCFD”). Our ESG efforts resulted in an increase in our MSCI, Inc. (“MSCI”) rating position from A to a rating of AA in April 2022, maintaining our inclusion in the MSCI ESG Leaders Indexes.

Our ESG program and goals, which we believe are highly influential to our business success, focus on four key ESG topics – Employees, Environmental & Climate Change Risks, Innovation & Opportunity and Products. These topics were identified through a materiality assessment that solicited internal and external stakeholder perspectives. Since we first announced our goals and associated targets in 2021, we have made progress in all of these areas, most notably including our first full accounting of greenhouse gas (or “GHG”) emissions associated with our business. This accounting is foundational to our efforts to respond to the TCFD’s recommendations by the end of 2024, which we view as critical to our sustainability performance and to ensure that we are addressing anticipated regulations.

Employees — We recognize our success relies on our employees. We are investing in workforce health and safety and the continued development of our staff. This includes improvements, such as safety training software, and achieving the International Organization for Standardization ("ISO”) 45001 certification, an occupational health and safety standard certification. We recognize the important role each employee plays in making us a stronger and more sustainable company. To this end, we have set a goal to provide 100% of our new hires with sustainability training within three months of their hire date. We have also received the “Great Place to Work Certification” by the Great Place To Work Institute, a leader in evaluating employee experience, reflecting both a high degree of satisfaction within our workforce and our meaningful commitment to employee well-being. For more information on our employees and programs, please see Human Capital Resources below.

Environmental & Climate Change Risks — We are engaged in a comprehensive assessment to identify our short-, medium-, and long-term climate-related risks and opportunities. We expect to qualitatively describe those risks and opportunities in our next ESG report as part of our efforts to align to the TCFD’s recommendations by the end of 2024. Furthermore, in September 2022, we obtained certification to the ISO 14001 Environmental Management Standard, which is another critical component to help us manage our environmental and climate change risks in an ever-evolving landscape.

Innovation & Opportunity — Our goal is to double emissions reductions through customer usage of our products over our 2019 baseline by the end of 2025. As mentioned in our 2021 ESG report, we are well on our way, having increased our customers’ energy savings through the use of our products by nearly 40% since 2019.

Products — We are committed to delivering products our customers can trust, with high standards of quality and safety. Our goal is to maintain the historically low failure rate of our products. In addition, we measure our product quality and safety by monitoring financial impacts from warranty events and other product incidents.

Our complete 2021 ESG report and disclosures can be found on our website at: https://energyrecovery.com/about-us/environmental-social-governance/. We have included this website address only as an inactive textual reference and do not intend it to be an active link to our website.

Markets

We offer a suite of products for the desalination and industrial wastewater markets, which include municipal and industrial wastewater treatment. These products include our energy recovery devices, and high-pressure feed and recirculation booster pumps. In addition, we are also focused on applying our pressure exchanger technology to new markets and industrial verticals. For example, we have recently introduced a solution to reduce energy consumption in refrigeration and other systems that use carbon dioxide (“CO2”), an environmentally sustainable alternative to traditional hydrofluorocarbon-based systems, and, in 2022, commissioned two units based on our pressure exchanger technology platform.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 2

The PX Technology

Our success has been built on the strength of our PX using our proprietary pressure exchanger technology platform and is the center and structure of our product applications and solutions. Our highly-developed pressure exchanger technology is capable of allowing our PX to recycle pressure energy by transferring this energy from one high pressure column of fluid (liquid or gas) to a low-pressure column of fluid, while generating little to no emission during operation. This technology platform is applicable to a wide-range of industries where high pressure fluids exist, and assists in lowering operating costs while concurrently minimizing emissions and unplanned downtime.

The pressure exchanger technology is highly versatile and acts like a fluid piston, transferring liquid or gas energy ranging from operating pressures between 100 pounds per square inch (“psi”), or 7 bar, and as high as 10,000 psi, or 700 bar, through continuous batch process of pressure exchanges, with efficiencies up to 98%.

Our patented PX family of products leverages our pressure exchanger technology and includes a variety of sizes defined by the flow of the plant ranging as low as 20 gallons per minute and up to 400 gallons per minute per device; however, our customers can design their energy recovery systems to achieve unlimited capacities by installing our PX in parallel and in multiple arrays. Our technology has been deployed into the largest industrial and municipal water treatment plants in the world and, we believe, the scalability and versatility of our platform can achieve similar success in the emerging markets we are targeting.

Technology Conversion

The thermal desalination process was the dominant seawater desalination technology employed throughout the 1990s. In this process, thermal energy is used to evaporate water from heated seawater and subsequently condenses the vapor to produce pure water. Starting in the early 1990s, due to many factors including the introduction and greater usage of energy recovery devices, the process of choice for the desalination industry shifted from thermal- to membrane-based reverse osmosis (“RO”) desalination.

Over the past two decades RO desalination technology has become the predominant technology, supplanting thermal desalination technology as today’s desalination technology of choice. As water desalination plants that use the thermal desalination technology age, the industry expects the majority of these plant owners to replace their existing thermal technology with RO desalination technology. These conversions are driving new demand for RO desalination process equipment, which in turn creates demand for our products.

We also see a similar technology conversion in the industrial wastewater market. Thermal technologies have been the technology of choice for RO systems seeking to maximize the removal of industrial waste from the water used in the manufacturing process, such as in zero liquid discharge processes, where all water is recovered and contaminants are reduced to solid waste, and minimum liquid discharge processes, where near-zero liquid discharge processes produce small volumes of liquid waste. Similar to seawater desalination, thermal technologies are an energy- and cost-intensive method for cleaning water in these discharge processes, with up to fifty percent of costs typically stemming from thermal treatments. Even in treatment facilities that adopt RO, zero and minimum liquid discharge processes will still require a small amount of thermal treatment to achieve their objectives. However, leveraging the Ultra PX™ with RO will significantly lower thermal demand, saving energy and reducing emissions.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 3

Solutions

As reported in our recent ESG report, we estimated that in 2021, our life-to-date installed energy recovery devices have saved our customers approximately $3.9 billion in energy costs and helped our customers avoid approximately 30 terawatt-hours of energy usage. Our family of energy recovery devices include our PX, Ultra PX, and our line of hydraulic turbochargers and pumps.

PX, high efficiency isobaric energy recovery devices. Our PX is made of a ceramic rotor supported by a highly efficient hydrodynamic and hydrostatic bearing system. Products in this family are designed for use in a variety of RO processes within the water treatment industry, including seawater and brackish desalination, as well as industrial wastewater filtration.

Ultra PX. In 2020, we introduced the Ultra PX energy recovery device, which we believe addresses key challenges, such as energy intensity and environmental impacts, associated with treating industrial wastewater in a variety of RO applications. Designed with the pressure exchanger technology that powers our PX, the Ultra PX functions similarly to our PX but can withstand higher pressures and is designed to recover up to 60 percent of wasted energy when applied to higher pressure RO processes, reducing energy use and operating costs.

While RO adoption in industrial wastewater treatment is in its early stages, we believe our Ultra PX can help accelerate adoption of RO in the growing zero and minimum liquid discharge markets. Furthermore, we believe the Ultra PX can help make RO the preferred treatment option to achieve zero and minimum liquid discharge requirements by enhancing RO’s affordability and efficiency compared to thermal treatment options, similar to the impact of our PX in the seawater desalination market.

Hydraulic turbochargers, high efficiency centrifugal energy recovery devices. Our AT and LPT hydraulic turbochargers are used in low-pressure brackish and high-pressure seawater desalination systems and industrial wastewater treatment. Our hydraulic turbocharger product lines are highly efficient with state-of-the-art engineering in a compact configuration. We believe our hydraulic turbochargers deliver substantial savings, operational benefits, and ease of integration into systems. With custom-designed hydraulics that allow for optimum performance over a wide range of operating conditions, our turbocharger technology offers solutions to capital cost constrained single-stage RO applications, inter-stage boost applications typically found in brackish water desalination and some industrial wastewater treatment systems, as well as in the processing of natural gas.

Pumps. SWRO requires specialized high-pressure membrane feed and, in pressure exchanger applications, high-pressure circulation pumps. We manufacture and/or supply specialized high-pressure feed and circulation pumps for only a portion of the markets served by our energy recovery solutions. Our high-pressure feed pumps are designed to pressurize the membrane feed flow and overcome the osmotic pressure requirements of the feed water resulting in the production of desalinated water. Our high-pressure circulation pumps are designed to circulate and control the high-pressure flow through our PX and to compensate for small pressure losses across the membranes, PX and associated process piping.

Water Treatment

The world’s need for clean water is intensifying, driven by population growth, industrialization, rapid urbanization, and climate change. Apart from seasonal variations, the supply of fresh water generally remains fixed and is already decreasing in some geographic areas. These trends make the markets we serve, such as desalination and treatment and re-use of industrial wastewater, increasingly critical to meet growing global water demand. Our goal in these markets is to lower the costs and emissions associated with water production and treatment.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 4

Reverse osmosis is the preferred technology in the vast majority of desalination, and growing in importance in industrial wastewater applications. As the industry leader in energy recovery devices, we deliver efficient, scalable solutions for recovering otherwise wasted energy in the RO process, thereby allowing our customers to reduce their capital expenditures, as well as lower operating costs and reduce carbon emissions associated with the production of clean potable water. We also offer high-pressure multi- and single-stage centrifugal pumps designed to complement our energy recovery devices for a wide range of RO plant capacities and applications.

Desalination

In 2021, worldwide seawater desalination plants using our products produced over 28 million cubic meters of water per day (“m3/day”), enough to provide for more than 14% of the United States of America (the “U.S.”) population’s daily water needs. As water scarcity grows in communities across the globe, we are proud of our impact in enabling more affordable, sustainable access to this vital resource.

Desalination and Industrial Wastewater Process Flow
*    Incoming seawater is simultaneously routed to a high-pressure pump and the PX, allowing the customer to reduce the main high pressure pump size by 60%. Desalination and industrial wastewater process flow diagram incorporating our PX is for illustration purposes only. Actual configuration may vary.

Seawater Reverse Osmosis Desalination. Energy intensive pumps are used to pressurize feed waters with varying concentrations of salts, minerals and contaminants, which is then forced through a semi-permeable membrane to achieve the desired water quantity and quality. This process results in fresh water, suitable for potable, agricultural and industrial use and a highly concentrated and pressurized concentrate or brine stream. Rather than dissipating or “wasting” the pressure energy from the discharge brine, our PX, the most widely used energy recovery solution, can transfer the pressure energy from the high-pressure discharge stream directly to a portion of the low-pressure filtered feed water, thereby reducing the amount of flow required by the main high-pressure processes’ pumps. Our highly efficient technology can recycle this pressure energy at efficiencies up to 98%. This results in a more efficient process as the size of the high-pressure pumps are greatly reduced, no longer need to be sized for full membrane feed flow, and are now re-sized for the permeate flow, thus reducing the energy usage by up to 60%. As a result, our PXs have helped make seawater desalination an economically viable and more sustainable option in the production of potable water.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 5

Brackish Water Reverse Osmosis Desalination. The brackish RO process is similar to that of seawater. Brackish water typically has lower salt, mineral and contaminant content than seawater, therefore, fewer solids need to be removed and less energy is expended on pressurizing the feed water. Due to the lower cost and available pressure energy involved, our low pressure PX and hydraulic turbochargers generally have characteristics more applicable to the brackish process. The amount of salts in the feed water will ultimately determine the system design and operating conditions which, in turn, will drive decisions related to the specification or type of energy recovery device to be employed, if any.

Seawater and brackish desalination have been our primary markets for revenue generation. These markets range from small, decentralized desalination plants, such as those used in cruise ships and resorts, to large-scale (“mega”) project desalination plants, defined as those which produce over 50 thousand m3/day. Because of the geographical location of many significant water desalination projects, geopolitical and economic events can influence the timing of expected projects. We anticipate that markets traditionally not associated with desalination, such as the U.S. and China, will inevitably develop and provide further revenue growth opportunities.

Both seawater and brackish market opportunities are represented by newly constructed water treatment (“greenfield”) projects, and existing water treatment (“brownfield”) projects. These opportunities include retrofits, upgrades and plant expansions, that either operate without an energy recovery device(s) or utilize alternative energy recovery device technologies. The greenfield market has been the key market for our water business and represents large scale projects that are typically public in nature and involve a formal tendering process; while smaller projects, which are not as common and which may be private in nature, may or may not involve a formal tendering process. Typical brownfield facilities face higher energy consumption and reduced plant availability due to legacy technologies and include improvements to existing operations, equipment upgrades and potential expansions of existing capacity.

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

Industrial Wastewater

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 6

Energy Recovery Devices Utilized During Each Stage in the Treatment Train

Reverse Osmosis
Brine Concentration
Industrial Wastewater
Low Pressure RO
High Pressure RO
Ultra-High Pressure RO
Thermal Process
Turbo or Low Pressure PX
Turbo or PX
Ultra PX
Energy Recovery Solutions
energy recovery

The industrial wastewater market covers a wide range of industries and geographies. As governments across the globe increase their focus on water conservation and reuse, and limiting the amount of pollution, they are establishing more stringent requirements for wastewater treatment to maximize water recovery, including zero and minimum liquid discharge regulations.

Zero or minimum liquid discharge applications are being observed in countries throughout the world with China and India leading the way. We expect this trend to continue to expand as we observe the implementation of regulations on the discharge of industrial wastewater effluents as the world responds to the growing gap between water availability and water demand while focusing on decreasing and/or eliminating pollution from these industries.

Many companies are also under pressure from investors and other stakeholders to adopt more sustainable water reuse practices and to reduce their reliance on existing water resources. Sectors such as automotive, including electric vehicles, chemicals, pulp and paper, textiles, semiconductors, and other heavy industries are often large polluters and/or water consumers. Their water usage can compete with municipal and agricultural water resources, further straining potable water supply in areas already struggling with water scarcity.

A variety of RO technologies may be utilized in the industrial wastewater applications where our energy recovery solutions may be utilized. Such processes are typically multi-staged, with each stage increasing in pressure as the wastewater is filtered to recover clean water from a wastewater stream and concentrate pollutants to a level where they can be economically utilized or safely disposed, rather than discharged into waterways. Our energy recovery solutions can be applied to each of these stages: our hydraulic turbochargers and low-pressure PX technologies at pressures below 400 psi; our flagship PX at pressures between 400-1200 psi; and our Ultra PX at pressures between 1200-1800 psi.

We have a full suite of products to serve the various process stages in industrial wastewater treatment. Some treatment plants seek to concentrate the dissolved pollutants to an extent that they produce very little or no discharge of pollutants. These treatment facilities are often associated with the mineral extraction, mining, textile, pulp and paper, power generation, and chemical manufacturing industries.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 7

Project Channels

We separate our sales into three distinct channels due to financial and other commercial and technical aspects of the projects. We identify these sales channels as megaproject (“MPD”), original equipment manufacturers (“OEM”) and aftermarket (“AM”).

Megaproject. MPD customers are major firms that develop, design, build, own and/or operate large-scale desalination plants with capacities greater than 50 thousand m3/day. A majority of our water treatment revenue comes from these customers. Our MPD customers have the required desalination expertise to engineer, undertake procurement for, construct, and sometimes own and operate, large-scale desalination plants or megaprojects. Due to the project structures and capacities of these megaprojects, ongoing operating costs and life cycle costs, rather than the initial capital expenditures are the key factor in the MPD customers’ selection of an energy recovery device solution. As such, MPD customers most often select our PX, which we believe offers market-leading value with the highest technological and economic benefit. We work with our MPD customers to specify and optimize our PX solutions for their plant designs. The average time between project tender and shipment ranges from 16 to 36 months, or more. Each megaproject represents revenue opportunities ranging from approximately $1 million to $21 million. We estimate that the total capital investments by MPD customers in these large-scale infrastructure projects may range between $50 million to over $1 billion.

Original Equipment Manufacturer. OEM customers are companies that supply equipment, packaged systems, and various operating and maintenance solutions for small to medium-sized desalination and industrial wastewater plants, utilized by commercial and industrial entities, as well as national, state and local municipalities worldwide. We sell to our OEM customers a broad set of our products, including our PX, hydraulic turbochargers, high-pressure pumps and circulation booster pumps, and associated services. OEM projects comprise plants processing up to 50 thousand m3/day, such as those located in local municipalities, hotels and resorts, power plants, cruise ships, agricultural sectors, and other industrial sites. In addition, these OEM customers purchase our solutions for mobile, decentralized “quick water” or emergency water solutions. Unlike megaprojects, OEM projects are smaller in scope and, as such, the initial capital expenditure, rather than future ongoing operating costs, is often more of a factor in selection of an energy recovery device solution in desalination. Accordingly, we sell not only our PX, but also our hydraulic turbochargers, which offer a lower cost alternative to our PX. The typical OEM project timeline from project tender to shipment ranges from one to 16 months. Each OEM project typically represents revenue opportunities up to $1 million. We estimate that the total capital investments by OEM customers in these projects are typically up to $50 million.

Aftermarket. AM customers are desalination or industrial wastewater plant owners and/or operators who can utilize our technology to upgrade or keep their plant running, and usually have our solutions installed and in operation. We provide spare parts and repair services, field services and various commissioning activities. We leverage our industry expertise in supporting our existing installed base to ensure that our energy recovery solutions are being operated effectively and efficiently in order to maximize plant availability and overall profitability of the facility operations, as required by our industry partners and customers.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 8

Global Installations of Energy Recovery’s Energy Recovery Solutions

A significant portion of our revenue is from outside of the U.S. Additional segment and geographical information regarding our product revenue is included in Note 2, “Revenue,” Note 9, “Segment Reporting,” and Note 10, “Concentrations,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K (the “Notes”).

Competition

The market for energy recovery devices, high-pressure pumps, and circulation booster pumps, is competitive. As the demand for fresh water increases and the market expands, we expect competition to persist and intensify. We have three main competitors for our products: Flowserve Corporation (“Flowserve”); Fluid Equipment Development Company (“FEDCO”); and Danfoss Group (“Danfoss”). We believe our solutions offer a competitive advantage compared to our competitors’ solutions because our energy recovery devices provide the lowest life-cycle cost and are, therefore, the most cost-effective solutions for the RO desalination application.

In the market for megaprojects, our PX competes primarily with Flowserve’s DWEER product. We believe our PX has a competitive advantage, as compared to the DWEER product, because our devices (1) are made with highly durable and corrosion-resistant aluminum oxide (“alumina”) ceramic parts that are designed for a life of more than 25 years, (2) are warrantied for high efficiencies, and (3) cause minimal unplanned downtime, resulting in lower lifecycle cost and cost-effective energy recovery solutions. Additionally, our PX offers optimum scalability with a quick startup, as well as no scheduled maintenance.

In the market for small- to medium-sized desalination plants and numerous industrial wastewater market verticals, our energy recovery solutions compete with certain Flowserve, FEDCO and Danfoss products. We believe that our PX has a distinct competitive advantage over our competitor’s solutions because our devices provide significantly higher energy savings, have lower lifecycle maintenance costs, and are made of highly durable and corrosion-resistant alumina ceramic parts. We also believe, our products outperform our competition with respect to quality, flexibility, and durability. This is represented by our unmatched list of references (i.e., installed capacity). Our hydraulic turbochargers compete with FEDCO’s turbochargers based on efficiency, price, and because our hydraulic turbochargers have design advantages that enhance operational flexibility and serviceability. Both Flowserve and Danfoss have launched new energy recovery devices in 2022.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 9

In the applicable market and flow ranges that we serve for high-pressure pumps and circulation pumps, our solutions compete with pumps manufactured by Danfoss, FEDCO, Flowserve, KSB Aktiengesellschaft, Torishima Pump Mfg. Co., Ltd., Sulzer Pumps, Ltd., and other companies. We believe that our pump solutions are competitive with these solutions because our pumps are developed specifically for RO desalination, are highly efficient, feature product-lubricated bearings, and are often purchased to compliment our energy recovery devices in small- to medium-sized plants.

Seasonality

There is no specific seasonality to highlight that occurs throughout a calendar year. We often experience substantial fluctuations in product revenue from quarter-to-quarter and from year-to-year primarily due to the timing and execution of our MPD shipments, which vary from year to year.

Emerging Technologies

Today, we are leveraging our pressure exchanger technology platform to develop novel product applications and diversify into new industries. We continue to push the limits of what our core pressure exchanger technology can do, which we believe will unlock new commercial opportunities in the future.

CO2

Greenhouse gases have far-ranging environmental and health effects. Greenhouse gases cause climate change by trapping heat, and also contribute to respiratory disease from smog and air pollution, and other effects of climate change, such as extreme weather, food supply disruptions, and increased wildfires. The global refrigeration and heat pumping industries are leading contributors to greenhouse gas emissions, of which the leakage of hydrofluorocarbon refrigerants within these closed systems are the leading contributor. The refrigeration industry is the fastest growing source of greenhouse gas emissions, growing at a rate of approximately 10% to 15%. Worldwide, more than 130 countries have signed on to the Kigali Amendment which establishes a timeline for the mandated phase down of hydrofluorocarbon in both developed and developing countries. In October 2022, the U.S. Environmental Protection Agency (the “EPA”) ratified its intention to phase down the production and import of hydrofluorocarbon emissions by 85% by 2036, in accordance with the Kigali Amendment. In addition, certain states in the U.S., such as the states of California and Washington, are also adding regulations requiring supermarkets to change their refrigeration systems and the European Union is similarly moving to limit hydrofluorocarbons with supplemental regulations such as the F-Gas phase down.

All of these regulations are driving the refrigeration industry, as well as supermarket chains looking for a safer source of refrigerants, to shift to CO2, which is one of the most sustainable and safe natural refrigerants due to its low toxicity and flammability, as compared to alternative refrigerants, such as ammonia and propane. As the markets catch up to comply, we anticipate the sales of CO2 refrigeration systems to increase.

The challenge today is to make CO2 systems less costly and more efficient in order to bolster the economic case for transitioning to environmentally-friendly CO2 refrigeration, especially in warmer climates where energy consumption in a CO2 refrigeration system is much higher compared to a hydrofluorocarbon system. We believe our pressure exchanger technology can solve this challenge by reducing energy consumption and lowering the costs of CO2 systems, similar to what we have achieved in desalination and industrial wastewater applications. Our refrigeration-focused product, the PX G1300™ (“PX G”), leverages our existing ceramics, material science, and manufacturing expertise, and could eventually alter the standard refrigeration system architecture by reducing costs for retail end users such as grocery stores. The PX G reduces the energy consumption and operating costs of CO2 refrigeration systems in a broad range of operating conditions. We see this as a significant accelerator for adoption of CO2 refrigeration.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 10

Refrigeration System Gas Process Flow Incorporating Our PX G1300
*    Low pressure CO2 is simultaneously routed to a compressor and the PX G1300 which allows the customer to reduce the compressor size. Refrigeration system gas process flow diagram incorporating our PX G1300 is for illustration purposes only. Actual configuration may vary.

Manufacturing

Our products, including our PX, hydraulic turbochargers, high-pressure pumps, and circulation booster pumps, are designed, produced, assembled and tested in our facilities located in California. Our facilities include advanced ceramics manufacturing and testing equipment.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 11

We are committed to reducing the environmental impact of our operations. We recognize that as we pursue our strategy of diversified and disciplined growth, our operations and our impact on the environment, may increase. Some of the ways we currently seek to minimize our environmental impact are by reducing consumption of resources through waste management strategies, optimizing the use of renewable energy, and monitoring key environmental indicators. Our efforts to measure and manage our impact will continue to evolve as our business grows. As a commitment to the sustainability of our operations, we have received certification to ISO 14001, the international standard for environmental management systems.

Research, Development and Technology

Today our investments into R&D are focused on (1) advancing our solutions to better service historical markets, such as desalination; (2) applying our pressure exchanger technology to new markets, such as our recent entries into the industrial wastewater and CO2 markets; and (3) fundamental research into new applications of our pressure exchanger technology in existing and new verticals.

At the onset of any technology project, we set financial and commercial parameters, such as profitability and market size, to benchmark our success, including these time-based targets: (1) new technologies are expected to be viable within 12 months; (2) plan for commercialization of new products within 24 months of project inception; and (3) forecast a breakeven run rate within 36 months of inception. In addition, we consider broader implications of a new product’s impact on environmental and social issues as part of business case development.

We recognize the importance of carefully stewarding resources to support our ongoing R&D program. We maintain advanced analytical and testing capabilities to evaluate our solutions at all company sites. We have developed complex analytical tools which allow us to be less reliant on full-scale testing that is costly and often uses considerable amounts of water and consumable energy. Our advanced numerical modeling and analytical tools allow for 3-dimensional (“3D”), multi-phase, multi-physics, and multi-scale, computational fluid dynamics, fluid structure interactions, thermodynamics and system analysis. Leading-edge modeling and analytical techniques coupled with extensive state of the art experimental capabilities allow us to further refine our existing water and refrigeration technologies, as well as developing new derivatives of our pressure exchanger technology for complex systems and applications.

Our highly skilled engineering team, many of whom carry accreditation from world recognized engineering organizations, specialize in a range of technical fields critical to support our current product lines and advance our incubation initiatives, including core engineering competencies of fluid mechanics and aerodynamics, solid mechanics with expertise in computational fluid dynamics and finite element analysis, bearings design (roller-element, hydrostatic, and hydrodynamic), multi-phase flow, dynamics and controls, acoustics and vibrations, tribology, material science and coatings, pumps and turbines, turbo-machinery, and rotating equipment.

Information Technology

We rely on our information technology (“IT”) and data systems in connection with many of our business activities. As the role of technology in our business expands, so too does the importance of cybersecurity. We take protecting our brand, systems, data, intellectual property, and customer and employee information, seriously. We actively monitor and manage our data systems for security risks (e.g., cybersecurity risks), and look to mitigate these risks through enterprise-wide programs, annual employee training and vulnerability assessments. We have made, and continue to make, investments in a skilled IT workforce and critical technologies.

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

Under our enterprise-wide approach to risk management, cybersecurity is a “high-level” risk that is reported to, and overseen by, our Audit Committee of the Board of Directors, which consists of four non-employee independent directors. In addition to the enterprise-wide initiatives, we purchase cybersecurity insurance to protect against a wide range of costs that could be incurred in connection with cybersecurity-related incidents. We continually strengthen and enhance our programs and controls around people, process and technology, and apply risk-based strategies to enhance prevention, detection, and response efforts.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 12

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

We have registered the following trademarks with the United States Patent and Trademark office: “ERI,” “PX,” “PX Pressure Exchanger,” “Pressure Exchanger,” “Ultra PX,” “PX PowerTrain,” “PX G1300,” the Energy Recovery logo, and “Making Desalination Affordable.” We have also applied for and received registrations in international trademark offices.

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

As of December 31, 2022, we had 246 full-time employees, which is approximately 100% of our staffing, and include both permanent and leased employees. Our leased employees include sales and service agents worldwide, and IT support. Our employees are not unionized and we consider our relations with our employees to be good.

Our Code of Business Conduct (our “Code”) serves as a critical tool to help all of us recognize and report unethical conduct, while preserving and nurturing our culture. Our Code is reflected in our employee manual and training programs, including our policies against harassment and bullying, and the elimination of bias in the workplace, which we provide to all of our employees.

Our focus is to create an engaged employee experience, throughout the process of attracting, onboarding, developing, and retaining employees. We are committed to supporting employee development as well as providing competitive benefits and a safe workplace. Our employee engagement efforts include newsletters and all-employee town hall meetings, as well as informational meetings, which includes our executive staff meeting with small groups of employees in an informal setting, through which we aim to keep all of our employees well-informed, increase transparency and promote a culture of open communication. In addition, we provide periodic employee training and development through which we strive to educate and enhance our employee’s financial, mental, and physical wellness.

Our compensation and benefit programs are designed to recognize our employees’ contributions to value, ingenuity and business results, including variable pay, which rewards each employee for company and individual performance. In addition, all full-time employees and equivalents are included in share-based equity award grants, health and welfare benefits, including mental wellness, time-off, development programs and training, and opportunities to give back to our communities through donations of time and money.

Employee safety remains our top priority. To accomplish our safety goals, we developed and maintain company-wide policies to ensure the safety of each employee, as well as compliance with Occupational Safety and Health Administration (“OSHA”), and the internationally recognized ISO 45001 standards. For further transparency and accountability, we publicly disclose our Total Recordable Incident Rate, Near Miss Frequency Rate, Fatality Rate, and safety training completion rate, as part of our annual ESG reporting.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 13

Additional Information

Our website is www.energyrecovery.com. We also maintain an Investor Relations website as a routine channel for distribution of important information, including news releases, presentations, and financial statements (https://ir.energyrecovery.com). We intend to use our Investor Relations website as a means of complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website in addition to press releases, Securities and Exchange Commission (“SEC”) filings, and public conference calls and webcasts. Our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, in the Investor Relations section of our website, as soon as reasonably practicable after the reports have been filed with, or furnished to, the SEC. The information contained on our website or any other website is not part of this report nor is it considered to be incorporated by reference herein or with any other filing we make with the SEC. Our headquarters and primary manufacturing center is located at 1717 Doolittle Drive, San Leandro, California 94577, and our main telephone number is (510) 483-7370. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the SEC website is http://www.sec.gov. We have included this website address only as an inactive textual reference and do not intend it to be an active link to the SEC website.

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

Risks Related to our Water Segment

Our Water segment revenues largely depend on the construction of new and retrofitting of existing water treatment plants, and as a result, our operating results have historically experienced, and may continue to experience, significant variability due to volatility in capital spending, availability of project financing, project timing, execution and other factors affecting the broader water treatment industry.

We currently derive the majority of our Water segment revenues from sales of energy recovery products and services used in newly constructed, large-scale desalination plants and the retrofit of existing desalination plants, particularly in dry or drought-ridden regions of the world. The demand for our products used in the Water segment may decrease if the construction of these desalination plants or the retrofit of existing plants, declines for any reason, including, any global or regional economic downturns, worsening political or regional conditions, changing government priorities, or the impact of any global or regional conflicts.

Other factors that could affect the number and capacity of desalination plants built or the timing of their completion, include the availability of required engineering and design resources; a weak global economy; shortage in the supply of credit and other forms of financing; changes in government regulation, permitting requirements, or priorities; and reduced capital spending for water treatment solutions. Each of these factors could result in reduced or uneven demand for our products. Pronounced variability or delays in the construction of treatment plants or reductions in spending for desalination and industrial wastewater treatment, could negatively impact our Water segment sales and revenue, which in turn could have an adverse effect on our entire business, financial condition, or results of operations and make it difficult for us to accurately forecast our future sales and revenue.

In addition, the desalination industry has been experiencing a technology shift from thermal desalination to SWRO production. If this technology shift does not continue or we are unable to capture the remaining market opportunities created by this shift, our Water segment sales and revenue can be negatively impacted.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 14

Our Water segment faces competition from a number of companies that offer competing energy recovery and pump solutions. If any one of these companies produces superior technology or offers more cost-effective products, our competitive position in the market could be harmed and our profits may decline.

The market for energy recovery devices and pumps for water treatment plants is competitive and evolving. We expect competition to persist and intensify as the desalination and industrial wastewater markets continue to grow. Competitors have introduced new products in 2022, including new products from Flowserve and Danfoss that directly compete with our flagship energy recovery products. In addition, we expect new competitors to enter the market and existing competitors to introduce improvements to their existing products and additional new products that are directly competitive to our solutions. These new and improved products may be superior to our products and/or could be offered at prices that are considerably less than the cost of our products. The performance and pricing pressure of such new products could cause us to adjust the prices of certain products to stay competitive, or we may not be able to continue to win large contracts, which could adversely affect our market share, competitive position and margins. Some of our current and potential competitors may have significantly greater financial, technical, marketing, and other resources; longer operating histories; or greater name recognition. They may also have more extensive products and product lines that would enable them to offer multi-product or packaged solutions as well as competing products at lower prices or with other more favorable terms and conditions. As a result, our ability to sustain our market share may be adversely impacted, which would affect our business, product margins, operating results, and financial condition. In addition, if one of our competitors were to merge or partner with another company, the change in the competitive landscape could adversely affect our continuing ability to compete effectively.

A sustained downturn in the economy could impact the future of new, and the retrofit of, existing desalination plants, and the treatment of various industrial wastewater verticals, which could result in decreased demand for our water products and services.

The demand for our water products and services depends primarily on the continued construction of new large scale desalination plants, the retrofit of existing plants, and the construction of industrial wastewater treatment facilities, particularly in the countries that make up the Gulf Cooperation Council (“GCC”), China, and India. The recent global economic decline and armed conflicts in Ukraine may have a negative economic impact on these and other countries, which may impact the levels of spending on, timing of, and availability of project financing for new desalination and retrofit projects. The inability to secure credit or financing for these projects, may result in the postponement or cancellation of these projects, and/or change government priorities or otherwise reduce spending for water treatment projects, each of which could result in decreased demand for our products and services, which could have an adverse effect on our entire business, financial condition or results of operations.

We are subject to risks related to product defects, which could lead to warranty claims in excess of our warranty provision or result in a significant or a large number of warranty or other claims in any given year.

We provide a warranty for certain products for a period of 18 to 30 months and provide up to a five-year warranty for the ceramic components of our PX-branded products. We test our products in our manufacturing facilities through a variety of means; however, there can be no assurance that our testing will reveal latent defects in our products, which may not become apparent until after the products have been sold into the market. The testing may not replicate the harsh, corrosive, and varied conditions of the desalination and other plants in which they are installed. It is also possible that components purchased from our suppliers could break down under those conditions. Certain components of our hydraulic turbochargers and circulation booster pumps are custom-made and may not scale or perform as required in production environments. Accordingly, there is a risk that we may have significant warranty claims or breach supply agreements due to product defects. We may incur additional cost of revenue if our warranty provisions are not sufficient to cover the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, they could adversely affect our business, financial condition, and results of operations.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 15

We may not be able to successfully compete in the industrial wastewater market.

The industrial wastewater market is evolving and covers a wide range of industries and geographies and utilizes a variety of RO technologies. While our products can be a potential solution to these different applications, there is no guarantee that we will be successful in developing market adoption of our industrial wastewater products. While countries like China and India are beginning to mandate zero or minimum liquid discharge requirements for specific industries, in many parts of the world there are no regulations or minimal regulations for treating wastewater. Accordingly, end users in such areas may not be willing to implement industrial wastewater treatment at all or, if they do, may select a competitive or alternative wastewater treatment technology. Similar to the desalination market, there are many competitors and competitive products that can service industrial wastewater industries that do not include reverse osmosis or utilize our products. These competitors may have existing relationships with end users, greater name recognition or significantly greater financial, technical, marketing and other resources that may make it challenging for us to compete in this industry. As a result of the foregoing, we may not be able to successfully develop our industrial wastewater business, develop any market share, or win any large contracts, which would affect our business, operating results and financial condition.

Risks Related to our Emerging Technologies Segment

We may not be able to successfully compete in the CO2 refrigeration market.

For the past decade, the global commercial and refrigeration industry has been shifting away from hydrofluorocarbon-based refrigerants to natural refrigerants such as CO2 in response to the global hydrofluorocarbon refrigerant phase-down and subsequent environmental regulations. We introduced the PX G1300 energy recovery device for use in CO2-based refrigeration systems in 2021 and continue to work on developing market adoption of this new technology. While interest in the PX G1300 has been positive, there is no guarantee that we will be successful in generating sustained interest and broad adoption of our technology on a timeline necessary to meet our goals, or at all. The commercial and industrial refrigeration industry can be slow to adopt new technologies and alternative technologies or refrigerants may emerge, slowing the adoption of the PX G1300. In addition, we may encounter new technological challenges that we will need to solve in order to achieve adoption of the technology. The commercial refrigeration industry is also saturated with very large, established companies who have greater experience and resources than us and there are competing products and technologies that compete against the PX G1300. If we are unable to solve any technological challenges, generate and sustain sufficient interest for our CO2 refrigeration technology, we may not be able to successfully compete in the CO2 refrigeration market, which could have an adverse effect on our entire business, financial condition, or results of operation.

We may not be able to develop future new technologies successfully.

We have made a substantial investment in R&D and sales to execute on our diversification strategy into fluid flow markets, including our recent commercial refrigeration products. While we see diversification as core to our growth strategy, there is no guarantee that we will be successful in our efforts. Our model for growth is based in part on our ability to initiate and embrace disruptive technology trends, to enter new markets, both in terms of geographies and product areas, and to drive broad adoption of the products and services that we develop and market. Our competitive position and future growth depend upon a number of factors, including our ability to successfully: (i) innovate, develop and maintain competitive products, and services to address emerging trends and meet customers’ needs, (ii) defend our market share against an ever-expanding number of competitors, (iii) enhance our product and service offerings by adding innovative features or disruptive technologies that differentiate them from those of our competitors and prevent commoditization, (iv) develop, manufacture and bring compelling new products and services to market quickly and cost-effectively, (v) attract, develop and retain individuals with the requisite innovation and technical expertise and understanding of customers’ needs to develop new technologies, products and services, (vi) continue to invest in manufacturing, research and development, engineering, sales and marketing, and customer support. Any inability to execute this model for growth could damage our reputation, limit our growth, and negatively affect our operation results. In addition, profitability, if any, in new industrial verticals may be lower than in our Water segment, and we may not be sufficiently successful in our diversification efforts to recoup investments. The failure of our technologies, products or services to maintain and gain market acceptance due to more attractive offerings, or customers’ slower-than-expected adoption of and investment in our new and innovative technologies could significantly reduce our revenues or market share and adversely affect our competitive position.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 16

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

Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our energy recovery products. This education process can be time-consuming and typically involves a significant product evaluation process which is particularly pronounced when dealing with product introduction into new fluid flow industrial verticals. In our Water segment, the average sales cycle for our OEM customers, which are involved with smaller desalination plants, ranges from one to 16 months. The average Water segment sales cycle for our international MPD customers, which are involved with larger desalination plants, typically ranges from 16 to 36 months, and may exceed 36 months from time-to-time. These long sales cycles make quarter-by-quarter revenue predictions difficult and results in our expending significant resources well in advance of orders for our products.

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

We are exposed to credit risk on our trade accounts receivable, and this risk is heightened during periods when economic conditions worsen.

Some of our outstanding trade receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance. Our exposure to credit and collectability risk on our trade receivables may be higher and affected by economic and/or political instability in certain markets, and our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit risk on our trade receivables, as well as certain prepayment requirements, there can be no assurance such procedures will effectively limit our credit risk and avoid losses.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 17

We depend on a limited number of suppliers for some of our components. If our suppliers are not able to meet our demand and/or requirements, our business could be harmed.

We rely on a limited number of suppliers for vessel housings, stainless steel ports, and alumina powder for our portfolio of energy recovery devices and stainless steel castings and components for our hydraulic turbochargers and pumps. Our reliance on a limited number of manufacturers for these supplies involves several risks, including reduced control over delivery schedules, quality assurance, manufacturing yields, production costs caused by rising inflation, and lack of guaranteed production capacity or product supply. We do not have long-term supply agreements with these suppliers but secure these supplies on a purchase order basis. Our suppliers have no obligation to supply products to us for any specific period, in any specific quantity, or at any specific price, except as set forth in a particular purchase order. Our requirements may represent a small portion of the total production capacities of these suppliers, and our suppliers may reallocate capacity to other customers, even during periods of high demand for our products. We have in the past experienced, and may in the future experience, product quality issues and delivery delays with our suppliers due to factors such as high industry demand or the inability of our vendors to consistently meet our quality or delivery requirements. If our suppliers were to cancel or materially change their commitments to us or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which could harm our business, operating results, and financial condition. We may qualify additional suppliers in the future, which would require time and resources. If we do not qualify additional suppliers, we may be exposed to increased risk of capacity shortages due to our dependence on current suppliers.

Parts of our inventory may become excess or obsolete, which would increase our cost of revenues.

Inventory of raw materials, parts, components, work in-process, or finished products may accumulate, and we may encounter losses due to a variety of factors, including technological change in the water desalination, industrial wastewater and refrigeration markets that result in product changes; long delays in shipment of our products or order cancellations; our need to order raw materials that have long lead times and our inability to estimate exact amounts and types of items needed, especially with regard to the configuration of our high-efficiency pumps; and cost reduction initiatives resulting in component changes within the products.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 18

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 19

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

Our failure to maintain appropriate ESG practices and disclosures could result in reputational harm, a loss of customer and investor confidence, and adverse business and financial results.

Governments, investors, customers, and employees are enhancing their focus on ESG practices and disclosures, and expectations in this area are rapidly evolving and increasing. While we monitor the various and evolving standards and associated reporting requirements, failure to adequately maintain appropriate ESG practices that meet diverse stakeholder expectations may result in the loss of business, reduced market valuation, an inability to attract customers, and an inability to attract and retain top talent.

Climate change, or legal or regulatory measures to address climate change, may negatively affect us.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations. Physical risk resulting from acute changes, such as hurricane, tornado, wildfire or flooding, or chronic changes, such as droughts, heat waves or sea level changes, in climate patterns can adversely impact our facilities and operations and disrupt our supply chains and distribution systems. Concern over climate change can also result in new or additional legal or regulatory requirements designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment, such as taxation of, or caps on the use of, carbon-based energy. Any such new or additional legal or regulatory requirements may increase the costs associated with, or disrupt, sourcing, manufacturing and distribution of our products, which may adversely affect our business and financial statements.

We must comply with a variety of existing and future laws and regulations, such as ESG initiatives, that could impose substantial costs on us and may adversely affect our business.

Increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters. While we have certain ESG initiatives at the Company, there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust. In addition, there can be no assurance that we will be able to attain any announced goals related to our ESG program, as statements regarding our ESG goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Actual or perceived shortcomings with respect to our ESG initiatives and reporting can impact our ability to hire and retain employees, increase our customer base, or attract and retain certain types of investors. In addition, these parties are increasingly focused on specific disclosures and frameworks related to ESG matters. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could be subject to potential liability related to such information.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 20

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 21

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

Risks Related to Economic Conditions, including Inflation, the Ukraine Conflict, and Continuing COVID-19 Outbreaks

Rising inflation may result in increased costs of operations and negatively impact the credit and securities markets generally, which could have a material adverse effect on our results of operations and the market price of our common stock.

Inflation has accelerated in the U.S. and globally due in part to global supply chain issues, the Ukraine-Russia war, a rise in energy prices, and strong consumer demand as economies continue to reopen from restrictions related to the COVID-19 pandemic. An inflationary environment can increase our cost of labor, as well as our other operating costs, which may have a material adverse impact on our financial results. In addition, economic conditions could impact and reduce the number of customers who purchase our products or services as credit becomes more expensive or unavailable. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which may result in limitations on our ability to access credit or otherwise raise debt and equity capital, if needed.

Our ability to pass on such increases in costs in a timely manner depends on market conditions, and the inability to pass along cost increases could result in lower gross margins. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could reduce our profit margins and have a material adverse effect on our financial results. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in customer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our financial condition and could also have an adverse impact on our future growth. Further, increased interest rates could have a negative effect on the securities markets generally which may, in turn, have a material adverse effect on the market price of our common stock.

Uncertainty in the global geopolitical landscape and macro-economic environment may impact our operations outside the U.S.

There is uncertainty as to the position the U.S. will take with respect to world affairs. This uncertainty may include such issues as the U.S. support for existing treaty and trade relationships with other countries, including, notably, China. This uncertainty, together with other recent key global events, such as recently enacted currency control regulations and tariff regimes in or against China, ongoing terrorist activity, and potential hostilities in the Middle East, may adversely impact (i) the ability or willingness of non-U.S. companies to transact business in the U.S., including with us; (ii) our ability to transact business in other countries, including the Middle East, where many of the water megaprojects are planned; (iii) regulation and trade agreements affecting U.S. companies; (iv) global stock markets (including The NASDAQ Global Select Market Composite on which our common shares are traded); and (v) general global economic conditions. Furthermore, in connection with increasing tensions related to the ongoing conflict between Russia and Ukraine, the U.S. government has stated it is considering imposing enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. Further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, business partners or customers in the broader region. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 22

Our supply chain may be materially adversely impacted due to global events, including continuing COVID-19 outbreaks, transportation delays and the armed conflict in Ukraine.

We rely upon the facilities of our global suppliers to support our business. Our supply chain can be adversely affected by a variety of global events, including COVID-19 restrictions, transportation delays, and the armed conflict in Ukraine. As a result of these types of global events and resulting governmental and business reactions, our suppliers may not have the materials, capacity, or capability to supply our components according to our schedule and specifications. Further, there may be logistics issues, including our ability and our supply chain’s ability to quickly ramp up production, labor issues and transportation demands that may cause further delays. Supply chain constraints have intensified due to COVID-19 and may further intensify due to other global events, contributing to existing global shortages. The unavailability of any component or supplier could result in production delays, underutilized facilities, and loss of access to critical raw materials and parts for producing and supporting our tools, and could impact our ongoing capacity expansion and our ability to fulfill our product delivery obligations. If our suppliers’ operations are curtailed, we may need to seek alternate sources of supply, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. These types of disruptions and governmental restrictions may also result in the inability of our customers to obtain materials necessary for their full production, which could also result in reduced demand for our products. While disruptions and governmental restrictions, as well as related general limitations on movement around the world, are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows. Business disruptions could also negatively affect the sources and availability of components and raw materials that are essential to the operation of our business. Moreover, our customers source a range of equipment, supplies and services from other suppliers with operations around the world, and any reduction in supply capacity at those customers’ factories may reduce or even halt those customers’ projects and result in a decrease in the demand for our products.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 23

For example, the General Data Protection Regulation, which became effective in May 2018, imposes more stringent data protection requirements, and provides for significantly greater penalties for noncompliance, than the European Union laws that previously applied. Additionally, California recently enacted legislation, the California Privacy Rights Act (“CPRA”), which amends the California Consumer Privacy Act. The CPRA took effect on January 1, 2023, and will be enforced from July 1, 2023. We may be subject to additional obligations relating to personal data by contract that industry standards apply to our practices. Our actual or perceived failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our reputation, and loss of goodwill, any of which could have a material adverse effect on our operations, financial performance, and business. Further, evolving and changing definitions of personal data and personal information, including the classification of internet protocol addresses, machine identification information, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting business relationships and partnerships that may involve the sharing or uses of data, and may require significant costs, resources, and efforts in order to comply.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 24

Risks Related to Tax and Governmental Regulations

The enactment of legislation implementing changes in taxation of international business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies could materially impact our financial position and results of operations.

Our future effective tax rates could be subject to volatility or adversely affected by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, the U.S. Tax Cuts and Jobs Act (“Tax Act”) enacted in 2017, made significant changes to the taxation of U.S. business entities that may have a meaningful impact to our provision for income taxes. These changes included a reduction to the federal corporate income tax rate, the current taxation of certain foreign earnings, the imposition of base-erosion prevention measures which may limit the deduction of certain transfer pricing payments, foreign derived intangible income deductions, capitalization of R&D expenses beginning in the 2022 tax year, and possible limitations on the deductibility of net interest expense or corporate debt obligations. The U.S. Department of the Treasury continues to issue regulations that affect various components of the Tax Act. Our future effective tax rate may be impacted by changes in interpretation of the regulations, as well as additional legislation and guidance regarding the Tax Act.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act, the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. The Biden administration and Congress periodically make and propose tax law changes, some of which could have an adverse effect on our operations, cash flows and results of operations and contribute to overall market volatility. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 25

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

Risks Related to our Internal Control

Changes in the U.S. generally accepted accounting principles (“GAAP”) could adversely affect our financial results and may require significant changes to our internal accounting systems and processes.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 26

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 27

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

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

We lease approximately 171,000 square feet (“ft2”) of office and warehouse space located in San Leandro, California for product manufacturing, research and development, and executive and administrative activities under a lease that expires in 2028.

We lease 25,200 ft2 of office and warehouse space and approximately 4.5 acres of land adjacent to the office space located in Katy, Texas under a lease that expires in 2029.

We lease approximately 54,429 ft2 of office and warehouse space located in Tracy, California that supplements the existing manufacturing, warehousing and distribution of our energy recovery devices under a lease that expires in 2030.

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

Item 4 — Mine Safety Disclosures

Not applicable.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 28

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Stock Market – The NASDAQ Global Select Market Composite under the symbol “ERII.”

Stockholders

As of December 31, 2022, there were approximately 17 stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co., as one stockholder.

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

Sales of Unregistered Securities

None.

Stock Repurchase Program

Our Board of Directors has authorized various share repurchase programs since 2012. Since the initial authorization of the share repurchase programs, we have spent an aggregate $80.5 million, including commissions, to repurchase 8,148,512 shares. As of December 31, 2022, there are no active authorized share repurchase plans.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 29

Stock Performance Graph

The following graph shows the cumulative total stockholder return of an investment of $100 on December 31, 2017 in (i) our common stock, (ii) the NASDAQ Composite Index, (iii) and a peer group for the current fiscal year (“Peer Group”). Cumulative total return assumes the reinvestment of dividends, although dividends have never been declared on our stock, and is based on the returns of the component companies weighted according to their capitalization as of the end of each annual period. For each reported year, the reported dates are the last trading dates of our annual year.

The NASDAQ Composite Index tracks the aggregate total return performance of equity securities traded on the Nasdaq Stock Market. The Peer Group tracks the weighted average total return performance of equity securities of nine companies that management believes Energy Recovery, Inc. is closely aligned during the years presented. As we evolve and grow into new industries, management expects to expand or rebalance the companies within this peer group. The companies within the Peer Group are: Badger Meter, Inc.; Evoqua Water Technologies Corp.; Flowserve Corp; Franklin Electronic Co., Inc.; The Gorman-Rupp Company; Itron, Inc.; Kurita Water Industries Ltd.; Pentair plc; and Primo Water Corp. The return of each component issuer of the Peer Group is weighted according to the respective issuer’s stock market capitalization at the end of each period for which a return is indicated. Our stock price performance shown in the graph below is not indicative of future stock price performance.

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Energy Recovery, Inc., The NASDAQ Composite Index,
and Peer Group

	As of December 31,
	2017	2018	2019	2020	2021	2022
Energy Recovery, Inc.	$100.00	$76.91	$111.89	$155.89	$245.60	$234.17
NASDAQ Composite Index	100.00	96.41	133.30	192.47	235.15	158.64
Peer Group	100.00	91.91	104.87	135.47	167.89	150.25

Item 6 — [Reserved]

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 30

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

Overview

Our reportable operating segments consist of the water and emerging technologies segments. These segments are based on the industries in which the technology solutions are sold, the type of energy recovery device or other technology sold and the related solution and service or, in the case of emerging technologies, where revenues from new and/or potential devices utilizing our pressure exchanger technology can be brought to market. Other factors for determining the reportable operating segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. In addition, our corporate operating expenses include expenditures in support of the water and emerging technologies segments, as well as R&D expenditures applicable to potential future industry verticals, or enabling technologies that could benefit either or both existing business units.

2022 Highlights, Economic Conditions, Challenges, and Risks

In 2022, we remained focused on supporting our organically growing business operationally, expanding opportunities in our existing Water segment, as well as further proving out the performance of our new PX G1300 for CO2 refrigeration, all while managing our operating costs to grow prudently.

In our Water Segment, we launched the PX Q400 pressure exchanger, the next evolution of our industry-leading PX pressure exchanger technology. The PX Q400 is the new flagship solution in our PX family of products and we expect it to be the highest-performing and highest-capacity PX available for SWRO and industrial wastewater facilities. We continue to develop new products for both the desalination and industrial wastewater businesses to maintain competitiveness and expand the breadth of these markets.

In our Emerging Technologies segment, we successfully installed and commissioned the PX G1300 fully integrated with the CO2 refrigeration units in supermarkets in the U.S. and Europe and reported on initial performance in the field. In addition, we expanded our team to increase outreach to customers in the market. We also expanded marketing efforts at trade shows and conferences, and more traditional digital and print marketing, in the effort to grow awareness of the PX G1300 and Energy Recovery in this new market.

The Global Economic and Political Environment

The markets for our products are dynamic and constantly evolving. We could be faced with competitive, economic, regulatory or climate-related factors that are beyond our control.

We experienced some inflation in labor, material, freight and other overhead costs related to the manufacturing of our products in 2022, which negatively affected our margin, most notably affecting our hydraulic turbocharger and circulation booster pump product lines. Although costs had stabilized towards the end of 2022, this trend could continue in 2023 depending on events outside of our control, such as the Russia-Ukraine war, as well as political relations between countries such as China and Saudi Arabia where we do significant business.

In addition, growing uncertainty in specific emerging economies in which we sell our products remains a risk. These risks include local inflation and depreciating currencies which could affect the ability of our customers to pay outstanding invoices or purchase our products, which are generally denominated in U.S. dollars. While this effect has been nominal to date, depending on how events evolve in 2023, we could see them affect our ability to sell product in some countries in the short-term, or increased risk to some of our trade receivables. We continue to monitor these events carefully, and utilize letters of credit, prepayments and other methods to reduce our credit risk with companies in affected countries.

Our Middle East and Asia markets provide a significant portion of our total revenue. Over the long-term, demand for our energy recovery devices could become correlated to global macroeconomic and geopolitical factors, which remain uncertain. Any disruption to the economic factors and regulations in this region may adversely affect our financial results.

Refer to Part I, Item 1, “Business,” and Part I, Item 1A, “Risk Factors,” of this Form 10-K for further discussion of these trends and other risks.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 31

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2021, compared to the year ended December 31, 2020, can be found under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, which is available free of charge on the SEC’s website at http://www.sec.gov and at our investor relations website (https://ir.energyrecovery.com).

Revenues

Revenues by channel customers are presented in the following table.

	Years Ended December 31,
	2022		2021
	$	% of Revenue	$	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$81,888	65%	$75,391	73%	$6,497	9%
Original equipment manufacturer	28,858	23%	17,604	17%	11,254	64%
Aftermarket	14,845	12%	10,909	10%	3,936	36%
Total revenues	$125,591	100%	$103,904	100%	$21,687	21%

The Megaproject (“MPD”) channel has been the main driver of our long-term growth as revenue from this channel benefits from the growing number of projects as well as an increase in the capacity of these projects. The higher revenues for the year ended December 31, 2022, compared to prior year, were due primarily to higher shipments of PXs and an increase in average selling price. Comparative differences over the prior year’s revenue are subject to timing of delivery of PXs, which is dependent on the MPD project shipment cycle.

The Original Equipment Manufacturer (“OEM”) channel, where we sell into a wide variety of industries in both the desalination and industrial wastewater markets, contains projects smaller in size and of shorter duration. In the year ended December 31, 2022, compared to the prior year, desalination revenues increased 47% with key growth attributed to Asia and the Middle East and Africa markets. Growth in this channel was due primarily to an increase in projects restarting after the COVID-19 slowdown. The remaining increase was due primarily to the Asia market industrial wastewater revenues.

The Aftermarket (“AM”) channel revenues generally fluctuate from year-to-year depending on support and services rendered to our installed customer base. In the year ended December 31, 2022, as compared to prior year, we believe the increase in desalination revenues is a result of our customers consuming their existing spare parts inventory and strategically increasing their stock of critical components in advance of greater expected water needs in the near future. The AM channel revenues were higher due primarily to spare parts consumption in the Middle East and Africa, Asia, and America regions.

Concentration of Revenue

Revenues attributable to domestic and international sales as a percentage of total revenue is presented in the following table.

	Years Ended December 31,
	2022	2021
United States	1%	1%
International	99%	99%
Total product revenue	100%	100%

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 32

Revenues attributable to primary geographical markets and segment is presented in the following table.

	Years Ended December 31,
	2022			2021
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Middle East and Africa	$86,227	$94	$86,321	$78,348	$53	$78,401
Asia	24,777	—	24,777	18,639	—	18,639
Americas	8,544	34	8,578	3,264	—	3,264
Europe	5,880	35	5,915	3,600	—	3,600
Total revenues	$125,428	$163	$125,591	$103,851	$53	$103,904

The following table presents all customers accounting for 10% or more of our revenues. Although certain customers might account for greater than 10% of our revenues at any one point in time, the concentration of revenues between a limited number of large customers shifts regularly, depending on timing of shipments. The percentages by customer reflect specific relationships or contracts that would concentrate our revenue for the periods presented and does not indicate a trend specific to any one customer.

		Years Ended December 31,
	Segment	2022	2021
Customer A	Water	**	21%
Customer B	Water	15%	10%
Customer C	Water	18%	11%
Customer D	Water	**	16%
Customer E	Water	11%	**

**    Zero or less than 10%.

Gross Profit and Gross Margin

Gross profit represents our revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense and manufactured components.

	Years Ended December 31,
	2022		2021
	$	Gross Margin	$	Gross Margin	Change in Product Gross Profit
	(In thousands, except percentages)
Gross profit and gross margin	$87,356	69.6%	$71,234	68.6%	$16,122	22.6%

The increase in gross profit for the years ended December 31, 2022 was due primarily to increased shipments of PXs and an increase in gross margin. Gross margin increased 100 basis points due primarily to change in average selling price and lower variable manufacturing costs incurred, partially offset by product mix and rising material and fixed manufacturing costs.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 33

Operating Expenses

	Year Ended December 31, 2022				Year Ended December 31, 2021
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$6,936	$4,104	$17,301	$28,341	$6,342	$5,162	$13,670	$25,174
Sales and marketing	11,065	3,047	2,165	16,277	9,559	937	1,664	12,160
Research and development	4,151	13,758	—	17,909	2,589	17,480	—	20,069
Total operating expenses	$22,152	$20,909	$19,466	$62,527	$18,490	$23,579	$15,334	$57,403

Overall operating expenditures grew $5.1 million, or 9.0% for the year, which included one-time expenses and accelerated depreciation associated with the termination of VorTeq activities in June 2022 of $1.3 million. Excluding those one-time expenses, operating expenditures grew 5.9% for the year. Our operating expenditures was broadly driven by four factors:

•Investments in people to support our operations in our fast growing desalination business, as well as in support of growth in our new businesses;
•Increased investments in sales and marketing (S&M”) to drive future growth in our existing and new businesses, which includes employees, trade shows, and other sales and marketing activities;
•Inflation, especially notable in our general and administrative (“G&A”) expenses; and
•Investments in new research and development in support of our existing and new Water businesses, as well as in new products in our Emerging Market segment, in particular in CO2 refrigeration.

The total material changes of G&A, S&M and R&D operating expenses for the current year, compared to the prior year, are discussed within the following segment and corporate operating expense discussions.

Water Segment. The increase in the segment operating expenses of $3.7 million, or 19.8%, was due primarily to investments in S&M and R&D. In S&M, we expanded sales and marketing efforts by increasing spend in employee compensation and marketing and travel costs in desalination in response to an opening world post COVID-19 as well as in support of the launch of our new PX Q400 pressure exchanger, and the growth of our industrial wastewater business. In addition, we recognized a one-time litigation settlement. In R&D, we invested in the development of new products to support needs in the industrial wastewater market, as well as in continued product development for the evolving desalination market. R&D increases included higher employee compensation and testing-related costs.

Emerging Technologies Segment. The decrease of the segment operating expenses of $2.7 million, or (11.3)%, was due to lower costs related to our decision to cease the VorTeq commercialization efforts in 2022, partially offset by one-time expenses related to this cessation of activities. We continued to invest in employees in support of the development of our CO2 product roadmap, as well as in product development testing. In addition, we more than tripled S&M spend largely through increased employee compensation costs and share-based compensation as we grew the team to develop this new market. The decrease of VorTeq costs was related to lower R&D headcount and testing activities.

Corporate Operating Expenses. The increase in corporate operating expenses of $4.1 million, or 26.9%, was due primarily to higher infrastructure costs incurred as we prepare for future growth in industrial wastewater and CO2 markets, as well as continued growth in the desalination market. The increase was due primarily to an increase in G&A and S&M costs, such as an increase in headcount, higher employee-related costs, administrative costs, consulting costs, and an increase in depreciation expense related to our San Leandro, California facility improvements. These increases were partially offset by lower legal, software and licensing costs.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 34

Other Income, Net

	Years Ended December 31,
	2022	2021
	(In thousands)
Interest income	$908	$204
Other non-operating income (expense), net	334	(31)
Total other income, net	$1,242	$173

The increase in Total other income, net in the year ended December 31, 2022, compared to the prior year, was due primarily to higher interest yields on our investment-grade marketable debt instruments. Other non-operating income for the year ended December 31, 2022 was related to the sale of fixed assets.

Income Taxes

	Years Ended December 31,
	2022	2021	Change
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$2,022	$(265)	$2,287
Effective tax rate	8%	(2%)

The provision for income taxes in 2022, as compared to the benefit from income taxed in 2021, was due primarily to an increase in income from operations and lower share-based compensation tax benefits, partially offset by a tax benefit of $1.8 million related to Foreign Derived Intangible Income (“FDII”) in 2022.

The fiscal year 2022 effective tax rate included a benefit of $1.8 million related to FDII, a benefit of $1.3 million related to tax deductions from stock-based compensation related windfalls, and a benefit of $1.0 million related to U.S. federal R&D credits.

The fiscal year 2021 effective tax rate included a benefit of $2.9 million related to tax deductions from stock-based compensation related windfalls and a benefit of $1.0 million related to U.S. federal R&D credits.

See Note 8, “Income Taxes,” of the Notes for further discussion regarding further information related to our tax rate reconciliation.

Liquidity and Capital Resources

Overview

From time-to-time, management and our Board of Directors review our liquidity and future cash needs and may make a decision on (1) the return of capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing. As of December 31, 2022, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $56.4 million; (ii) investment-grade short-term and long-term marketable debt instruments of $36.5 million that are primarily invested in U.S. treasury securities, corporate notes and bonds, and municipal and agency notes and bonds; and (iii) accounts receivable, net of allowances, of $34.1 million. As of December 31, 2022, there was unrestricted cash of $0.9 million held outside the U.S. We invest cash not needed for current operations predominantly in investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed. Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future. We believe the risk of this portfolio to us is in the ability of the underlying companies to cover their obligations at maturity, not in our ability to trade these securities at a profit. Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 35

Short-term Contract Assets

As of December 31, 2022, we had $1.7 million of short-term contract assets which represents unbilled trade receivables from certain Water segment contract sales which include contractual holdback provisions, pursuant to which we will invoice the final retention payment due within the next 12 months. The customer holdbacks represent amounts intended to provide a form of security for the customer; and accordingly, these contract assets have not been discounted to present value. The retention payments with no performance conditions are recorded as trade receivables.

Credit Arrangements

We entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (“Credit Agreement”) to provide us with additional capital to fuel our growth and expansion into emerging markets utilizing our pressure exchanger technology. The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component. As of December 31, 2022, we were in compliance with all covenants under the Credit Agreement.

On July 15, 2022, the Company and JPMC agreed to a modification of the Credit Agreement to change the indicated reference rate from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”). Changes in the Credit Agreement reference rate to SOFR did not materially change the provisions defined in the original Credit Agreement nor did this change affect our financial statements.

Under the Credit Agreement, as of December 31, 2022, there were no revolving loans outstanding. In addition, as of December 31, 2022, under the LCs component, we utilized $16.7 million of the maximum allowable credit line of $25.0 million, which included newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the previous Loan and Pledge Agreement with Citibank, N.A., which are guaranteed under the Credit Agreement.
As of December 31, 2022, there was $15.5 million of outstanding LCs. These LCs had a weighted average remaining life of approximately 16 months. See Note 6, “Lines of Credit,” of the Notes for further discussion related to the Credit Agreement.

Cash Flows

	Years Ended December 31,
	2022	2021	Change
	(In thousands)
Net cash provided by operating activities	$12,631	$13,526	$(895)
Net cash used in investing activities	(6,946)	(20,563)	13,617
Net cash used in financing activities	(23,668)	(12,792)	(10,876)
Effect of exchange rate differences on cash and cash equivalents	(20)	(68)	48
Net change in cash, cash equivalents and restricted cash	$(18,003)	$(19,897)	$1,894

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

The lower net cash provided by operating activities in the current year, compared to the net cash provided by operating activities in the prior year, was due primarily to the timing of shipments late in the current year and the related increase in accounts receivable due to the timing of cash collections. In addition, although there was an increase in finished goods, our overall investment in purchases of raw materials was consistent with the prior year.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 36

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to sales, maturities and purchases of investment-grade marketable debt instruments, such as corporate notes and bonds, and capital expenditures supporting our growth. We believe our investments in marketable debt instruments are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. The lower cash used in investing activities in the current year, compared to the prior year, was due primarily to an increase in investment in marketable debt instruments of $13.9 million in 2021. In mid-2021, we changed our investment strategy from holding highly liquid money market funds to investing in marketable debt instruments, which provided higher interest yields. Capital expenditures were lower in 2022, as compared to 2021, due primarily to our investment in facility improvements in our San Leandro, California office, and facility and manufacturing capacity in our Tracy, California location, in 2021.

Cash Flows from Financing Activities

Net cash used in financing activities primarily relates to the share repurchases under our board authorized share repurchase program and offset by issuance of equity from our equity incentive plans. The higher net cash used in financing activities for the current year, as compared to the net cash used in financing activities for the prior year, was due primarily to an increase of share repurchases of $3.3 million under the March 2021 Authorization and lower cash of $7.6 million from issuance of equity related to our employee equity incentive plans.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 37

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

Stock-based Compensation

We account for share-based compensation according to U.S. GAAP relating to share-based payments, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. This guidance requires that we estimate the fair value of share-based awards on the date of grant, and recognize as expense the value of the portion of the award that is ultimately expected to vest over the requisite service period. See Note 1, “Description of Business and Significant Accounting Policies – Significant Accounting Policies, §Stock-based Compensation” and Note 12, “Stock-based Compensation,” of the Notes for further discussion of our accounting policy and stock-based compensation activities, respectively.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 38

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

Foreign Currency Risk

Our foreign currency exposures are due to fluctuations in exchange rates for the U.S. dollar (“USD”) versus the British pound, Saudi riyal, Emirati dirham, European euro, Chinese yuan, Indian rupee and Canadian dollar. Changes in currency exchange rates could adversely affect our consolidated operating results or financial position.

Our revenue contracts have been denominated in the USD. At times, our international customers may have difficulty in obtaining the USD to pay our receivables, thus increasing collection risk and potential bad debt expense. As we expand our international sales, a portion of our revenue could be denominated in foreign currencies. As a result, our cash and operating results could be increasingly affected by changes in exchange rates.

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

As of December 31, 2022, our investment portfolio of $36.5 million, in investment-grade marketable debt instruments, such as U.S. treasury securities, corporate notes and bonds, and municipal and agency notes and bonds, are classified as either short-term and/or long-term investments on our Consolidated Balance Sheets. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of less than five months. As of December 31, 2022, a hypothetical 1% increase in interest rates would have resulted in a less than $0.1 million decrease in the fair value of our investments in marketable debt instruments.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 39

Item 8 — Financial Statements and Supplementary Data

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Energy Recovery, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Recovery, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Refer to Notes 1, 2 and 10 to the financial statements

Critical Audit Matter Description

Revenue in the Company’s Water segment is recognized upon transfer of control of products which typically follows transfer of title upon shipment or delivery in accordance with International Commercial Terms. The processing and recording of the Company’s revenue transactions is a combination of automated and manual processes (i.e. the revenue transactions are recorded automatically upon invoice generation at the time of shipment, whereas the review process remains relatively manual to ensure control has properly transferred to recognize revenue) and therefore, the Company uses a precise set of procedures to ensure revenue is accurate for each transaction. For the year ended December 31, 2022, the Company recorded $125.4 million in product revenue for the Water segment.

We identified the Company’s revenue recognition processes as a critical audit matter as the Company has a significant volume of revenue transactions throughout the year and a manual process to generate accurate data to process and record revenue in line with when risk is transferred to the customers. This required an increased extent of effort to audit these revenue transactions.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 41

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
February 22, 2023

We have served as the Company’s auditor since 2018.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Energy Recovery, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Energy Recovery, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Francisco, California
February 22, 2023

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 43

ENERGY RECOVERY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands, except shares and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$56,354	$74,358
Short-term investments	33,479	31,332
Accounts receivable, net	34,062	20,615
Inventories, net	28,366	20,383
Prepaid expenses and other assets	5,606	5,075
Total current assets	157,867	151,763
Long-term investments	3,058	2,298
Deferred tax assets, net	10,263	11,421
Property and equipment, net	19,580	20,361
Operating lease, right of use asset	13,115	14,653
Goodwill and other intangible assets	12,790	12,827
Other assets, non-current	366	367
Total assets	$217,039	$213,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$814	$909
Accrued expenses and other liabilities	14,693	13,994
Lease liabilities	1,600	1,564
Contract liabilities	1,195	3,318
Total current liabilities	18,302	19,785
Lease liabilities, non-current	13,278	14,879
Other liabilities, non-current	121	247
Total liabilities	31,701	34,911
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 64,225,391 shares issued and 56,076,879 shares outstanding at December 31, 2022 and 63,544,419 shares issued and 56,823,266 shares outstanding at December 31, 2021	64	64
Additional paid-in capital	204,957	195,593
Accumulated other comprehensive loss	(349)	(149)
Treasury stock, at cost, 8,148,512 shares repurchased at December 31, 2022 and 6,721,153 shares repurchased at December 31, 2021	(80,486)	(53,832)
Retained earnings	61,152	37,103
Total stockholders’ equity	185,338	178,779
Total liabilities and stockholders’ equity	$217,039	$213,690

See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 44

ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Product revenue	$125,591	$103,904	$92,091
Cost of product revenue	38,235	32,670	28,249
Product gross profit	87,356	71,234	63,842

License and development revenue	—	—	26,895

Operating expenses:
General and administrative	28,341	25,174	25,535
Sales and marketing	16,277	12,160	8,127
Research and development	17,909	20,069	23,449
Impairment of long-lived assets	—	—	2,332
Total operating expenses	62,527	57,403	59,443
Income from operations	24,829	13,831	31,294

Other income (expense):
Interest income	908	204	913
Other non-operating income (expense), net	334	(31)	(74)
Total other income, net	1,242	173	839
Income before income taxes	26,071	14,004	32,133
Provision for (benefit from) income taxes	2,022	(265)	5,746
Net income	$24,049	$14,269	$26,387

Net income per share:
Basic	$0.43	$0.25	$0.47
Diluted	$0.42	$0.24	$0.47

Number of shares used in per share calculations:
Basic	56,221	56,993	55,709
Diluted	57,641	58,723	56,637

See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 45

ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net income	$24,049	$14,269	$26,387
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	15	(68)	26
Unrealized (loss) gain on investments	(215)	(134)	64
Total other comprehensive (loss) income, net of tax	(200)	(202)	90
Comprehensive income	$23,849	$14,067	$26,477

See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 46

ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except shares)
Common stock
Beginning balance	$64	$62	$61
Issuance of common stock, net	—	2	1
Ending balance	64	64	62

Additional paid-in capital
Beginning balance	195,593	179,161	170,028
Issuance of common stock, net	2,986	10,552	4,373
Stock-based compensation	6,378	5,880	4,760
Ending balance	204,957	195,593	179,161

Accumulated other comprehensive (loss) income
Beginning balance	(149)	53	(37)
Other comprehensive (loss) income
Foreign currency translation adjustments	15	(68)	26
Unrealized (loss) gain on investments	(215)	(134)	64
Total other comprehensive (loss) income, net	(200)	(202)	90
Ending balance	(349)	(149)	53

Treasury stock
Beginning balance	(53,832)	(30,486)	(30,486)
Common stock repurchased	(26,654)	(23,346)	—
Ending balance	(80,486)	(53,832)	(30,486)

Retained earnings
Beginning balance	37,103	22,834	(3,553)
Net income	24,049	14,269	26,387
Ending balance	61,152	37,103	22,834

Total stockholders’ equity	$185,338	$178,779	$171,624

Common stock issued (shares)
Beginning balance	63,544,419	61,798,004	60,717,702
Issuance of common stock, net	680,972	1,746,415	1,080,302
Ending balance	64,225,391	63,544,419	61,798,004

Treasury stock (shares)
Beginning balance	6,721,153	5,455,935	5,455,935
Common stock repurchased	1,427,359	1,265,218	—
Ending balance	8,148,512	6,721,153	5,455,935

Total common stock outstanding (shares)	56,076,879	56,823,266	56,342,069

See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 47

ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$24,049	$14,269	$26,387
Adjustments to reconcile net income to cash provided by operating activities
Stock-based compensation	6,508	6,053	4,787
Depreciation and amortization	4,764	4,502	3,891
ROU asset depreciation	1,538	1,437	1,408
Amortization of premiums and discounts on investments	680	570	390
Deferred income taxes	1,158	(391)	5,867
Impairment of long-lived assets	—	—	2,332
Other non-cash adjustments	(201)	955	395
Changes in operating assets and liabilities:
Accounts receivable, net	(13,480)	(8,823)	1,098
Contract assets	(1,227)	1,399	(1,200)
Inventories, net	(8,282)	(8,766)	(1,622)
Prepaid and other assets	138	314	415
Accounts payable	138	(155)	(205)
Accrued expenses and other liabilities	(1,062)	396	153
Contract liabilities	(2,090)	1,766	(27,226)
Net cash provided by operating activities	12,631	13,526	16,870
Cash flows from investing activities:
Sales of marketable securities	—	—	10,573
Maturities of marketable securities	39,756	35,019	55,667
Purchases of marketable securities	(43,572)	(48,903)	(12,855)
Capital expenditures	(4,232)	(6,684)	(6,785)
Proceeds from sales of fixed assets	1,102	5	—
Net cash (used in) provided by investing activities	(6,946)	(20,563)	46,600
Cash flows from financing activities:
Net proceeds from issuance of common stock	2,986	10,554	4,397
Tax payment for employee shares withheld	—	—	(23)
Repurchase of common stock	(26,654)	(23,346)	—
Net cash (used in) provided by financing activities	(23,668)	(12,792)	4,374
Effect of exchange rate differences on cash and cash equivalents	(20)	(68)	26
Net change in cash, cash equivalents and restricted cash	(18,003)	(19,897)	67,870
Cash, cash equivalents and restricted cash, beginning of year	74,461	94,358	26,488
Cash, cash equivalents and restricted cash, end of year	$56,458	$74,461	$94,358
Supplemental disclosure of cash flow information:
Cash received for income tax refunds	$2	$270	$13
Cash paid for income taxes	549	76	52
Supplemental disclosure on non-cash investing and financing transactions:
Purchases of property and equipment in trade accounts payable, and accrued expenses and other liabilities	$740	$421	$322
Non-cash lease liabilities arising from obtaining right of use assets	—	—	6,384

See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 48

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company” or “Energy Recovery”) designs and manufactures solutions that make industrial processes more efficient and sustainable. Leveraging the Company’s pressure exchanger technology, which generates little to no emissions when operating, the Company’s solutions lower costs, save energy, reduce waste and minimize emissions for companies across a variety of industrial processes. As the world coalesces around the urgent need to address climate change and its impacts, the Company is helping companies reduce their energy consumption in their industrial processes, which in turn, reduces their carbon footprint. The Company believes that its customers do not have to sacrifice quality and cost savings for sustainability and is committed to developing solutions that drive long-term value – both financial and environmental. The Company’s solutions are marketed, sold in, or developed for, the fluid-flow and gas markets, such as seawater and industrial wastewater desalination, natural gas, chemical processing and refrigeration systems, under the trademarks ERI®, PX®, Pressure Exchanger®, PX® Pressure Exchanger® (“PX”), Ultra PX™, PX G™, PX G1300™,PX PowerTrain™, AT™, and Aquabold™. The Company owns, manufactures and/or develops its solutions, in whole or in part, in the United States of America (the “U.S.”).

Basis of Presentation

The Consolidated Financial Statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified in the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and certain notes to the Consolidated Financial Statements to conform to the current period presentation.

Use of Estimates

The preparation of Consolidated Financial Statements, in conformity with U.S. generally accepted accounting principles (“GAAP”), requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.

The accounting policies that reflect the Company’s significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are revenue recognition; valuation of stock options; useful life and valuation of equipment; valuation and impairment of goodwill; inventory; deferred taxes and valuation allowances on deferred tax assets; evaluation and measurement of contingencies, and warranty obligations. Those estimates could change, and as a result, actual results could differ materially from those estimates.

Although there has been uncertainty and disruption in the global economy, supply chain and financial markets, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of February 22, 2023, the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. The Company undertakes no obligation to update publicly these estimates for any reason after the date of this Annual Report on Form 10-K, except as required by law.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 49

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

Short-term and Long-term Investments

The Company’s short-term and long-term investments consist primarily of investment-grade debt securities, such as U.S. treasury securities, corporate notes and bonds, and municipal and agency notes and bonds, all of which are classified as available-for-sale. Available-for-sale securities are carried at fair value. Amortization or accretion of premium or discount is included in other income (expense) on the Consolidated Statements of Operations. Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive loss within stockholders’ equity on the Consolidated Balance Sheets. Realized gains and losses on the sale of available-for-sale securities are determined by specific identification of the cost basis of each security.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 50

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment

Property and equipment is recorded at cost and reduced by accumulated depreciation. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. The following table presents the estimated useful life, or range of useful lives, of the Company’s property and equipment. Maintenance and repairs are charged directly to expense as incurred.

	Minimum	Maximum
Machinery and equipment (excluding equipment used for manufacturing of ceramic components))	3 years	7 years
Machinery and equipment used for manufacturing of ceramic components	3 years	10 years
Leasehold improvements (1)	1 year	6.4 years
Software (2)	3 years	5 years
Office equipment, furniture, and fixtures	3 years	5 years
Automobiles	1 year	7 years

(1)Leasehold improvements represent remodeling and retrofitting costs for leased office and manufacturing space and are depreciated over the shorter of either the estimated useful lives or the term of the lease. See Note 7, Commitments and Contingencies, §Operating Lease Obligations, for further discussion of lease terms.
(2)Software purchased for internal use consists primarily of amounts paid for perpetual licenses to third-party software providers and implementation costs.

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

Leases

The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluates whether the lease is an operating or a finance lease at the commencement date. The Company recognizes right-of-use (“ROU”) assets and lease liabilities for operating leases with terms greater than 1 year. ROU assets represent the Company’s right to use an asset for the lease term, while lease liabilities represent the Company’s obligation to make lease payments. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. The Company uses the implicit interest rate or, if not readily determinable, its incremental borrowing rate as of the lease commencement date to determine the present value of lease payments. The incremental borrowing rate is based on the Company’s unsecured borrowing rate, adjusted for the effects of collateral. Operating lease ROU assets are recognized net of any lease prepayments and incentives. Based on materiality, the Company accounts for both the non-lease components and related lease components as a single lease component. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 51

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

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Performance obligations are identified and the total transaction price is allocated to the performance obligations at execution of the contract.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 52

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

The Company adheres to consistent pricing in the stand-alone sale of products and services. The Company does not generally bundle performance obligations in the Water segment. Performance obligations consist of delivery of products, such as the Company’s PXs, hydraulic turbochargers, pumps and spare parts. Service obligations, such as commissioning, which are not material, are deferred as contract liabilities until the services are performed.

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

The Company does not provide its customers with a right of product return; however, the Company will accept returns of products that are deemed to be damaged or defective when delivered that are covered by the terms and conditions of the product warranty. Product warranty is provided consistent with the industry and is considered to be an assurance warranty, not a separate performance obligation. Product returns and warranty charges have not been material.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 53

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

Stock-based Compensation

The Company measures and recognizes stock-based compensation expense based on the fair value measurement for all stock-based awards made to its employees, non-employee consultants and directors, including restricted stock units (“RSUs”), and incentive stock options over the requisite service period (typically the vesting period of the awards). The fair value of RSUs is based on the Company’s common stock price on the date of grant. The fair value of stock options is calculated on the date of grant using a Black-Scholes (also referred to as the “Black-Scholes-Merton”) model, which requires a number of complex assumptions including the expected life to exercise a vested award based upon the Company’s exercise history, expected volatility based upon the Company’s historical stock prices, risk-free interest rate based upon the U.S. Treasury rates, and the Company’s dividend yield. The estimation of awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from the Company’s current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised. See Note 12, “Stock-based Compensation,” for further discussion of stock-based compensation.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 54

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 55

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Revenue

Disaggregation of Revenue

The Company classifies its product revenue by channel customers as follows:

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

The following table presents the disaggregated revenues by segment, and within each segment, by product type and service line, by primary geographical market based on the customer “shipped to” address, and by product revenue by channel customers.

	Years Ended December 31,
	2022			2021			2020
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Product type and service line
PXs, pumps and turbo devices, and other	$125,428	$163	$125,591	$103,851	$53	$103,904	$92,061	$30	$92,091
License and development	—	—	—	—	—	—	—	26,895	26,895
Total revenue	$125,428	$163	$125,591	$103,851	$53	$103,904	$92,061	$26,925	$118,986

Primary geographical market
Middle East and Africa	$86,227	$94	$86,321	$78,348	$53	$78,401	$73,963	$—	$73,963
Asia	24,777	—	24,777	18,639	—	18,639	7,363	—	7,363
Americas	8,544	34	8,578	3,264	—	3,264	7,274	26,925	34,199
Europe	5,880	35	5,915	3,600	—	3,600	3,461	—	3,461
Total revenue	$125,428	$163	$125,591	$103,851	$53	$103,904	$92,061	$26,925	$118,986

Product revenue by channel
Megaproject	$81,755	$133	$81,888	$75,338	$53	$75,391	$66,763	$—	$66,763
Original equipment manufacturer	28,858	—	28,858	17,604	—	17,604	15,834	—	15,834
Aftermarket	14,815	30	14,845	10,909	—	10,909	9,464	30	9,494
Total product revenue	$125,428	$163	$125,591	$103,851	$53	$103,904	$92,061	$30	$92,091

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 56

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

Contract Balances

The following table presents contract balances by category.

	December 31,
	2022	2021
	(In thousands)
Accounts receivable, net	$34,062	$20,615
Contract assets, current (included in prepaid expenses and other assets)	1,720	493

Contract liabilities:
Contract liabilities, current	$1,195	$3,318
Contract liabilities, non-current (included in other liabilities, non-current)	121	88
Total contract liabilities	$1,316	$3,406

Contract Liabilities
The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance. The following table presents significant changes in contract liabilities during the period.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Contract liabilities, beginning of year	$3,406	$1,640	$28,866
Revenue recognized	(3,123)	(1,415)	(28,414)
Cash received, excluding amounts recognized as revenue during the period	1,033	3,181	1,188
Contract liabilities, end of year	$1,316	$3,406	$1,640

Future Performance Obligations

As of December 31, 2022, the following table presents the future estimated revenue by year expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied.

Year	Future Performance Obligations
(In thousands)
2023	$5,456
2024	7,493
Total	$12,949

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 57

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

Outstanding stock options to purchase common stock and unvested RSUs are collectively referred to as “stock awards.”

The following table presents the computation of basic and diluted net income per common share.

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Numerator
Net income	$24,049	$14,269	$26,387

Denominator (weighted average shares)
Basic common shares outstanding	56,221	56,993	55,709
Dilutive stock awards	1,420	1,730	928
Diluted common shares outstanding	57,641	58,723	56,637

Net income per share
Basic	$0.43	$0.25	$0.47
Diluted	$0.42	$0.24	$0.47

Certain shares of common stock issuable under stock awards have been omitted from the diluted net income per common share calculations because their inclusion is considered anti-dilutive. The following table presents the weighted potential common shares issuable under stock awards that were excluded from the computation of diluted net income per common share.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Anti-dilutive stock award shares	374	17	2,185

Note 4 — Other Financial Information

Cash, Cash Equivalents and Restricted Cash

The Consolidated Statements of Cash Flows explain the changes in the total of cash, cash equivalents and restricted cash. The following table presents a reconciliation of cash, cash equivalents and restricted cash, such as cash amounts deposited in restricted cash accounts in connection with the Company’s credit cards, reported within the Consolidated Balance Sheets that sum to the total of such amounts presented.

	December 31,
	2022	2021	2020
	(In thousands)
Cash and cash equivalents	$56,354	$74,358	$94,255
Restricted cash, non-current (included in other assets, non-current)	104	103	103
Total cash, cash equivalents and restricted cash	$56,458	$74,461	$94,358

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 58

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable, net

	December 31,
	2022	2021
	(In thousands)
Accounts receivable, gross	$34,210	$20,732
Allowance for doubtful accounts	(148)	(117)
Accounts receivable, net	$34,062	$20,615

Allowance for Doubtful Accounts

The following table presents the allowance for doubtful accounts activities.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Balance, beginning of year	$117	$397	$308
Changes to reserves (1)	36	—	95
Collection of specific reserves and uncollectible accounts written off, net of recoveries	(5)	(280)	(6)
Balance, end of year	$148	$117	$397

(1)General and specific reserves charged to expense.

Inventories, net

	December 31,
	2022	2021
	(In thousands)
Raw materials	$11,178	$7,352
Work in process	2,628	3,406
Finished goods	15,062	10,274
Inventories, gross	28,868	21,032
Valuation adjustments for excess and obsolete inventory	(502)	(649)
Inventories, net	$28,366	$20,383

Prepaid Expenses and Other Assets

	December 31,
	2022	2021
	(In thousands)
Contract assets	$1,720	$493
Cloud computing arrangement implementation costs	784	1,041
Supplier advances	1,308	1,717
Other prepaid expenses and other assets	1,794	1,824
Total prepaid expenses and other assets	$5,606	$5,075

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 59

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment

	December 31,
	2022	2021
	(In thousands)
Machinery and equipment	$28,545	$29,777
Leasehold improvements	17,576	15,224
Software	1,799	3,300
Office equipment, furniture, and fixtures	2,950	2,890
Automobiles	246	240
Construction in progress	2,407	3,296
Total property and equipment	53,523	54,727
Less: Accumulated depreciation and amortization	(33,943)	(34,366)
Total property and equipment, net	$19,580	$20,361

During June 2022, the Company made the decision to cease the VorTeq™ commercialization efforts. As a result of this decision, the Company reduced the carrying value of certain fixed assets to the estimated residual value resulting in additional depreciation costs of $0.9 million during the three months ended June 30, 2022.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Depreciation and amortization expense	$4,727	$4,490	$3,875

Goodwill and Other Intangible Assets

	December 31,
	2022	2021
	(In thousands)
Goodwill	$12,790	$12,790
Other intangible assets
Other intangible assets, gross	193	193
Accumulated amortization	(193)	(156)
Other intangible assets, net	—	37
Total goodwill and other intangible assets	$12,790	$12,827
Goodwill
Goodwill is tested for impairment annually in the third quarter of the Company’s fiscal year or more frequently if indicators of potential impairment exist. The recoverability of goodwill is measured at the reporting unit level, which represents the operating segment.

On July 1, 2022, the Company estimated the fair value of its reporting units using both the discounted cash flow and market approaches, as well as considered the impact of the decision to cease the VorTeq commercialization efforts. The forecast of future cash flows, which is based on the Company’s best estimate of future net sales and operating expenses, is based primarily on expected category expansion, pricing, market segment, and general economic conditions. The Company incorporates other significant inputs to its fair value calculations, including discount rate and market multiples, to reflect current market conditions. The analysis performed indicated that the fair value of each reporting unit that is allocated goodwill significantly exceeds its carrying value. During the six months ended December 31, 2022 (the period subsequent to the annual impairment test), the Company continued to actively monitor the industries in which it operates and its business performance for indicators of potential impairment. During the six months ended December 31, 2022, no impairment charge was recorded.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 60

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible Assets

Other intangible assets represents patents acquired. There was no impairment of intangible assets recorded during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, the other intangible asset carrying value was fully amortized.

Accrued Expenses and Other Liabilities

	December 31,
	2022	2021
	(In thousands)
Current
Payroll, incentives and commissions payable	$10,479	$10,170
Warranty reserve	968	879
Other accrued expenses and other liabilities	3,246	2,945
Total accrued expenses and other liabilities	14,693	13,994

Other liabilities, non-current	121	247
Total accrued expenses, and current and non-current other liabilities	$14,814	$14,241

Accumulated Other Comprehensive (Loss) Income

There were no reclassifications of amounts out of accumulated other comprehensive loss for the years ended December 31, 2022, 2021, and 2020, as there have been no sales of securities or translation adjustments that impacted other comprehensive loss during these periods. The tax impact of the changes in accumulated other comprehensive loss for the years ended December 31, 2022, 2021 and 2020, was not material.

Advertising Expense

Advertising expense is charged to operations during the year in which it is incurred. Total advertising expense was not material for the years ended December 31, 2022, 2021 and 2020.

Note 5 — Investments and Fair Value Measurements

Available-for-Sale Investments

The Company’s investments in investment-grade short-term and long-term marketable debt instruments, such as U.S. treasury securities, corporate notes and bonds, and municipal and agency notes and bonds, are classified as available-for-sale. Available-for-sale investments are classified on the Consolidated Balance Sheets as either short-term and/or long-term investments.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 61

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

		December 31, 2022				December 31, 2021
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$33,268	$—	$—	$33,268	$50,865	$—	$—	$50,865

Short-term investments
U.S. treasury securities	Level 2	3,629	1	—	3,630	—	—	—	—
Corporate notes and bonds	Level 2	26,060	—	(208)	25,852	31,371	—	(39)	31,332
Municipal and agency notes and bonds	Level 2	3,992	5	—	3,997	—	—	—	—
Total short-term investments		33,681	6	(208)	33,479	31,371	—	(39)	31,332

Long-term investments
Corporate notes and bonds	Level 2	3,178	—	(120)	3,058	2,307	—	(9)	2,298
Total short and long-term investments		36,859	6	(328)	36,537	33,678	—	(48)	33,630
Total		$70,127	$6	$(328)	$69,805	$84,543	$—	$(48)	$84,495

    The Company monitors its investments for impairment. It was determined that unrealized gains and losses included in accumulated other comprehensive loss at December 31, 2022 and 2021, were temporary in nature, because the changes in market value for these securities resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 62

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

	December 31, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate notes and bonds	$28,911	$(328)	$33,630	$(48)

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
Revolving Loans
Revolving loans under the Credit Agreement may be in the form of 1) a base rate loan that bears interest equal to (a) the greater of the Wall Street Journal prime rate and (b) the sum of (i) one-month reserve adjusted Secured Overnight Financing Rate (“SOFR”) and (ii) 2.50%, plus an applicable margin of 0.25% or 0.50%, subject to the Company’s total leverage ratio, or 2) a Eurodollar loan that bears interest equal to the sum of the reserved adjusted SOFR rate for an interest period elected by the Company, plus an applicable margin of 1.25% or 1.50%, based upon the Company’s total leverage ratio. The Company may request loans up to the lower of a maximum exposure of $50.0 million or the amounts of unused credit under the Credit Agreement. The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.20% per annum of the average unused portion of the revolving line. At the election of the lender following an event of default, the loans shall bear the aforementioned interest rate plus an additional 2%. As of December 31, 2022, there were no revolving loans outstanding under the Credit Agreement.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 63

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the total outstanding LCs and SBLCs issued by the Company to our customers related to product warranty and performance guarantees.

	December 31,
	2022	2021
	(In thousands)
Outstanding letters of credit	$15,487	$13,960

See Note 7, “Commitments and Contingencies – Guarantees,” for further discussion on product warranty and performance guarantees.
Note 7 — Commitments and Contingencies

Operating Lease Obligations

The Company leases office, warehouse and manufacturing facilities under operating leases in San Leandro, CA, Tracy, CA and Katy, TX that expire on various dates through fiscal year 2030. The following table presents a summary of operating lease, right of use assets and lease liabilities.

	December 31,
	2022	2021
	(In thousands)
Operating lease, right of use asset	$13,115	$14,653

Lease liabilities, current	$1,600	$1,564
Lease liabilities, non-current	13,278	14,879
Total lease liability	$14,878	$16,443

The following table presents operating lease activities related to all leased properties.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Operating lease expense	$2,571	$2,571	$2,589
Cash payments	2,650	2,431	2,398

The following table presents other information related to outstanding operating leases as of December 31, 2022.

Weighted average remaining lease term	6.4 years
Weighted average discount rate	7.0%

As of December 31, 2022, the following table presents the minimum lease payments by year under noncancelable operating leases, exclusive of execution costs.

Year	Lease Liabilities
(In thousands)
2023	$2,580
2024	2,812
2025	2,736
2026	2,982
2027	3,072
2028 and thereafter	4,406
Total future minimum lease payments	18,588
Less imputed lease interest	(3,710)
Total lease liabilities	$14,878

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 64

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warranty

The following table presents the changes in the Company’s accrued product warranty reserve.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Warranty reserve balance, beginning of year	$879	$760	$631
Warranty costs charged to cost of revenue	483	445	403
Utilization charges against reserve	(64)	(16)	(36)
Release of accrual related to expired warranties	(330)	(310)	(238)
Warranty reserve balance, end of year	$968	$879	$760

Purchase Obligations

The Company has purchase order arrangements with its vendors for which the Company has not received the related goods or services as of December 31, 2022. These arrangements are subject to change based on the Company’s sales demand forecasts. The Company has the right to cancel the arrangements prior to the date of delivery. The purchase order arrangements are related to various raw materials and component parts, as well as capital equipment. As of December 31, 2022, the Company had approximately $5.0 million of such open cancellable purchase order arrangements.

Guarantees

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, generally limited to personal injury and property damage caused by the Company’s employees at a customer’s plant, and in proportion to the employee’s percentage of fault for the accident. Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated valuation of the potential liability arising from these agreements is not material. Accordingly, the Company recorded no liabilities for these agreements as of December 31, 2022 and 2021.

In certain cases, the Company issues product warranty and performance guarantees to its customers for amounts generally equal to 10% or less of the total sales agreement to endorse the execution of product delivery and to the warranty of design work, fabrication and operating performance of our devices. These guarantees are generally LCs that have a weighted average life at inception of 37 months. See Note 6, “Lines of Credit – Letters of Credit,” for information related to LCs.

Litigation

From time-to-time, the Company has been named in and subject to various proceedings and claims in connection with its business. The Company may in the future become involved in litigation in the ordinary course of business, including litigation that could be material to its business. The Company considers all claims, if any, on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of December 31, 2022, the Company was not involved in any lawsuits, therefore there were no material losses which were probable or reasonably possible.

In June 2022, Mr. Blanco, the Company’s former Senior Vice President, Sales, petitioned the Spanish court to reopen the previously closed case regarding unpaid bonus, stock options, and non-compete compensation. The Company denied any allegations of wrongdoing; however, the Company determined it was in its best interest to seek a settlement. Accordingly, an immaterial probable loss was recorded as of September 30, 2022. In October 2022, the Company settled the matter with no material impact to the financial statements.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 65

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Income Taxes

The following table presents the Company’s U.S. and foreign components of consolidated income before income taxes and the provision for (benefit from) income taxes.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Income before income taxes:
U.S.	$25,918	$13,913	$32,046
Foreign	153	91	87
Total income before income taxes	$26,071	$14,004	$32,133

Current tax provision (benefit):
Federal	$698	$—	$(148)
State	22	10	5
Foreign	84	80	40
Current tax provision (benefit)	804	90	(103)

Deferred tax provision (benefit):
Federal	1,104	(382)	5,547
State	114	27	302
Total deferred tax provision (benefit)	1,218	(355)	5,849
Total provision for (benefit from) income taxes	$2,022	$(265)	$5,746

The following table presents a reconciliation of income taxes computed at the statutory federal income tax rate to the effective tax rate implied by the accompanying Consolidated Statements of Operations.

	Years Ended December 31,
	2022	2021	2020
U.S. federal taxes at statutory rate	21%	21%	21%
State income tax, net of federal benefit	1	—	1
Foreign rate differential	—	1	—
Stock-based compensation	(4)	(18)	(2)
Non-deductible expenses	1	1	1
Federal research credits	(4)	(7)	(3)
Foreign derived intangible income	(7)	—	—
Effective tax rate	8%	(2%)	18%

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 66

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the components of the Company’s net deferred tax asset, which is presented in other assets, non-current on the Consolidated Balance Sheets.

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$702	$4,119
Amortization of research and experimental expenditures	3,605	—
Accruals and reserves	4,320	4,054
Operating lease liabilities	3,199	3,581
Research and development, and foreign tax credit carry forwards	9,642	10,393
Acquired intangibles	321	483
Other	66	53
Total deferred tax assets	21,855	22,683
Valuation allowance	(4,185)	(3,644)
Total deferred tax assets, net of valuation allowance	17,670	19,039

Deferred tax liabilities:
Depreciation on property and equipment	(2,646)	(2,644)
Right of use asset	(2,809)	(3,184)
Other	—	(20)
Goodwill	(1,952)	(1,770)
Total deferred tax liabilities	(7,407)	(7,618)
Net deferred tax asset	$10,263	$11,421

In asserting the recoverability of deferred tax assets, the Company considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In making such a determination, the Company considers all available positive and negative evidence, including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. A significant piece of objective positive evidence evaluated was the cumulative profit incurred in the U.S. In 2021, the Company dissolved its entity in Ireland. As a result of this dissolution, all Ireland net operating loss carryovers and related valuation allowance were eliminated.

On the basis of this evaluation, as of December 31, 2022, the Company recognized all of its U.S. federal and state deferred tax assets with the exception that the Company continues to maintain a valuation allowance on its California research and development (“R&D”) credit carryovers of $4.2 million. The Company will maintain a valuation allowance on its California R&D credit carryovers because it is more likely than not that the Company will continue to annually generate more California R&D tax credits than it utilizes, resulting in no net reduction of credits. The Company’s policy with respect to California R&D credits is that they are utilized on a last-in, first-out basis.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 67

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s net operating loss carryforwards by taxing authority.

	Expiration Year	December 31,
		2022	2021
		(In thousands)
Federal	N/A	$—	$15,864
California	2031	9,549	10,744
Total net operating loss carryforwards		$9,549	$26,608

Utilization of the net operating loss carryforward may be subject to a substantial annual limitation due to the ownership change limitations provided by the California Revenue and Taxation Code. The annual limitation will result in the expiration of the net operating loss carryforwards before utilization. The Company has estimated the amount which may ultimately be realized and recorded deferred tax assets accordingly.

The following table presents the Company’s R&D credit by taxing authority, minimum tax credit and foreign tax credit carryforwards.

	Expiration Year	December 31,
		2022	2021
		(In thousands)
Federal	2035	$5,441	$6,737
California	No Expiration Date	5,318	4,628
Total credit carryforwards		$10,759	$11,365

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

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Gross unrecognized tax benefits, beginning of year	$1,321	$1,134	$963
Additions:
Prior year tax position	157	—	9
Current year tax position	27	193	167
Reductions:
Prior year tax position	—	(6)	(5)
Gross unrecognized tax benefits, end of year	$1,505	$1,321	$1,134

As of December 31, 2022, the Company had unrecognized tax benefits of $1.5 million, of which $0.9 million, if recognized, would affect the Company’s effective tax rate.

The Company adopted the accounting policy that interest and penalties are classified as part of its income taxes. As of December 31, 2022, there was no accrued interest or penalties associated with any unrecognized tax benefits.

There are currently no examinations by Federal, California, and foreign tax authorities. The Company believes that, as of December 31, 2022, the gross unrecognized tax benefits will not materially change in the next twelve months. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to any tax audits and that any settlement will not have a material adverse effect on the consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 68

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
Emerging Technologies segment: The continued development, sales and support of activities related to emerging technologies, such as the PX G1300 used in industrial and commercial refrigeration applications.
Corporate operating expenses: Corporate activities outside of the operating segments, such as audit and accounting expenses, general legal costs, board of director fees and expenses, and other separately managed general expenses not related to the identified segments.

Segment Financial Information

For each of the periods presented, operating income (loss) for each segment excludes other income and expenses, and corporate operating expenses not included in how the CODM assesses the performance of the operating segments, such as income taxes and other separately managed expenses not attributed to the operating segments. Assets and liabilities are reviewed at the consolidated level by the CODM and are not attributed to the segments. The CODM allocates resources to, and assesses the performance of, each operating segment using information about its revenue and operating income.

The following table presents a summary of the Company’s financial information by segment and corporate operating expenses.

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020 (Recast)
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Product revenue	$125,428	$163	$125,591	$103,851	$53	$103,904	$92,061	$30	$92,091
Product cost of revenue	38,158	77	38,235	32,670	—	32,670	28,239	10	28,249
Product gross profit	87,270	86	87,356	71,181	53	71,234	63,822	20	63,842

License and development revenue (1)	—	—	—	—	—	—	—	26,895	26,895

Operating expenses
General and administrative	6,936	4,104	11,040	6,342	5,162	11,504	9,188	5,410	14,598
Sales and marketing	11,065	3,047	14,112	9,559	937	10,496	5,958	1,192	7,150
Research and development	4,151	13,758	17,909	2,589	17,480	20,069	2,973	20,476	23,449
Impairment of long-lived assets	—	—	—	—	—	—	—	2,332	2,332
Total operating expenses	22,152	20,909	43,061	18,490	23,579	42,069	18,119	29,410	47,529

Operating income (loss)	$65,118	$(20,823)	44,295	$52,691	$(23,526)	29,165	$45,703	$(2,495)	43,208

Less: Corporate operating expenses			19,466			15,334			11,914
Income from operations			$24,829			$13,831			$31,294

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 69

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the Company’s depreciation and amortization by segment and corporate operating expenses.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Water	$2,141	$1,823	$1,354
Emerging Technologies	1,864	2,199	2,125
Corporate	759	480	412
Total depreciation and amortization	$4,764	$4,502	$3,891

Note 10 — Concentrations

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

	Years Ended December 31,
	2022	2021	2020
Product revenue by geographic location:
United States	1%	1%	2%
International	99%	99%	98%
Total product revenue	100%	100%	100%

Product revenue by country:(1)
Saudi Arabia	47%	36%	34%
United Arab Emirates	**	17%	18%
Israel	**	14%	**
Egypt	**	**	10%
Others(2)	53%	33%	38%
Total	100%	100%	100%

**    Zero or less than 10%.
(1)    Countries representing more than 10% of product revenues for the periods presented.
(2)    Countries in the aggregate, individually representing less than 10% of product revenues for the periods presented.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 70

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Water Segment Product Revenue

The following table presents the Water segment customers that account for 10% or more of the Company’s Water segment product revenues. Although certain customers might account for greater than 10% of product revenues at any one point in time, the concentration of product revenue between a limited number of customers shifts regularly, depending on timing of shipments. The percentages by customer reflect specific relationships or contracts that would concentrate product revenue for the periods presented and do not indicate a trend specific to any one customer.

	Years Ended December 31,
	2022	2021	2020
Customer A	**	21%	27%
Customer B	15%	10%	23%
Customer C	18%	11%	**
Customer D	**	16%	**
Customer E	11%	**	**

**    Zero or less than 10%.

Emerging Technology Segment Product, and License and Development Revenue

The following table presents the Emerging Technologies segment customers that account for 10% or more of the Company’s Emerging Technologies segment revenues.

	Years Ended December 31,
	2022	2021	2020
Customer A	57%	100%	**
Customer B	**	**	100%
Customer C	21%	**	**
Customer D	19%	**	**

**    Zero or less than 10%.

Long-lived Assets

All of the Company’s long-lived assets were located in the United States at December 31, 2022 and 2021.

Major Supply Vendors
The following table presents the major supply vendors accounting for 10% or more of the Company’s consolidated supply and manufacturing costs purchases.

	Years Ended December 31,
	2022	2021	2020
Vendor A	21%	24%	16%
Vendor B	19%	16%	19%
Vendor C	13%	**	**
Vendor D	**	12%	**

**    Zero or less than 10%.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 71

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Stockholders’ Equity

Preferred Stock

The Company has the authority to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue shares of preferred stock in one or more series. The Board of Directors is also authorized to designate the rights, preferences, and voting powers of each series of preferred stock, any or all of which may be greater than the rights of the common stock including restrictions of dividends on the common stock, dilution of the voting power of the common stock, reduction of the liquidation rights of the common stock, and delaying or preventing a change in control of the Company without further action by the Company’s stockholders. To date, the Board of Directors has not designated any rights, preferences, or powers of any preferred stock, and as of December 31, 2022 and 2021, no shares of preferred stock were issued or outstanding.

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

The following table presents the share repurchase activities under the March 2021 Authorization as of December 31, 2022.

Period	Number of Shares Purchased	Average Price Paid per Share (1)	Plan Activity (2)
	(In thousands)		(In thousands)
2021	1,427	$18.65	$23,346
2022	1,265	18.43	26,654
Total (3)	2,693	18.55

(1)    Excluding commissions
(2)    Including commissions
(3)    Amount may not total due to rounding

As of December 31, 2022, the Company has repurchased 8.1 million shares of its common stock at an aggregate cost of $80.5 million under the March 2021 Authorization and all previous share repurchase programs.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 72

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

Shares available for grant under the 2020 Plan at December 31, 2022 were 4,637,883 shares. There were no shares available for grant under the Predecessor Plans after July 15, 2020.

Stock Options

Stock options outstanding at December 31, 2022 and to be granted subsequently after December 31, 2022, generally vest over four years and expire no more than 10 years after the date of grant. Non-employee board of director grants generally vest one year after the date of grant or on the date of the annual stockholders’ meeting following the date of grant, whichever date occurs first, and expire no more than  10 years after the date of grant.

Restricted Stock Awards

There were no RSAs outstanding as of December 31, 2022.

Restricted Stock Units

RSUs outstanding at, and to be awarded subsequently after, December 31, 2022, generally vest 25% annually over the four years from date of grant and are dependent upon continued employment. Non-employee board of director grants generally vest one year after the date of grant or on the date of the annual stockholders’ meeting following the date of grant, whichever date occurs first. As RSUs vest, the units will be settled in shares of common stock based on a one-to-one ratio. The units are valued based on the market price on the date of grant.

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 73

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assumptions used in the Black-Scholes option pricing model to determine the estimated grant date fair values of stock options granted to employees.

	Years Ended December 31,
	2022	2021	2020
Weighted average expected life (years)	4.1	4.0	5.1
Weighted average expected volatility	48.7%	49.3%	71.7%
Risk-free interest rate	1.44% – 3.90%	0.30% – 1.51%	0.29% – 1.32%
Weighted average dividend yield	—%	—%	—%

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

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Stock-based compensation expense charged to:
Product cost of revenue	$506	$414	$135
General and administrative	3,436	2,917	2,615
Sales and marketing	1,592	1,483	893
Research and development	977	1,242	1,151
Total stock-based compensation expense	$6,511	$6,056	$4,794

Stock-based compensation expense by type of award:
Stock options	$2,837	$3,161	$3,004
RSUs	3,674	2,895	1,790
Total stock-based compensation expense	$6,511	$6,056	$4,794

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

	Years Ended December 31,
	2022	2021	2020
Stock options and RSUs vested over 4-years	9.2%	8.1%	11.2%

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 74

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unamortized Stock-Based Compensation Costs

Stock-based compensation costs related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period of each award. The following table presents the unamortized compensation costs and weighted average service period of all unvested outstanding awards as of December 31, 2022.

	Unamortized Compensation Costs	Weighted Average Service Period
	(In thousands)	(In years)
Stock options	$7,126	1.5
RSUs	8,159	2.4
Total unamortized compensation costs, net of adjusted forfeitures	$15,285

Stock Option Activities

The following table presents stock option activities under the Equity Incentive Plans.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance, December 31, 2019	3,927	$6.66
Granted	806	8.78
Exercised	(926)	4.79		$4,637
Forfeited	(187)	9.15
Balance, December 31, 2020	3,620	7.48
Granted	613	14.39
Exercised	(1,518)	6.96		$16,952
Forfeited	(171)	11.26
Balance, December 31, 2021	2,544	9.21
Granted	403	19.13
Exercised	(429)	7.32		$6,387
Forfeited	(97)	13.66
Balance, December 31, 2022	2,421	$11.02	6.6	$22,944
Vested and exercisable as of December 31, 2022	1,622	$8.85	5.7	$18,878
Vested and exercisable as of December 31, 2022 and expected to vest thereafter	2,360	$10.88	6.5	$22,682

(1)    The aggregate intrinsic value of an exercised option is calculated as the difference between the exercise price of the underlying option and the fair value of the Company’s common stock at the time of exercise. The aggregate intrinsic value at December 31, 2022 is calculated as the difference between the exercise price of the underlying outstanding options and the fair value of the Company’s common stock as of December 31, 2022 or the last trading day prior to December 31, 2022.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 75

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Unit Activities

The following table presents RSU activities under the Equity Incentive Plans.

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Balance, December 31, 2019	544	$7.95
Awarded	368	10.33
Vested	(161)	8.12
Forfeited	(64)	8.86
Balance, December 31, 2020	687	9.10
Awarded	387	15.44
Vested	(230)	8.98
Forfeited	(150)	11.14
Balance, December 31, 2021	694	12.23
Awarded	322	19.61
Vested	(268)	12.03
Forfeited	(60)	15.16
Balance, December 31, 2022	688	15.51

Vested Stock Options and RSUs

The following table presents the total grant date fair value of stock options and RSUs vested during the period.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Stock options	$2,683	$3,298	$2,915
RSUs	3,226	2,060	1,310
Total grant date fair value of stock options and RSUs vested during the period	$5,909	$5,358	$4,225

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 76

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

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the assessment using those criteria, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Item 9B — Other Information

None.

Item 9C — Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 77

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2023 Proxy Statement (“Proxy Statement”), no later than 120 days after the end of fiscal year 2022, and certain information included therein is incorporated herein by reference.

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

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth equity compensation plan information as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders (1)	3,109,047	$11.02	4,637,883
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

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

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 78

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
(c)Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, dated June 25, 2008, and Certificate of Amendment thereto, dated June 10, 2021.	10-Q	001-34112	3.1	8/6/2021
3.2	Amended and Restated Bylaws, effective as of April 14, 2021.	8-K	001-34112	3.1	4/16/2021
4.1	Description of Securities.	10-K	001-34112	4.1	2/24/2022
10.1*	Form of Indemnification Agreement between the Company and its directors and officers.	S-1/A	333-150007	10.1	5/12/2008
10.2*	Energy Recovery Inc. Amended and Restated 2008 Equity Incentive Plan.	DEF14A	001-34112	Appendix A	4/27/2012
10.3*	Energy Recovery, Inc. Change in Control Severance Plan dated March 5, 2012.	8-K	001-34112	10.1	3/9/2012
10.4*	Energy Recovery, Inc. Annual Incentive Plan effective as of January 1, 2016.	8-K	001-34112	10.1	3/2/2016
10.5*	Energy Recovery, Inc. 2016 Incentive Plan.	DEF14A	001-34112	Appendix A	4/27/2016
10.6	Offer Letter to Mr. William Yeung, dated May 27, 2016.	8-K	001-34112	99.1	6/22/2016
10.7	Lease Agreement, dated as of April 2, 2018, by and between Energy Recovery, Inc. and D/C Doolittle Sub LLC.	8-K	001-34112	10.1	4/18/2018
10.8	Offer Letter to Mr. Joshua Ballard, as Chief Financial Officer.	8-K	001-34112	2.2	8/15/2018
10.9	Employment Agreement with Mr. Rodney Clemente.	8-K	001-34112	10.3	8/27/2018
10.10	Lease Agreement, dated as of January 10, 2019, by and between Energy Recovery, Inc. and FS Clay, LLC.	8-K	001-34112	10.1	1/16/2019
10.11	Lease Agreement, dated as of February 10, 2020, by and between Energy Recovery, Inc. and Prologis, L.P.	10-Q	001-34112	10.1	5/1/2020
10.12	Offer of Employment with Mr. Robert Mao, as President and Chief Executive Officer.	8-K/A	001-34112	10.1	5/22/2020
10.13*	Energy Recovery, Inc. 2020 Incentive Plan.	DEF14A	001-34112	Appendix A	5/29/2020
10.14	Energy Recovery, Inc. Severance Plan dated as of February 5, 2021	8-K	001-34112	10.1	2/10/2021
10.15	Credit Agreement by and between Energy Recovery, Inc. as Borrower, and JPMorgan Chase Bank N.A. as Lender dated December 22, 2022.	8-K	001-34112	10.1	1/6/2022
10.16	First Amendment to the Credit Agreement by and between Energy Recovery, Inc. as Borrower, and JPMorgan Chase Bank N.A. as Lender dated July 15, 2022.	10-Q	001-34112	10.1	8/3/2022
14.1	Code of Ethics of Energy Recovery, Inc. Additional Conduct and Ethics Policies for the Chief Executive Officer and Senior Financial Officers.	10-K	001-34112	14.1	3/27/2009
21.1	List of subsidiaries of the Company.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 79

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.					X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.					X

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

Item 16 — Form 10-K Summary

None.

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 80

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 22nd day of February, 2023.

ENERGY RECOVERY, INC.

/s/ ROBERT YU LANG MAO
Robert Yu Lang Mao
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT YU LANG MAO	Chairman of the Board, Director, and President and Chief Executive Officer (Principal Executive Officer)	February 22, 2023
Robert Yu Lang Mao

/s/ JOSHUA BALLARD	Chief Financial Officer	February 22, 2023
Joshua Ballard	(Principal Financial and Accounting Officer)

/s/ ALEXANDER J. BUEHLER	Director	February 22, 2023
Alexander J. Buehler

/s/ JOAN K. CHOW	Director	February 22, 2023
Joan K. Chow

/s/ SHERIF FODA	Director	February 22, 2023
Sherif Foda

/s/ ARVE HANSTVEIT	Director	February 22, 2023
Arve Hanstveit

/s/ LISA POLLINA	Director	February 22, 2023
Lisa Pollina

/s/ PAMELA TONDREAU	Director	February 22, 2023
Pamela Tondreau

Energy Recovery, Inc. | 2022 Form 10-K Annual Report | 81