Form 10-Q
period 2023-03-31
Energy Recovery, Inc.
filed 2023-05-03
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
OR
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
Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of April 27, 2023, there were 56,347,563 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

Energy Recovery, Inc. | Q1'2023 Form 10-Q

Forward-Looking Information

This Quarterly Report on Form 10-Q for the three months ended March 31, 2023, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”), contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

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

Energy Recovery, Inc. | Q1'2023 Form 10-Q | FLS 1

You should not place undue reliance on these forward-looking statements. These forward-looking statements reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part II, Item 1A, “Risk Factors,” and are based on information available to us as of May 3, 2023. We assume no obligation to update any such forward-looking statements. Certain risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are disclosed from time to time in our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with or furnished to the Securities and Exchange Commission (the “SEC”), as well as in Part II, Item 1A, “Risk Factors,” within this Quarterly Report on Form 10-Q.

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

We provide our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, Proxy Statements on Form DEF 14A, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large shareholders, and any amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934, free of charge on the Investor Relations section of our website, www.energyrecovery.com. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. From time to time, we may use our website as a channel of distribution of material company information.

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

Energy Recovery, Inc. | Q1'2023 Form 10-Q | FLS 2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$66,332	$56,354
Short-term investments	32,338	33,479
Accounts receivable, net	11,584	34,062
Inventories, net	33,119	28,366
Prepaid expenses and other assets	4,569	5,606
Total current assets	147,942	157,867
Long-term investments	3,019	3,058
Deferred tax assets, net	11,415	10,263
Property and equipment, net	19,703	19,580
Operating lease, right of use asset	12,713	13,115
Goodwill	12,790	12,790
Other assets, non-current	385	366
Total assets	$207,967	$217,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,959	$814
Accrued expenses and other liabilities	8,185	14,693
Lease liabilities	1,645	1,600
Contract liabilities	1,451	1,195
Total current liabilities	13,240	18,302
Lease liabilities, non-current	12,970	13,278
Other liabilities, non-current	254	121
Total liabilities	26,464	31,701
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	64	64
Additional paid-in capital	207,340	204,957
Accumulated other comprehensive loss	(271)	(349)
Treasury stock	(80,486)	(80,486)
Retained earnings	54,856	61,152
Total stockholders’ equity	181,503	185,338
Total liabilities and stockholders’ equity	$207,967	$217,039

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 1

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Revenue	$13,401	$32,546
Cost of revenue	5,246	9,498
Gross profit	8,155	23,048

Operating expenses:
General and administrative	7,066	6,551
Sales and marketing	4,894	3,364
Research and development	4,306	4,911
Total operating expenses	16,266	14,826
(Loss) income from operations	(8,111)	8,222

Other income:
Interest income	621	61
Other non-operating income, net	35	56
Total other income, net	656	117
(Loss) income before income taxes	(7,455)	8,339
(Benefit from) provision for income taxes	(1,159)	445
Net (loss) income	$(6,296)	$7,894

Net (loss) income per share:
Basic	$(0.11)	$0.14
Diluted	$(0.11)	$0.14

Number of shares used in per share calculations:
Basic	56,228	56,783
Diluted	56,228	58,181

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 2

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net (loss) income	$(6,296)	$7,894
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(17)	(11)
Unrealized gain (loss) on investments	95	(258)
Total other comprehensive income (loss), net of tax	78	(269)
Comprehensive (loss) income	$(6,218)	$7,625

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 3

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2023	2022
	(In thousands, except shares)
Common stock
Beginning and ending balance	$64	$64

Additional paid-in capital
Beginning balance	204,957	195,593
Issuance of common stock, net	165	763
Stock-based compensation	2,218	1,855
Ending balance	207,340	198,211

Accumulated other comprehensive loss
Beginning balance	(349)	(149)
Other comprehensive income (loss)
Foreign currency translation adjustments	(17)	(11)
Unrealized gain (loss) on investments	95	(258)
Total other comprehensive income (loss), net	78	(269)
Ending balance	(271)	(418)

Treasury stock
Beginning balance	(80,486)	(53,832)
Common stock repurchased	—	(8,056)
Ending balance	(80,486)	(61,888)

Retained earnings
Beginning balance	61,152	37,103
Net (loss) income	(6,296)	7,894
Ending balance	54,856	44,997

Total stockholders’ equity	$181,503	$180,966

Common stock issued (shares)
Beginning balance	64,225,391	63,544,419
Issuance of common stock, net	265,993	294,148
Ending balance	64,491,384	63,838,567

Treasury stock (shares)
Beginning balance	8,148,512	6,721,153
Common stock repurchased	—	415,441
Ending balance	8,148,512	7,136,594

Total common stock outstanding (shares)	56,342,872	56,701,973

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 4

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(6,296)	$7,894
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities
Stock-based compensation	2,302	1,880
Depreciation and amortization	983	1,014
Right of use asset depreciation	402	374
(Accretion) amortization of premiums and discounts on investments	(89)	288
Deferred income taxes	(1,152)	351
Other non-cash adjustments	93	57
Changes in operating assets and liabilities:
Accounts receivable, net	22,509	(6,042)
Contract assets	593	(299)
Inventories, net	(4,855)	(3,123)
Prepaid and other assets	187	(721)
Accounts payable	920	4,618
Accrued expenses and other liabilities	(7,156)	(6,611)
Contract liabilities	216	(1,282)
Net cash provided by (used in) operating activities	8,657	(1,602)
Cash flows from investing activities:
Maturities of marketable securities	15,250	10,421
Purchases of marketable securities	(13,886)	(29,377)
Capital expenditures and proceeds from sales of fixed assets	(197)	(1,976)
Net cash provided by (used in) investing activities	1,167	(20,932)
Cash flows from financing activities:
Net proceeds from issuance of common stock	165	763
Repurchase of common stock	—	(8,056)
Net cash provided by (used in) financing activities	165	(7,293)
Effect of exchange rate differences on cash and cash equivalents	8	(11)
Net change in cash, cash equivalents and restricted cash	9,997	(29,838)
Cash, cash equivalents and restricted cash, beginning of year	56,458	74,461
Cash, cash equivalents and restricted cash, end of period	$66,455	$44,623

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 5

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Description of Business and Significant Accounting Policies

Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company” or “Energy Recovery”) designs and manufactures solutions that make industrial processes more efficient and sustainable. Leveraging the Company’s pressure exchanger technology, which generates little to no emissions when operating, the Company’s solutions lower costs, save energy, reduce waste and minimize emissions for companies across a variety of industrial processes. As the world coalesces around the urgent need to address climate change and its impacts, the Company is helping companies reduce their energy consumption in their industrial processes, which in turn, reduces their carbon footprint. The Company believes that its customers do not have to sacrifice quality and cost savings for sustainability and is committed to developing solutions that drive long-term value – both financial and environmental. The Company’s solutions are marketed, sold in, or developed for, the fluid-flow and gas markets, such as seawater and industrial wastewater desalination, natural gas, chemical processing and refrigeration systems, under the trademarks ERI®, PX®, Pressure Exchanger®, PX® Pressure Exchanger® (“PX”), Ultra PX™, PX G™, PX G1300™, PX PowerTrain™, AT™, and Aquabold™. The Company owns, manufactures and/or develops its solutions, in whole or in part, in the United States of America (the “U.S.”).

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2022 Condensed Consolidated Balance Sheet was derived from audited financial statements and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading.

The March 31, 2023 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2023 (the “2022 Annual Report”).

All adjustments consisting of normal recurring adjustments that are necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Reclassifications

Certain prior period amounts have been reclassified in the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows and certain notes to the Condensed Consolidated Financial Statements to conform to the current period presentation.

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

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 6

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Although there has been uncertainty and disruption in the global economy, supply chain and financial markets, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 3, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. The Company undertakes no obligation to update publicly these estimates for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies in Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” in the 2022 Annual Report.

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 7

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — Revenue

Disaggregation of Revenue

The following table presents the disaggregated revenues by segment, and within each segment, by geographical market based on the customer “shipped to” address, and by channel customers. Sales and usage-based taxes are excluded from revenues. See Note 9, “Segment Reporting,” for further discussion related to the Company’s segments.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Geographical market
Asia	$6,114	$—	$6,114	$6,746	$—	$6,746
Americas	3,208	30	3,238	2,301	30	2,331
Middle East and Africa	2,739	—	2,739	22,128	—	22,128
Europe	1,235	75	1,310	1,341	—	1,341
Total revenue	$13,296	$105	$13,401	$32,516	$30	$32,546

Channel
Original equipment manufacturer	$6,731	$105	$6,836	$4,671	$—	$4,671
Aftermarket	3,322	—	3,322	4,005	30	4,035
Megaproject	3,243	—	3,243	23,840	—	23,840
Total revenue	$13,296	$105	$13,401	$32,516	$30	$32,546

Contract Balances

The following table presents contract balances by category.

	March 31, 2023	December 31, 2022
	(In thousands)
Accounts receivable, net	$11,584	$34,062
Contract assets, current (included in prepaid expenses and other assets)	1,127	1,720

Contract liabilities:
Contract liabilities, current	$1,451	$1,195
Contract liabilities, non-current (included in other liabilities, non-current)	81	121
Total contract liabilities	$1,532	$1,316

Contract Liabilities
The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance. The following table presents significant changes in contract liabilities during the period.

	March 31, 2023	December 31, 2022
	(In thousands)
Contract liabilities, beginning of year	$1,316	$3,406
Revenue recognized	(978)	(3,123)
Cash received, excluding amounts recognized as revenue during the period	1,194	1,033
Contract liabilities, end of period	$1,532	$1,316

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 8

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future Performance Obligations

As of March 31, 2023, the following table presents the future estimated revenue by year expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied.

Year	Future Performance Obligations
(In thousands)
2023 (remaining nine months)	$4,580
2024	7,493
Total	$12,073

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 9

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Net (Loss) Income Per Share

Net (loss) income for the reported period is divided by the weighted average number of common shares outstanding during the reported period to calculate basic net (loss) income per common share.

•Basic net (loss) income per common share excludes any dilutive effect of stock options and restricted stock units ("RSUs").
•Diluted net (loss) income per common share reflects the potential dilution that would occur if outstanding stock options to purchase common stock were exercised for shares of common stock, using the treasury stock method, and if the shares of common stock underlying each unvested RSU were issued.

Outstanding stock options to purchase common stock and unvested RSUs are collectively referred to as “stock awards.”

The following table presents the computation of basic and diluted net (loss) income per common share.

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share amounts)
Numerator
Net (loss) income	$(6,296)	$7,894

Denominator (weighted average shares)
Basic common shares outstanding	56,228	56,783
Dilutive stock awards	—	1,398
Diluted common shares outstanding	56,228	58,181

Net (loss) income per share
Basic	$(0.11)	$0.14
Diluted	$(0.11)	$0.14

Certain shares of common stock issuable under stock awards have been omitted from the diluted net (loss) income per common share calculations because their inclusion is considered anti-dilutive. The following table presents the weighted potential common shares issuable under stock awards that were excluded from the computation of diluted net (loss) income per common share.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Anti-dilutive stock award shares	2,652	298

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 10

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

	March 31, 2023	December 31, 2022	March 31, 2022
	(In thousands)
Cash and cash equivalents	$66,332	$56,354	$44,520
Restricted cash, non-current (included in other assets, non-current)	123	104	103
Total cash, cash equivalents and restricted cash	$66,455	$56,458	$44,623

Accounts Receivable, net

	March 31, 2023	December 31, 2022
	(In thousands)
Accounts receivable, gross	$11,693	$34,210
Allowance for doubtful accounts	(109)	(148)
Accounts receivable, net	$11,584	$34,062

Inventories, net

	March 31, 2023	December 31, 2022
	(In thousands)
Raw materials	$9,777	$11,178
Work in process	3,985	2,628
Finished goods	19,930	15,062
Inventories, gross	33,692	28,868
Valuation adjustments for excess and obsolete inventory	(573)	(502)
Inventories, net	$33,119	$28,366

Inventory amounts are stated at the lower of cost or net realizable value, using the first-in, first-out method.

Accrued Expenses and Other Liabilities

	March 31, 2023	December 31, 2022
	(In thousands)
Current
Payroll, incentives and commissions payable	$4,907	$10,479
Warranty reserve	907	968
Other accrued expenses and other liabilities	2,371	3,246
Total accrued expenses and other liabilities	8,185	14,693

Other liabilities, non-current	254	121
Total accrued expenses, and current and non-current other liabilities	$8,439	$14,814

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 11

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

The classification of available-for-sale investments on the Condensed Consolidated Balance Sheets and definition of each of these classifications are provided in Note 1, “Description of Business and Significant Accounting Policies - Significant Accounting Policies,” subsections “Cash and Cash Equivalents” and “Short-term and Long-term Investments,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” in the 2022 Annual Report.

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

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 12

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

		March 31, 2023				December 31, 2022
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$35,131	$—	$—	$35,131	$33,268	$—	$—	$33,268

Short-term investments
U.S. treasury securities	Level 2	8,614	2	—	8,616	3,629	1	—	3,630
Corporate notes and bonds	Level 2	16,920	2	(185)	16,737	26,060	—	(208)	25,852
Municipal and agency notes and bonds	Level 2	6,994	—	(9)	6,985	3,992	5	—	3,997
Total short-term investments		32,528	4	(194)	32,338	33,681	6	(208)	33,479

Long-term investments
Corporate notes and bonds	Level 2	1,991	—	(7)	1,984	3,178	—	(120)	3,058
Municipal and agency notes and bonds	Level 2	1,038	—	(3)	1,035	—	—	—	—
Total long-term investments		3,029	—	(10)	3,019	3,178	—	(120)	3,058
Total short and long-term investments		35,557	4	(204)	35,357	36,859	6	(328)	36,537
Total		$70,688	$4	$(204)	$70,488	$70,127	$6	$(328)	$69,805

    The following table presents a summary of the fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument. The available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	March 31, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate notes and bonds	$17,734	$(192)	$28,911	$(328)
Municipal and agency notes and bonds	8,020	(12)	—	—
Total available-for-sale investments with unrealized loss positions	$25,754	$(204)	$28,911	$(328)

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 13

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

Under the Credit Agreement, as of March 31, 2023, there were no revolving loans outstanding. In addition, under the LCs component, the Company utilized $19.0 million of the maximum allowable credit line of $25.0 million, which includes newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the Company’s previous Loan and Pledge Agreement with Citibank, N.A. which are guaranteed under the Credit Agreement.

Letters of Credit

The following table presents the total outstanding LCs and SBLCs issued by the Company to our customers related to product warranty and performance guarantees.

	March 31, 2023	December 31, 2022
	(In thousands)
Outstanding letters of credit	$17,159	$15,487

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 14

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Commitments and Contingencies

Litigation

From time-to-time, the Company has been named in and subject to various proceedings and claims in connection with its business. The Company may in the future become involved in litigation in the ordinary course of business, including litigation that could be material to its business. The Company considers all claims, if any, on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of March 31, 2023, the Company was not involved in any lawsuits, therefore there were no material losses which were probable or reasonably possible.

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 15

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Income Taxes

	Three Months Ended March 31,
	2023	2022
	(In thousands, except percentages)
(Benefit from) provision for income taxes	$(1,159)	$445
Discrete items	488	599
(Benefit from) provision for income taxes, excluding discrete items	$(671)	$1,044
Effective tax rate	15.5%	5.3%
Effective tax rate, excluding discrete items	9.0%	12.5%

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

For the three months ended March 31, 2023, the recognized benefit from income tax resulted from the Company’s loss for the quarter and included benefits related to the U.S. federal foreign-derived intangible income (“FDII”) and federal research and development (“R&D”) tax credit, along with a discrete tax benefit due primarily to stock-based compensation windfalls. For the three months ended March 31, 2022, the recognized income tax expense included a benefit primarily related to the U.S. FDII and federal R&D tax credit, along with a discrete tax benefit due primarily to stock-based compensation windfalls.

The effective tax rate excluding discrete items for the three months ended March 31, 2023, as compared to the corresponding period of the prior year, differed primarily due to the Company reporting a pretax book loss for the three months ended March 31, 2023, as compared to pretax book income for the three months ended March 31, 2022, along with higher projected FDII benefit in the current year versus the prior year.

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 16

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

The following table presents a summary of the Company’s financial information by segment and corporate operating expenses.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Revenue	$13,296	$105	$13,401	$32,516	$30	$32,546
Cost of revenue	5,101	145	5,246	9,480	18	9,498
Gross profit (loss)	8,195	(40)	8,155	23,036	12	23,048

Operating expenses
General and administrative	1,938	968	2,906	1,464	908	2,372
Sales and marketing	3,175	1,170	4,345	2,301	527	2,828
Research and development	1,180	3,126	4,306	800	4,111	4,911
Total operating expenses	6,293	5,264	11,557	4,565	5,546	10,111

Operating (loss) income	$1,902	$(5,304)	(3,402)	$18,471	$(5,534)	12,937

Less: Corporate operating expenses			4,709			4,715
(Loss) income from operations			$(8,111)			$8,222

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 17

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 — Concentrations

Customer Revenue Concentration

The following table presents the customers that account for 10% or more of the Company’s revenue and their related segment. Although certain customers might account for greater than 10% of the Company’s revenue at any one point in time, the concentration of revenue between a limited number of customers shifts regularly, depending on when revenue is recognized. The percentages by customer reflect specific relationships or contracts that would concentrate revenue for the periods presented and do not indicate a trend specific to any one customer.

		Three Months Ended March 31,
	Segment	2023	2022
Customer A	Water	**	35%
Customer B	Water	27%	**
Customer C	Water	11%	**

**    Zero or less than 10%.

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 18

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

The original product application of our technology, the PX® Pressure Exchanger® (“PX”) energy recovery device, was a major contributor to the advancement of seawater reverse osmosis desalination (“SWRO”), significantly lowering the energy intensity and cost of water production globally from SWRO. We have since introduced our pressure exchanger technology to the fast growing industrial wastewater filtration market, such as battery manufacturers, mining operations, and manufacturing plants that discharge wastewater with significant levels of metals and pollutants, as well as the commercial and industrial refrigeration market.

Engineering, and research and development (“R&D”), have been, and remain, an essential part of our history, culture and corporate strategy. Since our formation, we have developed leading technology and engineering expertise through the continual evolution of our pressure exchanger technology, which can enhance environmental sustainability and improve productivity by reducing waste and energy consumption in high-pressure industrial fluid-flow systems. This versatile technology works as a platform to build product applications and is at the heart of many of our products. In addition, we have engineered and developed ancillary devices, such as our hydraulic turbochargers and circulation “booster” pumps, that complement our energy recovery devices.

Segments

Our reportable operating segments consist of the water and emerging technologies segments. These segments are based on the industries in which the technology solutions are sold, the type of energy recovery device or other technology sold and the related solution and service or, in the case of emerging technologies, where revenues from new and/or potential devices utilizing our pressure exchanger technology can be brought to market. Other factors for determining the reportable operating segments include the manner in which management evaluates our performance combined with the nature of the individual business activities. In addition, our corporate operating expenses include expenditures in support of the water and emerging technologies segments. We continue to monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 19

Highlights

Water

Our Water segment includes the continued development, sales and support of the PX, hydraulic turbochargers and pumps used in seawater desalination and industrial wastewater activities.

During the quarter, we announced:
•New contracts totaling over $9 million in potential revenue opportunity to supply our PX energy recovery devices to desalination facilities in China, India, South Korea, and Indonesia.

Emerging Technologies

Our Emerging Technologies segment includes the continued development, sales and support of activities related to emerging technologies, such as the PX G1300™ energy recovery device used in industrial and commercial refrigeration applications.

During the quarter, we announced:
•The appointment of Fieuw Koeltechniek (“Fieuw”), a leading refrigeration cooling rack and service provider in Belgium, the Netherlands, and Luxembourg (these countries are commonly referred to as the “Benelux region”), as our exclusive distribution agent in the Benelux region for two years. Under the agreement, Fieuw, is granted the exclusive right to sell our PX G1300 within the Benelux region and requires set volume purchase commitments over the life of the contract.
•The successful installation and commissioning of our PX G1300 in a major supermarket chain in the Benelux region.
•Our PX G1300 energy recovery device is a featured component in Epta Group’s (“Epta”) Extra Transcritical Efficiency (“XTE”) system, a next-generation commercial CO2 refrigeration system. Epta, an independent global player and leader specializing in commercial refrigeration, unveiled the XTE on the first day of EuroShop 2023, the world's number one retail trade fair located in Düsseldorf, Germany.

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 20

Results of Operations

A discussion regarding our financial condition and results of operations for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is presented below.

Revenue

Variability in revenue from quarter to quarter is typical, therefore year-on-year comparisons are not necessarily indicative of the trend for the full year due to these variations. There is no specific seasonality in our revenues to highlight that occurs throughout a calendar year.

Revenue by channel customers are presented in the following table.

	Three Months Ended March 31,
	2023		2022
	$	% of Revenue	$	% of Revenue	Change
	(In thousands, except percentages)
Original equipment manufacturer	$6,836	51%	$4,671	14%	$2,165	46%
Aftermarket	3,322	25%	4,035	13%	(713)	(18%)
Megaproject	3,243	24%	23,840	73%	(20,597)	(86%)
Total revenue	$13,401	100%	$32,546	100%	$(19,145)	(59%)

The Original Equipment Manufacturer (“OEM”) channel, where we sell into a wide variety of industries in the desalination, industrial wastewater, and industrial and commercial refrigeration markets, contains projects smaller in size and of shorter duration. Industrial wastewater revenue, which is included in this channel, is showing early-stage signs of commercial success and is starting to be a meaningful source. In the three months ended March 31, 2023, as compared to the comparable period in the prior year, desalination revenue increased 28% with key growth attributed to the Asia market, partially offset by lower growth in the Americas market. Industrial wastewater revenue increased in the three months ended March 31, 2023, as compared to the comparable period in the prior year, due primarily to projects in the Asia market.

The Aftermarket (“AM”) channel revenue generally fluctuates from year-to-year depending on support and services rendered to our installed customer base. Revenue from the AM channel is dependent on our customers’ timing of product upgrades, replenishment of spare parts and supplies, and service. In the three months ended March 31, 2023, as compared to the comparable period in the prior year, the decrease of 18% was due primarily to lower revenue in the Middle East and Africa market, partially offset by an increase in revenue in the Americas market.

The Megaproject (“MPD”) channel has been the main driver of our long-term growth as revenue from this channel benefits from the growing number of projects as well as an increase in the capacity of these projects. The lower revenue for the three months ended March 31, 2023, as compared to the comparable period in the prior year, was due primarily to customers’ project timing, and execution of these projects, specifically in the Middle East and Africa channel.

Revenue attributable to primary geographical markets and segments is presented in the following table.

	Three Months Ended March 31,
	2023			2022
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Asia	$6,114	$—	$6,114	$6,746	$—	$6,746
Americas	3,208	30	3,238	2,301	30	2,331
Middle East and Africa	2,739	—	2,739	22,128	—	22,128
Europe	1,235	75	1,310	1,341	—	1,341
Total revenue	$13,296	$105	$13,401	$32,516	$30	$32,546

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 21

Gross Profit and Gross Margin

Gross profit represents our revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense and manufactured components.

	Three Months Ended March 31,
	2023		2022
	$	Gross Margin %	$	Gross Margin %	Change in Product Gross Profit
	(In thousands, except percentages)
Gross profit and gross margin	$8,155	60.9%	$23,048	70.8%	$(14,893)	(64.6%)

The decrease in gross profit for the three months ended March 31, 2023, as compared to the corresponding period in the prior year, was due primarily to lower MPD revenue and lower gross margin.

The decrease in gross margin of 990 basis points during the three months ended March 31, 2023, from the corresponding period in the prior year, was due primarily to changes in our product mix and higher fixed manufacturing costs, such as cost increases related to inflation, partially offset by higher average selling price.

Operating Expenses

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$1,938	$968	$4,160	$7,066	$1,464	$908	$4,179	$6,551
Sales and marketing	3,175	1,170	549	4,894	2,301	527	536	3,364
Research and development	1,180	3,126	—	4,306	800	4,111	—	4,911
Total operating expenses	$6,293	$5,264	$4,709	$16,266	$4,565	$5,546	$4,715	$14,826

Overall operating expenditures grew $1.4 million, or 9.7%, in the three months ended March 31, 2023, as compared to the corresponding period in the prior year, due primarily to an increase in employee costs and share-based compensation expense, partially offset by lower R&D costs. The increase in employee costs, including share-based compensation expense, was due primarily from an increase in headcount, and higher wage and benefit costs. R&D costs in the quarter ended March 31, 2023 included costs to further develop our CO2 product. R&D costs in the quarter ended March 31, 2022 included costs related to the development of CO2 products and VorTeq commercialization.

The total material changes of general and administrative (“G&A”), sales and marketing (“S&M”) and R&D operating expenses for the current year, compared to the prior year, are discussed within the following segment and corporate operating expense discussions.

Water Segment. The increase in the segment operating expenses of $1.7 million, or 37.9%, in the three months ended March 31, 2023, as compared to the corresponding period in the prior year, was due primarily to an increase in employee costs and share-based compensation expenses in G&A, S&M and R&D, to support our existing desalination operations and our growth in industrial wastewater. The increase in employee costs, including share-based compensation expense, was due primarily from an increase in headcount, and higher wage and benefit costs.

Emerging Technologies Segment. The decrease of the segment operating expenses of $0.3 million, or (5.1)%, in the three months ended March 31, 2023, as compared to the corresponding period in the prior year, was due primarily to lower costs related to our decision to cease the VorTeq commercialization efforts in the second half of 2022, partially offset by additions to the CO2 employee costs, which contributed to in an increase in S&M and R&D expenses. The higher CO2 employee costs was due primarily to an increase in headcount, higher wages, an increase in benefit costs, and higher share-based compensation expense.

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 22

Corporate Operating Expenses. The decrease in corporate operating expenses in the three months ended March 31, 2023, as compared to the corresponding period in the prior year, was due primarily to lower software licensing and support costs, partially offset by an increase in outside service costs.

Other Income, Net

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Interest income	$621	$61
Other non-operating income, net	35	56
Total other income, net	$656	$117

The increase in Total other income, net in the three months ended March 31, 2023, as compared to the corresponding period in the prior year, was due primarily to higher interest yields on our investment-grade marketable debt instruments.

Income Taxes

	Three Months Ended March 31,
	2023	2022
	(In thousands, except percentages)
(Benefit from) provision for income taxes	$(1,159)	$445
Discrete items	488	599
(Benefit from) provision for income taxes, excluding discrete items	$(671)	$1,044
Effective tax rate	15.5%	5.3%
Effective tax rate, excluding discrete items	9.0%	12.5%

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

For the three months ended March 31, 2023, the recognized benefit from income tax resulted from the net loss for the quarter and included benefits related to the U.S. federal foreign-derived intangible income (“FDII”) and federal R&D tax credit, along with a discrete tax benefit due primarily to stock-based compensation windfalls. For the three months ended March 31, 2022, the recognized income tax expense included a benefit primarily related to the U.S. FDII and federal R&D tax credit, along with a discrete tax benefit due primarily to stock-based compensation windfalls.

The effective tax rate excluding discrete items for the three months ended March 31, 2023, as compared to the corresponding period of the prior year, differed primarily due to reporting a pretax book loss for the three months ended March 31, 2023, as compared to pretax book income for the three months ended March 31, 2022, along with higher projected FDII benefit in the current year versus the prior year.

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 23

Liquidity and Capital Resources

Overview

From time-to-time, management and our Board of Directors review our liquidity and future cash needs and may make a decision on (1) the return of capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing. As of March 31, 2023, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $66.3 million; (ii) investment-grade short-term and long-term marketable debt instruments of $35.4 million that are primarily invested in U.S. treasury securities, corporate notes and bonds, and municipal and agency notes and bonds; and (iii) accounts receivable, net of allowances, of $11.6 million. As of March 31, 2023, there was unrestricted cash of $1.4 million held outside the U.S. We invest cash not needed for current operations predominantly in investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed. Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future. We believe the risk of this portfolio to us is in the ability of the underlying companies to cover their obligations at maturity, not in our ability to trade these securities at a profit. Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.

Credit Agreement

We entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (“Credit Agreement”) to provide us with additional capital to fuel our growth and expansion into emerging markets utilizing our pressure exchanger technology. The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component. As of March 31, 2023, we were in compliance with all covenants under the Credit Agreement.

Under the Credit Agreement, as of March 31, 2023, there were no revolving loans outstanding. In addition, as of March 31, 2023, under the LCs component, we utilized $19.0 million of the maximum allowable credit line of $25.0 million, which included newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the previous Loan and Pledge Agreement with Citibank, N.A., which are guaranteed under the Credit Agreement. As of March 31, 2023, there was $17.2 million of outstanding LCs. These LCs had a weighted average remaining life of approximately 15 months.

See Note 6, “Lines of Credit,” of the Notes for further discussion related to the Credit Agreement.

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 24

Cash Flows

	Three Months Ended March 31,
	2023	2022	Change
	(In thousands)
Net cash provided by (used in) operating activities	$8,657	$(1,602)	$10,259
Net cash provided by (used in) investing activities	1,167	(20,932)	22,099
Net cash provided by (used in) financing activities	165	(7,293)	7,458
Effect of exchange rate differences on cash and cash equivalents	8	(11)	19
Net change in cash, cash equivalents and restricted cash	$9,997	$(29,838)	$39,835

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

The higher net cash provided by operating activities in the three months ended March 31, 2023, compared to the net cash used in operating activities in the corresponding period in the prior year, was due primarily to the timing of collections on our outstanding accounts receivable, partially offset by the lower revenues during the quarter, a planned increase in inventory, and timing of invoices received and payment of outstanding accounts payable.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities primarily relates to maturities and purchases of investment-grade marketable debt instruments, such as corporate notes and bonds, and capital expenditures supporting our growth. We believe our investments in marketable debt instruments are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. The $1.4 million cash provided by investing of marketable debt instruments in the three months ended March 31, 2023 compared to the $19.0 million used in investing in marketable debt instruments in the corresponding period in the prior year, was due primarily to an increase in the investments in marketable debt instruments in 2022.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities primarily relates to the share repurchases under our board authorized share repurchase program, which was completed in 2022, and offset by issuance of equity from our equity incentive plans. The net cash provided by financing activities for the three months ended March 31, 2023, as compared to the net cash used in financing activities in the corresponding period in the prior year, was due primarily to share repurchases of $8.1 million in 2022 under the March 2021 Authorization.

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 25

Liquidity and Capital Resource Requirements

We believe that our existing resources and cash generated from our operations will be sufficient to meet our anticipated capital requirements for at least the next 12 months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations or to support acquisitions in the future and/or to fund investments in our latest technology arising from rapid market adoption. These needs could require us to seek additional equity or debt financing. Our future capital requirements will depend on many factors including the continuing market acceptance of our products, our rate of revenue growth, the timing of new product introductions, the expansion of our R&D, manufacturing and S&M activities, and the timing and extent of our expansion into new geographic territories. In addition, we may enter into potential material investments in, or acquisitions of, complementary businesses, services or technologies in the future which could also require us to seek additional equity or debt financing. Should we need additional liquidity or capital funds, these funds may not be available to us on favorable terms, or at all.

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

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 26

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

Our revenue contracts have been denominated in the USD. At times, our international customers may have difficulty in obtaining the USD to pay our receivables, thus increasing collection risk and potential bad debt expense. To the extent we expand our international sales, a larger portion of our revenue could be denominated in foreign currencies. As a result, our cash and operating results could be increasingly affected by changes in exchange rates.

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

As of March 31, 2023, our investment portfolio of $35.4 million, in investment-grade marketable debt instruments, such as U.S. treasury securities, corporate notes and bonds, and municipal and agency notes and bonds, are classified as either short-term and/or long-term investments on our Condensed Consolidated Balance Sheets. These investments are subject to interest rate fluctuations and will decrease in market value if interest rates increase. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of less than six months. As of March 31, 2023, a hypothetical 1% increase in interest rates would have resulted in a less than $0.1 million decrease in the fair value of our investments in marketable debt instruments.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 27

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

We have been, and may be from time to time, involved in legal proceedings or subject to claims incident to the ordinary course of business. We are not presently a party to any legal proceedings that we believe are likely to have a material adverse effect on our business, financial condition, or operating results. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A — Risk Factors

Other than noted below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in the 2022 Annual Report.

Bank failures or other events affecting financial institutions could materially adversely affect our operations, liquidity and financial performance.

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits, and any deposits beyond these limits could be lost. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or other similar agencies. The failure of a bank, or events involving limited liquidity, defaults, non-performance or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or concerns or rumors about such events, may lead to disruptions in access to our bank deposits or otherwise adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

In addition, instability, liquidity constraints or other distress in the financial markets, including the effects of bank failures, defaults, non-performance or other adverse developments that affect financial institutions, could impair the ability of one or more of the banks participating in our current or any future credit agreement from honoring their commitments. This could have a material adverse effect on our business if we were not able to replace those commitments or to locate other sources of liquidity on acceptable terms.

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 28

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

*    Filed herewith.
**    The certification furnished in Exhibit 32.1 is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	May 3, 2023	By:	/s/ ROBERT YU LANG MAO
Robert Yu Lang Mao
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2023	By:	/s/ JOSHUA BALLARD
Joshua Ballard
Chief Financial Officer
(Principal Financial and Accounting Officer)

Energy Recovery, Inc. | Q1'2023 Form 10-Q | 30