Form 10-Q
period 2023-06-30
Energy Recovery, Inc.
filed 2023-08-02
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
OR
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
Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of July 27, 2023, there were 56,406,602 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

Energy Recovery, Inc. | Q2'2023 Form 10-Q

Forward-Looking Information

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”), contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

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

•our belief that our cash deposit risk at uninsured or under insured financial institutions will not materially affect our current liquidity;
•our expectation that the lender under our current credit agreement, as amended, will continue to honor its commitments to us;
•our belief that we will be in compliance with the terms of the existing credit agreement, as amended, in the future;
•our expectation that we will continue to receive a tax benefit related to U.S. federal foreign-derived intangible income;
•the impact of changes in internal control over financial reporting; and

Energy Recovery, Inc. | Q2'2023 Form 10-Q | FLS 1

•other factors disclosed under the MD&A and Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” and elsewhere in this Form 10-Q.

You should not place undue reliance on these forward-looking statements. These forward-looking statements reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part II, Item 1A, “Risk Factors,” and are based on information available to us as of August 2, 2023. We assume no obligation to update any such forward-looking statements. Certain risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are disclosed from time to time in our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with or furnished to the Securities and Exchange Commission (the “SEC”), as well as in Part II, Item 1A, “Risk Factors,” within this Quarterly Report on Form 10-Q.

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

Energy Recovery, Inc. | Q2'2023 Form 10-Q | FLS 2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$44,239	$56,354
Short-term investments	50,832	33,479
Accounts receivable, net	15,361	34,062
Inventories, net	36,315	28,366
Prepaid expenses and other assets	3,544	5,606
Total current assets	150,291	157,867
Long-term investments	2,471	3,058
Deferred tax assets, net	11,672	10,263
Property and equipment, net	19,391	19,580
Operating lease, right of use asset	12,306	13,115
Goodwill	12,790	12,790
Other assets, non-current	753	366
Total assets	$209,674	$217,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,741	$814
Accrued expenses and other liabilities	10,491	14,693
Lease liabilities	1,689	1,600
Contract liabilities	1,268	1,195
Total current liabilities	15,189	18,302
Lease liabilities, non-current	12,488	13,278
Other liabilities, non-current	215	121
Total liabilities	27,892	31,701
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	65	64
Additional paid-in capital	209,139	204,957
Accumulated other comprehensive loss	(127)	(349)
Treasury stock	(80,486)	(80,486)
Retained earnings	53,191	61,152
Total stockholders’ equity	181,782	185,338
Total liabilities and stockholders’ equity	$209,674	$217,039

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 1

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Revenue	$20,723	$20,292	$34,124	$52,838
Cost of revenue	7,180	6,920	12,426	16,418
Gross profit	13,543	13,372	21,698	36,420

Operating expenses:
General and administrative	7,269	6,996	14,335	13,547
Sales and marketing	5,092	3,849	9,986	7,213
Research and development	3,768	5,431	8,074	10,342
Total operating expenses	16,129	16,276	32,395	31,102
Income (loss) from operations	(2,586)	(2,904)	(10,697)	5,318

Other income (expense):
Interest income	782	166	1,403	227
Other non-operating expense, net	(126)	(60)	(91)	(4)
Total other income, net	656	106	1,312	223
Income (loss) before income taxes	(1,930)	(2,798)	(9,385)	5,541
Provision for (benefit from) income taxes	(265)	(439)	(1,424)	6
Net income (loss)	$(1,665)	$(2,359)	$(7,961)	$5,535

Net income (loss) per share:
Basic	$(0.03)	$(0.04)	$(0.14)	$0.10
Diluted	$(0.03)	$(0.04)	$(0.14)	$0.10

Number of shares used in per share calculations:
Basic	56,363	56,218	56,296	56,499
Diluted	56,363	56,218	56,296	57,858

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 2

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income (loss)	$(1,665)	$(2,359)	$(7,961)	$5,535
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	114	15	97	4
Unrealized gain (loss) on investments	30	(112)	125	(370)
Total other comprehensive income (loss), net of tax	144	(97)	222	(366)
Comprehensive (loss) income	$(1,521)	$(2,456)	$(7,739)	$5,169

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 3

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except shares)
Common stock
Beginning balance	$64	$64	$64	$64
Issuance of common stock, net	1	—	1	—
Ending balance	65	64	65	64

Additional paid-in capital
Beginning balance	207,340	198,211	204,957	195,593
Issuance of common stock, net	213	222	378	985
Stock-based compensation	1,586	1,696	3,804	3,551
Ending balance	209,139	200,129	209,139	200,129

Accumulated other comprehensive loss
Beginning balance	(271)	(418)	(349)	(149)
Other comprehensive income (loss)
Foreign currency translation adjustments	114	15	97	4
Unrealized gain (loss) on investments	30	(112)	125	(370)
Total other comprehensive income (loss), net	144	(97)	222	(366)
Ending balance	(127)	(515)	(127)	(515)

Treasury stock
Beginning balance	(80,486)	(61,888)	(80,486)	(53,832)
Common stock repurchased	—	(18,567)	—	(26,623)
Ending balance	(80,486)	(80,455)	(80,486)	(80,455)

Retained earnings
Beginning balance	54,856	44,997	61,152	37,103
Net (loss) income	(1,665)	(2,359)	(7,961)	5,535
Ending balance	53,191	42,638	53,191	42,638

Total stockholders’ equity	$181,782	$161,861	$181,782	$161,861

Common stock issued (shares)
Beginning balance	64,491,384	63,838,567	64,225,391	63,544,419
Issuance of common stock, net	62,585	96,811	328,578	390,959
Ending balance	64,553,969	63,935,378	64,553,969	63,935,378

Treasury stock (shares)
Beginning balance	8,148,512	7,136,594	8,148,512	6,721,153
Common stock repurchased	—	1,010,265	—	1,425,706
Ending balance	8,148,512	8,146,859	8,148,512	8,146,859

Total common stock outstanding (shares)	56,405,457	55,788,519	56,405,457	55,788,519

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 4

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(7,961)	$5,535
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities
Stock-based compensation	4,020	3,604
Depreciation and amortization	2,019	2,894
Right of use asset depreciation	808	755
(Accretion) amortization of premiums and discounts on investments	(383)	507
Deferred income taxes	(1,409)	(127)
Other non-cash adjustments	149	(91)
Changes in operating assets and liabilities:
Accounts receivable, net	18,732	6,704
Contract assets	1,355	194
Inventories, net	(8,097)	(7,905)
Prepaid and other assets	(267)	(331)
Accounts payable	804	3,063
Accrued expenses and other liabilities	(5,266)	(5,477)
Contract liabilities	19	(1,846)
Net cash provided by operating activities	4,523	7,479
Cash flows from investing activities:
Sales of marketable securities	2,966	—
Maturities of marketable securities	29,950	25,421
Purchases of marketable securities	(49,185)	(35,964)
Capital expenditures and proceeds from sales of fixed assets	(767)	(2,436)
Net cash used in investing activities	(17,036)	(12,979)
Cash flows from financing activities:
Net proceeds from issuance of common stock	379	985
Repurchase of common stock	—	(26,623)
Net cash provided by (used in) financing activities	379	(25,638)
Effect of exchange rate differences on cash and cash equivalents	41	4
Net change in cash, cash equivalents and restricted cash	(12,093)	(31,134)
Cash, cash equivalents and restricted cash, beginning of year	56,458	74,461
Cash, cash equivalents and restricted cash, end of period	$44,365	$43,327

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 5

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Description of Business and Significant Accounting Policies

Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company” or “Energy Recovery”) designs and manufactures solutions that make industrial processes more efficient and sustainable. Leveraging the Company’s pressure exchanger technology, which generates little to no emissions when operating, the Company’s solutions lower costs, save energy, reduce waste and minimize emissions for companies across a variety of industrial processes. As the world coalesces around the urgent need to address climate change and its impacts, the Company is helping companies reduce their energy consumption in their industrial processes, which in turn, reduces their carbon footprint. The Company believes that its customers do not have to sacrifice quality and cost savings for sustainability and is committed to developing solutions that drive long-term value – both financial and environmental. The Company’s solutions are marketed, sold in, or developed for, the fluid-flow and gas markets, such as seawater and wastewater desalination, natural gas, chemical processing and refrigeration systems, under the trademarks ERI®, PX®, Pressure Exchanger®, PX® Pressure Exchanger® (“PX”), Ultra PX™, PX G™, PX G1300™, PX PowerTrain™, AT™, and Aquabold™. The Company owns, manufactures and/or develops its solutions, in whole or in part, in the United States of America (the “U.S.”).

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

The June 30, 2023 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2023 (the “2022 Annual Report”).

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

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 6

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

Although there has been uncertainty and disruption in the global economy, supply chain and financial markets, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 2, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. The Company undertakes no obligation to update publicly these estimates for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies in Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” in the 2022 Annual Report.

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 7

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — Revenue

Disaggregation of Revenue

The following tables present the disaggregated revenues by segment, and within each segment, by geographical market based on the customer “shipped to” address, and by channel customers. Sales and usage-based taxes are excluded from revenues. See Note 9, “Segment Reporting,” for further discussion related to the Company’s segments.

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Geographical market
Middle East and Africa	$10,990	$108	$11,098	$13,729	$108	$13,837
Asia	7,378	—	7,378	13,492	—	13,492
Americas	1,329	—	1,329	4,537	30	4,567
Europe	817	101	918	2,052	176	2,228
Total revenue	$20,514	$209	$20,723	$33,810	$314	$34,124

Channel
Megaproject	$12,211	$—	$12,211	$15,454	$—	$15,454
Original equipment manufacturer	4,601	101	4,702	11,332	206	11,538
Aftermarket	3,702	108	3,810	7,024	108	7,132
Total revenue	$20,514	$209	$20,723	$33,810	$314	$34,124

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Geographical market
Middle East and Africa	$14,779	$79	$14,858	$36,907	$79	$36,986
Asia	2,857	—	2,857	9,603	—	9,603
Americas	1,494	—	1,494	3,795	30	3,825
Europe	1,083	—	1,083	2,424	—	2,424
Total revenue	$20,213	$79	$20,292	$52,729	$109	$52,838

Channel
Megaproject	$9,991	$79	$10,070	$33,831	$79	$33,910
Original equipment manufacturer	7,689	—	7,689	12,360	—	12,360
Aftermarket	2,533	—	2,533	6,538	30	6,568
Total revenue	$20,213	$79	$20,292	$52,729	$109	$52,838

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 8

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract Balances

The following table presents contract balances by category.

	June 30, 2023	December 31, 2022
	(In thousands)
Accounts receivable, net	$15,361	$34,062
Contract assets:
Contract assets, current (included in prepaid expenses and other assets)	—	1,720
Contract assets, non-current (included in other assets, non-current)	365	—
Total contract assets	$365	$1,720

Contract liabilities:
Contract liabilities, current	$1,268	$1,195
Contract liabilities, non-current (included in other liabilities, non-current)	67	121
Total contract liabilities	$1,335	$1,316

Contract Liabilities
The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance. The following table presents significant changes in contract liabilities during the period.

	June 30, 2023	December 31, 2022
	(In thousands)
Contract liabilities, beginning of year	$1,316	$3,406
Revenue recognized	(1,044)	(3,123)
Cash received, excluding amounts recognized as revenue during the period	1,063	1,033
Contract liabilities, end of period	$1,335	$1,316

Future Performance Obligations

As of June 30, 2023, the following table presents the future estimated revenue by year expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied.

Year	Future Performance Obligations
(In thousands)
2023 (remaining six months)	$5,924
2024	6,021
Total	$11,945

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 9

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Net Income (Loss) Per Share

Net income (loss) for the reported period is divided by the weighted average number of common shares outstanding during the reported period to calculate basic net income (loss) per common share.

•Basic net income (loss) per common share excludes any dilutive effect of stock options and restricted stock units (“RSUs”).
•Diluted net income (loss) per common share reflects the potential dilution that would occur if outstanding stock options to purchase common stock were exercised for shares of common stock, using the treasury stock method, and if the shares of common stock underlying each unvested RSU were issued.

Outstanding stock options to purchase common stock and unvested RSUs are collectively referred to as “stock awards.”

The following table presents the computation of basic and diluted net income (loss) per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Numerator
Net income (loss)	$(1,665)	$(2,359)	$(7,961)	$5,535

Denominator (weighted average shares)
Basic common shares outstanding	56,363	56,218	56,296	56,499
Dilutive stock awards	—	—	—	1,359
Diluted common shares outstanding	56,363	56,218	56,296	57,858

Net income (loss) per share
Basic	$(0.03)	$(0.04)	$(0.14)	$0.10
Diluted	$(0.03)	$(0.04)	$(0.14)	$0.10

Certain shares of common stock issuable under stock awards have been omitted from the diluted net income (loss) per common share calculations because their inclusion is considered anti-dilutive. The following table presents the weighted potential common shares issuable under stock awards that were excluded from the computation of diluted net income (loss) per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Anti-dilutive stock award shares	2,664	3,140	2,664	357

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 10

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

	June 30, 2023	December 31, 2022	June 30, 2022
	(In thousands)
Cash and cash equivalents	$44,239	$56,354	$43,223
Restricted cash, non-current (included in other assets, non-current)	126	104	104
Total cash, cash equivalents and restricted cash	$44,365	$56,458	$43,327

Accounts Receivable, net

	June 30, 2023	December 31, 2022
	(In thousands)
Accounts receivable, gross	$15,470	$34,210
Allowance for doubtful accounts	(109)	(148)
Accounts receivable, net	$15,361	$34,062

Inventories, net

	June 30, 2023	December 31, 2022
	(In thousands)
Raw materials	$10,195	$11,178
Work in process	3,927	2,628
Finished goods	22,794	15,062
Inventories, gross	36,916	28,868
Valuation adjustments for excess and obsolete inventory	(601)	(502)
Inventories, net	$36,315	$28,366

Inventory amounts are stated at the lower of cost or net realizable value, using the first-in, first-out method.

Accrued Expenses and Other Liabilities

	June 30, 2023	December 31, 2022
	(In thousands)
Current
Payroll, incentives and commissions payable	$6,749	$10,479
Warranty reserve	924	968
Other accrued expenses and other liabilities	2,818	3,246
Total accrued expenses and other liabilities	10,491	14,693

Other liabilities, non-current	215	121
Total accrued expenses, and current and non-current other liabilities	$10,706	$14,814

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 11

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

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 12

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

		June 30, 2023				December 31, 2022
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$18,097	$—	$—	$18,097	$33,268	$—	$—	$33,268

Short-term investments
U.S. treasury securities	Level 2	30,000	5	(4)	30,001	3,629	1	—	3,630
Corporate notes and bonds	Level 2	10,635	—	(119)	10,516	26,060	—	(208)	25,852
Municipal and agency notes and bonds	Level 2	10,348	—	(33)	10,315	3,992	5	—	3,997
Total short-term investments		50,983	5	(156)	50,832	33,681	6	(208)	33,479

Long-term investments
Corporate notes and bonds	Level 2	1,445	—	(5)	1,440	3,178	—	(120)	3,058
Municipal and agency notes and bonds	Level 2	1,038	—	(7)	1,031	—	—	—	—
Total long-term investments		2,483	—	(12)	2,471	3,178	—	(120)	3,058
Total short and long-term investments		53,466	5	(168)	53,303	36,859	6	(328)	36,537
Total		$71,563	$5	$(168)	$71,400	$70,127	$6	$(328)	$69,805

The following table presents a summary of the fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument. The available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	June 30, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. treasury securities	$2,852	$(4)	$—	$—
Corporate notes and bonds	11,957	(124)	28,911	(328)
Municipal and agency notes and bonds	11,345	(40)	—	—
Total available-for-sale investments with unrealized loss positions	$26,154	$(168)	$28,911	$(328)

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 13

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sales of Available-for-Sale Investments
The following table presents the sales of available-for-sale investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Corporate notes and bonds	$2,966	$—	$2,966	$—

Realized losses on sales of securities were immaterial during the three and six months ended June 30, 2023.

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 14

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

Under the Credit Agreement, as of June 30, 2023, there were no revolving loans outstanding. In addition, under the LCs component, the Company utilized $20.5 million of the maximum allowable credit line of $25.0 million, which includes newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the Company’s previous Loan and Pledge Agreement with Citibank, N.A. which are guaranteed under the Credit Agreement.

Letters of Credit

The following table presents the total outstanding LCs and SBLCs issued by the Company to our customers related to product warranty and performance guarantees.

	June 30, 2023	December 31, 2022
	(In thousands)
Outstanding letters of credit	$18,622	$15,487

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 15

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Commitments and Contingencies

Litigation

From time-to-time, the Company has been named in and subject to various proceedings and claims in connection with its business. The Company may in the future become involved in litigation in the ordinary course of business, including litigation that could be material to its business. The Company considers all claims, if any, on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of June 30, 2023, the Company was not involved in any lawsuits, legal proceedings or claims that would have a material effect on the Company’s financial position, results of operations, or cash flows. Therefore, there were no material losses which were probable or reasonably possible.

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 16

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(265)	$(439)	$(1,424)	$6
Discrete items	141	204	629	803
Provision for (benefit from) income taxes, excluding discrete items	$(124)	$(235)	$(795)	$809
Effective tax rate	13.7%	15.7%	15.2%	0.1%
Effective tax rate, excluding discrete items	6.4%	8.4%	8.5%	14.6%

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

For the three and six months ended June 30, 2023, the recognized benefit from income tax resulted from the Company’s loss for the respective periods and included benefits related to the U.S. federal foreign-derived intangible income (“FDII”) and federal research and development (“R&D”) tax credit, along with a discrete tax benefit due primarily to stock-based compensation windfalls. For the three and six months ended June 30, 2022, the recognized benefit from taxes and the provision for taxes, respectively, included a benefit primarily related to the U.S. FDII and federal R&D tax credit, along with a discrete tax benefit due primarily to stock-based compensation windfalls.

The effective tax rate excluding discrete items for the three and six months ended June 30, 2023, as compared to the comparable period in the prior year, differed primarily due to higher projected FDII and R&D tax credits and lower projected taxable income.

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 17

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

The following tables present a summary of the Company’s financial information by segment and corporate operating expenses.

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Revenue	$20,514	$209	$20,723	$33,810	$314	$34,124
Cost of revenue	6,921	259	7,180	12,022	404	12,426
Gross profit (loss)	13,593	(50)	13,543	21,788	(90)	21,698

Operating expenses
General and administrative	1,860	947	2,807	3,798	1,915	5,713
Sales and marketing	3,120	1,441	4,561	6,295	2,611	8,906
Research and development	843	2,925	3,768	2,023	6,051	8,074
Total operating expenses	5,823	5,313	11,136	12,116	10,577	22,693

Operating income (loss)	$7,770	$(5,363)	2,407	$9,672	$(10,667)	(995)

Less: Corporate operating expenses			4,993			9,702
Loss from operations			$(2,586)			$(10,697)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Revenue	$20,213	$79	$20,292	$52,729	$109	$52,838
Cost of revenue	6,920	—	6,920	16,400	18	16,418
Gross profit	13,293	79	13,372	36,329	91	36,420

Operating expenses
General and administrative	1,534	1,354	2,888	2,998	2,262	5,260
Sales and marketing	2,654	633	3,287	4,955	1,160	6,115
Research and development	1,143	4,288	5,431	1,943	8,399	10,342
Total operating expenses	5,331	6,275	11,606	9,896	11,821	21,717

Operating income (loss)	$7,962	$(6,196)	1,766	$26,433	$(11,730)	14,703

Less: Corporate operating expenses			4,670			9,385
Income (loss) from operations			$(2,904)			$5,318

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 18

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 — Concentrations

Customer Revenue Concentration

The following table presents the customers that account for 10% or more of the Company’s revenue and their related segment for each of the periods presented. Although certain customers might account for greater than 10% of the Company’s revenue at any one point in time, the concentration of revenue between a limited number of customers shifts regularly, depending on when revenue is recognized. The percentages by customer reflect specific relationships or contracts that would concentrate revenue for the periods presented and do not indicate a trend specific to any one customer.

		Three Months Ended June 30,		Six Months Ended June 30,
	Segment	2023	2022	2023	2022
Customer A	Water	**	**	**	25%
Customer B	Water	**	24%	**	15%
Customer C	Water	20%	**	13%	**
Customer D	Water	18%	**	11%	**
Customer E	Water	**	14%	**	**
Customer F	Water	**	**	12%	**
Customer G	Water	11%	**	**	**
Customer H	Water	10%	**	**	**

**    Zero or less than 10%.

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 19

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

The original product application of our technology, the PX® Pressure Exchanger® (“PX”) energy recovery device, was a major contributor to the advancement of seawater reverse osmosis desalination (“SWRO”), significantly lowering the energy intensity and cost of water production globally from SWRO. We have since introduced our pressure exchanger technology to the fast growing wastewater filtration market, such as battery manufacturers, mining operations, and manufacturing plants that discharge wastewater with significant levels of metals and pollutants, as well as the commercial and industrial refrigeration market.

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

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 20

Highlights

In July 2023, MSCI ESG Research LLC (“MSCI”) upgraded the company from an AA rating to its highest rating of AAA in its latest environmental, social, and governance (ESG) assessment. MSCI’s evaluation recognizes Energy Recovery as one of the highest performing companies within the Industrial Machinery industry in MSCI’s All Company World Index, reflecting robust corporate governance and labor management practices and significant opportunities in clean technology.

Water

Our Water segment includes the continued development, sales and support of the PX, hydraulic turbochargers and pumps used in seawater desalination and treatment of wastewater (hereinafter referred to as “wastewater”).

During the quarter, we announced:
•Contracts totaling over $8 million to supply the PX and accessories to facilities in Chile. These contracts are for mining applications and demonstrate the region's continuing investment in wastewater. Chile is the world's No. 1 copper producer and the No. 2 producer of lithium. Industrial mines require fresh water for pumping minerals like lithium to the surface and for copper smelting.
•We introduced additions to our PX U Series product line, tailored for ultra high-pressure reverse osmosis (“UHPRO”) applications. The expanded U Series product line includes the U20, U40, U80, and U250 models. Flow ranges for the suite of models vary from 2.3-56.8 m3/hr (10-250 gpm) with a maximum operating pressure of 120 bar (1,740 psi). With government-mandated zero or minimal liquid discharge (“ZLD” or “MLD”, respectively) requirements increasing globally, the PX U Series drives ZLD/MLD operational efficiency by using the cutting-edge energy recovery technology of the pressure exchanger to reduce operating costs from UHPRO.

Emerging Technologies

Our Emerging Technologies segment includes the continued development, sales and support of activities related to emerging technologies, such as the PX G1300™ energy recovery device used in industrial and commercial refrigeration applications.

During the quarter, we announced:
•At the conclusion of the ATMO Awards Ceremony of the Atmosphere America Summit 2023, we earned the prestigious Refrigeration Innovation of the Year Award for the PX G1300™. The award for Refrigeration Innovation of the Year is presented by ATMO to the company that has produced a natural refrigerant-based product that has had, or is expected to have, a significant impact on the market.

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 21

Results of Operations

A discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, is presented below.

Revenue

Variability in revenue from quarter to quarter is typical, therefore year-on-year comparisons are not necessarily indicative of the trend for the full year due to these variations. There is no specific seasonality in our revenues to highlight that occurs throughout a calendar year.

Revenue by channel customers

	Three Months Ended June 30,
	2023		2022
	$	% of Revenue	$	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$12,211	59%	$10,070	50%	$2,141	21%
Original equipment manufacturer	4,702	23%	7,689	38%	(2,987)	(39%)
Aftermarket	3,810	18%	2,533	12%	1,277	50%
Total revenue	$20,723	100%	$20,292	100%	$431	2%

	Six Months Ended June 30,
	2023		2022
	$	% of Revenue	$	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$15,454	45%	$33,910	64%	$(18,456)	(54%)
Original equipment manufacturer	11,538	34%	12,360	24%	(822)	(7%)
Aftermarket	7,132	21%	6,568	12%	564	9%
Total revenue	$34,124	100%	$52,838	100%	$(18,714)	(35%)

The Megaproject (“MPD”) channel has been the main driver of our long-term growth as revenue from this channel benefits from a growing number of projects as well as an increase in the capacity of these projects. The change in revenue for the three and six months ended June 30, 2023, as compared to the comparable periods in the prior year, was due primarily to customers’ project timing, and execution of these projects, specifically in the Middle East and Africa.

The Original Equipment Manufacturer (“OEM”) channel, where we sell into a wide variety of industries in the desalination, wastewater, and industrial and commercial refrigeration markets, contains projects smaller in size and of shorter duration compared to those in the mega project channel. In the three and six months ended June 30, 2023, as compared to the comparable periods in the prior year, desalination revenue decreased due primarily to the type of projects and type of products sold in the Middle East and Europe markets, partially offset by growth attributed to the Asia market, specifically related to the timing of the projects in Indonesia. Wastewater revenues in the three and six months ended June 30, 2023, as compared to the comparable periods in the prior year, decreased by $0.6 million and increased by $0.4 million, respectively, due to the timing of the projects and delivery of products within the markets served.

The Aftermarket (“AM”) channel revenue generally fluctuates from year-to-year depending on support and services rendered to our installed customer base. Revenue from the AM channel is dependent on our customers’ timing of product upgrades, replenishment of spare parts and supplies, and service. In the three months ended June 30, 2023, as compared to the comparable period in the prior year, the increase was due primarily to growth in the Europe, Middle East, and Africa markets, partially offset by a decrease in revenue in the Asia and America markets. In the six months ended June 30, 2023, as compared to the comparable period in the prior year, the increase was due primarily to growth in the Middle East, Africa and Americas markets, partially offset by a decrease in revenue in the Asia and Europe markets.

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 22

Revenue attributable to primary geographical markets by segments.

	Three Months Ended June 30,
	2023			2022
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Middle East and Africa	$10,990	$108	$11,098	$14,779	$79	$14,858
Asia	7,378	—	7,378	2,857	—	2,857
Americas	1,329	—	1,329	1,494	—	1,494
Europe	817	101	918	1,083	—	1,083
Total revenue	$20,514	$209	$20,723	$20,213	$79	$20,292

	Six Months Ended June 30,
	2023			2022
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total

Middle East and Africa	$13,729	$108	$13,837	$36,907	$79	$36,986
Asia	13,492	—	13,492	9,603	—	9,603
Americas	4,537	30	4,567	3,795	30	3,825
Europe	2,052	176	2,228	2,424	—	2,424
Total revenue	$33,810	$314	$34,124	$52,729	$109	$52,838

Concentration of revenue

See Note 10, “Concentrations,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q (the “Notes”) for further discussion regarding our concentration of revenue.

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 23

Gross Profit and Gross Margin

Gross profit represents our revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense and other manufactured components.

	Three Months Ended June 30,
	2023		2022
	$	Gross Margin	$	Gross Margin	Change in Product Gross Profit
	(In thousands, except percentages)
Gross profit and gross margin	$13,543	65.4%	$13,372	65.9%	$171	1.3%

The increase in gross profit in the three months ended June 30, 2023, as compared to the comparable period in the prior year, was due primarily to increased sales of PXs, pumps and turbochargers in the MPD channels, partially offset by a decrease in gross margin. Gross margin decreased due primarily to higher manufacturing costs, partially offset by a change in product mix.

	Six Months Ended June 30,
	2023		2022
	$	Gross Margin %	$	Gross Margin %	Change in Product Gross Profit
	(In thousands, except percentages)
Gross profit and gross margin	$21,698	63.6%	$36,420	68.9%	$(14,722)	(40.4%)

The decrease in gross profit for the six months ended June 30, 2023, as compared to the comparable period in the prior year, was due primarily to lower MPD revenue and lower gross margin. The decrease in gross margin during the six months ended June 30, 2023, as compared to the comparable period in the prior year, was due primarily to changes in product mix and higher manufacturing costs, partially offset by higher average selling price.

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 24

Operating Expenses

The total material changes of general and administrative (“G&A”), sales and marketing (“S&M”) and research and development (“R&D”) operating expenses in the three and six months ended June 30, 2023, as compared to the comparable periods in the prior year, are discussed within the following segment and corporate operating expense discussions below.

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$1,860	$947	$4,462	$7,269	$1,534	$1,354	$4,108	$6,996
Sales and marketing	3,120	1,441	531	5,092	2,654	633	562	3,849
Research and development	843	2,925	—	3,768	1,143	4,288	—	5,431
Total operating expenses	$5,823	$5,313	$4,993	$16,129	$5,331	$6,275	$4,670	$16,276

Overall operating expenditures decreased $0.1 million, or (0.9)%, in the three months ended June 30, 2023, as compared to the comparable period in the prior year. Overall expenditures were lower due primarily to the accelerated depreciation of VorTeq-related assets and employee severance costs that were expensed in 2022 with no comparable cost in the current year, partially offset by an increase in employee compensation, employee benefit, consultant, and marketing costs. Excluding costs related to VorTeq, employee compensation cost increased due primarily from additional headcount, and higher wage and benefit costs. Higher S&M costs were directly related to increased selling activities and marketing of our product in the CO2 and to the desalination markets. R&D costs increased to further develop our product for the CO2 market.

Water Segment. Water segment operating expenses increased by $0.5 million, or 9.2%, in the three months ended June 30, 2023, as compared to the comparable period in the prior year. This increase was due primarily to additional headcount resulting in an increase in compensation costs, travel costs and share-based compensation expense, partially offset by lower R&D expenditures.

Emerging Technologies Segment. Emerging Technologies segment operating expenses decreased by $1.0 million, or (15.3)%, in the three months ended June 30, 2023, as compared to the comparable period in the prior year. This decrease was due primarily to accelerated depreciation of VorTeq-related assets and employee severance costs that were expensed in 2022 with no comparable cost in the current year. Excluding VorTeq-related expenses, Emerging Technologies segment operating expenses increased by $2.2 million due primarily to an increase in employee compensation expense related to additional headcount, higher R&D costs of our CO2 product development, and an increase in marketing costs.

Corporate Operating Expenses. Corporate operating expenses increased by $0.3 million, or 6.9%, as compared to the comparable period in the prior year. This increase was due primarily to higher professional fees related to management projects, and board member search fees.

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 25

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$3,798	$1,915	$8,622	$14,335	$2,998	$2,262	$8,287	$13,547
Sales and marketing	6,295	2,611	1,080	9,986	4,955	1,160	1,098	7,213
Research and development	2,023	6,051	—	8,074	1,943	8,399	—	10,342
Total operating expenses	$12,116	$10,577	$9,702	$32,395	$9,896	$11,821	$9,385	$31,102

Overall operating expenditures grew $1.3 million, or 4.2%, in the six months ended June 30, 2023, as compared to the comparable period in the prior year, due primarily to an increase in employee costs and share-based compensation expense, partially offset by lower R&D costs related to accelerated depreciation of VorTeq-related assets and employee severance costs that were expensed in 2022 with no comparable cost in the current year. Excluding the VorTeq-related expenses, there was an increase in employee compensation costs and share-based compensation expense in G&A, S&M and R&D related to additional headcount, and higher wages and benefit costs. In addition, G&A and S&M costs included higher consultant costs, professional fees related to management projects, and board member search fees, and marketing expenses to further develop the CO2 market. Further, R&D costs increased due primarily to costs to further develop our CO2 product.

Water Segment. Water segment operating expenses increased by $2.2 million, or 22.4%, in the six months ended June 30, 2023, as compared to the comparable period in the prior year. This increase was due primarily to an increase in employee costs and share-based compensation expenses in G&A, S&M and R&D to support our existing desalination operations and our growth in wastewater, partially offset by lower product development costs. The increase in employee costs, including share-based compensation expense, was due primarily from an increase in headcount, and higher wage and benefit costs.

Emerging Technologies Segment. Emerging Technologies operating expenses decreased by $1.2 million, or (10.5)%, in the six months ended June 30, 2023, as compared to the comparable period in the prior year. This decrease was due primarily to accelerated depreciation of VorTeq-related assets and employee severance costs that were expensed in 2022 with no comparable cost in the current year. Excluding VorTeq-related expenses, the increase in Emerging Technologies operating expenses was due primarily to an increase in headcount resulting in higher compensation and benefit costs, and share-based compensation expense in S&M and R&D, higher marketing costs to further develop the CO2 market, and an increase in R&D costs to further develop our CO2 product.

Corporate Operating Expenses. Corporate operating expenses increased by $0.3 million, or 3.4%, in the six months ended June 30, 2023, as compared to the comparable period in the prior year. This increase was due primarily to higher professional fees related to management projects, and board member search fees.

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 26

Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Interest income	$782	$166	$1,403	$227
Other non-operating expense, net	(126)	(60)	(91)	(4)
Total other income, net	$656	$106	$1,312	$223

The increase in Total other income, net in the three and six months ended June 30, 2023, as compared to the comparable period in the prior year, was due primarily to higher interest yields on our investment-grade marketable debt instruments.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except percentages)
(Benefit from) provision for income taxes	$(265)	$(439)	$(1,424)	$6
Discrete items	141	204	629	803
(Benefit from) provision for income taxes, excluding discrete items	$(124)	$(235)	$(795)	$809
Effective tax rate	13.7%	15.7%	15.2%	0.1%
Effective tax rate, excluding discrete items	6.4%	8.4%	8.5%	14.6%

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

For the three and six months ended June 30, 2023, the recognized benefit from income tax resulted from the Company’s loss for the respective periods and included benefits related to the U.S. federal foreign-derived intangible income (“FDII”) and federal research and development (“R&D”) tax credit, along with a discrete tax benefit due primarily to stock-based compensation windfalls. For the three and six months ended June 30, 2022, the recognized benefit from taxes and the provision for taxes, respectively, included a benefit primarily related to the U.S. FDII and federal R&D tax credit, along with a discrete tax benefit due primarily to stock-based compensation windfalls.

The effective tax rate excluding discrete items for the three and six months ended June 30, 2023, as compared to the comparable period in the prior year, differed primarily due to higher projected FDII and R&D tax credits and lower projected taxable income.

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 27

Liquidity and Capital Resources

Overview

From time-to-time, management and our Board of Directors review our liquidity and future cash needs and may make a decision to (1) return capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing. As of June 30, 2023, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $44.2 million; (ii) investment-grade short-term and long-term marketable debt instruments of $53.3 million that are primarily invested in U.S. treasury securities, corporate notes and bonds, and municipal and agency notes and bonds; and (iii) accounts receivable, net of allowances, of $15.4 million. As of June 30, 2023, there was unrestricted cash of $1.0 million held outside the U.S. We invest cash not needed for current operations predominantly in investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed. Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future. We believe the risk of this portfolio to us is in the ability of the underlying companies to cover their obligations at maturity, not in our ability to trade these securities at a profit. Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.

Credit Agreement

We entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (“Credit Agreement”) to provide us with additional capital to fuel our growth and expansion into emerging markets utilizing our pressure exchanger technology. The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component. As of June 30, 2023, we were in compliance with all covenants under the Credit Agreement.

Under the Credit Agreement, as of June 30, 2023, there were no revolving loans outstanding. In addition, as of June 30, 2023, under the LCs component, we utilized $20.5 million of the maximum allowable credit line of $25.0 million, which included newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the previous Loan and Pledge Agreement with Citibank, N.A., which are guaranteed under the Credit Agreement. As of June 30, 2023, there was $18.6 million of outstanding LCs. These LCs had a weighted average remaining life of approximately 13 months.

See Note 6, “Lines of Credit,” of the Notes for further discussion related to the Credit Agreement.

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 28

Cash Flows

	Six Months Ended June 30,
	2023	2022	Change
	(In thousands)
Net cash provided by operating activities	$4,523	$7,479	$(2,956)
Net cash used in investing activities	(17,036)	(12,979)	(4,057)
Net cash provided by (used in) financing activities	379	(25,638)	26,017
Effect of exchange rate differences on cash and cash equivalents	41	4	37
Net change in cash, cash equivalents and restricted cash	$(12,093)	$(31,134)	$19,041

Cash Flows from Operating Activities

Net cash provided by operating activities is subject to the project driven, non-cyclical nature of our business. Operating cash flow can fluctuate significantly from year to year, due to the timing of receipts of large project orders. Operating cash flow may be negative in one year and significantly positive in the next, consequently individual quarterly results and comparisons may not necessarily indicate a significant trend, either positive or negative. The lower net cash provided by operating activities in the six months ended June 30, 2023, as compared to the comparable period in the prior year, was due primarily to lower cash provided from accounts payables, partially offset by an increase in cash provided by accounts receivables. The lower cash provided from accounts payable activities was due primarily to the timing of the payments made on our outstanding payables. The higher cash provided from accounts receivable was due primarily to collections, partially offset by lower revenues generated in the first half of the year.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to sales, maturities and purchases of investment-grade marketable debt instruments, such as corporate notes and bonds, and capital expenditures supporting our growth. We believe our investments in marketable debt instruments are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. The $4.1 million increase in net cash used in investing activities in the six months ended June 30, 2023, as compared to the comparable period in the prior year, was driven by a $5.7 million increase in cash used in investing of marketable debt instruments, partially offset by cash used for facility improvements and a purchase of a kiln in 2022.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities primarily relates to the share repurchases under our board authorized share repurchase program, which was completed in 2022, and offset by issuance of equity from our equity incentive plans. The net cash provided by financing activities for the six months ended June 30, 2023, as compared to the net cash used in financing activities in the comparable period in the prior year, was due primarily to share repurchases of $26.6 million in 2022 under the March 2021 Authorization.

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 29

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

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 30

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

As of June 30, 2023, our investment portfolio of $53.3 million, in investment-grade marketable debt instruments, such as U.S. treasury securities, corporate notes and bonds, and municipal and agency notes and bonds, are classified as either short-term and/or long-term investments on our Condensed Consolidated Balance Sheets. These investments are subject to interest rate fluctuations and decrease in market value to the extent interest rates increase, which occurred during the six months ended June 30, 2023. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of less than five months. As of June 30, 2023, a hypothetical 1% increase in interest rates would have resulted in a less than $0.2 million decrease in the fair value of our investments in marketable debt instruments as of such date.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 31

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

Item 1A — Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in the 2022 Annual Report other than those disclosed in Part II, Item 1A, “Risk Factors,” in the Company’s Form 10-Q filed with the SEC on May 3, 2023.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

(c) As set forth below, during the three months ended June 30, 2023, one of our officers (within the meaning of Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) has adopted or terminated any Rule 10b5-1 trading arrangement and/or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Name	Title	Date of Adoption or Termination (1)	Status (2)	Plan Type
Joshua Ballard	Chief Financial Officer	6/7/2023	Termination	Rule 10b5-1 trading arrangement (3)

(1)Effective (1) date of adoption; or (2) date of termination, of registrant’s Rule 10b5-1 trading arrangement.
(2)Activity related to registrant’s Rule 10b5-1 trading arrangement.
(3)This Rule 10b5-1 trading arrangement had a term beginning on February 1, 2023 and ending on June 7, 2023, when it was terminated. Under the trading arrangement, stock options may be exercised to purchase up to 5,346 shares of Energy Recovery's common stock and the same amount of Energy Recovery shares that are purchased are to be sold on the same day.

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 32

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

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	August 2, 2023	By:	/s/ ROBERT YU LANG MAO
Robert Yu Lang Mao
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2023	By:	/s/ JOSHUA BALLARD
Joshua Ballard
Chief Financial Officer
(Principal Financial and Accounting Officer)

Energy Recovery, Inc. | Q2'2023 Form 10-Q | 34