Form 10-Q
period 2023-09-30
Energy Recovery, Inc.
filed 2023-11-01
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
OR
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
Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of October 26, 2023, there were 56,517,933 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

Energy Recovery, Inc. | Q3'2023 Form 10-Q

Forward-Looking Information

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”), contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

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
•our belief that the scalability and versatility of our platform can help us achieve success in emerging markets similar to our energy recovery device used in the seawater reverse osmosis (“SWRO”) process;

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
•our belief that sales of carbon dioxide (“CO2”) refrigeration systems will increase in response to regulations for safe natural refrigerants;
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

Energy Recovery, Inc. | Q3'2023 Form 10-Q | FLS 1

•the impact of changes in internal control over financial reporting; and
•other factors disclosed under the MD&A and Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” and elsewhere in this Form 10-Q.

You should not place undue reliance on these forward-looking statements. These forward-looking statements reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part II, Item 1A, “Risk Factors,” and are based on information available to us as of November 1, 2023. We assume no obligation to update any such forward-looking statements. Certain risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are disclosed from time to time in our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with or furnished to the Securities and Exchange Commission (the “SEC”), as well as in Part II, Item 1A, “Risk Factors,” within this Quarterly Report on Form 10-Q.

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

Energy Recovery, Inc. | Q3'2023 Form 10-Q | FLS 2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51,440	$56,354
Short-term investments	33,095	33,479
Accounts receivable, net	23,337	34,062
Inventories, net	33,888	28,366
Prepaid expenses and other assets	4,508	5,606
Total current assets	146,268	157,867
Long-term investments	21,394	3,058
Deferred tax assets, net	11,183	10,263
Property and equipment, net	18,747	19,580
Operating lease, right of use asset	11,892	13,115
Goodwill	12,790	12,790
Other assets, non-current	387	366
Total assets	$222,661	$217,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,809	$814
Accrued expenses and other liabilities	11,402	14,693
Lease liabilities	1,740	1,600
Contract liabilities	1,467	1,195
Total current liabilities	16,418	18,302
Lease liabilities, non-current	11,992	13,278
Other liabilities, non-current	222	121
Total liabilities	28,632	31,701
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	65	64
Additional paid-in capital	211,782	204,957
Accumulated other comprehensive loss	(183)	(349)
Treasury stock	(80,486)	(80,486)
Retained earnings	62,851	61,152
Total stockholders’ equity	194,029	185,338
Total liabilities and stockholders’ equity	$222,661	$217,039

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 1

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Revenue	$37,036	$30,462	$71,160	$83,300
Cost of revenue	11,154	9,417	23,580	25,835
Gross profit	25,882	21,045	47,580	57,465

Operating expenses:
General and administrative	7,369	7,608	21,704	21,155
Sales and marketing	5,411	4,703	15,397	11,916
Research and development	3,969	3,828	12,043	14,170
Total operating expenses	16,749	16,139	49,144	47,241
Income (loss) from operations	9,133	4,906	(1,564)	10,224

Other income (expense):
Interest income	1,083	259	2,486	486
Other non-operating expense, net	(38)	(5)	(129)	(9)
Total other income, net	1,045	254	2,357	477
Income before income taxes	10,178	5,160	793	10,701
Provision for (benefit from) income taxes	518	371	(906)	377
Net income	$9,660	$4,789	$1,699	$10,324

Net income per share:
Basic	$0.17	$0.09	$0.03	$0.18
Diluted	$0.17	$0.08	$0.03	$0.18

Number of shares used in per share calculations:
Basic	56,443	55,881	56,346	56,291
Diluted	57,969	57,372	57,761	57,708

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 2

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$9,660	$4,789	$1,699	$10,324
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2)	34	95	38
Unrealized gain (loss) on investments	(54)	(28)	71	(398)
Total other comprehensive income (loss), net of tax	(56)	6	166	(360)
Comprehensive income	$9,604	$4,795	$1,865	$9,964

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 3

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except shares)
Common stock
Beginning balance	$65	$64	$64	$64
Issuance of common stock, net	—	—	1	—
Ending balance	65	64	65	64

Additional paid-in capital
Beginning balance	209,139	200,129	204,957	195,593
Issuance of common stock, net	805	1,259	1,183	2,244
Stock-based compensation	1,838	1,419	5,642	4,970
Ending balance	211,782	202,807	211,782	202,807

Accumulated other comprehensive loss
Beginning balance	(127)	(515)	(349)	(149)
Other comprehensive income (loss)
Foreign currency translation adjustments	(2)	34	95	38
Unrealized gain (loss) on investments	(54)	(28)	71	(398)
Total other comprehensive income (loss), net	(56)	6	166	(360)
Ending balance	(183)	(509)	(183)	(509)

Treasury stock
Beginning balance	(80,486)	(80,455)	(80,486)	(53,832)
Common stock repurchased	—	(31)	—	(26,654)
Ending balance	(80,486)	(80,486)	(80,486)	(80,486)

Retained earnings
Beginning balance	53,191	42,638	61,152	37,103
Net income	9,660	4,789	1,699	10,324
Ending balance	62,851	47,427	62,851	47,427

Total stockholders’ equity	$194,029	$169,303	$194,029	$169,303

Common stock issued (shares)
Beginning balance	64,553,969	63,935,378	64,225,391	63,544,419
Issuance of common stock, net	99,091	196,110	427,669	587,069
Ending balance	64,653,060	64,131,488	64,653,060	64,131,488

Treasury stock (shares)
Beginning balance	8,148,512	8,146,859	8,148,512	6,721,153
Common stock repurchased	—	1,653	—	1,427,359
Ending balance	8,148,512	8,148,512	8,148,512	8,148,512

Total common stock outstanding (shares)	56,504,548	55,982,976	56,504,548	55,982,976

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 4

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$1,699	$10,324
Adjustments to reconcile net income to cash provided by (used in) operating activities
Stock-based compensation	5,811	5,101
Depreciation and amortization	3,075	3,803
Right of use asset depreciation	1,223	1,143
(Accretion) amortization of premiums and discounts on investments	(613)	647
Deferred income taxes	(920)	207
Other non-cash adjustments	241	235
Changes in operating assets and liabilities:
Accounts receivable, net	10,756	2,208
Contract assets	1,720	(398)
Inventories, net	(5,745)	(11,848)
Prepaid and other assets	(1,292)	(461)
Accounts payable	1,043	1,121
Accrued expenses and other liabilities	(4,966)	(4,617)
Contract liabilities	240	(1,197)
Net cash provided by operating activities	12,272	6,268
Cash flows from investing activities:
Sales of marketable securities	2,966	—
Maturities of marketable securities	58,705	34,107
Purchases of marketable securities	(78,949)	(35,964)
Capital expenditures	(1,179)	(2,999)
Proceeds from sales of fixed assets	82	734
Net cash used in investing activities	(18,375)	(4,122)
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,184	2,244
Repurchase of common stock	—	(26,654)
Net cash provided by (used in) financing activities	1,184	(24,410)
Effect of exchange rate differences on cash and cash equivalents	27	38
Net change in cash, cash equivalents and restricted cash	(4,892)	(22,226)
Cash, cash equivalents and restricted cash, beginning of year	56,458	74,461
Cash, cash equivalents and restricted cash, end of period	$51,566	$52,235

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 5

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

The September 30, 2023 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2023 (the “2022 Annual Report”).

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

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 6

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

Although there has been uncertainty and disruption in the global economy, supply chain and financial markets, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 1, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. The Company undertakes no obligation to update publicly these estimates for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies in Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” in the 2022 Annual Report.

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 7

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

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Geographical market
Middle East and Africa	$24,543	$—	$24,543	$38,272	$108	$38,380
Asia	5,688	—	5,688	19,180	—	19,180
Americas	5,091	123	5,214	9,628	153	9,781
Europe	1,490	101	1,591	3,542	277	3,819
Total revenue	$36,812	$224	$37,036	$70,622	$538	$71,160

Channel
Megaproject	$26,829	$—	$26,829	$42,283	$—	$42,283
Original equipment manufacturer	5,083	224	5,307	16,415	430	16,845
Aftermarket	4,900	—	4,900	11,924	108	12,032
Total revenue	$36,812	$224	$37,036	$70,622	$538	$71,160

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Geographical market
Middle East and Africa	$16,722	$—	$16,722	$53,629	$79	$53,708
Asia	8,168	—	8,168	17,771	—	17,771
Americas	3,156	—	3,156	6,951	30	6,981
Europe	2,416	—	2,416	4,840	—	4,840
Total revenue	$30,462	$—	$30,462	$83,191	$109	$83,300

Channel
Megaproject	$17,347	$—	$17,347	$51,178	$79	$51,257
Original equipment manufacturer	9,032	—	9,032	21,392	—	21,392
Aftermarket	4,083	—	4,083	10,621	30	10,651
Total revenue	$30,462	$—	$30,462	$83,191	$109	$83,300

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 8

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract Balances

The following table presents contract balances by category.

	September 30, 2023	December 31, 2022
	(In thousands)
Accounts receivable, net	$23,337	$34,062
Contract assets, current (included in prepaid expenses and other assets)	—	1,720

Contract liabilities:
Contract liabilities, current	$1,467	$1,195
Contract liabilities, non-current (included in other liabilities, non-current)	89	121
Total contract liabilities	$1,556	$1,316

Contract Liabilities
The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance. The following table presents significant changes in contract liabilities during the period.

	September 30, 2023	December 31, 2022
	(In thousands)
Contract liabilities, beginning of year	$1,316	$3,406
Revenue recognized	(1,117)	(3,123)
Cash received, excluding amounts recognized as revenue during the period	1,357	1,033
Contract liabilities, end of period	$1,556	$1,316

Future Performance Obligations

As of September 30, 2023, the following table presents the future estimated revenue by year expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied.

Year	Future Performance Obligations
(In thousands)
2023 (remaining three months)	$5,924
2025	6,861
Total	$12,785

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 9

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

Outstanding stock options to purchase common stock and unvested RSUs are collectively referred to as “stock awards.”

The following table presents the computation of basic and diluted net income per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Numerator
Net income	$9,660	$4,789	$1,699	$10,324

Denominator (weighted average shares)
Basic common shares outstanding	56,443	55,881	56,346	56,291
Dilutive stock awards	1,526	1,491	1,415	1,417
Diluted common shares outstanding	57,969	57,372	57,761	57,708

Net income per share
Basic	$0.17	$0.09	$0.03	$0.18
Diluted	$0.17	$0.08	$0.03	$0.18

Certain shares of common stock issuable under stock awards have been omitted from the diluted net income per common share calculations because their inclusion is considered anti-dilutive. The following table presents the weighted potential common shares issuable under stock awards that were excluded from the computation of diluted net income per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Anti-dilutive stock award shares	125	387	126	522

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 10

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — Other Financial Information

Cash, Cash Equivalents and Restricted Cash

The Condensed Consolidated Statements of Cash Flows explain the changes in the total of cash, cash equivalents and restricted cash, such as cash amounts deposited in restricted cash accounts in connection with the Company’s credit cards. The following table presents a reconciliation of cash, cash equivalents and restricted cash, reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts presented for each period presented on the Condensed Consolidated Statements of Cash Flows.

	September 30, 2023	December 31, 2022	September 30, 2022
	(In thousands)
Cash and cash equivalents	$51,440	$56,354	$52,131
Restricted cash, non-current (included in other assets, non-current)	126	104	104
Total cash, cash equivalents and restricted cash	$51,566	$56,458	$52,235

Accounts Receivable, net

	September 30, 2023	December 31, 2022
	(In thousands)
Accounts receivable, gross	$23,446	$34,210
Allowance for doubtful accounts	(109)	(148)
Accounts receivable, net	$23,337	$34,062

Inventories, net

	September 30, 2023	December 31, 2022
	(In thousands)
Raw materials	$9,050	$11,178
Work in process	4,905	2,628
Finished goods	20,560	15,062
Inventories, gross	34,515	28,868
Valuation adjustments for excess and obsolete inventory	(627)	(502)
Inventories, net	$33,888	$28,366

Inventory amounts are stated at the lower of cost or net realizable value, using the first-in, first-out method.

Goodwill
Goodwill is tested for impairment annually in the third quarter of the Company’s fiscal year or more frequently if indicators of potential impairment exist. The Company monitors the industries in which it operates, and reviews its business performance for indicators of potential impairment. The recoverability of goodwill is measured at the reporting unit level, which represents the operating segment. The carrying amount of goodwill as of September 30, 2023 and December 31, 2022 was $12.8 million.

On July 1, 2023, the Company estimated the fair value of its reporting units using both the discounted cash flow and market approaches. The forecast of future cash flows, which is based on the Company’s best estimate of future net sales and operating expenses, is based primarily on expected category expansion, pricing, market segment, and general economic conditions. The Company incorporates other significant inputs to its fair value calculations, including discount rate and market multiples, to reflect current market conditions. The analysis performed indicated that the fair value of each reporting unit that is allocated goodwill significantly exceeds its carrying value. As a result of the Company’s annual impairment test, there was no impairment charge recorded during the three months ended September 30, 2023.

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 11

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Expenses and Other Liabilities

	September 30, 2023	December 31, 2022
	(In thousands)
Current
Payroll, incentives and commissions payable	$8,261	$10,479
Warranty reserve	944	968
Other accrued expenses and other liabilities	2,197	3,246
Total accrued expenses and other liabilities	11,402	14,693

Other liabilities, non-current	222	121
Total accrued expenses, and current and non-current other liabilities	$11,624	$14,814

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 12

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

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 13

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

		September 30, 2023				December 31, 2022
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$17,408	$—	$—	$17,408	$33,268	$—	$—	$33,268

Short-term investments
U.S. treasury securities	Level 2	2,894	—	(5)	2,889	3,629	1	—	3,630
Corporate notes and bonds	Level 2	19,939	—	(95)	19,844	26,060	—	(208)	25,852
Municipal and agency notes and bonds	Level 2	10,387	—	(25)	10,362	3,992	5	—	3,997
Total short-term investments		33,220	—	(125)	33,095	33,681	6	(208)	33,479

Long-term investments
Corporate notes and bonds	Level 2	13,417	—	(74)	13,343	3,178	—	(120)	3,058
Municipal and agency notes and bonds	Level 2	8,084	—	(33)	8,051	—	—	—	—
Total long-term investments		21,501	—	(107)	21,394	3,178	—	(120)	3,058
Total short and long-term investments		54,721	—	(232)	54,489	36,859	6	(328)	36,537
Total		$72,129	$—	$(232)	$71,897	$70,127	$6	$(328)	$69,805

The following table presents a summary of the fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument. The available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	September 30, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. treasury securities	$2,889	$(5)	$—	$—
Corporate notes and bonds	31,687	(169)	28,911	(328)
Municipal and agency notes and bonds	18,413	(58)	—	—
Total available-for-sale investments with unrealized loss positions	$52,989	$(232)	$28,911	$(328)

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 14

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sales of Available-for-Sale Investments
The following table presents the sales of available-for-sale investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Corporate notes and bonds	$—	$—	$2,966	$—

Realized losses on sales of securities were immaterial during the nine months ended September 30, 2023.

Note 6 — Lines of Credit

Credit Agreement
The Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (the “Credit Agreement”). The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component. During September 2023, the Company and JPMC amended the Credit Agreement (the “Second Amendment”) to increase the LC maximum allowable credit line component from $25.0 million to $30.0 million. No other components or features under the Credit Agreement (including the First Amendment dated July 15, 2022) were amended.

Under the Credit Agreement, as of September 30, 2023, there were no revolving loans outstanding. In addition, under the LCs component, the Company utilized $20.4 million of the maximum allowable credit line of $30.0 million, which includes newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the Company’s previous Loan and Pledge Agreement with Citibank, N.A. which are guaranteed under the Credit Agreement.

Letters of Credit

The following table presents the total outstanding LCs and SBLCs issued by the Company to our customers related to product warranty and performance guarantees.

	September 30, 2023	December 31, 2022
	(In thousands)
Outstanding letters of credit	$19,501	$15,487

Note 7 — Commitments and Contingencies

Litigation

From time-to-time, the Company has been named in and subject to various proceedings and claims in connection with its business. The Company may in the future become involved in litigation in the ordinary course of business, including litigation that could be material to its business. The Company considers all claims, if any, on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable. Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. As of September 30, 2023, the Company was not involved in any lawsuits, legal proceedings or claims that would have a material effect on the Company’s financial position, results of operations, or cash flows. Therefore, there were no material losses which were probable or reasonably possible.

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 15

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$518	$371	$(906)	$377
Discrete items	357	331	986	1,134
Provision for income taxes, excluding discrete items	$875	$702	$80	$1,511
Effective tax rate	5.1%	7.2%	(114.2%)	3.5%
Effective tax rate, excluding discrete items	8.6%	13.6%	10.0%	14.1%

The Company’s interim period tax provision for and (benefit from) income taxes, respectively, is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The Company’s quarterly tax provision and estimate of its annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting its pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, and changes in how the Company does business.

For the three and nine months ended September 30, 2023, the recognized provision for and (benefit from) income taxes, respectively, included benefits related to the U.S. federal foreign-derived intangible income (“FDII”) and federal research and development (“R&D”) tax credit, along with a discrete tax benefit due primarily to stock-based compensation windfalls and prior years’ discrete tax benefit largely related to increased tax credits. For the three and nine months ended September 30, 2022, the recognized provision for income taxes included a benefit primarily related to the FDII and federal R&D tax credit, along with a discrete tax benefit due primarily to stock-based compensation windfalls.

The effective tax rate excluding discrete items for the three and nine months ended September 30, 2023, as compared to the comparable period in the prior year, differed primarily due to higher projected FDII and R&D tax credits and lower book income.

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 16

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

The following tables present a summary of the Company’s financial information by segment and corporate operating expenses.

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Revenue	$36,812	$224	$37,036	$70,622	$538	$71,160
Cost of revenue	11,114	40	11,154	23,136	444	23,580
Gross profit	25,698	184	25,882	47,486	94	47,580

Operating expenses
General and administrative	2,039	1,061	3,100	5,837	2,976	8,813
Sales and marketing	3,272	1,560	4,832	9,567	4,171	13,738
Research and development	1,098	2,871	3,969	3,121	8,922	12,043
Total operating expenses	6,409	5,492	11,901	18,525	16,069	34,594

Operating income (loss)	$19,289	$(5,308)	13,981	$28,961	$(15,975)	12,986

Less: Corporate operating expenses			4,848			14,550
Income (loss) from operations			$9,133			$(1,564)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Revenue	$30,462	$—	$30,462	$83,191	$109	$83,300
Cost of revenue	9,417	—	9,417	25,817	18	25,835
Gross profit	21,045	—	21,045	57,374	91	57,465

Operating expenses
General and administrative	1,911	878	2,789	4,909	3,140	8,049
Sales and marketing	3,242	960	4,202	8,197	2,120	10,317
Research and development	1,216	2,612	3,828	3,159	11,011	14,170
Total operating expenses	6,369	4,450	10,819	16,265	16,271	32,536

Operating income (loss)	$14,676	$(4,450)	10,226	$41,109	$(16,180)	24,929

Less: Corporate operating expenses			5,320			14,705
Income from operations			$4,906			$10,224

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 17

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

		Three Months Ended September 30,		Nine Months Ended September 30,
	Segment	2023	2022	2023	2022
Customer A	Water	**	29%	**	15%
Customer B	Water	20%	**	16%	**
Customer C	Water	**	**	**	17%
Customer D	Water	15%	**	**	**
Customer E	Water	15%	**	**	**
Customer F	Water	10%	**	**	**

**    Zero or less than 10%.

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 18

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “we”, “our” and “us”) designs and manufactures solutions that make industrial processes more efficient and sustainable. Leveraging our pressure exchanger technology, which generates little to no emissions when operating, our solutions lower costs, save energy, and minimize emissions for companies across a variety of industrial processes. As the world coalesces around the urgent need to address climate change and its impacts, we are helping companies reduce their energy consumption in their industrial processes, which in turn, reduces their carbon footprint. We believe that our customers do not have to sacrifice quality and cost savings for sustainability and are committed to developing solutions that drive long-term value – both financial and environmental.

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

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 19

Highlights

In September 2023, we released our fourth annual Sustainability Report (formally referred to as our Environmental, Social, and Governance (“ESG”) report), which details our efforts to accelerate the environmental sustainability of our customers’ operations and enhance the management of ESG issues in our own operations. The report provides examples and data illustrating our products’ positive environmental impacts across the industries where we operate. We understand the importance of being a responsible corporate citizen and believe our sustainability objectives provide us with a strategic roadmap to become a more resilient business, as well as a way to maintain our competitive advantage. Our 2022 Sustainability Report outlines our goals and aligns to leading sustainability frameworks and reporting standards, including the Sustainability Accounting Standards Board as well as select disclosures from the Global Reporting Initiative, Task Force on Climate-related Financial Disclosures, and the United Nations Sustainable Development Goals. Our complete 2022 Sustainability Report can be found on our website at: https://energyrecovery.com/sustainability/. The foregoing link to our 2022 Sustainability Report is an inactive textual reference, and the 2022 Sustainability Report is not incorporated by reference into, and is not a part of, this Form 10-Q.

Water

Our Water segment includes the continued development, sales and support of the PX, hydraulic turbochargers and pumps used in seawater desalination and treatment of wastewater (hereinafter referred to as “wastewater”).

During the quarter, we announced:
•Contract awards for our Water segment totaling nearly $17 million to supply our PX for desalination facilities in the Gulf region. These contracts include a municipal desalination facility that will produce over 500,000 cubic meters per day (132 million gallons) to a significantly water stressed region. These PXs are expected to prevent over 400,000 metric tons of carbon emissions from entering the atmosphere each year, the equivalent of removing over 85,000 passenger cars from the road each year. These facilities mark a major milestone in addressing the region’s critical water scarcity challenges and reinforcing sustainable water security. The facilities are for both municipal and industrial applications.

Emerging Technologies

Our Emerging Technologies segment includes the continued development, sales and support of activities related to emerging technologies, such as the PX G1300™ energy recovery device used in industrial and commercial refrigeration applications.

During the quarter, we announced:
•Together, we and Epta Group (“Epta”) were awarded Refrigeration Innovation of the Year for the XTE (Extra Transcritical Efficiency), which is Epta’s next-generation commercial CO2 refrigeration system. The award for Refrigeration Innovation of the Year recognizes systems, products, or processes that utilize new technology to provide definitive innovations to refrigeration. The innovative and patent pending XTE solution utilizes the energy savings and efficiency benefits of the PX G1300™ and packages the PX G1300 into a complete next-generation refrigeration system.

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 20

Results of Operations

A discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, is presented below.

Revenue

Variability in revenue from quarter to quarter is typical, therefore year-on-year comparisons are not necessarily indicative of the trend for the full year due to these variations. There is no specific seasonality in our revenues to highlight that occurs throughout a calendar year.

	Three Months Ended September 30,
	2023		2022
	$	% of Revenue	$	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$26,829	73%	$17,347	57%	$9,482	55%
Original equipment manufacturer	5,307	14%	9,032	30%	(3,725)	(41%)
Aftermarket	4,900	13%	4,083	13%	817	20%
Total revenue	$37,036	100%	$30,462	100%	$6,574	22%

	Nine Months Ended September 30,
	2023		2022
	$	% of Revenue	$	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$42,283	59%	$51,257	62%	$(8,974)	(18%)
Original equipment manufacturer	16,845	24%	21,392	26%	(4,547)	(21%)
Aftermarket	12,032	17%	10,651	12%	1,381	13%
Total revenue	$71,160	100%	$83,300	100%	$(12,140)	(15%)

	Three Months Ended September 30,
	2023			2022
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Middle East and Africa	$24,543	$—	$24,543	$16,722	$—	$16,722
Asia	5,688	—	5,688	8,168	—	8,168
Americas	5,091	123	5,214	3,156	—	3,156
Europe	1,490	101	1,591	2,416	—	2,416
Total revenue	$36,812	$224	$37,036	$30,462	$—	$30,462

	Nine Months Ended September 30,
	2023			2022
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total

Middle East and Africa	$38,272	$108	$38,380	$53,629	$79	$53,708
Asia	19,180	—	19,180	17,771	—	17,771
Americas	9,628	153	9,781	6,951	30	6,981
Europe	3,542	277	3,819	4,840	—	4,840
Total revenue	$70,622	$538	$71,160	$83,191	$109	$83,300

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 21

The Megaproject (“MPD”) channel has been the main driver of our long-term growth as revenue from this channel benefits from a growing number of projects as well as an increase in the capacity of these projects in some cases. The change in revenue for the three and nine months ended September 30, 2023, as compared to the comparable periods in the prior year, was due primarily to customers’ project timing, and execution of these projects, specifically in the Middle East and Africa (“MEA”) markets.

The Original Equipment Manufacturer (“OEM”) channel, where we sell into a wide variety of industries in the desalination, wastewater, and industrial and commercial refrigeration markets, contains projects smaller in size and of shorter duration compared to those projects in the MPD channel.

•Desalination: The decrease in revenue in the three and nine months ended September 30, 2023, as compared to the comparable periods in the prior year, was due primarily to timing of project shipments, and several medium and large project delays that we expect to execute and complete in 2024.
•Wastewater: The increase in revenue in the three and nine months ended September 30, 2023, as compared to the comparable periods in the prior year, by $1.0 million and $1.4 million, respectively, was due primarily to growth within the Europe and Asia markets.
•CO2: The increase in revenue in the three and nine months ended September 30, 2023, as compared to the comparable periods in the prior year, was due to growth in the Europe and Americas markets.

The Aftermarket (“AM”) channel revenue generally fluctuates from quarter-to-quarter, and year-to-year depending on support and services rendered to our installed customer base. AM revenue is also dependent on our customers’ timing of product upgrades, and replenishment of spare parts and supplies. Generally, the AM channel revenue trend has been increasing over time.

Concentration of revenue

See Note 10, “Concentrations,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q (the “Notes”) for further discussion regarding our concentration of revenue.

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 22

Gross Profit and Gross Margin

Gross profit represents our revenue less our cost of revenue. Our cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense and other manufactured components.

	Three Months Ended September 30,
	2023		2022
	$	Gross Margin	$	Gross Margin	Change in Product Gross Profit
	(In thousands, except percentages)
Gross profit and gross margin	$25,882	69.9%	$21,045	69.1%	$4,837	23.0%

The increase in gross profit in the three months ended September 30, 2023, as compared to the comparable period in the prior year, was due primarily to increased sales of PXs, pumps and turbochargers in the MPD channels, and an increase in gross margin. Gross margin increased due primarily to a change in product mix, partially offset by change in pricing attributed to timing of OEM shipments.

	Nine Months Ended September 30,
	2023		2022
	$	Gross Margin %	$	Gross Margin %	Change in Product Gross Profit
	(In thousands, except percentages)
Gross profit and gross margin	$47,580	66.9%	$57,465	69.0%	$(9,885)	(17.2%)

The decrease in gross profit for the nine months ended September 30, 2023, as compared to the comparable period in the prior year, was due primarily to lower recognized revenue and lower gross margin. The decrease in gross margin during the nine months ended September 30, 2023, as compared to the comparable period in the prior year, was due primarily to higher manufacturing costs and lower average selling prices driven by change in channel mix, partially offset by changes in product mix.

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 23

Operating Expenses

The total material changes of general and administrative (“G&A”), sales and marketing (“S&M”) and research and development (“R&D”) operating expenses in the three and nine months ended September 30, 2023, as compared to the comparable periods in the prior year, are discussed within the following segment and corporate operating expense discussions below.

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$2,039	$1,061	$4,269	$7,369	$1,911	$878	$4,819	$7,608
Sales and marketing	3,272	1,560	579	5,411	3,242	960	501	4,703
Research and development	1,098	2,871	—	3,969	1,216	2,612	—	3,828
Total operating expenses	$6,409	$5,492	$4,848	$16,749	$6,369	$4,450	$5,320	$16,139

Overall operating expenditures increased $0.6 million, or 3.8%, in the three months ended September 30, 2023, as compared to the comparable period in the prior year, due primarily to higher S&M employee compensation related to an increase in headcount and an increase in CO2 marketing expenditures, partially offset by lower consulting costs in G&A and S&M. In addition, in the third quarter of 2022, we incurred a litigation settlement cost with no comparable cost in the current year.

Water Segment. Water segment operating expenses in the three months ended September 30, 2023, was similar to the comparable period in the prior year. Although overall expenses were comparable, 2023 expenses included higher employee compensation and share-based compensation costs related to an increase in headcount, and an increase in marketing and commission costs and lower consulting costs. In addition, in the third quarter of 2022, we incurred a litigation settlement cost with no comparable cost in the current year.

Emerging Technologies Segment. Emerging Technologies segment operating expenses increased by $1.0 million, or 23.4%, in the three months ended September 30, 2023, as compared to the comparable period in the prior year. This increase was due primarily to an increase in employee compensation expense and share-based compensation costs related to additional headcount, an increase in travel costs, an increase in R&D costs due primarily to our CO2 product development, and an increase in marketing costs.

Corporate Operating Expenses. Corporate operating expenses decreased by $0.5 million, or (8.9%), as compared to the comparable period in the prior year, due primarily to lower consulting costs.

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 24

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$5,837	$2,976	$12,891	$21,704	$4,909	$3,140	$13,106	$21,155
Sales and marketing	9,567	4,171	1,659	15,397	8,197	2,120	1,599	11,916
Research and development	3,121	8,922	—	12,043	3,159	11,011	—	14,170
Total operating expenses	$18,525	$16,069	$14,550	$49,144	$16,265	$16,271	$14,705	$47,241

Overall operating expenditures increased $1.9 million, or 4.0%, in the nine months ended September 30, 2023, as compared to the comparable period in the prior year, due primarily to an increase in employee costs and share-based compensation expense related to additional headcount, and higher wages and benefit costs in G&A, S&M and R&D. In addition, G&A included higher consultant costs, professional fees related to management projects, and board member search fees; S&M included higher marketing expenses to further develop the CO2 market; and R&D costs increased due primarily to further develop our CO2 product. These increases were offset by expenses incurred in 2022 with no comparable costs in the current year, such as VorTeq-related accelerated depreciation expense of certain assets and employee severance costs, and a litigation settlement cost.

Water Segment. Water segment operating expenses increased by $2.3 million, or 13.9%, in the nine months ended September 30, 2023, as compared to the comparable period in the prior year. This increase was due primarily to an increase in employee costs, including share-based compensation expense, in G&A, S&M and R&D to support our existing desalination operations and our growth in wastewater, and an increase in marketing costs, partially offset by lower product development costs. The increase in employee costs was due primarily to an increase in headcount, and higher wage and benefit costs. In addition, in the third quarter of 2022, we incurred a litigation settlement cost with no comparable cost in the current year.

Emerging Technologies Segment. Emerging Technologies operating expenses decreased by $0.2 million, or (1.2%), in the nine months ended September 30, 2023, as compared to the comparable period in the prior year. This decrease was due primarily to the 2022 VorTeq-related accelerated depreciation expense of certain assets and employee severance costs with no comparable cost in the current year. Excluding the VorTeq-related costs, operating expenses increased which was due primarily to higher employee costs, including share-based compensation expense, related to an increase in headcount in G&A, S&M and R&D, higher marketing costs to further develop the CO2 market, and an increase in R&D costs to further develop our CO2 product.

Corporate Operating Expenses. Corporate operating expenses decreased by $0.2 million, or (1.1%), in the nine months ended September 30, 2023, as compared to the comparable period in the prior year. This decrease was due primarily to lower employee and consultant costs, partially offset by higher professional fees related to management projects, and board member search fees.

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 25

Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Interest income	$1,083	$259	$2,486	$486
Other non-operating expense, net	(38)	(5)	(129)	(9)
Total other income, net	$1,045	$254	$2,357	$477

The increase in Total other income, net in the three and nine months ended September 30, 2023, as compared to the comparable period in the prior year, was due primarily to higher interest yields on our investment-grade marketable debt instruments.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except percentages)
(Benefit from) provision for income taxes	$518	$371	$(906)	$377
Discrete items	357	331	986	1,134
Provision for income taxes, excluding discrete items	$875	$702	$80	$1,511
Effective tax rate	5.1%	7.2%	(114.2%)	3.5%
Effective tax rate, excluding discrete items	8.6%	13.6%	10.0%	14.1%

The interim period tax provision for and (benefit from) income taxes, respectively, is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period. The quarterly tax provision and estimate of our annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, and changes in how we do business.

For the three and nine months ended September 30, 2023, the recognized provision for and (benefit from) income taxes, respectively, included benefits related to the U.S. federal foreign-derived intangible income (“FDII”) and federal research and development (“R&D”) tax credit, along with a discrete tax benefit due primarily to stock-based compensation windfalls and prior years’ discrete tax benefit largely related to increased tax credits. For the three and nine months ended September 30, 2022, the recognized provision for income taxes included a benefit primarily related to the FDII and federal R&D tax credit, along with a discrete tax benefit due primarily to stock-based compensation windfalls.

The effective tax rate excluding discrete items for the three and nine months ended September 30, 2023, as compared to the comparable period in the prior year, differed primarily due to higher projected FDII and R&D tax credits and lower book income.

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 26

Liquidity and Capital Resources

Overview

From time-to-time, management and our Board of Directors review our liquidity and future cash needs and may make a decision to (1) return capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing. As of September 30, 2023, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $51.4 million; (ii) investment-grade short-term and long-term marketable debt instruments of $54.5 million that are primarily invested in U.S. treasury securities, corporate notes and bonds, and municipal and agency notes and bonds; and (iii) accounts receivable, net of allowances, of $23.3 million. As of September 30, 2023, there was unrestricted cash of $0.9 million held outside the U.S. We invest cash not needed for current operations predominantly in investment-grade, marketable debt instruments with the intent to make such funds available for operating purposes as needed. Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future. We believe the risk of this portfolio to us is in the ability of the underlying companies to cover their obligations at maturity, not in our ability to trade these securities at a profit. Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.

Credit Agreement

We entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (“Credit Agreement”) to provide us with additional capital to fuel our growth and expansion into emerging markets utilizing our pressure exchanger technology. The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component. During September 2023, the Company and JPMC amended the Credit Agreement (the “Second Amendment”) to increase the maximum allowable credit line component from $25.0 million to $30.0 million. No other components or features under the Credit Agreement (including the First Amendment dated July 15, 2022) were amended. As of September 30, 2023, we were in compliance with all covenants under the Credit Agreement.

Under the Credit Agreement, as of September 30, 2023, there were no revolving loans outstanding. In addition, as of September 30, 2023, under the LCs component, we utilized $20.4 million of the maximum allowable credit line of $30.0 million, which included newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the previous Loan and Pledge Agreement with Citibank, N.A., which are guaranteed under the Credit Agreement. As of September 30, 2023, there was $19.5 million of outstanding LCs. These LCs had a weighted average remaining life of approximately 17 months.

See Note 6, “Lines of Credit,” of the Notes for further discussion related to the Credit Agreement.

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 27

Cash Flows

	Nine Months Ended September 30,
	2023	2022	Change
	(In thousands)
Net cash provided by operating activities	$12,272	$6,268	$6,004
Net cash used in investing activities	(18,375)	(4,122)	(14,253)
Net cash provided by (used in) financing activities	1,184	(24,410)	25,594
Effect of exchange rate differences on cash and cash equivalents	27	38	(11)
Net change in cash, cash equivalents and restricted cash	$(4,892)	$(22,226)	$17,334

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

The higher net cash provided by operating assets and liabilities in the nine months ended September 30, 2023, as compared to the nine-month period in the prior year, was due primarily to the following two factors:

•an increase in cash related to timing of collections on accounts receivable balances in 2023; and
•lower cash used for inventory builds. In 2022, cash used for inventory builds was higher due to the additional purchases of raw material to mitigate supply risk and building of finished goods inventory to satisfy the 2023 and 2024 projects.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to sales, maturities and purchases of investment-grade marketable debt instruments, such as corporate notes and bonds, and capital expenditures supporting our growth. We believe our investments in marketable debt instruments are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. The $14.3 million increase in net cash used in investing activities in the nine months ended September 30, 2023, as compared to the comparable period in the prior year, was driven by a $15.4 million increase in cash used in investing of marketable debt instruments, partially offset by high cash used for facility improvements and a purchase of a kiln in 2022.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities primarily relates to the share repurchases under our board authorized share repurchase program, which was completed in 2022, and offset by issuance of equity from our equity incentive plans. The net cash provided by financing activities for the nine months ended September 30, 2023, as compared to the net cash used in financing activities in the comparable period in the prior year, was due primarily to share repurchases of $26.7 million in 2022 under the March 2021 Authorization and lower cash from issuance of equity from our equity incentive plans.

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 28

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

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 29

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

As of September 30, 2023, our investment portfolio of $54.5 million, in investment-grade marketable debt instruments, such as U.S. treasury securities, corporate notes and bonds, and municipal and agency notes and bonds, are classified as either short-term and/or long-term investments on our Condensed Consolidated Balance Sheets. These investments are subject to interest rate fluctuations and decrease in market value to the extent interest rates increase, which occurred during the nine months ended September 30, 2023. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of approximately eleven months. As of September 30, 2023, a hypothetical 1% increase in interest rates would have resulted in a less than $0.4 million decrease in the fair value of our investments in marketable debt instruments as of such date.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.

Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 30

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

The current armed conflict in Israel and the Gaza Strip could have an adverse effect on our businesses within the Middle East region.

The recent escalation of events by Hamas and Israel’s declaration of war on Hamas could expand in unpredictable ways by drawing in other countries in the region with potentially catastrophic consequences. The Middle East is an important region to us as key customers and planned projects are located within the region. Depending on the scope of the conflict, the hostilities could result in regional and worldwide economic disruption, disruption of regional trade, disruptions to our direct and indirect customers, and the planning, financing and execution of key projects. Further escalations or hostilities within the region could exacerbate the effect of these risks on our business and could have a broader impact that expands into other markets where we do business, which could adversely affect our business and/or our supply chain, business partners or customers in the broader region.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 31

Item 5 — Other Information

(c) As set forth below, during the three months ended September 30, 2023, one officer (within the meaning of Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) has adopted or terminated any Rule 10b5-1 trading arrangement and/or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Name	Title	Date of Adoption or Termination (1)	Status (2)	Plan Type
Joshua Ballard	Chief Financial Officer	9/13/2023	Adoption	Rule 10b5-1 trading arrangement (3)

(1)Effective (1) date of adoption; or (2) date of termination, of registrant’s Rule 10b5-1 trading arrangement.
(2)Activity related to registrant’s Rule 10b5-1 trading arrangement.
(3)This Rule 10b5-1 trading arrangement had a term beginning on January 2, 2024 and ending on September 13, 2024. Under the trading arrangement, stock options may be exercised to purchase up to 12,500 shares of Energy Recovery's common stock and the same amount of Energy Recovery shares that are purchased are to be sold on the same day.

Item 6 — Exhibits

A list of exhibits filed or furnished with this report or incorporated herein by reference is found in the Exhibit Index below.

Exhibit Number	Exhibit Description
10.1*	Second Amendment to the Credit Agreement by and between Energy Recovery, Inc. as Borrower, and JPMorgan Chase Bank N.A. as Lender dated September 30, 2023.
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, “Financial Information” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*    Filed herewith.
**    The certification furnished in Exhibit 32.1 is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	November 1, 2023	By:	/s/ DAVID W. MOON
David W. Moon
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2023	By:	/s/ JOSHUA BALLARD
Joshua Ballard
Chief Financial Officer
(Principal Financial and Accounting Officer)

Energy Recovery, Inc. | Q3'2023 Form 10-Q | 33