Form 10-K
period 2023-12-31
Energy Recovery, Inc.
filed 2024-02-21
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer  ☑Accelerated filer  ☐Non-accelerated filer  ☐Smaller reporting company  ☐Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑
The aggregate market value of the voting stock held by non-affiliates amounted to approximately $1.54 billion on June 30, 2023.
The number of shares of the registrant’s common stock outstanding as of February 15, 2024 was 57,078,540 shares.
DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2024 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report
Forward-Looking Information
This Annual Report on Form 10-K for the year ended December 31, 2023, including Part II, Item 7, “Management’s Discussion and
Analysis of Financial Condition and Results of Operations” (the “MD&A”), contains forward-looking statements within the “safe harbor”
provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.
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
Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “continue,” “could,”
“may,” “potential,” “should,” “will,” “would,” variations of such words and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially and adversely from those expressed in any forward-looking statement.  Readers are directed to risks and uncertainties identified under Part I, Item 1A, “Risk Factors,” and elsewhere in this report for factors that may cause actual results to be different from those expressed in these forward-looking statements.  Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statement for any reason.
Forward-looking statements in this report include, without limitation, statements about the following:

•our belief that the pressure exchanger is the industry standard for energy recovery in the seawater reverse osmosis desalination (“SWRO”) industry;
•our belief that the scalability and versatility of our PX® Pressure Exchanger® (“PX”) can help us achieve success in emerging wastewater markets;
•our belief that the Ultra PX™ addresses key challenges associated with treating wastewater in a range of reverse osmosis (“RO”) applications;
•our belief that the Ultra PX addresses key challenges, such as energy intensity and environmental impacts associated with treating wastewater;
•our belief that the Ultra PX can help make RO the preferred treatment option to achieve zero and minimum liquid discharge
(“ZLD” and “MLD”, respectively) requirements by enhancing RO’s affordability and efficiency compared to thermal treatment options;

•our belief that our PX has helped make SWRO an economically viable and more sustainable option in the production of potable water;
•our expectation of greater demand of our PX in the wastewater market due to expanding environmental regulations;
•our belief that our hydraulic turbochargers deliver substantial savings, operational benefits and ease of integration into desalination systems;
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
•our belief that ongoing operating costs and life cycle costs rather than the initial capital expenditures are the key factor in the selection of an energy recovery device solution for megaproject (“MPD”) customers;

•our belief that initial capital expenditure rather than future ongoing operating costs is more of a factor in the selection of an energy recovery device solution for original equipment manufacturer (“OEM”) projects;

•our belief that our PX has a distinct competitive advantage in the market for desalination plants and numerous wastewater market verticals, because our PX 1) has minimal unplanned and planned downtime, resulting in lower lifecycle maintenance cost, 2) is a cost-effective energy recovery solution, 3) is made with highly durable and corrosion-resistant aluminum oxide
(“alumina”) ceramic parts and outperforms our competition with respect to quality, flexibility and durability, and 4) is warrantied for high efficiencies;

•our belief that leveraging our pressure exchanger technology will unlock new commercial opportunities in the future;

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | FLS 1

•our belief that our PX G1300™ can contribute to help make CO2-based refrigeration economically viable in a broader range of climates;
•our belief that the PX G1300 could eventually alter the standard refrigeration system architecture by reducing costs for retail end users such as grocery stores;
•our belief that there is a significant potential market for the PX G1300 in a variety of channels, such as supermarket chains and cold storage facilities.
•our expectation that we will initially sell our PX G1300 to a variety of customers, such as to the OEMs themselves, potentially directly to end user supermarket chains or industrial sites, or to contractors who may retrofit our technology onto existing systems, and once the PX G1300 is established, our belief that our sales process will evolve to primarily selling through OEMs;

•our belief that as CO2-based refrigeration systems become more prevalent, competitive technologies to the PX G1300 could arise;
•our belief that the simplicity of installation and the ease of operations of the PX G1300 could encourage adoption of the PX G1300;
•our belief that our current facilities will be adequate for the foreseeable future;
•our belief that by investing in research and development, we will be well positioned to continue to execute on our product strategy;
•our belief that our technology helps our customer achieve environmentally sustainable operations;
•our expectation that sales outside of the U.S. will remain a significant portion of our revenue;
•our belief that the integration of sustainability principles into our corporate and risk management strategies can strengthen our existing business as well as our efforts to develop new applications of pressure exchanger technology for high-pressure fluid-
flow environments;

•our belief that our sustainability goals are highly influential to our business success;
•our belief that we contribute to our customers’ operational profitability while advancing environmental sustainability;
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

•our expectation of increased sales and marketing expenditures for 2024 and 2025;
•our belief that we will be in compliance with the terms of the existing credit agreement, as amended, in the future;
•our expectation that we will continue to receive a tax benefit related to U.S. federal foreign-derived intangible income and California research and development tax credit;
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

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | FLS 2
You should not place undue reliance on these forward-looking statements.  These forward-looking statements reflect management’s opinions only as of the date of the filing of this Annual Report on Form 10-K.  All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part I, Item 1A, “Risk Factors,” and are based on information available to us as of February 21, 2024.  We assume no obligation to update any such forward-looking statements.  Certain risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements.  These forward-looking statements are disclosed from time to time in our Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), as well as in Part I, Item 1A, “Risk Factors,” within this Annual Report on Form 10-K.
It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements.  The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading Item 1A, “Risk Factors,” in our Quarterly Reports on Form 10-Q, and in our Annual Reports on Form 10-K, and from time-
to-time, in our results disclosed in our Current Reports on Form 8-K.
We provide our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, Proxy Statements on
Schedule 14A, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large shareholders, and any amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934, free of charge on the Investor Relations section of our website, www.energyrecovery.com.  These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  From time to time, we may use our website as a channel of distribution of material company information.
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

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | FLS 3
PART I
Item 1 — Business
Overview
Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “we”, “our” and “us”) is a trusted global leader in energy efficiency technology.  We design and manufacture reliable, high-performance solutions that provide cost savings through improved energy efficiency in commercial and industrial processes, with applications across several industries.  With a strong foundation in the desalination industry, we have delivered transformative solutions that help our customers optimize their operations and reduce their energy consumption for more than
30 years.  We believe that our customers do not have to sacrifice quality and cost savings for sustainability; and we are committed to developing solutions that drive long-term value from a technical, financial, and environmental perspective.
We have been incorporated in the state of Delaware since 2001.  Our corporate headquarters, principal research and development
(“R&D”), and manufacturing facility is located in San Leandro, California.  In addition, we have manufacturing and warehouse space in Tracy,
California and offices, warehouse space and a yard in Katy, Texas.  We have a global direct sales team and on-site technical support staff to service customers in the United States of America (the “U.S.”), Europe, Latin America, the Middle East, and Asia.
Sustainability
Our technology harnesses the powerful combination of performance and energy efficiency to deliver operational profitability and help our customers achieve environmentally sustainable operations.  As such, we are committed to measuring and managing our own operational impact, as well as producing high-quality energy recovery devices for our customers.  While sustainability has always been central to our business, four years ago we embarked on our formal sustainability journey to turn the lens on ourselves and provide our stakeholders with further transparency around our company.  Our integrated sustainability strategy includes a dedicated sustainability team, internal sustainability programs focused on key goals with measurable targets, and sustainability solutions for our customers.
Our sustainability goals, which we believe are highly influential to our business, were first announced in our 2020 Sustainability
Report.  These goals focus on four sustainability topics – Employees, Environmental & Climate Change Risks, Innovation & Opportunity, and
Products.  These topics were identified by our management team and our stakeholders as material to our company’s ability to create value.
We believe our goals provide us with a strategic roadmap to become a more sustainable and resilient business, and hold us accountable as we strive to be a responsible corporate citizen.  In accordance with our strategic roadmap, we announced our first corporate emissions reduction target in 2023 and have committed to reducing our greenhouse gas emissions as outlined in our 2022 Sustainability Report.
Employees. Our employees are integral to success and innovation.  It is our firm commitment and responsibility to provide a safe and supportive working environment for our staff where initiative is rewarded, suggestions are valued, and ideas to enhance our company or our products are implemented.  Likewise, it is our responsibility to offer ample opportunities for employees to develop their skills.  For more information on our employees and programs, please see Human Capital Resources below.
Environmental & Climate Change Risks. We are engaged in a comprehensive assessment to identify our short-, medium-, and long-
term climate-related risks and opportunities.  As our business grows, we are vigilant in managing our climate-related risks to remain successful and competitive in an ever-changing environment.
Innovation & Opportunity. Innovation and a trusted relationship with our customers and industry partners is pivotal to this goal, as this allows us to understand our customers’ needs and pain points.  By partnering with our customers and consistently striving to improve, we are confident in our continued ability to contribute to our customers’ operational profitability while advancing environmental sustainability.
Products. We uphold the trust of the industries we serve by meticulously manufacturing products that not only deliver exceptional performance and generate significant value, but also demonstrate reliability and safety.  At our core, we aim to design and manufacture high-
quality innovative products that deliver significant value to customers and help foster environmentally sustainable operations.
In 2023, we surveyed and interviewed investors, employees, and customers to ensure our sustainability strategy remains aligned with the evolution of our business.  The results of this assessment process and any associated adjustments to our sustainability priorities, goals, and roadmap will be disclosed in our forthcoming 2023 Sustainability Report.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 1
Detailed disclosures on our sustainability performance can be found in our recent 2022 Sustainability Report, which is available for download on our website at: https://energyrecovery.com/sustainability/.  We have included this website address only as an inactive textual reference and do not intend it to be an active link to our website.
Pressure Exchanger Technology
Our pressure exchanger technology platform is at the heart of many of our solutions.  It is designed to efficiently capture and transfer pressure energy, making commercial and industrial processes more efficient and environmentally sustainable, thereby lowering costs, saving energy, and minimizing emissions.  This versatile technology is applicable to a wide range of industries that utilize pressurized fluids, including liquids and gas, and is ideal for a wide range of pressure ratings.
Our pressure exchanger technology acts like a fluid piston, efficiently transferring energy between high- and low-pressure liquid and/
or gas through continuously rotating ducts. Key to the operation of a pressure exchanger is the micron-level clearances between the rotor and the pressure exchanger’s stationary components, including the sleeve and the end covers.  Fluid circulating within this clearance acts as a lubricated bearing, minimizing frictional losses and wear for an extremely efficient exchange of pressure energy.

Sealed Phase

Two fluids on opposite sides of PX; rotor duct is sealed, isolating high, low pressure fluid streams

2
1

1. Low pressure driven fluid that will be pressurized and sent into system
2. High pressure motive fluid

Rotor duct rotates to pressure exchange phase

HOW PRESSURE EXCHANGER (PX) TECHNOLOGY WORKS

Rotor duct rotates to sealed phase

Pressure Exchange Phase

1. Low pressure driven fluid enters the rotor duct
2. High pressure motive fluid enters the rotor duct

4
1
2
3

3. Low pressure driven fluid contacts motive fluid, expelling it at low pressure
4. High pressure motive fluid contacts driven fluid, expelling it at high pressure

Pressure is exchanged continuously as the rotor spins at high speed

The original product application of our pressure exchanger technology, the PX® Pressure Exchanger® (“PX”) energy recovery device was a major contributor to the advancement of seawater reverse osmosis desalination (“SWRO”) globally, addressing “energy intensity”, which is a key pain point for the industry.  The PX, which we believe is today’s industry standard in energy recovery in desalination, reduces energy use by up to 60% in SWRO facilities.  It is this significant savings that allowed SWRO to supplant thermal desalination as today’s desalination technology of choice.  Today we continue to push the boundaries of our core technology to handle different operating environments and industrial applications and deliver reliable, high-performance solutions that generate cost savings and increase energy efficiency for our customers.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 2
Water Treatment
Markets
The need for clean water and energy optimization around the world is intensifying, driven by population growth, industrialization, rapid urbanization, and climate change.  Apart from seasonal variations, the attainable supply of fresh water generally remains fixed and is already decreasing in some geographic areas, as we believe that the reliability of rainfall grows more erratic in many geographies, water levels drop in rivers and aquifers, and rising oceans encroach on historically fresh water sources near the coasts.  These trends make the markets we serve, such as desalination and wastewater treatment, increasingly critical to meet growing global water demand.  Our goal is to lower the costs and emissions associated with water production and treatment in the desalination and wastewater markets, respectively.  In addition, we help the end user in their sustainability compliance goals.
Reverse osmosis (“RO”) is the preferred technology in the vast majority of desalination facilities and growing in importance in wastewater applications.  As an industry leader in energy recovery devices, we deliver efficient, scalable solutions for recovering otherwise wasted energy in the RO process, thereby helping our customers lower their operating costs and reduce carbon emissions.
Desalination
Worldwide seawater desalination plants using our products produce over 30 million cubic meters of water per day (“m3/day”), enough to provide for more than 25% of U.S. population’s daily water needs at home.  As water scarcity grows in communities across the globe, we are proud of our impact in enabling more affordable, sustainable access to this vital resource.
Typical Process Flow Diagram

Incoming seawater routed to pump and PX
MEMBRANES
Low pressure potable water
HIGH PRESSURE PUMP*
CIRCULATION PUMP
PX transfers energy from high pressure brine to seawater
energy recovery
To ocean
PX DEVICE/ARRAY

*  Main pump size reduced by up to 60% compared to a SWRO process not using any energy recovery device.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 3
Seawater Reverse Osmosis Desalination.  Energy intensive pumps are used to pressurize feed waters with varying concentrations of salts, minerals and contaminants, which is then pumped through a semi-permeable membrane to achieve the desired water quantity and quality.  This process results in fresh water, suitable for potable, agricultural and industrial use and a highly concentrated and pressurized concentrate or brine stream.  Rather than dissipating or “wasting” the pressure energy from the discharge brine, our PX, the most commonly adopted energy recovery solution, can transfer the pressure energy from the high-pressure discharge stream directly to a portion of the low-
pressure filtered feed water stream, thereby reducing the amount of flow required by the main high-pressure process pumps, which are the largest consumers of power within the SWRO process.  Our highly efficient technology can recycle this pressure energy at peak efficiencies up to 98%.  This results in a more efficient process as the size of the high-pressure pumps are greatly reduced, no longer needed to be sized for full membrane feed flow, and are now re-sized for the permeate flow, thus reducing the energy usage by up to 60%, compared to a system without energy recovery devices.  As a result, our PXs have helped make seawater desalination an economically viable and more sustainable option in the production of potable water.
Brackish Water Reverse Osmosis Desalination.  The brackish RO process is similar to that of the SWRO process.  Brackish water typically has lower salt, mineral and contaminant content than seawater, therefore, fewer solids need to be removed and less energy is expended on pressurizing the feed water.  Due to the lower cost and available pressure energy involved, our low pressure PX and hydraulic turbochargers generally have characteristics more applicable to the brackish process.  The salt content in the feed water will ultimately determine the system design and operating conditions which, in turn, will drive decisions related to the specification or type of energy recovery device to be employed, if any.
Seawater desalination has been our primary market for revenue generation, and brackish water applications are an emerging area of potential growth.  These markets range from small, decentralized desalination plants, such as those used in cruise ships and resorts, to large-scale project (“megaproject”) desalination plants, defined as those which produce over 50 thousand m3/day.  Because of the geographical location of many significant water desalination projects, geopolitical and economic events can influence the timing of expected projects.  We anticipate that markets traditionally not associated with desalination, such as the U.S. and China, will inevitably develop and provide further revenue growth opportunities.
Both seawater and brackish market opportunities are represented by newly constructed (“greenfield”) and existing (“brownfield”) water treatment projects.  These opportunities include retrofits, upgrades, and plant expansions, that either operate without an energy recovery device or utilize alternative energy recovery device technologies.  The large-scale greenfield market has been the key market for our water business and represents projects that are typically public in nature and involve a formal tendering process; while smaller projects, may be private in nature, may or may not involve a formal tendering process.  Typical brownfield facilities face higher energy consumption and reduced plant availability due to legacy technologies and aging equipment and include improvements to existing operations, equipment upgrades and potential expansions of existing capacity.
We work directly with the project bidders, generally large project developers, engineering, procurement, and construction firms (“EPC”
firm), end-users, and industry consultants, to specify our products prior to the project being awarded, where possible.  Once the project is awarded to an EPC firm, our normal sales process ensues.  The greenfield market is highly competitive, and the tendering process pays close attention to the cost to desalinate water (i.e., dollars per cubic meter of water produced).  Retrofit opportunities may or may not have a formal tendering process.  We typically approach the plant owners, operators, and/or end-users of these facilities to present our leading life-
cycle cost value-proposition.
Wastewater
The wastewater market has more variety and covers a wide range of industries and geographies.  As governments across the globe increase their focus on water conservation, reuse, recycling, and limiting the amount of pollution, they are establishing more stringent requirements for wastewater treatment to maximize water recovery, and to comply with growing freshwater withdrawal and discharge regulations.  Zero or minimum liquid discharge (“ZLD” and “MLD”, respectively) applications are being observed in countries throughout the world.  We expect this trend to continue to expand as we observe the implementation of regulations on the discharge of wastewater effluents as the world responds to the growing gap between water availability and demand while focusing on minimizing and/or eliminating pollution from these industries.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 4
Energy Recovery Devices Utilized During Each Stage in the Treatment Train
Many municipal and industrial industries are willing to adopt more sustainable water reuse practices and to reduce their reliance on existing water resources.  Sectors such as automotive, including electric vehicles, chemicals, pulp and paper, textiles, semiconductors, and other heavy industries are often large water consumers.  Their water usage can compete with municipal and agricultural water resources, further straining potable water supply in areas already struggling with water scarcity.
A variety of RO technologies may be utilized in the wastewater applications where our energy recovery solutions are applicable.  Such processes are typically multi-staged, with each stage increasing in pressure as the wastewater is filtered to recover clean water from a wastewater stream and concentrate pollutants to a level where they can be economically utilized or safely disposed, rather than discharged into the environment.  Our energy recovery solutions, such as our hydraulic turbochargers, low-pressure PX, and our Ultra PX, can be applied to each of these stages.
Technology Conversion
The thermal desalination process was the dominant seawater desalination technology employed throughout the 1990s.  In this process, thermal energy is used to evaporate water from heated seawater and subsequently condenses the vapor to produce fresh potable water.  Starting in the early 1990s, due to many factors including the introduction and greater usage of energy recovery devices, the process of choice for the desalination industry shifted from thermal- to membrane-based RO desalination.
Over the past two decades RO desalination technology has become the predominant technology, supplanting thermal desalination technology as today’s desalination technology of choice.  As water desalination plants that use the thermal desalination technology age, the industry expects the majority of these plant owners to replace their existing thermal technology with RO desalination technology.  These conversions are driving new demand for RO desalination equipment, which in turn creates demand for our products.
We also see a similar technology conversion in the wastewater market.  Thermal technologies have been the technology of choice for
RO systems seeking to maximize the removal of waste from the water used in the manufacturing process, such as in “ZLD” processes, where all water is recovered and contaminants are reduced to solid waste, and MLD processes, where near-ZLD processes produce small volumes of liquid waste.  Similar to seawater desalination, thermal technologies are an energy- and cost-intensive method for cleaning water in these discharge processes, with up to 50 percent of costs typically stemming from thermal treatments.  Adopting ultra high-pressure reverse osmosis (“UHPRO”) treatment methods to achieve ZLD and MLD objectives moves the cost of these thermal technologies further downstream.  Our PX U Series pressure exchangers further reduce wasted energy of the UHPRO process by returning pressure energy to the system, ultimately reducing overall energy costs and potentially lowering capital expenditures.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 5
Water Treatment Solutions
Pressure Exchangers
Our line of pressure exchangers are high efficiency isobaric energy recovery devices made of a ceramic cartridge supported by a highly efficient hydrodynamic and hydrostatic bearing system.  Models in this product family are designed for use in a variety of reverse osmosis systems within the water treatment industry, including seawater and brackish desalination, and wastewater treatment.
High Pressure PX Pressure Exchanger.  Our highly efficient PX Pressure Exchanger family of energy recovery device products delivers unmatched energy savings for water treatment systems.  We offer a variety of sizes defined by the flow and pressure  requirements of the system ranging as low as 20 and up to 400 gallons per minute (“gpm”) (as low as 4.5 and up to
90.8 cubic meters of water per hour (“m3/h”)) per device at pressures between 400-1200 pounds per square inch (“psi”)
(28-84 kilograms per square centimeter (“bar”)); however, our customers can design their energy recovery systems to achieve unlimited capacities by installing an array of  PXs in parallel.
Small and large desalination projects around the world rely on our range of PXs to achieve optimal operations and maximum energy savings, and we believe the scalability and versatility of our PX can achieve similar success in the emerging wastewater markets we are targeting.
Ultra PX.  Our Ultra PX energy recovery device which, we believe, addresses key challenges, such as energy intensity and environmental impacts associated with treating wastewater in a variety of water treatment applications.  Designed with the pressure exchanger technology that powers our flagship high pressure PX, the Ultra PX, functions similarly to our PX but can withstand higher pressures.  We offer a variety of sizes defined by the flow and pressure requirements of the system ranging as low as 10 and up to 250 gpm (or as low as 2.3 and up to 56.8 m3/h) per device at pressures between
1200-1800 psi (84-126 bar); however, by installing an array of PXs in parallel, our customers can design their energy recovery system to achieve unlimited capacities.
While reverse osmosis adoption in wastewater treatment is growing, we believe our Ultra PX can help accelerate further adoption of reverse osmosis in the growing zero and minimum liquid discharge markets by enhancing RO’s affordability and efficiency compared to thermal treatment options, similar to the impact of our PX in the seawater desalination market.
Low Pressure PX.  Products in this family are ideal for municipal and industrial potable water reuse applications that deploy low-pressure RO stages such as municipal wastewater reuse applications.  We offer a variety of sizes defined by the flow and pressure requirements of the system ranging as low as 30 and up to 260 gpm (or as low as 6.8 and up to
59.0 m3/h) per device at pressures between 80-400 psi (6-28 bar); however, by installing an array of PXs in parallel, our customers can design their energy recovery system to achieve unlimited capacities.
Pumps and Turbochargers
We offer high-pressure centrifugal pumps designed to complement our energy recovery devices for a wide range of
RO plant capacities and applications.
Hydraulic turbochargers.  Our AT and LPT hydraulic turbochargers are high efficiency centrifugal energy recovery devices used in low-pressure brackish and high-pressure seawater desalination systems and wastewater treatment markets.  Our turbocharger product lines are highly efficient with state-of-the-art engineering in a compact configuration.  With custom-designed hydraulics that allow for optimum performance over a wide range of operating conditions, our turbocharger technology offers solutions to capital cost constrained single-stage RO applications, inter-stage boost applications typically found in brackish water desalination and some wastewater treatment systems.
We believe our hydraulic turbochargers deliver substantial savings, operational benefits, and ease of integration into systems.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 6
Pumps.  RO requires specialized high-pressure membrane feed and, in pressure exchanger applications, high-pressure circulation pumps.  We manufacture and/or supply specialized high-pressure feed and circulation pumps for only a portion of the markets served by our energy recovery solutions.  Our high-pressure feed pumps are designed to pressurize the membrane feed flow and overcome the osmotic pressure requirements of the feed water resulting in the production of desalinated water.  Our high-pressure circulation pumps are designed to circulate and control the high-pressure flow through our PX and to compensate for small pressure losses across the membranes, PX and associated process piping in many desalination and wastewater applications.
Sales and Marketing
Our strategically located direct sales force offers our products through capital sale to our customers around the world.  We maintain a sales and service footprint in strategic territories, such as in the U.S., China, India, Latin America, Spain, Saudi Arabia and the United Arab
Emirates, allowing rapid response to our customers’ needs.  Our team is comprised of individuals with many years of desalination and wastewater treatment industry expertise.  Aligned to the geographic breadth of our current and potential future customers, our product marketing approach includes a strategic presence at water industry events across various regions.  In addition, we leverage our industry and market intelligence to develop new solutions and services that can be adopted by our growing customer base.
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
Competition
As the water industry has evolved, we faced, and continue to face, increasing worldwide competition based on product offerings and service.  While our technology has been embraced for many years as the industry standard in RO desalination plants, the competition has increased over time whereby more companies are offering energy recovery devices similar to our devices.  Furthermore, we expect our competition to begin offering new products that incorporate newer technology and materials that may work with existing and new RO desalination and wastewater operations.  We believe our flagship PX has a competitive advantage over products offered by our competitors, because our devices (1) are made with highly durable and corrosion-resistant aluminum oxide (“alumina”) ceramic parts that are designed for a life of more than 25 years; (2) are, in certain circumstances, warrantied for high efficiencies; and (3) cause minimal unplanned and planned downtime, resulting in lower lifecycle cost and cost-effective energy recovery solutions.  In addition, our PX offers optimum scalability in both the desalination and growing wastewater market with a quick startup and no scheduled maintenance, as well as having been proven in the market and trusted by our customers.
Project Channels
We separate our Water segment sales into three distinct channels that are related to financial, other commercial, and technical aspects of the projects.  We identify these sales channels as megaproject (“MPD”), original equipment manufacturers (“OEM”) and aftermarket (“AM”).
Megaproject.  MPD customers are major firms that develop, design, build, own and/or operate large-scale desalination plants with capacities greater than 13.2 million gallons/day (50 thousand m3/day).  A majority of our water treatment revenue comes from this channel.
Our MPD customers have the required desalination expertise to engineer, undertake procurement for, construct, and sometimes own and operate, large-scale desalination plants.  Due to the project structures and capacities of these plants, ongoing operating costs and life cycle costs, rather than the initial capital expenditures are the key factor in the customers’ selection of an energy recovery device solution.  As such, MPD customers most often select our PX, which we believe offers market-leading value with the highest technological and economic benefit.  We work with our MPD customers to specify and optimize our PX solutions for their plant designs.  The typical desalination and wastewater MPD project timeline between project tender and shipment generally ranges from 16 to 36 months; however, from time-to-time, may exceed 36 months.  Each project in this channel generally represents revenue opportunities over $1 million.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 7
Original Equipment Manufacturer.  OEM customers are companies that supply equipment, packaged systems, and various operating and maintenance solutions for small- to medium-sized desalination and wastewater plants utilized by commercial and industrial entities, and national, state, and local municipalities worldwide.  We sell to our OEM customers a broad set of our products, including our PX, hydraulic turbochargers, high-pressure pumps, circulation booster pumps, and associated services.  As it relates to desalination and wastewater OEM projects, these projects comprise of plants processing up to 13.2 million gallons/day (50 thousand m3/day), such as those located in  hotels and resorts, power plants, cruise ships, agricultural sectors, local and other municipal sites, and industrial facilities.  In addition, these OEM customers purchase our solutions for mobile, decentralized “quick water” or emergency water solutions.  Unlike MPD projects, desalination and wastewater OEM projects are smaller in scope and the initial capital expenditure, rather than future ongoing operating costs, is often more of a factor in selection of an energy recovery device solution in desalination.  Accordingly, we sell not only our PX, but also our hydraulic turbochargers, which offer a lower cost alternative to our PX.  The typical desalination and wastewater OEM project timeline from project tender to shipment generally ranges from one to 16 months; however, from time-to-time, may exceed 16 months.  Each project in this channel typically represents revenue opportunities up to $1 million.  Early stage revenue from these projects are dependent on the size of system or retrofit of our customers’ projects.
Aftermarket.  Aftermarket customers are desalination or wastewater plant owners and/or operators who can utilize our technology to upgrade or keep their plant running optimally, and usually have our solutions installed and in operation.  We provide spare parts, repair services, field services and various commissioning activities.  We leverage our industry expertise in supporting our existing installed base to ensure that our energy recovery solutions are being operated effectively and efficiently in order to maximize plant availability and overall profitability of the facility operations, as required by our industry partners and customers.
Seasonality
There is no specific seasonality to desalination or wastewater revenue.  Desalination or wastewater revenue occurs throughout a calendar year.  We often experience substantial fluctuations in desalination or wastewater revenue from quarter-to-quarter and from year-to-
year primarily due to the timing and execution of our MPD shipments, which vary from year to year.
Emerging Technologies
Today, we are leveraging our pressure exchanger technology platform to develop new product applications and diversify into new industries.  We continue to push the limits of what our pressure exchanger technology can do, which we believe will unlock new commercial opportunities in the future.
CO2
The global refrigeration and heating industries are major contributors to greenhouse gas emissions, of which the leakage of hydrofluorocarbon (“HFC”) refrigerants within these closed systems are the leading cause.  HFCs have been recognized as a significant contributor to global warming, up to thousands of times more potent than carbon dioxide (“CO2”) used as a refrigerant.  In 2016, much of the world adopted the Kigali Amendment to the Montreal Protocol with the intent of reducing HFCs by 85% in developed nations by 2036, and globally by 2047.  The European Union’s consumption of HFCs was 55% below targets by end of 2022, and they plan to reduce by 80% by
2030.  The U.S. first supported the reduction of HFCs in the American Innovation and Manufacturing Act in 2020, later ratified the Kigali
Amendment itself in October 2022, and the U.S. Environmental Protection Agency finalized the rules in July 2023 to reduce HFC production and imports by 70% by end of 2029, and 85% by 2036.
CO2 used as a refrigerant is a climate-friendly alternative to greenhouse gas-emitting HFCs and has been the natural refrigerant of choice for decades in Europe and Japan, where tens of thousands of CO2 implementations have occurred to date.  CO2-based refrigeration systems for commercial and industrial applications are safe, sustainable, and commercially available; however, a CO2-based refrigeration system can also consume significant amounts of electricity, especially in warm environments, making them expensive to operate.  We believe our PX G1300™, which uses proven pressure exchanger technology to improve CO2-based refrigeration system performance, can contribute to solving this challenge and help make CO2-based refrigeration economically viable in a broader range of climates.  When integrated into new or existing systems, the PX G1300 can reduce compressor workload to increase cooling capacity, system stability, and energy efficiency.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 8
PX G1300.  Our refrigeration-focused product leverages our existing ceramics, material science, and manufacturing expertise.  The PX G1300 can reduce the energy consumption and operating costs of CO2-based refrigeration systems in a broad range of operating conditions.  We see this as potentially a significant accelerator for adoption of CO2-based refrigeration system globally as our PX G1300 could eventually alter the standard refrigeration system architecture by reducing costs for end users, such as grocery stores.
We designed the PX G1300 to be integrated into new or existing CO2-based refrigeration systems.  The
PX G1300 can integrate with any existing rack controller and is easy to operate and maintain.  We believe the simplicity of installation and the ease of operations could encourage adoption of this new technology.
Sales and Marketing
We believe there is a significant potential market for the PX G1300 in a variety of channels, such as supermarket chains and cold storage facilities.  The build of these commercial and industrial refrigeration systems is large enough and demands enough flow of CO2 refrigerant to warrant the use of our device, which today implies any system 80 kilowatt in size or greater.
In understanding the market for the PX G1300, we have identified three major value propositions:
1.Energy Savings and Emissions Reduction.  The PX G1300 recycles the high-pressure energy of a CO2 system by compressing a portion of the gas flow for “free.”  This “free” compression provided by the PX G1300 allows the main electrical refrigeration compressor to work less to keep the refrigeration system at the same temperature.  In this way, our PX G1300 contributes to lower energy consumption and lower costs by reducing the amount of cycles the main compressor operates, and thereby lower emissions in a CO2 refrigeration system.
2.Increased Cooling Capacity.  The PX G1300 can add compression capacity to a transcritical CO2-based refrigeration system to safeguard against high discharge pressure failures, which occur during heatwaves when refrigeration systems are under stress.
3.Initial Capital Investment.  When designed into a new CO2-based refrigeration system, the PX G1300 may offset some initial capital investment due to the extra compression capacity it provides, allowing for the reduction or removal of other components.
The magnitude of each of these value propositions, or lack thereof, will greatly depend on the geographic location of a refrigeration system and temperature ranges that location experiences, the cost of energy at that location, the specific architecture of the refrigeration system itself and possibly other parameters.
Channels and Customers
CO2 sales are reported under our OEM sales channel.  This includes direct sales to commercial or industrial customers, such as supermarket chains, cold storage facilities, and other industrial users.  Also, included are sales to intermediaries, such as refrigeration system installers or refrigeration OEMs, to whom we sell the PX G1300 and associated services for inclusion in these customers’ entire new packaged or retrofit of existing systems.
The commercial refrigeration market ecosystem has multiple players who integrate the components to build a system.  These players include supermarkets, which are the end users of the systems; contractors and installers that assist with the installation and maintenance of the systems; refrigeration OEMs; and design consultants that assist in designing and specifying the systems for end users and in providing the component specifications to the refrigeration OEMs.
We initially sold the PX G1300 to a variety of customers, such as directly to an end user supermarket chain and OEMs.  We believe that once the PX G1300 is more established, our sales process will evolve primarily to sell through OEMs, who in turn build and install refrigeration systems at sites maintained by end users.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 9
Competition
The concept of energy recovery is a new one in the refrigeration industry.  Therefore, unlike in our water markets, there is no direct analogous competitor to our pressure exchanger technology.  However, there are a variety of cost saving methods, as well as alternative devices, that refrigeration manufacturers may try to introduce into their configurations to reduce energy consumption within their CO2-based refrigeration systems.  These cost saving methods include utilizing novel system architectures, new and improved equipment or materials, ejectors or other energy recovery devices, and/or other technologies that could improve energy efficiency.  These cost savings methods may or may not be compatible with the PX G1300. As CO2-based refrigeration systems become more prevalent, we believe competitive technologies and devices could arise.
Seasonality
There is no specific CO2 revenue seasonality to highlight in the early stages of this product lifecycle.
Manufacturing
Our products, including our PX, hydraulic turbochargers, high-pressure pumps, and circulation booster pumps, are designed, manufactured, assembled, and tested in two facilities located in California.  Our facilities include advanced ceramics manufacturing and testing equipment.
We obtain raw, processed, and certain pre-machined materials from various suppliers to support our manufacturing operations.  A limited number of these suppliers are single source to maintain material consistency and support new product development.  However, although we may purchase from certain single source suppliers, we have qualified redundant source(s) to ensure consistent supply for many of our critical raw materials and manufactured components.  Alumina ceramic components for our PX products are manufactured in-house from high-purity alumina to the final product.  We are able to leverage our ceramics manufacturing across all of our PX product lines.
Through our vertically integrated ceramics precision manufacturing process, we ensure that all components meet our high standards for quality, durability, and reliability.  The components for our other products undergo final precision machining to protect the proprietary nature of our manufacturing methods and product designs, and to maintain premium quality standards.
We are committed to reducing the environmental impact of our operations.  We recognize that as we pursue our strategy of diversified and disciplined growth, our operations and our impact on the environment may increase.  Some of the ways we currently seek to minimize our environmental impact are by reducing consumption of resources through waste management strategies, optimizing the use of renewable energy, and monitoring key environmental indicators.  For example, as part of our waste management strategies, during the machining phase, when the solid components are shaped, excess high-purity alumina powder is collected, processed, and then reused.  Further, we have incorporated in our testing process multiple test loops, which allows us to test products we manufacture to their operating conditions.
These test loops, which are a major driver of our water usage, have been modified to allow us to recycle most of the water used in these testing cycles.  Our efforts to measure and manage our impact will continue to evolve as our business grows.
Research, Development and Technology
Research and development (“R&D”) has been, and remains, an essential part of our history, culture and corporate strategy.  Since our formation, we have developed leading technology and engineering expertise through the evolution of our pressure exchanger technology, which can enhance environmental sustainability and improve productivity by reducing energy consumption in pressurized fluid-flow systems.
This versatile technology works as a platform to build product applications and is at the heart of many of our products.  In addition, we have engineered and developed ancillary devices, such as our hydraulic turbochargers and circulation booster pumps that complement our energy recovery devices.
Today, we are applying our pressure exchanger technology in new and important ways, building new products to accelerate environmental sustainability across more industries.  Our investments into R&D are focused on (1) advancing our solutions to better service historical markets, such as desalination; (2) applying our pressure exchanger technology to new markets, such as our recent entries into the wastewater and CO2 markets; and (3) fundamental research into new applications of our pressure exchanger technology in existing and new verticals.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 10
We recognize the importance of carefully stewarding resources to support our ongoing R&D program.  We maintain advanced analytical and testing capabilities to evaluate our solutions at all company sites.  We have developed complex analytical tools which allow us to be less reliant on full-scale testing that is costly and often uses considerable amounts of water and consumable energy.  Our advanced numerical modeling and analytical tools allow for 3-dimensional, multi-phase, multi-physics, and multi-scale, computational fluid dynamics, fluid structure interactions, thermodynamics, and system analysis.  Leading-edge modeling and analytical techniques coupled with extensive state of the art experimental capabilities allow us to further refine our existing water and refrigeration technologies, as well as developing new derivatives of our pressure exchanger technology for complex systems and applications.
Our highly skilled engineering team, many of whom carry accreditation from world-recognized engineering organizations, specialize in a range of technical fields critical to support our current product lines and advance our incubation initiatives, including core engineering competencies of fluid mechanics and aerodynamics, solid mechanics with expertise in computational fluid dynamics and finite element analysis, bearings design (roller-element, hydrostatic, and hydrodynamic), multi-phase flow, dynamics and controls, acoustics and vibrations, tribology, material science and coatings, pumps and turbines, turbo-machinery, and rotating equipment.
Intellectual Property
We seek patent protection for new technologies, inventions, and improvements that are likely to be incorporated into our solutions.
We rely on patents, trade secret laws, and contractual safeguards to protect the proprietary tooling, processing techniques, and other know-
how used in the production of our solutions.  We have a robust intellectual property (“IP”) portfolio consisting of U.S. and international issued patents as well as pending patent applications.
We have registered the following trademarks with the United States Patent and Trademark office: “ERI,” “PX,” “PX Pressure
Exchanger,” “Pressure Exchanger,” “Ultra PX,” “PX PowerTrain,” “PX G1300,” and the Energy Recovery logo.  We have also applied for and received registrations in international trademark offices.
Human Capital Resources
Our employees are key to our Company’s success.  We believe we have a talented, motivated and dedicated team, and we work to create an inclusive, exciting, safe, and supportive environment, for all of our employees.  Our company is built around innovation and driven by diversity of thought and background.  Our employees challenge the status quo, actively partner to resolve challenges, and seek to continuously improve themselves as well as our operations.
As of December 31, 2023, we had 269 full-time employees, which is approximately 100% of our staffing, and include both permanent and leased employees.  Our leased employees include sales and service agents worldwide, and IT support.  Our employees are not unionized, and we consider our relations with our employees to be good.
We are proud to have built a global workforce to match our global customer base.  Our employees represent a broad array of backgrounds, professionally and personally, and we believe that this diversity of experience and perspectives is a competitive advantage that allows us to better serve the needs of our customers.
Our Code of Business Conduct (our “Code”) serves as a critical tool to help all of us recognize and report unethical conduct, while preserving and nurturing our culture.  Our Code is reflected in our employee manual, which we provide to all of our employees, and training programs.  Both our employee manual and training programs include our policies against harassment and bullying, and the elimination of bias in the workplace.
Recruiting, Training and Retention
Our focus is to create an engaged employee experience, throughout the process of attracting, onboarding, developing, and retaining employees.  We are committed to supporting employee development as well as providing competitive benefits and a safe workplace.  We support and develop our employees through global training and development programs that build and strengthen employees’ leadership and professional skills while striving to enhance our employee’s financial, mental and physical wellness.  To assess and improve employee retention and engagement, we survey our employees with the assistance of a third-party employee engagement survey, and take action to address areas of employees’ concerns.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 11
Our employee engagement efforts include newsletters and all-employee town hall meetings, as well as informational meetings, which includes our executive staff meeting with small groups of employees in an informal setting, through which we aim to keep all of our employees well-informed, increase transparency and promote a culture of open communication.  Our values and ethics serve as the guiding force through which we proactively maintain the highest standards of business conduct.
Compensation and Benefits
We believe that compensation should be competitive and equitable, and should enable our employees to share in our company’s success.  In addition, we recognize our employees are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives.  In support of this, we offer a wide variety of benefits for our employees and we invest in tools and resources that are designed to support our employees’ individual growth and development.
Our compensation and benefit programs are designed to recognize our employees’ contributions to value, ingenuity and business results, including variable pay, which rewards each employee for the Company’s and individual’s performance.  All full-time and full-time equivalent employees, where allowed, are included in our share-based equity incentive program, and are offered health and welfare benefits, mental wellness programs, development programs and training courses.  In addition, all employees are afforded the opportunity to give back to our communities through donations of time and money through our company sponsored programs.
Workplace Heath and Safety
We are committed to providing a safe and healthy workplace.  We continuously strive to meet or exceed compliance with all laws, regulations and accepted practices pertaining to workplace safety.  All employees are required to comply with established safety policies, standards and procedures, and to attend and complete annual safety training based on their job function. To accomplish our safety goals, we developed and maintain company-wide policies to ensure the safety of each employee, as well as compliance with domestic and international safety standards.  In addition, we foster work/life balance for our employees that provides significant flexibility surrounding work location and work schedules.
Additional Information
Our website is https://energyrecovery.com.  We also maintain an Investor Relations website as a routine channel for distribution of important information, including news releases, presentations, and financial statements (https://ir.energyrecovery.com).  We intend to use our
Investor Relations website as a means of complying with our disclosure obligations under Regulation FD.  Accordingly, investors should monitor our Investor Relations website in addition to press releases, Securities and Exchange Commission (“SEC”) filings, and public conference calls and webcasts.  Our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, all
amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, in the
Investor Relations section of our website, as soon as reasonably practicable after the reports have been filed with, or furnished to, the SEC.
The information contained on our website, or any other website, is not part of this report nor is it considered to be incorporated by reference herein or with any other filing we make with the SEC.  Our headquarters and primary manufacturing center is located at 1717 Doolittle Drive,
San Leandro, California 94577, and our main telephone number is (510) 483-7370.  The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The address of the SEC website is http://www.sec.gov.  We have included this website address only as an inactive textual reference and do not intend it to be an active link to the SEC website.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 12
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
Risks Related to our Water Segment
Our Water segment revenues largely depend on the construction of new large-scale desalination plants and the retrofit of existing desalination plants, and as a result, our operating results have historically experienced, and may continue to experience, significant variability due to volatility in capital spending, availability of project financing, project timing, execution and other factors affecting the broader water desalination  industry.
We currently derive the majority of our Water segment revenues from sales of energy recovery products and services used in newly constructed, large-scale desalination plants and the retrofit of existing desalination plants, particularly in dry or drought-ridden regions of the world.  The demand for our products used in the Water segment may decrease if the construction of these large-scale desalination plants or the retrofit of existing plants declines for any reason, including, any global or regional economic downturns, worsening global or regional political conflicts, worsening regional conditions, changing government priorities, or the impact of any global or regional conflicts.
Other factors that could affect the number and capacity of large-scale desalination plants built or the timing of their completion, include the availability of required engineering and design resources; availability of credit and other forms of financing; the health of the global economy; inflation rates; changes in government regulation, permitting requirements, or priorities; and reduced capital spending for water desalination solutions.  Each of these factors could result in reduced or uneven demand for our products.  Pronounced variability or delays in the construction of such plants or reductions in spending for desalination in general could negatively impact our Water segment sales, which in turn could have an adverse effect on our entire business, financial condition, or results of operations, and make it difficult for us to accurately forecast our future sales.
Our Water segment faces competition from a number of companies that offer competing energy recovery solutions.  If any of these companies produce superior products or offers their products at substantially lower prices, our competitive position in the market could be harmed and our revenues may decline.
The market for energy recovery devices for desalination and other water treatment plants is becoming increasingly competitive and we expect this competition to intensify as the desalination and wastewater markets continue to grow.  Competitors have introduced products that are similar to, and directly compete with, our key energy recovery products.  In addition, we expect new competitors to enter the market, and existing competitors to introduce improvements to their existing products and introduce new products that are directly competitive to our solutions.  Our competitors’ existing, new, and improved products may be superior to our products and/or could be offered at prices that are considerably less than the cost of our products.  The performance and pricing pressure of such new products could cause us to adjust the prices of certain products to remain competitive, or we may not be able to continue to win large contracts, which could adversely affect our market share, competitive position and margins.  Some of our current and potential competitors may have significantly greater financial, technical, marketing, and other resources; longer operating histories; or greater name recognition.  They may also have more extensive products and product lines that would enable them to offer multi-product or packaged solutions as well as competing products at lower prices or with other more favorable terms and conditions.  As a result, our ability to sustain our market share may be adversely impacted, which would affect our business, product margins, operating results, and financial condition.  In addition, if one of our competitors were to merge or partner with another company, the change in the competitive landscape could adversely affect our continuing ability to compete effectively.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 13
A sustained downturn in the economy or global unrest could impact the future of new, and the retrofit of existing, desalination plants, and the treatment of various wastewater verticals, which could result in decreased demand for our water products and services.
The demand for our water products and services depends primarily on the continued construction of new large-scale desalination plants, the retrofit of existing plants, and the construction of wastewater treatment facilities, particularly in the countries that are part of the
Gulf Cooperation Council, China, and India.  Weak economic conditions, inflation and global uncertainty including the continuing conflicts in
Ukraine and many parts of the Middle East may have a negative economic impact on these and other countries, which may impact the levels of spending on, timing of, delays to, and availability of, project financing for new desalination and retrofit plant projects.  The inability of our customers to secure credit or financing for these projects, may result in the postponement or cancellation of these projects.  In addition, the change in government priorities and/or their reduction in spending for water treatment projects could result in decreased demand for our products and services, which could have an adverse effect on our business, financial condition or results of operations.
We may not be successful in developing suitable market adoption for our products in the  wastewater market.
We have introduced a number of products designed specifically for the wastewater market, including the Ultra PX family of products and the low pressure PX. The wastewater market is evolving and covers a wide range of industries and geographies, and utilizes a variety of
RO technologies.  While our products can be a potential solution to these different applications, there is no guarantee that we will be successful in developing market adoption of our wastewater products.  While countries like China and India are beginning to mandate zero or minimum liquid discharge (“ZLD” and “MLD”, respectively) requirements for specific industries, in many parts of the world there are no regulations or minimal regulations for treating wastewater.  Accordingly, end users in such areas may not be willing to implement wastewater treatment at all or, if they do plan to implement a wastewater treatment program, they may select a competitive or alternative wastewater treatment technology.  Similar to the desalination market, there are many competitors and competitive products that can service wastewater industries that do not include RO technologies or utilize our products.  These competitors may have existing relationships with end users, greater name recognition, and/or significantly greater financial, technical, marketing and other resources that may make it challenging for us to compete in this industry.  As a result of the foregoing, we may not be able to successfully develop our wastewater business, develop any market share, or win any large contracts, which would affect our business, operating results and financial condition.
Risks Related to our Emerging Technologies Segment
We may not be able to successfully compete in the CO2-based refrigeration system market.
For the past decade, the global commercial and industrial refrigeration industry has been shifting away from HFC-based refrigerants to natural refrigerants, such as CO2-based refrigerants in response to the global HFC-based refrigerant phase-down and subsequent environmental regulations.  We introduced the PX G1300 energy recovery device for use in CO2-based refrigeration systems in 2021 and continue to work on developing market adoption of this new technology.  While interest in the PX G1300 has been positive, there is no guarantee that we will be successful in generating sustained interest and, more importantly, adoption of our technology on a timeline necessary to meet our goals, or at all.  The global commercial and industrial refrigeration industry can be slow to adopt new technologies and alternative technologies or new refrigerants may emerge, slowing the adoption of the PX G1300.  In addition, we may encounter new technological challenges that we will need to solve in order to achieve adoption of the technology.  The global commercial and industrial refrigeration industry is also saturated with very large, established companies who have greater experience and resources and may provide cost saving methods that utilize novel system architectures, new and improved equipment or materials, ejectors and/or other energy recovery devices, all or some of which could improve energy efficiency that compete against the PX G1300.  If we are unable to solve any technological challenges, generate and sustain sufficient interest for our CO2-based refrigeration technology, we may not be able to successfully compete in the CO2-based refrigeration market, which could have an adverse effect on our CO2 business, and our Emerging
Technologies segment financial condition or results of operation.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 14
We may not be able to develop future new technologies successfully.
We have made a substantial investment in R&D and sales and marketing to execute on our diversification strategy into fluid flow markets, including our recent commercial refrigeration products.  While we see diversification as core to our growth strategy, there is no guarantee that we will be successful in our efforts.  Our model for growth is based in part on our ability to initiate and embrace disruptive technology trends, to enter new markets, both in terms of geographies and product areas, and to drive broad adoption of the products and services that we develop and market.  Our competitive position and future growth depend upon a number of factors, including our ability to successfully: (i) innovate, develop and maintain competitive products, and services to address emerging trends and meet customers’ needs,
(ii) defend our market share against an ever-expanding number of competitors, (iii) enhance our product and service offerings by adding innovative features or disruptive technologies that differentiate them from those of our competitors and prevent commoditization, (iv) develop, manufacture and bring compelling new products and services to market quickly and cost-effectively, (v) attract, develop and retain individuals with the requisite innovation and technical expertise and understanding of customers’ needs to develop new technologies, products and services, and (vi) continue to invest in manufacturing, R&D, engineering, sales and marketing, and customer support.  Any inability to execute this model for growth could damage our reputation, limit our growth, and negatively affect our operation results.  In addition, profitability, if any, in new industrial verticals may be lower than in our Water segment, and we may not be sufficiently successful in our diversification efforts to recoup investments.  The failure of our technologies, products or services to maintain and gain market acceptance due to more attractive offerings, or customers’ slower-than-expected adoption of, and investment in, our new and innovative technologies could significantly reduce our revenues or market share and adversely affect our competitive position.
Risks Related to our General Business
Our operating results may fluctuate significantly, making our future operating results difficult to predict and causing our operating results to fall below expectations.
Our quarterly and yearly operating results may fluctuate due to a variety of factors, many of which are outside of our control.  We have experienced significant fluctuations in revenue from quarter-to-quarter and year-to-year, and we expect such fluctuations to continue.  In addition, in the past, customer buying patterns led to a significant portion of our sales occurring in the fourth quarter.  This presents the risk that delays, cancellations, or other adverse events in the fourth quarter could have a substantial negative impact on that year’s annual results.  As a result, comparing our operating results on a period-to-period basis may not be meaningful.  Since it is difficult for us to anticipate the impact of these fluctuations on our future results, in the event our revenue or operating results fall below the expectations of investors or securities analysts, our stock price may be negatively affected.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.  As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.
Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our energy recovery products.  This education process can be time-consuming and typically involves a significant product evaluation process which is particularly pronounced when dealing with product introduction into new fluid flow industrial verticals.  In our Water segment, the average
Water segment sales cycle for our international MPD customers, which are involved with larger desalination plants, typically ranges from 16 to 36 months, and may exceed 36 months from time-to-time, and the average sales cycle for our OEM customers, which are involved with smaller desalination plants, ranges from one to 16 months, and may exceed 16 months from time-to-time.  These long sales cycles make revenue predictions difficult and results in our expending significant resources well in advance of orders for our products, which may cause our operating results to fluctuate and may adversely affect our financial condition.
Our Water contracts often contain holdback provisions of up to 10% of the contract price.  If we are unable to collect unbilled receivables, which are caused in part by these holdback provisions, our operating results could be adversely affected.
Our Water contracts with large EPC firms generally contain holdback provisions that typically delay final installment payments for our products by up to 24 months after the product has been shipped and revenue has been recognized.  Generally, 10% or less of the revenue we recognize pursuant to our customer contracts is subject to such holdback provisions and is generally accounted for as contract assets.
Such holdbacks may result in relatively high unbilled receivables.  If we are unable to collect these performance holdbacks, our operating results and financial condition could be adversely affected.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 15
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
We do not have long-term supply agreements with our suppliers but secure our supplies on a purchase order basis.  Our suppliers have no obligation to supply products to us for any specific period, in any specific quantity, or at any specific price, except as set forth in a particular purchase order.  Our requirements may represent a small portion of the total production capacities of these suppliers, and our suppliers may reallocate capacity to other customers, even during periods of high demand for our products.  We have in the past experienced, and may in the future experience, product quality issues and delivery delays with our suppliers due to factors such as high industry demand or the inability of our vendors to consistently meet our quality or delivery requirements.  If our suppliers were to cancel or materially change their commitments to us or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell our products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which could harm our business, operating results, and financial condition.
We are subject to manufacturing risks, particularly related to new products, which could lead to excessive scrap, quality defects, warranty claims in excess of our warranty provision or result in a significant or a large number of warranty or other claims in any given year.
We manufacture most of our products in our facilities.  In connection with new products, we may sometimes need to develop new manufacturing processes and techniques that may lead to an increase in excess scrap compared to our more mature processes, as well as an increase in quality defects.  We provide warranties for most of these products and while we test our products in our manufacturing facilities through a variety of means, there can be no assurance that our testing will reveal all quality defects in our products, which may not become apparent until after the products have been sold into the market.  Accordingly, there is a risk that we may incur increased expenses due to excess scrap and  significant warranty claims that will result in additional cost of revenue if our warranty provisions are not sufficient to cover the actual cost of resolving issues related to defects in our products.  If these additional expenses are significant, they could adversely affect our business, financial condition, and results of operations.
Parts of our inventory may become excess or obsolete, which would increase our cost of revenues.
Inventory of raw materials, parts, components, work in-process, or finished products may accumulate, and we may encounter losses due to a variety of factors, including technological change in the water desalination process; changes in the wastewater and refrigeration markets that result in product redesign; long delays in shipment of our products or order cancellations, and/or changes related to improvements in existing product design; our need to order raw materials that have long-lead times; our inability to estimate exact amounts and types of items needed, especially with regard to the configuration of our high-efficiency pumps; and cost reduction initiatives resulting in component changes within the products.
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

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 16
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
We are, from time to time, involved in legal proceedings and may be subject to additional future legal proceedings that may result in material adverse outcomes.
In addition to the IP litigation risks, we may become involved in the future in various commercial and other disputes as well as related claims and legal proceedings that arise from time to time in the course of our business.  See Note 7, “Commitments and Contingencies –
Litigation,” of the Notes for information about certain legal proceedings in which we are involved.  Our current legal proceedings and any future lawsuits to which we may become a party are, and will likely be, expensive and time consuming to investigate, defend and resolve, and will divert our management’s attention.  Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could have an adverse effect on our business, financial condition, or results of operations.
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
Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change.  We will continue to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed.  The high and low ranges are not intended to imply that actual results could not fall outside of the suggested ranges.  The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors.  We do not accept any responsibility for any projections or reports published by any such third parties.
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
We make assumptions, judgments and estimates for a number of items, including the fair value of financial instruments, goodwill, and long-lived assets, the realizability of deferred tax assets, the recognition of revenue and the fair value of stock awards.  We also make assumptions, judgments and estimates in determining the accruals for employee-related liabilities, including commissions and variable compensation, and in determining the accruals for uncertain tax positions, valuation allowances on deferred tax assets, allowances for doubtful accounts, and legal contingencies, if any.  These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements.  Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 17
Our global operations expose us to risks and challenges associated with conducting business internationally, and our results of operations may be adversely affected by our efforts to comply with the laws of other countries, as well as U.S. laws which apply to international operations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and U.S. export control laws.
We operate on a global basis with offices or activities in North America, Middle East and Africa, Asia, Europe,  Latin America, and
South America.  We face risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations.  These laws and regulations include tax laws, anti-competition regulations, import and trade restrictions, export control laws, and laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers, including the U.S. FCPA or other anti-corruption laws that have recently been the subject of a substantial increase in global enforcement.  Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with sales outside the U.S.  Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example, through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise.  Also, we may be held liable for actions taken by our local dealers and partners.  Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions or conditions on the conduct of our business.  Any such violations could include prohibitions or conditions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our business, and our operating results.  In addition, we operate in many parts of the world that have experienced significant governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.  We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses, or other preferential treatment by making payments to government officials and others in positions of influence or through other methods that relevant law and regulations prohibit us from using.  Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.  These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.
Our failure to maintain appropriate sustainability practices and disclosures could result in reputational harm, a loss of customer and investor confidence, and adverse business and financial results.
Governments, investors, customers, and employees are enhancing their focus on sustainability practices and disclosures, and expectations in this area are rapidly evolving and increasing.  While we monitor the various and evolving standards and associated reporting requirements, failure to adequately maintain appropriate sustainability practices that meet diverse stakeholder expectations may result in the loss of business, reduced market valuation, an inability to attract customers, and an inability to attract and retain top talent.
Legal or regulatory measures to address climate change, may negatively affect us.
Concern over climate change can also result in new or additional legal or regulatory requirements designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment, such as taxation of, or caps on the use of, carbon-based energy.
Any such new or additional legal or regulatory requirements may increase the costs associated with, or disrupt sourcing, manufacturing and distribution of, our products which may adversely affect our business and financial statements.
We must comply with a variety of existing and future laws and regulations, such as sustainability initiatives, that could impose substantial costs on us and may adversely affect our business.
Increasingly regulators, customers, investors, employees and other stakeholders are focusing on sustainability matters.  While we have certain sustainability initiatives, there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust.  In addition, there can be no assurance that we will be able to attain any announced goals related to our sustainability program, as statements regarding our sustainability goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all.  Actual or perceived shortcomings with respect to our sustainability initiatives and reporting can impact our ability to hire and retain employees, increase our customer base, or attract and retain certain types of investors.  In addition, these parties are increasingly focused on specific disclosures and frameworks related to sustainability matters.  Collecting, measuring, and reporting sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact, including on our reputation and stock price.  Inadequate processes to collect and review this information prior to disclosure could be subject to potential liability related to such information.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 18
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
Our success depends, in part, on the continued availability and service of key personnel, including executive officers and other highly qualified employees, particularly when we undergo a leadership transition.  Competition for these key personnel is intense.  We cannot assure that we will retain our key personnel or that we will be able to recruit and retain other highly qualified employees in the future.  Losing any key personnel could, at least temporarily, have a material adverse effect on our business, financial position and results of operations.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 19
Risks Related to Economic Conditions and Geopolitical Conflicts
Uncertainty in the global geopolitical landscape and macro-economic environment may impact our operations outside the U.S., including in the Middle East where many of our water megaprojects are planned.
We conduct our business on a global basis.  Our products are sold in numerous countries worldwide, with a large percentage of our sales generated outside the U.S., specifically in the Middle East and Africa, and Asian markets which provide a significant portion of our total revenue.  Therefore, we are exposed to, and impacted by, global macroeconomic factors, U.S. and foreign government policies, and foreign exchange fluctuations.  There is uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, rising interest rates, and labor shortages.  These global macroeconomic factors, coupled with the U.S.
political climate, political unrest internationally, and known conflicts in Europe and the Middle East, have created global economic and political uncertainty, and have impacted demand for certain of our products.  While the impact and longevity of these factors remains uncertain, we are constantly evaluating the extent to which these factors will impact our business, financial condition, or results of operations.  Over the long-term, demand for our energy recovery devices could correlate to global macroeconomic and geopolitical factors.  Any disruption to the economic factors and regulations in these regions, which remain uncertain, may adversely affect our results of operations and financial condition.
In addition, there is uncertainty as to the position the U.S. will take with respect to world affairs.  This uncertainty may include such issues as the U.S. support for existing treaty and trade relationships with other countries, including, notably, China.  This uncertainty, together with other recent key global events, such as recently enacted currency control regulations and tariff regimes in or against China, ongoing terrorist activity, and hostilities in the Middle East, may adversely impact (i) the ability or willingness of non-U.S. companies to transact business with U.S. companies, including with us; (ii) our ability to transact business in other countries, including the Middle East, where many of the water megaprojects are planned; (iii) regulation and trade agreements affecting U.S. companies; (iv) global stock markets (including
The NASDAQ Global Select Market Composite on which our common shares are traded); and (v) general global economic conditions.
Furthermore, the conflicts in Europe and the Middle East have resulted in worldwide geopolitical and macroeconomic uncertainty, and we cannot predict how these conflicts will evolve or their timing.  If these conflicts continue for a significant time or further expand to other countries or regions, they could have additional adverse effects on macroeconomic conditions that may have a direct adverse impact on our business and/or our supply chain, business partners or customers in the broader region.  All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.
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

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 20
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
Additionally, California recently enacted legislation, the California Privacy Rights Act (“CPRA”), which amends the California Consumer
Privacy Act.  The CPRA took effect on January 1, 2023, and enforcement began on July 1, 2023.  We may be subject to additional obligations relating to personal data by contract that industry standards apply to our practices.  Our actual or perceived failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our reputation, and loss of goodwill, any of which could have a material adverse effect on our operations, financial performance, and business.  Further, evolving and changing definitions of personal data and information, including the classification of internet protocol addresses, machine identification information, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting business relationships and partnerships that may involve the sharing or uses of data, and may require significant costs, resources, and efforts in order to comply.
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

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 21
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

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 22
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance.  Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.  For example, the Tax Act, the Coronavirus Aid, Relief, and Economic
Security Act, and the Inflation Reduction Act, enacted many significant changes to the U.S. tax laws.  Future guidance from the U.S. Internal
Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation.  The current administration and Congress periodically make and propose tax law changes, some of which could have an adverse effect on our operations, cash flows, and results of operations, and contribute to overall market volatility.  In addition, it is uncertain if and to what extent various states will conform to federal tax legislation.  Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
The U.S. Congress may make substantial changes to fiscal, regulation and other federal policies that may adversely affect our business, financial condition, operating results and cash flows.
Changes in general economic conditions in the U.S. or other regions could adversely affect our business.  There have been, and there may be, significant changes in, and uncertainty with respect to, legislation, regulation and government policy.  While it is not possible to predict whether and when any such changes will occur, changes at the local, state or federal level could impact our business.  Specific legislative and regulatory proposals that could have a material impact on us include, but are not limited to, modifications to international trade policy; public company reporting requirements; and environmental regulation.
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
Risks Related to our Internal Controls
Changes in the U.S. generally accepted accounting principles could adversely affect our financial results and may require significant changes to our internal accounting systems and processes.
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).  These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance.  The FASB periodically issues new accounting standards on a variety of topics.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess the effectiveness of our internal controls over financial reporting and to disclose in our filing if such controls were unable to provide assurance that a material error would be prevented or detected in a timely manner.  We have an ongoing program to review the design of our internal controls framework in keeping with changes in business needs, implement necessary changes to our controls design and test the system and process controls necessary to comply with these requirements.  If in the future, our internal controls over financial reporting are determined to be not effective resulting in a material weakness or significant deficiency, investor perceptions regarding the reliability of our financial statements may be adversely affected which could cause a decline in the market price of our stock and otherwise negatively affect our liquidity and financial condition.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 23
Risks Related to our Common Stock
Insiders and principal stockholders will likely have significant influence over matters requiring stockholder approval.
Our directors, executive officers, and other principal stockholders beneficially own, in the aggregate, a substantial amount of our outstanding common stock.  These stockholders could likely have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions such as a merger or other sale of our company, or our company’s assets.
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

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 24
Our shareholders may experience future dilution as a result of future equity offerings.
In the future, we may offer additional shares of our common stock or other securities convertible into, or exchangeable for, our common stock in order to raise additional capital.  We cannot assure our shareholders that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share our shareholders paid for our shares.  Investors purchasing shares or other securities in the future could have rights, preferences or privileges senior to those of our shareholders and our shareholders may experience dilution.  Our shareholders may incur additional dilution upon the exercise of any outstanding stock options or warrants, the issuance of shares of restricted stock, the vesting of restricted stock units, or the issuance, vesting or exercise of other equity awards.
Item 1B — Unresolved Staff Comments
None.
Item 1C — Cybersecurity
Managing Material Risks & Integrated Overall Risk Management
We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-
wide culture of cybersecurity risk management.  This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level.  Our Risk Management Team (see “Management’s Role Managing Risk” below for details regarding the team members and scope) works closely with our Information Technology (“IT”) team to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.
Engage Third-parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity consultants in evaluating and testing our risk management systems.  These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices.  Our collaboration with these third-parties includes regular audits, threat assessments, and consultation on security enhancements.
Oversee Third-party Risk
Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks.  We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards.  The monitoring includes an initial assessment by our Director, Information
Technology and IT team, and on an ongoing basis of a few key high-risk third-party systems by our security engineers.  We also rely upon certain third-party system providers, including cloud and non-cloud programs provided by software developers such as Microsoft Corporation,
Blackline Systems, Inc., Workiva, Inc., and others, to review and notify their customers of any data breach.  This approach, both internal and reliance on external review notification, is designed to mitigate risks related to data breaches or other security incidents originating from third-
parties.
Risks from Cybersecurity Threats
While we have a cybersecurity program designed to protect and preserve the integrity of our information systems, we also maintain cybersecurity insurance to manage potential liabilities resulting from specific cyber-attacks.  However, it's important to note that although we maintain cybersecurity insurance, there can be no guarantee that our insurance coverage limits will protect against any future claims or that such insurance proceeds will be paid to us in a timely manner.  As of December 31, 2023, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations, or financial condition.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 25
Governance
The Board of Directors (the “Board”) is acutely aware of the critical nature of managing risks associated with cybersecurity threats.
The Board has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.
Board of Directors Oversight
The Audit Committee of the Board (the “Audit Committee”) is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain.  The Audit Committee is composed of independent board members with diverse expertise and experience which allows them to oversee cybersecurity risks effectively.
Management’s Role Managing Risk
We have an internal management team comprising of our Chief Financial Officer (“CFO”), Chief Legal Officer (“CLO”), VP, Corporate
Controller, Sr. Director, SEC Reporting, and Director, Information Technology (the “Risk Management Team”), that plays a pivotal role in informing the Audit Committee on cybersecurity risks.  The Director, Information Technology and IT team monitor cybersecurity risks and perform continual risk exercises and assessments.  The Risk Management Team meets quarterly to discuss current security breaches and threats, if any, and discuss new controls and results of the cybersecurity risk monitoring, exercises, and assessments.  The Risk
Management Team provides comprehensive briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year.
These briefings encompass a broad range of topics, including:
•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any cybersecurity events; and
•Compliance with regulatory requirements and industry standards.
In addition to our scheduled meetings, the Audit Committee and the Risk Management Team maintain an ongoing dialogue regarding emerging or potential cybersecurity risks.  Together, the Board receives updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive.  The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives.  This involvement ensures that cybersecurity considerations are integrated into our broader strategic objectives.
Risk Management Personnel
Our Director, Information Technology (our “IT Director”), who has a career of 23 years in IT, has in-depth working knowledge on IT systems and data security, and his experience is instrumental in developing and executing our cybersecurity strategies.  Our IT Director along with the IT team, oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee cybersecurity risk training program.  However, the primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Risk Management Team.  The diverse background and experience of our Risk Management Team members are instrumental in developing and executing our cybersecurity strategies and supplement the expertise of our IT Director with their understanding of the needs of our business.
Monitor Cybersecurity Incidents
Our IT Director and the IT team are continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques.  This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents.  Our IT Director and the IT team implement and oversee processes for the regular monitoring of our information systems.  This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities.  In the event of a cybersecurity incident, our IT Director is equipped with a well-defined incident response plan.  This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 26
Reporting to Board of Directors
Our IT Director, in his capacity, regularly informs the other Risk Management Team members of all aspects related to cybersecurity risks and incidents.  This ensures that various levels management are kept abreast of the cybersecurity posture and potential risks facing
Energy Recovery, Inc.  Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Audit
Committee, ensuring that the Audit Committee has comprehensive oversight and can provide guidance on critical cybersecurity issues.
Item 2 — Properties
The table below presents details for each of our principal properties.  Each of these principal properties are located in the U.S.

Facility	Location	Status	Approximate Square Footage	Lease Expiration
Headquarters, R&D and manufacturing	San Leandro, California	Lease	171,000	Dec- 2028
Manufacturing and warehouse	Tracy, California	Lease	54,429	Apr- 2030
Office, R&D, warehouse, and yard	Katy, Texas	Lease	221,220	Jun- 2029
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
Item 4 — Mine Safety Disclosures
Not applicable.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 27
PART II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities
Market Information
Our common stock is listed on the Nasdaq Stock Market – The NASDAQ Global Select Market Composite under the symbol “ERII.”
Stockholders
As of December 31, 2023, there were approximately 15 stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”).  All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co., as one stockholder.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under
Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in this
Annual Report on Form 10-K.
Sales of Unregistered Securities
None.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 28
Stock Performance Graph
The following graph shows the cumulative total stockholder return of an investment of $100 on December 31, 2018 in (i) our common stock, (ii) the NASDAQ Composite Index, (iii) and a peer group for the current fiscal year (“Peer Group”).  Cumulative total return assumes the reinvestment of dividends, although dividends have never been declared on our stock, and is based on the returns of the component companies weighted according to their capitalization as of the end of each annual period.  For each reported year, the reported dates are the last trading dates of our annual year.
The NASDAQ Composite Index tracks the aggregate total return performance of equity securities traded on the Nasdaq Stock Market.
The Peer Group tracks the weighted average total return performance of equity securities of nine companies that management believes
Energy Recovery, Inc. is closely aligned during the years presented.  As we evolve and grow into new industries, management expects to expand or rebalance the companies within this peer group.  The companies within the Peer Group are: Badger Meter, Inc.; Evoqua Water
Technologies Corp. (through May 2023); Flowserve Corp; Franklin Electronic Co., Inc.; The Gorman-Rupp Company; Itron, Inc.; Kurita Water
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
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Energy Recovery, Inc., The NASDAQ Composite Index,
and Peer Group

	As of December 31,
	2018	2019	2020	2021	2022	2023
Energy Recovery, Inc.	$100.00	$145.47	$202.67	$319.32	$304.46	$279.94
NASDAQ Composite Index	100.00	138.27	199.64	243.92	164.56	238.01
Peer Group	100.00	130.56	161.69	225.56	188.67	249.19
Item 6 — [Reserved]

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 29
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
Highlights, Economic Conditions, Challenges, and Risks
We released our fourth annual Sustainability Report (formally referred to as our Environmental, Social, and Governance (“ESG”)
report), which details our efforts to accelerate the environmental sustainability of our customers’ operations and enhance the management of sustainability issues in our own operations.  Our Sustainability Report reports provide examples and data illustrating our products’ positive environmental impacts across the industries where we operate.  We understand the importance of being a responsible corporate citizen and believe our sustainability objectives provide us with a strategic roadmap to become a more resilient business, as well as a way to maintain our competitive advantage.  Our 2022 Sustainability Report (issued in September 2023) outlines our progress on those objectives and aligns to leading sustainability frameworks and reporting standards, including the United Nations Sustainable Development Goals and the
Sustainability Accounting Standards Board, as well as select disclosures from the Global Reporting Initiative and the Task Force on Climate-
related Financial Disclosures.
As a result of our sustainability efforts and reporting, in 2023, MSCI ESG Research LLC (“MSCI”) upgraded the company from an
ESG rating of AA to its highest rating of AAA.  MSCI’s evaluation recognizes Energy Recovery as one of the highest performing companies within the Industrial Machinery industry in MSCI’s All Company World Index, reflecting robust corporate governance and labor management practices and significant opportunities in clean technology.
Our complete 2022 Sustainability Report can be found on our website at: https://energyrecovery.com/sustainability/.  The foregoing link to our 2022 Sustainability Report is an inactive textual reference, and our 2022 Sustainability Report is not incorporated by reference into, and is not a part of, this Annual Report.
During the year, we announced:
•Additions to our PX U Series product line, tailored for ultra high-pressure reverse osmosis (“UHPRO”) applications.  The expanded PX U Series product line includes the U20, U40, U80, and U250 models.
•The appointment of Fieuw Koeltechniek (“Fieuw”), a leading refrigeration cooling rack and service provider in Belgium, the
Netherlands, and Luxembourg (these countries are commonly referred to as the “Benelux region”), as our exclusive distribution agent in the Benelux region for two years and requires set volume purchase commitments over the life of the contract.  Under the agreement, Fieuw, is granted the exclusive right to sell our PX G1300 within the Benelux region.
•The successful installation and commissioning of our PX G1300 in a major supermarket chain in the Benelux region and the second installation and commissioning of our PX G1300 with Vallarta Supermarkets in the U.S.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 30
•Received the prestigious “Refrigeration Innovation of the Year Award” for the PX G1300 at the ATMO Awards Ceremony of the
Atmosphere America Summit 2023.  The award for Refrigeration Innovation of the Year recognizes systems, products, or processes that utilize new technology to provide definitive innovations to refrigeration.
•Received the Refrigeration & Air Conditioning (“RAC”) Magazine “Innovation of the Year” award together with our partner, the
Epta Group.  The RAC Magazine award was recognized for work on implementing a new approach to further scale up the efficiency of CO2 refrigeration.
Global Economic and Political Environment Considerations
The markets for our products are dynamic and constantly evolving.  Our products are sold in numerous countries worldwide, with a large percentage of our sales generated outside the U.S., specifically in the Middle East and Asia markets which provide a significant portion of our total revenue.  Therefore, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations.  There is uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, rising interest rates, and labor shortages.  These global macroeconomic factors, coupled with the U.S. political climate, political unrest internationally, and known conflicts in Europe and the Middle East, have created global economic and political uncertainty, and have impacted demand for certain of our products.  While the impact and longevity of these factors remains uncertain, we are constantly evaluating the extent to which these factors will impact our business, financial condition or results of operations.
Over the long-term, demand for our energy recovery devices could correlate to global macroeconomic and geopolitical factors. Any disruption to the economic factors and regulations in these regions, which remain uncertain, may adversely affect our results of operations and financial condition.
Refer to Part I, Item 1, “Business,” and Part I, Item 1A, “Risk Factors,” of this Form 10-K for further discussion of these trends and other risks.
Results of Operations
A discussion regarding our financial condition and results of operations for the year ended December 31, 2022, compared to the year ended December 31, 2021, can be found under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023, which is available free of charge on the SEC’s website at http://www.sec.gov and at our investor relations website (https://ir.energyrecovery.com).
Revenue
There is no specific seasonality in our revenues to highlight that occurs throughout a calendar year.
Revenue by Channel Customers

	Years Ended December 31,
	2023		2022
	$	% of Revenue	$	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$83,665	65%	$81,888	65%	$1,777	2%
Original equipment manufacturer	25,995	20%	28,858	23%	(2,863)	(10%)
Aftermarket	18,689	15%	14,845	12%	3,844	26%
Total revenue	$128,349	100%	$125,591	100%	$2,758	2%

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 31
Revenue Attributable to Primary Geographical Markets by Segments.

	Years Ended December 31,
	2023			2022
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total

Middle East and Africa	$76,437	$177	$76,614	$86,227	$94	$86,321
Asia	30,500	—	30,500	24,777	—	24,777
Americas	15,048	153	15,201	8,544	34	8,578
Europe	5,740	294	6,034	5,880	35	5,915
Total revenue	$127,725	$624	$128,349	$125,428	$163	$125,591
The Megaproject (“MPD”) channel has been the main driver of our long-term growth as revenue from this channel benefits from a growing number of projects as well as an increase in the capacity of these projects in some cases.  The change in revenue for the year ended December 31, 2023, as compared to the prior year, was due primarily to customers’ project timing, and execution of these projects, specifically in the Middle East and Africa (“MEA”) markets.
The Original Equipment Manufacturer (“OEM”) channel, where we sell into a wide variety of industries in the desalination, wastewater, and the refrigeration markets, contains projects smaller in size and of shorter duration compared to those projects in the MPD channel.
•Desalination: The decrease in revenue in the year ended December 31, 2023, as compared to the prior year, by $6.3 million was due primarily to timing of project shipments.  Revenue was lower in the MEA channel, partially offset by an increase in revenue in the Americas market.
•Wastewater: The increase in revenue in the year ended December 31, 2023, as compared to the prior year, by $3.0 million, was due primarily to growth within the Asian, European, and the Americas markets.
•Emerging Technology: The increase in revenue in the year ended December 31, 2023, as compared to the prior year, by
$0.6 million was due primarily to CO2 growth in the European and Americas markets.
The Aftermarket (“AM”) channel revenue generally fluctuates from year-to-year depending on support and services rendered to our installed customer base.  AM revenue is also dependent on our customers’ timing of product upgrades, and replenishment of spare parts and supplies.  Generally, the AM channel revenue trend has been increasing over time.  The increase in revenue in the year ended December 31,
2023, as compared to the prior year, by $3.8 million was due primarily to shipments to customers in the MEA, the Americas and the
European markets.
Concentration of Revenue
Revenues attributable to domestic and international sales as a percentage of total revenue are presented in the following table.  See
Note 10, “Concentrations – Revenue by Geographic Location and Country,” of the Notes for information about for further discussion regarding our concentration of revenue by geographic location.

	Years Ended December 31,
	2023	2022
United States	2%	1%
International	98%	99%
Total revenue	100%	100%

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 32
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
concentrate our revenue for the periods presented and does not indicate a trend specific to any one customer.  See Note 10, “Concentrations
– Customer Revenue Concentration,” of the Notes for further discussion on customer concentration.

		Years Ended December 31,
	Segment	2023	2022
Customer B	Water	**	18%
Customer D	Water	**	15%
Customer E	Water	13%	**
Customer F	Water	**	11%

**Zero or less than 10%.
Gross Profit and Gross Margin
Gross profit represents our revenue less our cost of revenue.  Our cost of revenue consists primarily of raw materials, personnel costs
(including share-based compensation), manufacturing overhead, warranty costs, depreciation expense and other manufactured components.

	Years Ended December 31,
	2023		2022
	$	Gross Margin %	$	Gross Margin %	Change in Product Gross Profit
	(In thousands, except percentages)
Gross profit and gross margin	$87,079	67.8%	$87,356	69.6%	$(277)	(0.3%)
The decrease in gross profit for the year ended December 31, 2023, as compared to the prior year, was due primarily to lower gross margin, partially offset by an increase in revenue.  The decrease in gross margin during the year ended December 31, 2023, as compared to the prior year, was due primarily to higher manufacturing costs, partially offset by changes in product mix, and lower freight and tariffs.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 33
Operating Expenses
The total material changes of general and administrative (“G&A”), sales and marketing (“S&M”) and research and development
(“R&D”) operating expenses for the year ended December 31, 2023, as compared the prior year, are discussed within the following segment and corporate operating expense discussions below.

	Year Ended December 31, 2023				Year Ended December 31, 2022
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$7,751	$3,927	$17,186	$28,864	$6,936	$4,104	$17,301	$28,341
Sales and marketing	13,691	6,053	2,420	22,164	11,065	3,047	2,165	16,277
Research and development	4,251	12,750	—	17,001	4,151	13,758	—	17,909
Total operating expenses	$25,693	$22,730	$19,606	$68,029	$22,152	$20,909	$19,466	$62,527
Overall operating expenditures increased by $5.5 million, or 8.8%, in the year ended December 31, 2023, as compared to the prior year.  This increase was due primarily to higher employee costs and share-based compensation expense related to additional headcount, and increased wages and benefit costs in G&A, S&M and R&D.  Other non-employee costs included:
•G&A: higher consultant costs, professional fees related to management projects, and CEO and board member search fees;
•S&M: higher marketing expenses to further develop the CO2 market, an increase in outside commission costs and higher software licensing and support costs, partially offset by lower consultant costs, and a litigation settlement cost that occurred in
2022 with no comparable cost in the current year;
•R&D: an increase in CO2 product development costs, offset by expenses incurred in 2022 with no comparable costs in the current year, such as VorTeq-related accelerated depreciation expense of certain assets and employee severance costs.
Water Segment.  Water segment operating expenses increased by $3.5 million, or 16.0%, in the year ended December 31, 2023, as compared to the prior year.  This increase was due primarily to higher employee costs, including share-based compensation expense, in
G&A, S&M and R&D to support our existing desalination operations and our growth in wastewater, and an increase in marketing costs, partially offset by lower product development costs.  The increase in employee costs was due primarily to an increase in headcount, and higher wage and benefit costs.  In addition, in 2022, we incurred a litigation settlement cost with no comparable cost in the current year.
Emerging Technologies Segment.  Emerging Technologies operating expenses increased by $1.8 million, or 8.7%, in the year ended
December 31, 2023, as compared to the prior year.  This increase was due primarily to higher employee costs, and share-based compensation expense, related to an increase in headcount in G&A, S&M and R&D, an increase in travel and marketing costs to further develop the CO2 market, and an increase in R&D costs to further develop our CO2 product.  This increase was partially offset by VorTeq-
related accelerated depreciation expense of certain assets and employee severance costs incurred in 2022 with no comparable amounts in the current year.
Corporate Operating Expenses.  Corporate operating expenses increased by $0.1 million, or 0.7%, in the year ended December 31,
2023, as compared to the prior year.  This increase was due primarily to higher consultant costs, an increase in CEO and board member search fees, and higher share-based compensation expense, partially offset by lower employee compensation costs, and a decrease in software and licensing costs.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 34
Other Income, Net

	Years Ended December 31,
	2023	2022
(In thousands)
Interest income	$3,756	$908
Other non-operating (expense) income, net	(101)	334
Total other income, net	$3,655	$1,242
The increase in Total other income, net in the year ended December 31, 2023, as compared to the prior year, was due primarily to an increase in interest yields on our investments as well as an increase in investments in investment-grade marketable debt instruments.
Income Taxes

	Years Ended December 31,
	2023	2022	Change
(In thousands, except percentages)
Provision for income taxes	$1,201	$2,022	$(821)
Effective tax rate	5%	8%
The lower provision for income taxes in 2023, as compared to the prior year, was due primarily to a decrease in income from operations, an increase in tax benefit of $0.6 million related to Foreign Derived Intangible Income (“FDII”), and an increase of $0.3 million in
R&D tax credits, partially offset by lower share-based compensation related windfalls of $0.7 million.
The fiscal year 2023 effective tax rate included a benefit of $2.4 million related to FDII, a benefit of $1.3 million related to R&D tax credits, and a benefit of $0.7 million related to tax deductions from stock-based compensation related windfalls.
The fiscal year 2022 effective tax rate included a benefit of $1.8 million related to related to FDII, a benefit of $1.3 million related to tax deductions from stock-based compensation related windfalls, and a benefit of $1.0 million related to R&D tax credits.
See Note 8, “Income Taxes,” of the Notes for further discussion regarding further information related to our tax rate reconciliation.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 35
Liquidity and Capital Resources
Overview
From time-to-time, management and our Board of Directors review our liquidity and future cash needs and may make a decision to
(1) return capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing.
As of December 31, 2023, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $68.1 million;
(ii) investment-grade short-term and long-term marketable debt instruments of $54.3 million that are primarily invested in U.S. treasury securities, corporate notes and bonds, and municipal and agency notes and bonds; and (iii) accounts receivable, net of allowances, of
$46.9 million.  As of December 31, 2023, there was unrestricted cash of $1.2 million held outside the U.S.  We invest cash not needed for current operations predominantly in investment-grade, marketable debt instruments with the intent to make such funds available for future operating purposes, as needed.  Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future.  We believe the risk of this portfolio to us is in the ability of the underlying companies to cover their obligations at maturity, not in our ability to trade these securities at a profit.  Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.
Short-term Contract Assets
As of December 31, 2023, we had $0.6 million of short-term contract assets which represents unbilled trade receivables from certain
Water segment contract sales which include contractual holdback provisions, pursuant to which we will invoice the final retention payment due within the next 12 months.  The customer holdbacks represent amounts intended to provide a form of security for the customer; and
accordingly, these contract assets have not been discounted to present value.
Credit Agreement
We entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (“Credit Agreement”) to
provide us with additional capital to fuel our growth and expansion into emerging markets utilizing our pressure exchanger technology.  The
Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component. During September 2023, the Company and JPMC amended the Credit Agreement
(the “Second Amendment”) to only increase the maximum allowable LCs credit line component from $25.0 million to $30.0 million.  No other components or features under the Credit Agreement (including the First Amendment dated July 15, 2022) were amended.  As of
December 31, 2023, we were in compliance with all covenants under the Credit Agreement.
Under the Credit Agreement, as of December 31, 2023, there were no revolving loans outstanding.  In addition, as of December 31,
2023, under the LCs component, we utilized $21.8 million of the maximum allowable credit line of $30.0 million, which included newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the previous Loan and Pledge Agreement with Citibank, N.A., which are guaranteed under the Credit Agreement.  As of December 31, 2023, there was $19.9 million of outstanding LCs.  These LCs had a weighted average remaining life of approximately 14 months.
See Note 6, “Lines of Credit,” of the Notes for further discussion related to the Credit Agreement.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 36
Cash Flows

	Years Ended December 31,
	2023	2022	Change
	(In thousands)
Net cash provided by operating activities	$26,054	$12,631	$13,423
Net cash used in investing activities	(19,114)	(6,946)	(12,168)
Net cash provided by (used in) financing activities	4,794	(23,668)	28,462
Effect of exchange rate differences on cash and cash equivalents	33	(20)	53
Net change in cash, cash equivalents and restricted cash	$11,767	$(18,003)	$29,770
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
The lower net cash used for operating assets and liabilities for the year ended December 31, 2023, as compared to the prior year, was due primarily to the following factors:
•an increase in cash related to an increase in revenues and the timing of collections on accounts receivable balances in 2023;
•lower cash used for inventory builds.  In 2022, cash used for inventory builds was higher due to the additional purchases of raw material to mitigate supply risk and building of finished goods inventory to satisfy future projects; and
•an increase in accounts payables related to the timing of vendor payments.
Cash Flows from Investing Activities
Net cash used in investing activities primarily relates to sales, maturities and purchases of investment-grade marketable debt instruments, such as corporate notes and bonds, and capital expenditures supporting our growth.  We believe our investments in marketable debt instruments are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.  The higher $12.2 million in net cash used in investing activities in the year ended December 31, 2023, as compared to the prior year, was driven by a $12.8 million increase in net cash used for investments in marketable debt instruments, partially offset by lower cash used for capital expenditures.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities primarily relates to the share repurchases under our board authorized share repurchase program, which was completed in 2022, and by issuance of equity from our equity incentive plans.  The cash provided by financing activities for the year ended December 31, 2023, as compared to the cash used in financing activities in the prior year, was due primarily to higher cash from issuance of equity from our equity incentive plans, offset by share repurchases of $26.7 million in 2022 under the March 2021 Authorization, as discussed in Note 11, “Stockholders’ Equity – Share Repurchase Program,” of the Notes.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 37
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
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.  At the inception of each contract, performance obligations are identified and the total transaction price is allocated to the performance obligations.  Our contracts with customers may include multiple performance obligations.  For such arrangements, we allocate revenue to each performance obligation based on its relative stand-alone selling price.  We generally determine standalone selling prices based on the prices charged to customers.  With respect to termination, we do not have the ability to cancel a contract for convenience.  In general, customers can cancel for convenience upon the payment of a termination fee that covers costs and profit.  It is rare for customers to cancel contracts.  See Note 1, “Description of Business and Significant Accounting Policies – Significant Accounting Policies – Revenue Recognition (Product and Service Revenue Recognition),” of
the Notes for more detail on product and service revenue recognition.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 38
Stock-based Compensation
We account for share-based compensation according to U.S. GAAP relating to share-based payments, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date.  The fair value of stock options is calculated on the date of grant using a Black-Scholes (also referred to as the
“Black-Scholes-Merton”) model, which requires a number of complex assumptions including the expected life to exercise a vested award based upon the Company’s exercise history, expected volatility based upon the Company’s historical stock prices, risk-free interest rate based upon the U.S. Treasury rates, and the Company’s dividend yield.  See Note 1, “Description of Business and Significant Accounting
Policies – Significant Accounting Policies – Stock-based Compensation” and Note 12, “Stock-based Compensation,” of the Notes for further discussion of our accounting policy and stock-based compensation activities, respectively.
Goodwill
Our goodwill represents the excess of the purchase price of a business combination over the fair value of the net assets acquired.
Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units.  The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.  We perform a quantitative assessment of goodwill for impairment on an annual basis during the third quarter of each year, and between annual tests, a qualitative assessment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If these interim qualitative factors were to indicate that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value, we would then perform a quantitative assessment, which would consist primarily of a discounted cash flow (“DCF”) analysis to determine the fair value of the reporting unit’s goodwill.  To the extent the carrying amount of the reporting unit’s allocated goodwill exceeds the unit’s fair value, we recognize an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit.  See Note 1, “Description of Business and Significant Accounting Policies –
Significant Accounting Policies – Goodwill” and Note 4, “Other Financial Information – Goodwill,” of the Notes for further discussion of our accounting policy and goodwill activities, respectively.
Inventories
We determine at each balance sheet date how much, if any, of our inventory may ultimately prove to be either unsalable or unsalable at its carrying cost.  Reserves are established to effectively adjust the carrying value of such inventory to lower of cost (first-in, first-out method) or net realizable value.  See Note 1, “Description of Business and Significant Accounting Policies – Significant Accounting Policies –
Inventories” and Note 4, “Other Financial Information – Inventories, net,” of the Notes for further discussion of our accounting policy and estimates, and inventory activities, respectively.
Income Taxes
Our annual tax rate is determined based on our income and the jurisdictions where it is earned, statutory tax rates, and the tax impacts of items treated differently for tax purposes than for financial reporting purposes.  Also inherent in determining our annual tax rate are judgments and assumptions regarding the recoverability of certain deferred tax balances, and our ability to uphold certain tax positions.  We are subject to complex tax laws, in the U.S. and numerous foreign jurisdictions, and the manner in which they apply can be open to interpretation.  Realization of deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction in future periods, which involves business plans, planning opportunities, and expectations about future outcomes.  Our assessment relies on estimates and assumptions, and may involve a series of complex judgments about future events.  We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.  See Note 1, “Description of Business and Significant Accounting Policies – Significant Accounting Policies – Income Taxes” and
Note 8, “Income Taxes,” of the Notes for further discussion of our income tax policy and our tax valuation allowance, respectively.
Recent Accounting Pronouncements
Refer to Note 1, “Description of Business and Significant Accounting Policies – Recently Issued Accounting Pronouncement Not Yet
Adopted,” of the Notes.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 39
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
As of December 31, 2023, our investment portfolio of $54.3 million, in investment-grade marketable debt instruments, such as U.S.
treasury securities, corporate notes and bonds, and municipal and agency notes and bonds, are classified as either short-term and/or long-
term investments on our Consolidated Balance Sheets.  These investments are subject to interest rate fluctuations and decrease in market value to the extent interest rates increase, which occurred during the year ended December 31, 2023.  To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of approximately nine months.  As of
December 31, 2023, a hypothetical 1% increase in interest rates would have resulted in a less than $0.3 million decrease in the fair value of our investments in marketable debt instruments as of such date.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 40
Item 8 — Financial Statements and Supplementary Data

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 41
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Energy Recovery, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Energy Recovery, Inc. and subsidiaries (the “Company”) as of
December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of
December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the
Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated
Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21,
2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition — Refer to Notes 1, 2 and 10 to the financial statements
Critical Audit Matter Description
Revenue is recognized upon transfer of control of products which typically follows transfer of title upon shipment or delivery in accordance with International Commercial Terms. The processing and recording of the Company’s revenue transactions is a combination of automated and manual processes (i.e., the revenue transactions are recorded automatically upon invoice generation at the time of shipment, whereas the review process remains relatively manual to ensure control has properly transferred to recognize revenue) and therefore, the Company uses a precise set of procedures to ensure revenue is accurate for each transaction.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 42
We identified the Company’s revenue recognition processes as a critical audit matter as the Company has a significant volume of product revenue transactions throughout the year and a manual process to generate accurate data to process and record revenue in line with when risk is transferred to the customers. This required an increased extent of effort to audit these revenue transactions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenue recognition included the following, among others:
•We tested the effectiveness of controls over the recognition of revenue.
•We obtained an understanding of the nature of the revenue recognition process through inquiry with the Company personnel responsible for the invoices as well as review of the contract with the customers.
•For a sample of processed revenue transactions, we traced and agreed the calculation of the Company’s recorded revenue and the timing of revenue recognition to source documents such as the agreed upon terms with the customer and shipping records, as well as the related invoices generated within the system and evaluated any differences.
/s/ Deloitte & Touche LLP
San Francisco, California
February 21, 2024
We have served as the Company’s auditor since 2018.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 43
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Energy Recovery, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Energy Recovery, Inc. and subsidiaries (the “Company”) as of December 31,
2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by
COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the
consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Francisco, California
February 21, 2024

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 44
ENERGY RECOVERY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands, except shares and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$68,098	$56,354
Short-term investments	40,445	33,479
Accounts receivable, net	46,937	34,062
Inventories, net	26,149	28,366
Prepaid expenses and other assets	3,843	5,606
Total current assets	185,472	157,867
Long-term investments	13,832	3,058
Deferred tax assets, net	10,324	10,263
Property and equipment, net	18,699	19,580
Operating lease, right of use asset	11,469	13,115
Goodwill	12,790	12,790
Other assets, non-current	388	366
Total assets	$252,974	$217,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,000	$814
Accrued expenses and other liabilities	15,583	14,693
Lease liabilities	1,791	1,600
Contract liabilities	1,097	1,195
Total current liabilities	21,471	18,302
Lease liabilities, non-current	11,488	13,278
Other liabilities, non-current	207	121
Total liabilities	33,166	31,701
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 65,029,459 shares issued and 56,880,947 shares outstanding at December 31, 2023 and 64,225,391 shares issued and 56,076,879 shares outstanding at December 31, 2022	65	64
Additional paid-in capital	217,617	204,957
Accumulated other comprehensive loss	(44)	(349)
Treasury stock, at cost, 8,148,512 shares repurchased at December 31, 2023 and 2022	(80,486)	(80,486)
Retained earnings	82,656	61,152
Total stockholders’ equity	219,808	185,338
Total liabilities and stockholders’ equity	$252,974	$217,039
See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 45
ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022	2021
(In thousands, except per share data)
Revenue	$128,349	$125,591	$103,904
Cost of revenue	41,270	38,235	32,670
Gross profit	87,079	87,356	71,234

Operating expenses:
General and administrative	28,864	28,341	25,174
Sales and marketing	22,164	16,277	12,160
Research and development	17,001	17,909	20,069
Total operating expenses	68,029	62,527	57,403
Income from operations	19,050	24,829	13,831

Other income (expense):
Interest income	3,756	908	204
Other non-operating income (expense), net	(101)	334	(31)
Total other income, net	3,655	1,242	173
Income before income taxes	22,705	26,071	14,004
Provision for (benefit from) income taxes	1,201	2,022	(265)
Net income	$21,504	$24,049	$14,269

Net income per share:
Basic	$ 0.38	$ 0.43	$ 0.25
Diluted	$ 0.37	$ 0.42	$ 0.24

Number of shares used in per share calculations:
Basic	56,444	56,221	56,993
Diluted	57,740	57,641	58,723
See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 46
ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
(In thousands)
Net income	$21,504	$24,049	$14,269
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	51	15	(68)
Unrealized gain (loss) on investments	254	(215)	(134)
Total other comprehensive income (loss), net of tax	305	(200)	(202)
Comprehensive income	$21,809	$23,849	$14,067
See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 47
ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,
	2023	2022	2021
(In thousands, except shares)
Common stock
Beginning balance	$64	$64	$62
Issuance of common stock, net	1	—	2
Ending balance	65	64	64

Additional paid-in capital
Beginning balance	204,957	195,593	179,161
Issuance of common stock, net	4,793	2,986	10,552
Stock-based compensation	7,867	6,378	5,880
Ending balance	217,617	204,957	195,593

Accumulated other comprehensive loss
Beginning balance	(349)	(149)	53
Other comprehensive income (loss)
Foreign currency translation adjustments	51	15	(68)
Unrealized gain (loss) on investments	254	(215)	(134)
Total other comprehensive income (loss), net	305	(200)	(202)
Ending balance	(44)	(349)	(149)

Treasury stock
Beginning balance	(80,486)	(53,832)	(30,486)
Common stock repurchased	—	(26,654)	(23,346)
Ending balance	(80,486)	(80,486)	(53,832)

Retained earnings
Beginning balance	61,152	37,103	22,834
Net income	21,504	24,049	14,269
Ending balance	82,656	61,152	37,103

Total stockholders’ equity	$219,808	$185,338	$178,779

Common stock issued (shares)
Beginning balance	64,225,391	63,544,419	61,798,004
Issuance of common stock, net	804,068	680,972	1,746,415
Ending balance	65,029,459	64,225,391	63,544,419

Treasury stock (shares)
Beginning balance	8,148,512	6,721,153	5,455,935
Common stock repurchased	—	1,427,359	1,265,218
Ending balance	8,148,512	8,148,512	6,721,153

Total common stock outstanding (shares)	56,880,947	56,076,879	56,823,266
See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 48
ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
(In thousands)
Cash flows from operating activities:
Net income	$21,504	$24,049	$14,269
Adjustments to reconcile net income to cash provided by operating activities
Stock-based compensation	8,038	6,508	6,053
Depreciation and amortization	4,102	4,764	4,502
Right of use asset amortization	1,646	1,538	1,437
(Accretion) amortization of premiums and discounts on investments	(862)	680	570
Deferred income taxes	(61)	1,158	(391)
Other non-cash adjustments	1,026	(201)	955
Changes in operating assets and liabilities:
Accounts receivable, net	(12,873)	(13,480)	(8,823)
Contract assets	1,128	(1,227)	1,399
Inventories, net	1,354	(8,282)	(8,766)
Prepaid and other assets	(96)	138	314
Accounts payable	2,629	138	(155)
Accrued expenses and other liabilities	(1,352)	(1,062)	396
Contract liabilities	(129)	(2,090)	1,766
Net cash provided by operating activities	26,054	12,631	13,526

Cash flows from investing activities:
Sales of marketable securities	2,966	—	—
Maturities of marketable securities	64,955	39,756	35,019
Purchases of marketable securities	(84,555)	(43,572)	(48,903)
Capital expenditures	(2,567)	(4,232)	(6,684)
Proceeds from sales of fixed assets	87	1,102	5
Net cash used in investing activities	(19,114)	(6,946)	(20,563)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,794	2,986	10,554
Repurchase of common stock	—	(26,654)	(23,346)
Net cash provided by (used in) financing activities	4,794	(23,668)	(12,792)

Effect of exchange rate differences on cash and cash equivalents	33	(20)	(68)
Net change in cash, cash equivalents and restricted cash	11,767	(18,003)	(19,897)
Cash, cash equivalents and restricted cash, beginning of year	56,458	74,461	94,358
Cash, cash equivalents and restricted cash, end of year	$68,225	$56,458	$74,461

Supplemental disclosure of cash flow information:
Cash received for income tax refunds	$3	$2	$270
Cash paid for income taxes	505	549	76

Supplemental disclosure on non-cash investing and financing transactions:
Purchases of property and equipment in trade accounts payable, and accrued expenses and other liabilities	$647	$740	$421
See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 49
Note 1 — Description of Business and Significant Accounting Policies
Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company” or “Energy Recovery”) designs and manufactures reliable, high-performance solutions that provide cost savings through improved energy efficiency in commercial and industrial processes, with applications across several industries.  Leveraging the Company’s pressure exchanger technology, which generates little to no emissions when operating, the Company’s solutions lowers costs, saves energy, reduces waste, and minimizes emissions for companies across a variety of industrial processes.  As the world coalesces around the urgent need to address climate change and its impacts, the Company is helping companies reduce their energy consumption in their industrial processes, which in turn, reduces their carbon footprint.  The Company believes that its customers do not have to sacrifice quality and cost savings for sustainability and is committed to developing solutions that drive long-term value – both financial and environmental.  The Company’s solutions are marketed, sold in, or developed for, the fluid-flow and gas markets, such as seawater and wastewater desalination, natural gas, chemical processing and CO2-based refrigeration systems, under the trademarks ERI®, PX®, Pressure Exchanger®, PX® Pressure Exchanger® (“PX”), Ultra PX™, PX G™, PX G1300™, PX PowerTrain™, AT™,
and Aquabold™.  The Company owns, manufactures and/or develops its solutions, in whole or in part, in the United States of America (the
“U.S.”).
Basis of Presentation
The Consolidated Financial Statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain prior period amounts have been reclassified in certain notes to the Consolidated Financial Statements to conform to the current period presentation.
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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of February 21, 2024, the date of issuance of this Annual Report on Form 10-K.
These estimates may change, as new events occur and additional information is obtained.  Actual results could differ materially from these estimates under different assumptions or conditions.  The Company undertakes no obligation to update publicly these estimates for any reason after the date of this Annual Report on Form 10-K, except as required by law.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 50
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

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 51
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

	Minimum	Maximum
Machinery and equipment (excluding equipment used for manufacturing of ceramic components))	3 years	7 years
Machinery and equipment used for manufacturing of ceramic components	3 years	10 years
Leasehold improvements (1)	1 year	5.5 years
Software (2)	3 years	5 years
Office equipment, furniture, and fixtures	3 years	5 years
Automobiles	1 year	7 years

(1)Leasehold improvements represent remodeling and retrofitting costs for leased office and manufacturing space and are depreciated over the shorter of either the estimated useful lives or the term of the lease.  See Note 7, Commitments and Contingencies-Operating Lease Obligations, for further discussion of lease terms.
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

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 52
Goodwill
Our goodwill represents the excess of the purchase price of a business combination over the fair value of the net assets acquired.
Goodwill is not amortized but is evaluated annually (July 1) for impairment at the reporting unit level or when indicators of a potential impairment are present.  Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and
(iii) the fair values of the reporting units.  The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.  We perform a quantitative assessment of goodwill for impairment on an annual basis during the third quarter of each year, which would consist primarily of a discounted cash flow (“DCF”) analysis to determine the fair value of the reporting unit’s goodwill.  The forecast of future cash flows, which is based on the
Company’s best estimate of future net sales and operating expenses, is based primarily on expected category expansion, pricing, market segment, and general economic conditions.  In addition, the Company incorporates other significant inputs to its fair value calculations, including discount rate and market multiples, to reflect current market conditions.  Between annual tests, a qualitative assessment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If these interim qualitative factors were to indicate that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value, we would then perform a quantitative assessment. To the extent the carrying amount of the reporting unit’s allocated goodwill exceeds the unit’s fair value, we recognize an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit.
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
Arrangements with Multiple Performance Obligations and Termination for Convenience
The Company’s contracts with customers may include multiple performance obligations.  For such arrangements, the Company allocates revenue to each performance obligation based on its relative stand-alone selling price.  The Company generally determines stand-
alone selling prices based on stand-alone observable sales to customers.
With respect to termination, the Company does not have the ability to cancel the contract for convenience.  In general, customers can cancel for convenience upon the payment of a termination fee that covers costs and profit.
Practical Expedients and Exemptions
The time period between when the Company transfers control of products to the customer and the payment for the products is, in general, less than one year and, therefore, the practical expedient with respect to a financing component has been adopted by the Company.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 53
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
For large projects, stand-alone contracts are utilized.  For these contracts, consistent with industry practice, the Company’s customers typically require their suppliers, including the Company, to accept contractual holdback provisions (also referred to as a retention payment)
whereby the final amounts due under the sales contract are remitted over extended periods of time or alternatively, stand-by letters of credit are issued.  These retention payments are generally 10% or less of the total contract amount and are due and payable based upon the contractual milestone billing, generally between 24 to 36 months from the date of product delivery.  These retention payments with performance conditions are recorded as contract assets and align with the product warranty period.  Given that they are not material in the context of the contract, they are not considered to be a financing component.
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

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 54
Warranty Costs
The Company sells products with a limited warranty for a period ranging from 18 months to five years.  The Company accrues for warranty costs based on estimated product failure rates, historical activity, and expectations of future costs.  Periodically, the Company evaluates and adjusts the warranty costs to the extent that actual warranty costs vary from the original estimates.
Stock-based Compensation
The Company measures and recognizes stock-based compensation expense based on the fair value measurement for all stock-
based awards made to its employees, non-employee consultants and directors, including restricted stock units (“RSUs”), and incentive stock options over the requisite service period (typically the vesting period of the awards).  The fair value of RSUs is based on the Company’s common stock price on the date of grant.  The fair value of stock options is calculated on the date of grant using a Black-Scholes (also referred to as the “Black-Scholes-Merton”) model, which requires a number of complex assumptions including the expected life to exercise a vested award based upon the Company’s exercise history, expected volatility based upon the Company’s historical stock prices, risk-free interest rate based upon the U.S. Treasury rates, and the Company’s dividend yield.  The estimation of awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from the Company’s current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised.  See Note 12, “Stock-based Compensation,” for further discussion of stock-based compensation.
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

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 55
Recently Issued Accounting Pronouncement Not Yet Adopted
In October 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-06,
Disclosure Agreements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative
(“ASU 2023-06”).  The amendments in ASU 2023-06 will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives, and transfers of financial assets.  The amendments in
ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the Securities and
Exchange Commission (the “SEC”), and will no longer be effective if the SEC has not removed the applicable disclosure requirement by
June 30, 2027.  Early adoption is prohibited.  The Company does not believe the amendments in ASU 2023-06 will materially impact any of the Company’s current disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment
Disclosures (“ASU 2023-07”).  ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision-Maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets.  ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 (i.e., the Company’s 2024
Annual Report) and interim periods within fiscal years beginning after December 15, 2024 (i.e., the Company’s first quarter of fiscal 2025).
Early adoption is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures
(“ASU 2023-09”).  ASU 2023-09 was issued to enhance the transparency and decision usefulness of income tax disclosures.  ASU 2023-09 is effective for annual periods beginning after December 15, 2024 (i.e., the Company’s 2025 Annual Report) on a prospective basis; however, retrospective application is permitted.  In addition, early adoption is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its consolidated financial statements and disclosures.
Note 2 — Revenue
Disaggregation of Revenue
The Company classifies its channel customers as follows:
•Megaproject (“MPD”).  MPD customers are major firms that develop, design, build, own and/or operate large-scale desalination plants or projects.  Revenues from projects generally exceed $1.0 million and the MPD project timeline between project tender and shipment generally ranges from 16 to 36 months; however, from time-to-time, may exceed 36 months.
•Original Equipment Manufacturer (“OEM”).  In addition to the type of customers listed below, revenues from projects generally are $1.0 million or less and the OEM project timeline from project tender to shipment generally ranges from one to 16 months;
however, from time-to-time, may exceed 16 months.
◦Water: OEM customers are companies that supply equipment, packaged systems, and various operating and maintenance solutions for small to medium-sized desalination plants, utilized by commercial and industrial entities, as well as national, state and local municipalities worldwide.
◦Emerging Technologies: OEM customers include direct sales to commercial or industrial customers, such as supermarket chains, cold storage facilities, and other industrial users.  Also, included are sales to intermediaries, such as refrigeration system installers or refrigeration original equipment manufacturers.
•Aftermarket (“AM”).  AM customers are desalination plant owners and/or operators who can utilize our technology to upgrade or keep their plant running.  AM revenue includes sales of spare parts, repair services, field services and various commissioning activities.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 56
Disaggregation of Revenue
The following table presents the disaggregated revenues by segment, and within each segment, by geographical market based on the customer “shipped to” address, and by channel customers.  Sales and usage-based taxes are excluded from revenues.  See Note 9,
“Segment Reporting,” for further discussion related to the Company’s segments.

	Years Ended December 31,
	2023			2022			2021
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
(In thousands)
Geographical market
Middle East and Africa	$76,437	$177	$76,614	$86,227	$94	$86,321	$78,348	$53	$78,401
Asia	30,500	—	30,500	24,777	—	24,777	18,639	—	18,639
Americas	15,048	153	15,201	8,544	34	8,578	3,264	—	3,264
Europe	5,740	294	6,034	5,880	35	5,915	3,600	—	3,600
Total revenue	$127,725	$624	$128,349	$125,428	$163	$125,591	$103,851	$53	$103,904

Channel
Megaproject	$83,665	$—	$83,665	$81,755	$133	$81,888	$75,338	$53	$75,391
Original equipment manufacturer	25,548	447	25,995	28,858	—	28,858	17,604	—	17,604
Aftermarket	18,512	177	18,689	14,815	30	14,845	10,909	—	10,909
Total revenue	$127,725	$624	$128,349	$125,428	$163	$125,591	$103,851	$53	$103,904
Contract Balances
The following table presents contract balances by category.

	December 31,
	2023	2022
	(In thousands)
Accounts receivable, net	$46,937	$34,062
Contract assets, current (included in prepaid expenses and other assets)	592	1,720

Contract liabilities:
Contract liabilities, current	$1,097	$1,195
Contract liabilities, non-current (included in other liabilities, non-current)	90	121
Total contract liabilities	$1,187	$1,316

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 57
Contract Liabilities
The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance.  The following table presents significant changes in contract liabilities during the period.

	Years Ended December 31,
	2023	2022	2021
(In thousands)
Contract liabilities, beginning of year	$1,316	$3,406	$1,640
Revenue recognized	(1,254)	(3,123)	(1,415)
Cash received, excluding amounts recognized as revenue during the period	1,125	1,033	3,181
Contract liabilities, end of year	$1,187	$1,316	$3,406
Future Performance Obligations
As of December 31, 2023, the following table presents the future estimated revenue by year expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied.

Year	Future Performance Obligations
(In thousands)
2025	6,861
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
Outstanding stock options to purchase common stock and unvested RSUs are collectively referred to as “stock awards.”
The following table presents the computation of basic and diluted net income per common share.

	Years Ended December 31,
	2023	2022	2021
(In thousands, except per share amounts)
Numerator
Net income	$21,504	$24,049	$14,269

Denominator (weighted average shares)
Basic common shares outstanding	56,444	56,221	56,993
Dilutive stock awards	1,296	1,420	1,730
Diluted common shares outstanding	57,740	57,641	58,723

Net income per share
Basic	$ 0.38	$ 0.43	$ 0.25
Diluted	$ 0.37	$ 0.42	$ 0.24

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 58
Certain shares of common stock issuable under stock awards have been omitted from the diluted net income per common share calculations because their inclusion is considered anti-dilutive.  The following table presents the weighted potential common shares issuable under stock awards that were excluded from the computation of diluted net income per common share.

	Years Ended December 31,
	2023	2022	2021
(In thousands)
Anti-dilutive stock award shares	399	374	17

Note 4 — Other Financial Information
Cash, Cash Equivalents and Restricted Cash
The Consolidated Statements of Cash Flows explain the changes in the total of cash, cash equivalents and restricted cash, such as cash amounts deposited in restricted cash accounts in connection with the Company’s credit cards.  The following table presents a reconciliation of cash, cash equivalents and restricted cash, reported within the Consolidated Balance Sheets that sum to the total of such amounts presented for each period presented on the Consolidated Statements of Cash Flows.

	December 31,
	2023	2022	2021
	(In thousands)
Cash and cash equivalents	$68,098	$56,354	$74,358
Restricted cash, non-current (included in other assets, non-current)	127	104	103
Total cash, cash equivalents and restricted cash	$68,225	$56,458	$74,461
Accounts Receivable, net

	December 31,
	2023	2022
	(In thousands)
Accounts receivable, gross	$47,075	$34,210
Allowance for doubtful accounts	(138)	(148)
Accounts receivable, net	$46,937	$34,062
Allowance for Doubtful Accounts
The following table presents the allowance for doubtful accounts activities.

	Years Ended December 31,
	2023	2022	2021
(In thousands)
Balance, beginning of year	$148	$117	$397
Changes to reserves (1)	73	36	—
Collection of specific reserves and uncollectible accounts written off, net of recoveries	(83)	(5)	(280)
Balance, end of year	$138	$148	$117

(1)General and specific reserves charged to expense.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 59
Inventories, net

	December 31,
	2023	2022
	(In thousands)
Raw materials	$8,752	$11,178
Work in process	5,234	2,628
Finished goods	13,319	15,062
Inventories, gross	27,305	28,868
Valuation adjustments for excess and obsolete inventory	(1,156)	(502)
Inventories, net	$26,149	$28,366
Prepaid Expenses and Other Assets

	December 31,
	2023	2022
	(In thousands)
Contract assets	$592	$1,720
Cloud computing arrangement implementation costs	474	784
Supplier advances	487	1,308
Insurance	754	637
Interest receivable	581	319
Other prepaid expenses and other assets	955	838
Total prepaid expenses and other assets	3,843	5,606

Restricted cash, non-current	127	104
Security deposits, non-current	261	262
Total other assets, non-current	388	366
Total prepaid and other assets, and other assets, non-current	$4,231	$5,972
Property and Equipment

	December 31,
	2023	2022
	(In thousands)
Machinery and equipment	$30,962	$28,545
Leasehold improvements	18,895	17,576
Software	1,766	1,799
Office equipment, furniture, and fixtures	2,974	2,950
Automobiles	346	246
Construction in progress	1,207	2,407
Total property and equipment	56,150	53,523
Less: Accumulated depreciation and amortization	(37,451)	(33,943)
Total property and equipment, net	$18,699	$19,580

	Years Ended December 31,
	2023	2022	2021
(In thousands)
Depreciation and amortization expense	$4,102	$4,727	$4,490

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 60
Goodwill
Goodwill is tested for impairment annually in the third quarter of the Company’s fiscal year or more frequently if indicators of potential impairment exist.  The Company monitors the industries in which it operates, and reviews its business performance for indicators of potential impairment.  The recoverability of goodwill is measured at the reporting unit level, which represents the operating segment.  The carrying amount of goodwill as of December 31, 2023 and December 31, 2022 was $12.8 million.
On July 1, 2023, the Company estimated the fair value of its reporting units using both the discounted cash flow and market approaches.  The forecast of future cash flows, which is based on the Company’s best estimate of future net sales and operating expenses, is based primarily on expected category expansion, pricing, market segment, and general economic conditions.  The Company incorporates other significant inputs to its fair value calculations, including discount rate and market multiples, to reflect current market conditions.  The analysis performed indicated that the fair value of each reporting unit that is allocated goodwill significantly exceeds its carrying value.  There was no impairment charge recorded for the year ended December 31, 2023.
Accrued Expenses and Other Liabilities

	December 31,
	2023	2022
	(In thousands)
Current
Payroll, incentives and commissions payable	$11,037	$10,479
Warranty reserve	1,057	968
Income taxes payable	1,077	268
Other accrued expenses and other liabilities	2,412	2,978
Total accrued expenses and other liabilities	15,583	14,693

Other liabilities, non-current	207	121
Total accrued expenses, and current and non-current other liabilities	$15,790	$14,814
Accumulated Other Comprehensive Loss
For the year ended December 31, 2023, there was $3.0 million of securities sold and the reclassification to other comprehensive income (loss) was immaterial.  There were no reclassifications of amounts out of accumulated other comprehensive loss for the years ended
December 31, 2022 and 2021, as there have been no sales of securities or translation adjustments that impacted other comprehensive income (loss) during these periods.
The tax impact of the changes in accumulated other comprehensive loss for the years ended December 31, 2023, 2022 and 2021, was not material.
Advertising Expense
Advertising expense is charged to operations during the year in which it is incurred. Total advertising expense was not material for the years ended December 31, 2023, 2022 and 2021.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 61
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
Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
Level 3—Unobservable inputs in which little or no market activity exists, thereby requiring an entity to develop its own assumptions that market participants would use in pricing.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 62
The following table presents the Company’s financial assets measured on a recurring basis by contractual maturity, including pricing category, amortized cost, gross unrealized gains and losses, and fair value.  As of the dates reported in the table, the Company had no financial liabilities and no Level 3 financial assets.

		December 31, 2023				December 31, 2022
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$18,767	$—	$—	$18,767	$33,268	$—	$—	$33,268

Short-term investments
U.S. treasury securities	Level 2	4,900	1	(1)	4,900	3,629	1	—	3,630
Corporate notes and bonds	Level 2	25,674	11	(18)	25,667	26,060	—	(208)	25,852
Municipal and agency notes and bonds	Level 2	9,887	—	(9)	9,878	3,992	5	—	3,997
Total short-term investments		40,461	12	(28)	40,445	33,681	6	(208)	33,479

Long-term investments
Corporate notes and bonds	Level 2	9,229	28	(3)	9,254	3,178	—	(120)	3,058
Municipal and agency notes and bonds	Level 2	4,585	—	(7)	4,578	—	—	—	—
Total long-term investments		13,814	28	(10)	13,832	3,178	—	(120)	3,058
Total short and long-term investments		54,275	40	(38)	54,277	36,859	6	(328)	36,537
Total		$73,042	$40	$(38)	$73,044	$70,127	$6	$(328)	$69,805
The Company monitors its investments for impairment.  It was determined that unrealized gains and losses included in accumulated other comprehensive loss at December 31, 2023 and 2022, were temporary in nature, because the changes in market value for these securities resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers.
The following table presents a summary of the fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument.  The available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	December 31, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. treasury securities	$2,931	$(1)	$—	$—
Corporate notes and bonds	15,276	(21)	28,911	(328)
Municipal and agency notes and bonds	12,956	(16)	—	—
Total available-for-sale investments with unrealized loss positions	$31,163	$(38)	$28,911	$(328)

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 63
Sales of Available-for-Sale Investments
The following table presents the sales of available-for-sale investments.

	Years Ended December 31,
	2023	2022	2021
(In thousands)
Corporate notes and bonds	$2,966	$—	$—
Realized losses on sales of securities were immaterial during the year ended December 31, 2023.
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
On July 15, 2022, the Company and JPMC agreed to a modification of the Credit Agreement (“First Amendment”) to change the indicated reference rate from LIBOR to SOFR. Changes in the Credit Agreement reference rate to SOFR did not materially change the provisions defined in the original Credit Agreement nor did this change materially affect the Company’s financial statements. During
September 2023, the Company and JPMC amended the Credit Agreement (the “Second Amendment”) to only increase the maximum allowable letters of credit (“LCs”) credit line component from $25.0 million to $30.0 million.  No other components or features under the Credit
Agreement (including the First Amendment dated July 15, 2022) were amended.
Revolving Loans
Revolving loans under the Credit Agreement may be in the form of 1) a base rate loan that bears interest equal to (a) the greater of the Wall Street Journal prime rate and (b) the sum of (i) one-month reserve adjusted Secured Overnight Financing Rate (“SOFR”) and
(ii) 2.50%, plus an applicable margin of 0.25% or 0.50%, subject to the Company’s total leverage ratio, or 2) a Eurodollar loan that bears interest equal to the sum of the reserved adjusted SOFR rate for an interest period elected by the Company, plus an applicable margin of
1.25% or 1.50%, based upon the Company’s total leverage ratio.  The Company may request loans up to the lower of a maximum exposure of $50.0 million or the amounts of unused credit under the Credit Agreement.  The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.20% per annum of the average unused portion of the revolving line.  At the election of the lender following an event of default, the loans shall bear the aforementioned interest rate plus an additional 2%.  As of December 31, 2023, there were no revolving loans outstanding under the Credit Agreement.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 64
Letters of Credit
Under the Credit Agreement, the Company is allowed to request LCs up to the lower of a maximum exposure of $30.0 million or the amounts of unused credit under the Credit Agreement.  The Credit Agreement does not require any cash collateral when LCs are issued;
however, at the election of the lender following a default, the lender may require the Company to deposit cash in an amount equal to 103% of the LCs exposure.  LCs are subject to customary fees and expenses for issuance or renewal, and all disbursements are subject to the same interest rate provision as noted directly above under Revolving Loans.  LCs are limited to a term of one year, unless extended.  Under the
LCs component, the Company utilized $21.8 million of the maximum allowable credit line of $30.0 million, which includes newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the Company’s previous Loan and Pledge Agreement with Citibank, N.A. which are guaranteed under the Credit Agreement.

The following table presents the total outstanding LCs and SBLCs issued by the Company to our customers related to product warranty and performance guarantees.

	December 31,
	2023	2022
	(In thousands)
Outstanding letters of credit	$19,945	$15,487
See Note 7, “Commitments and Contingencies – Guarantees,” for further discussion on product warranty and performance guarantees.
Note 7 — Commitments and Contingencies
Operating Lease Obligations
The Company leases office, warehouse and manufacturing facilities under operating leases in San Leandro, CA, Tracy, CA and Katy,
TX that expire on various dates through fiscal year 2030.  The following table presents a summary of operating lease, right of use assets and lease liabilities.

	December 31,
	2023	2022
	(In thousands)
Operating lease, right of use asset	$11,469	$13,115

Lease liabilities, current	$1,791	$1,600
Lease liabilities, non-current	11,488	13,278
Total lease liability	$13,279	$14,878
The following table presents certain facts regarding the Company’s material property leases.

Location	Purpose	Square Footage	Expiration (1)	Option to Extend (2)
San Leandro, California	Headquarters, R&D and manufacturing	171,000	December-2028	1 / 5 years
Tracy, California	Manufacturing and warehouse	54,429	April-2030	1 / 5 years
Katy, Texas	Office, R&D, warehouse, and yard	221,220	June-2029	2 / 5 years

(1)Month-Year of original lease expiration
(2)Number of renewal option(s) / Number of year(s) per renewal option

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 65
The following table presents operating lease activities related to all leased properties.

	Years Ended December 31,
	2023	2022	2021
(In thousands)
Operating lease expense	$2,571	$2,571	$2,571
Cash payments	2,580	2,650	2,431
The following table presents other information related to outstanding operating leases as of December 31, 2023.

Weighted average remaining lease term	5.5 years
Weighted average discount rate	7.0%
As of December 31, 2023, the following table presents the minimum lease payments by year under noncancelable operating leases, exclusive of execution costs.

Year	Lease Liabilities
(In thousands)
2024	$2,812
2025	2,736
2026	2,982
2027	3,072
2028	3,165
2029 and thereafter	1,243
Total future minimum lease payments	16,010
Less imputed lease interest	(2,731)
Total lease liabilities	$13,279
Warranty
The following table presents the changes in the Company’s accrued product warranty reserve.

	Years Ended December 31,
	2023	2022	2021
(In thousands)
Warranty reserve balance, beginning of year	$968	$879	$760
Warranty costs charged to cost of revenue	515	483	445
Utilization charges against reserve	(92)	(64)	(16)
Release of accrual related to expired warranties	(334)	(330)	(310)
Warranty reserve balance, end of year	$1,057	$968	$879
Purchase Obligations
The Company has purchase order arrangements with its vendors for which the Company has not received the related goods or services as of December 31, 2023.  These arrangements are subject to change based on the Company’s sales demand forecasts.  The
Company has the right to cancel the arrangements prior to the date of delivery.  The purchase order arrangements are related to various raw materials and component parts, as well as capital equipment.  As of December 31, 2023, the Company had approximately $1.5 million of such open cancellable purchase order arrangements.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 66
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
Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations.  The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated valuation of the potential liability arising from these agreements is not material.  Accordingly, the
Company recorded no liabilities for these agreements as of December 31, 2023 and 2022.
In certain cases, the Company issues product warranty and performance guarantees to its customers for amounts generally equal to
10% or less of the total sales agreement to endorse the execution of product delivery and to the warranty of design work, fabrication and operating performance of our devices.  These guarantees are generally LCs that have a weighted average life at inception of 33 months.
See Note 6, “Lines of Credit – Letters of Credit,” for information related to LCs.
Litigation
From time-to-time, the Company has been named in and subject to various proceedings and claims in connection with its business.
The Company may in the future become involved in litigation in the ordinary course of business, including litigation that could be material to its business.  The Company considers all claims, if any, on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable.  Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements.  The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  As of December 31, 2023, the Company was not involved in any lawsuits, legal proceedings or claims that would have a material effect on the Company’s financial position, results of operations, or cash flows.  Therefore, there were no material losses which were probable or reasonably possible.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 67
Note 8 — Income Taxes
The following table presents the Company’s U.S. and foreign components of consolidated income before income taxes and the provision for (benefit from) income taxes.

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Income before income taxes:
U.S.	$22,592	$25,918	$13,913
Foreign	113	153	91
Total income before income taxes	$22,705	$26,071	$14,004

Current tax provision:
Federal	$1,268	$698	$—
State	13	22	10
Foreign	51	84	80
Current tax provision	1,332	804	90

Deferred tax provision (benefit):
Federal	(262)	1,104	(382)
State	131	114	27
Total deferred tax provision (benefit)	(131)	1,218	(355)
Total provision for (benefit from) income taxes	$1,201	$2,022	$(265)
The following table presents a reconciliation of income taxes computed at the statutory federal income tax rate to the effective tax rate implied by the accompanying Consolidated Statements of Operations.

	Years Ended December 31,
	2023	2022	2021
U.S. federal taxes at statutory rate	21%	21%	21%
State income tax, net of federal benefit	—	1	—
Foreign rate differential	—	—	1
Stock-based compensation	(1)	(4)	(18)
Non-deductible expenses	1	1	1
Federal research credits	(6)	(4)	(7)
Foreign derived intangible income	(10)	(7)	—
Effective tax rate	5%	8%	(2%)

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 68
The following table presents the components of the Company’s net deferred tax asset, which is presented in other assets, non-current on the Consolidated Balance Sheets.

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$547	$702
Amortization of research and experimental expenditures	6,079	3,605
Accruals and reserves	4,857	4,320
Operating lease liabilities	2,870	3,199
Research and development, and foreign tax credit carry forwards	7,609	9,642
Acquired intangibles	157	321
Other	—	66
Total deferred tax assets	22,119	21,855
Valuation allowance	(4,600)	(4,185)
Total deferred tax assets, net of valuation allowance	17,519	17,670

Deferred tax liabilities:
Depreciation on property and equipment	(2,545)	(2,646)
Right of use asset	(2,473)	(2,809)
Other	(10)	—
Goodwill	(2,167)	(1,952)
Total deferred tax liabilities	(7,195)	(7,407)
Net deferred tax asset	$10,324	$10,263
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
On the basis of this evaluation, as of December 31, 2023, the Company recognized all of its U.S. federal and state deferred tax assets with the exception that the Company continues to maintain a valuation allowance on its California research and development (“R&D”) credit carryovers of $4.6 million.  The Company will maintain a valuation allowance on its California R&D credit carryovers because it is more likely than not that the Company will continue to annually generate more California R&D tax credits than it utilizes, resulting in no net reduction of credits.  The Company’s policy with respect to California R&D credits is that they are utilized on a last-in, first-out basis.
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

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 69
The following table presents the Company’s California net operating loss carryforward.

	Expiration Year	December 31,
		2023	2022
		(In thousands)
California	2031	7,391	9,549
Utilization of the California net operating loss carryforward may be subject to a substantial annual limitation due to the ownership change limitations provided by the California Revenue and Taxation Code which could result in the expiration of the net operating loss carryforward before utilization.  As of December 31, 2023, there are no ownership change limits on the utilization of the California net operating loss carryforward.
The following table presents the Company’s R&D credit by taxing authority, minimum tax credit and foreign tax credit carryforwards.

	Expiration Year	December 31,
		2023	2022
		(In thousands)
Federal	2040	$2,983	$5,441
California	No Expiration Date	5,855	5,318
Total credit carryforwards		$8,838	$10,759
Utilization of the credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the IRC and similar California provisions.  As of December 31, 2023, there are no ownership change limits on the utilization of these net tax credit carryforwards.
Accounting for uncertain tax positions is based on judgment regarding the largest amount that is greater than 50% likely of being realized upon the ultimate settlement with a taxing authority.  The following table presents the aggregate changes in the balance of the gross unrecognized tax benefits.

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Gross unrecognized tax benefits, beginning of year	$1,505	$1,321	$1,134
Additions of current and prior year tax positions	200	184	193
Reductions of prior year tax positions	—	—	(6)
Gross unrecognized tax benefits, end of year	$1,705	$1,505	$1,321
As of December 31, 2023, the Company had unrecognized tax benefits of $1.7 million, of which $1.0 million, if recognized, would affect the Company’s effective tax rate.
The Company adopted the accounting policy that interest and penalties are classified as part of its income taxes.  As of December 31,
2023, there was no accrued interest or penalties associated with any unrecognized tax benefits.
There are currently no examinations by Federal, state and foreign tax authorities.  The Company believes that, as of December 31,
2023, the gross unrecognized tax benefits will not materially change in the next twelve months. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to any tax audits and that any settlement will not have a material adverse effect on the consolidated financial position or results of operations.  However, there can be no assurances as to the possible outcomes.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 70
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
Water segment:  The continued development, sales and support of the PX, hydraulic turbochargers and pumps used in seawater desalination and wastewater treatment activities.
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
The following table presents a summary of the Company’s financial information by segment and corporate operating expenses.

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
(In thousands)
Revenue	$127,725	$624	$128,349	$125,428	$163	$125,591	$103,851	$53	$103,904
Cost of revenue	40,290	980	41,270	38,158	77	38,235	32,670	—	32,670
Gross profit (loss)	87,435	(356)	87,079	87,270	86	87,356	71,181	53	71,234

Operating expenses
General and administrative	7,751	3,927	11,678	6,936	4,104	11,040	6,342	5,162	11,504
Sales and marketing	13,691	6,053	19,744	11,065	3,047	14,112	9,559	937	10,496
Research and development	4,251	12,750	17,001	4,151	13,758	17,909	2,589	17,480	20,069
Total operating expenses	25,693	22,730	48,423	22,152	20,909	43,061	18,490	23,579	42,069

Operating income (loss)	$61,742	$(23,086)	38,656	$65,118	$(20,823)	44,295	$52,691	$(23,526)	29,165

Less: Corporate operating expenses			19,606			19,466			15,334
Income from operations			$19,050			$24,829			$13,831

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 71
The following table presents a summary of the Company’s depreciation and amortization by segment and corporate operating expenses.

	Years Ended December 31,
	2023	2022	2021
(In thousands)
Water	$2,779	$2,141	$1,823
Emerging Technologies	521	1,864	2,199
Corporate	802	759	480
Total depreciation and amortization	$4,102	$4,764	$4,502
Note 10 — Concentrations
Revenue by Geographic Location and Country
The following table presents the Company’s product revenue by geographic locations.  The geographic information includes product revenue from our domestic and international customers based on the customers’ requested delivery locations, except for certain cases in which the customer directed the Company to deliver its products to a location that differs from the known ultimate location of use.  In such cases, the ultimate location of use rather than the delivery location is reflected in the table.

	Years Ended December 31,
	2023	2022	2021
Revenue by geographic location:
United States	2%	1%	1%
International	98%	99%	99%
Total revenue	100%	100%	100%

Product revenue by country:(1)
Saudi Arabia	15%	47%	36%
Algeria	18%	**	**
United Arab Emirates	10%	**	17%
China	15%	**	**
Israel	**	**	14%
Others(2)	42%	53%	33%
Total	100%	100%	100%

**Zero or less than 10%.
(1)Countries representing more than 10% of product revenues for the periods presented.
(2)Countries in the aggregate, individually representing less than 10% of product revenues for the periods presented.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 72
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

		Years Ended December 31,
	Segment	2023	2022	2021
Customer A	Water	**	**	21%
Customer B	Water	**	18%	11%
Customer C	Water	**	**	16%
Customer D	Water	**	15%	10%
Customer E	Water	13%	**	**
Customer F	Water	**	11%	**

**Zero or less than 10%.
Long-lived Assets
All of the Company’s long-lived assets were located in the United States at December 31, 2023 and 2022.
Major Supply Vendors
The following table presents the major supply vendors accounting for 10% or more of the Company’s consolidated supply and manufacturing costs purchases.

	Years Ended December 31,
	2023	2022	2021
Vendor A	21%	21%	24%
Vendor B	19%	19%	16%
Vendor C	13%	13%	**
Vendor D	**	**	12%

**Zero or less than 10%.
Note 11 — Stockholders’ Equity
Preferred Stock
The Company has the authority to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.  The Board of
Directors has the authority, without action by the Company’s stockholders, to designate and issue shares of preferred stock in one or more series.  The Board of Directors is also authorized to designate the rights, preferences, and voting powers of each series of preferred stock, any or all of which may be greater than the rights of the common stock including restrictions of dividends on the common stock, dilution of the voting power of the common stock, reduction of the liquidation rights of the common stock, and delaying or preventing a change in control of the Company without further action by the Company’s stockholders.  To date, the Board of Directors has not designated any rights, preferences, or powers of any preferred stock, and as of December 31, 2023 and 2022, no shares of preferred stock were issued or outstanding.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 73
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
Share Repurchase Program
The Company’s Board of Directors (the “Board”), from time-to-time, has authorized a share repurchase program under which the
Company may, at the discretion of management, repurchase its outstanding common stock in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws.  The timing and amounts of any purchase under the Company’s share repurchase program is based on market conditions and other factors including price, regulatory requirements, and capital availability.
The Company accounts for stock repurchases under these programs using the cost method.
On March 9, 2021, the Board authorized a share repurchase program under which the Company may repurchase its outstanding common stock, at the discretion of management, up to $50.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “March 2021 Authorization”).  On July 1, 2022, the
Company concluded all share repurchases under the March 2021 Authorization.
As of December 31, 2023, the Company has repurchased 8.1 million shares of its common stock at an aggregate cost of $80.5 million under the March 2021 Authorization and all previous share repurchase programs.
Note 12 — Stock-based Compensation
Stock Option Plans
In July 2020, the stockholders approved the 2020 Incentive Plan (the “2020 Plan”), that permits the grant of stock options, restricted stock units (“RSU”), stock appreciation rights, restricted stock, restricted stock awards (“RSA”), performance units, performance shares, and other stock-based awards to employees, officers, directors, and consultants.  Prior to the approval of the 2020 Plan, the Company maintained the 2016 Incentive Plan and the Amended and Restated 2008 Equity Incentive Plan (hereinafter referred to as the “Predecessor Plans”).
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
Shares available for grant under the 2020 Plan at December 31, 2023 were 4,098,928 shares.  There were no shares available for grant under the Predecessor Plans after July 15, 2020.
Stock Options and Stock Appreciation Rights
Employee stock options and stock appreciation rights outstanding at December 31, 2023 and to be granted subsequently after
December 31, 2023, generally vest over four years and expire no more than 10 years after the date of grant.  Non-employee board of director grants generally vest one year after the date of grant or on the date of the annual stockholders’ meeting following the date of grant, whichever date occurs first, and expire no more than 10 years after the date of grant.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 74
Restricted Stock Units
RSUs outstanding at, and to be awarded subsequently after, December 31, 2023, generally vest 25% annually over the four years from date of grant and are dependent upon continued employment.  Non-employee board of director grants generally vest one year after the date of grant or on the date of the annual stockholders’ meeting following the date of grant, whichever date occurs first.  As RSUs vest, the units will be settled in shares of common stock based on a one-to-one ratio.  The units are valued based on the market price on the date of grant.
Restricted Stock Awards
There were no RSAs outstanding as of December 31, 2023.
Fair Value Assumptions
Stock Options and Stock Appreciation Rights
The fair value of stock options granted to employees is based on the Black-Scholes option pricing model.  To determine the inputs for the Black-Scholes option pricing model, the Company is required to develop several assumptions, which are highly subjective.  The Company determines these inputs as follows:
•Expected Term:
◦Employees:  Based on historical exercise data.
◦Board of Directors: Based on the simplified method.
◦Stock Appreciation Rights: Based upon the remaining grant life at each remeasurement date.
•Expected Volatility: Based on the Company’s historical data and the corresponding expected term.
•Risk-Free Interest Rate: Based on U.S. Treasury issues with terms similar to the expected term.
•Dividend Yield: Based on an expected dividend yield of zero.
The following table presents assumptions used in the Black-Scholes option pricing model to determine the estimated grant date fair values of stock options and stock appreciation rights granted to employees.

	Years Ended December 31,
	2023	2022	2021
Weighted average expected life (years)	9.1	4.1	4.0
Weighted average expected volatility	60.4%	48.7%	49.3%
Risk-free interest rate	3.87% – 3.87%	1.44% – 3.90%	0.30% – 1.51%
Weighted average dividend yield	—%	—%	—%
Restricted Stock Units
The fair value of RSUs granted to employees is based on the Company’s common stock price on the date of grant.

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 75
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
The following table presents the estimated weighted average forfeiture rates for all employees used in determining the expense in the stock-based compensation expense table above.

	Years Ended December 31,
	2023	2022	2021
Stock options, stock appreciation rights and RSUs	6.4%	9.2%	8.1%
Stock-based Compensation Expense
The following table presents the stock-based compensation expense related to the fair value measurement of awards granted to employees by expense category and by type of award.  All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, generally the vesting periods.

	Years Ended December 31,
	2023	2022	2021
(In thousands)
Stock-based compensation expense charged to:
Cost of revenue	$719	$506	$414
General and administrative	3,661	3,436	2,917
Sales and marketing	2,333	1,592	1,483
Research and development	1,325	977	1,242
Total stock-based compensation expense	$8,038	$6,511	$6,056

Stock-based compensation expense by type of award:
Stock options and stock appreciation rights	$1,985	$2,837	$3,161
RSUs	6,053	3,674	2,895
Total stock-based compensation expense	$8,038	$6,511	$6,056

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 76
Stock Option and Stock Appreciation Rights Activities
The following table presents stock option activities under the Equity Incentive Plans.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance, December 31, 2020	3,620	$7.48
Granted	613	14.39
Exercised	(1,518)	6.96		$16,952
Forfeited	(171)	11.26
Balance, December 31, 2021	2,544	9.21
Granted	403	19.13
Exercised	(429)	7.32		6,387
Forfeited	(97)	13.66
Balance, December 31, 2022	2,421	11.02
Granted	14	22.13
Exercised	(511)	9.38		5,619
Forfeited	—	—
Balance, December 31, 2023	1,924	$11.54	5.5	$14,264
Vested and exercisable as of December 31, 2023	1,537	$10.28	5.0	$13,246
Vested and exercisable as of December 31, 2023 and expected to vest thereafter	1,902	$11.47	5.5	$14,232

(1)The aggregate intrinsic value of an exercised option is calculated as the difference between the exercise price of the underlying option and the fair value of the Company’s common stock at the time of exercise.  The aggregate intrinsic value at December 31, 2023 is calculated as the difference between the exercise price of the underlying outstanding options and the fair value of the Company’s common stock as of December 31, 2023 or the last trading day prior to December 31, 2023.
Restricted Stock Unit Activities
The following table presents RSU activities under the Equity Incentive Plans.

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Balance, December 31, 2020	687	$9.10
Awarded	387	15.44
Vested	(230)	8.98
Forfeited	(150)	11.14
Balance, December 31, 2021	694	12.23
Awarded	322	19.61
Vested	(268)	12.03
Forfeited	(60)	15.16
Balance, December 31, 2022	688	15.51
Awarded	546	23.97
Vested	(294)	14.02
Forfeited	(21)	19.91
Balance, December 31, 2023	919	20.91

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 77
Vested Stock Options and RSUs
The following table presents the total grant date fair value of stock options and RSUs vested during the period.

	Years Ended December 31,
	2023	2022	2021
(In thousands)
Stock options	$2,724	$2,683	$3,298
RSUs	4,112	3,226	2,060
Total grant date fair value of stock options and RSUs vested during the period	$6,836	$5,909	$5,358
Unamortized Stock-Based Compensation Costs
Stock-based compensation costs related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period of each award.  The following table presents the unamortized compensation costs and weighted average service period of all unvested outstanding awards as of December 31, 2023.

	Unamortized Compensation Costs	Weighted Average Service Period
	(In thousands)	(In years)
Stock options	$5,267	0.8
RSUs	14,769	2.3
Total unamortized compensation costs, net of adjusted forfeitures	$20,036

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 78
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in
Internal Control — Integrated Framework (2013).  Based on the assessment using those criteria, management concluded that, as of
December 31, 2023, our internal control over financial reporting was effective.
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

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 79
Item 9B — Other Information
(b) As set forth below, during the three months ended December 31, 2023, one officer (within the meaning of Rule 16a-1(f) under the
Securities Exchange Act of 1934, as amended) has adopted or terminated any Rule 10b5-1 trading arrangement and/or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Name	Title	Date of Adoption or Termination (1)	Status (2)	Plan Type
Rodney Clemente	SVP, Water	November 27, 2023	Adoption	Rule 10b5-1 trading arrangement (3)

(1)Effective (a) date of adoption; or (b) date of termination, of registrant’s Rule 10b5-1 trading arrangement.
(2)Activity related to registrant’s Rule 10b5-1 trading arrangement.
(3)This Rule 10b5-1 trading arrangement had a term beginning on February 27, 2024 and ending on November 27, 2024.  Under the trading arrangement,
28,985 shares of Energy Recovery's common stock may be sold when the market value of the vested shares equals or exceeds $20.00.
Item 9C — Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 80
PART III
Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2024 Proxy Statement (“Proxy Statement”), no later than 120 days after the end of fiscal year 2023, and certain information included therein is incorporated herein by reference.
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
The following table sets forth equity compensation plan information as of December 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders (1)	2,800,543	$11.54	4,098,928
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

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

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 81
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

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 82
PART IV
Item 15 — Exhibits and Financial Statement Schedules
Financial Statements
(a)The following documents are included as part of this Annual Report on Form 10-K:
(1)Financial Statements.  The financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of
this Annual Report on Form 10-K.
(2)Financial Statement Schedule.  See Note 4, “Other Financial Information – Allowance for Doubtful Accounts,” of the Notes.
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
(c)Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, dated June 25, 2008, and Certificate of Amendment thereto, dated June 10, 2021.	10-Q	001-34112	3.1	8/6/2021
3.2	Amended and Restated Bylaws, effective as of April 14, 2021.	8-K	001-34112	3.1	4/16/2021
4.1	Description of Securities.	10-K	001-34112	4.1	2/24/2022
10.1*	Form of Indemnification Agreement between the Company and its directors and officers.	S-1/A	333-150007	10.1	5/12/2008
10.2*	Energy Recovery Inc. Amended and Restated 2008 Equity Incentive Plan.	DEF14A	001-34112	Appendix A	4/27/2012
10.3*	Energy Recovery, Inc. Change in Control Severance Plan dated March 5, 2012.	8-K	001-34112	10.1	3/9/2012
10.4*	Energy Recovery, Inc. Annual Incentive Plan effective as of January 1, 2016.	8-K	001-34112	10.1	3/2/2016
10.5*	Energy Recovery, Inc. 2016 Incentive Plan.	DEF14A	001-34112	Appendix A	4/27/2016
10.6	Offer Letter to Mr. William Yeung, dated May 27, 2016.	8-K	001-34112	99.1	6/22/2016
10.7	Lease Agreement, dated as of April 2, 2018, by and between Energy Recovery, Inc. and D/C Doolittle Sub LLC.	8-K	001-34112	10.1	4/18/2018
10.8	Offer Letter to Mr. Joshua Ballard, as Chief Financial Officer.	8-K	001-34112	2.2	8/15/2018
10.9	Employment Agreement with Mr. Rodney Clemente.	8-K	001-34112	10.3	8/27/2018
10.10	Lease Agreement, dated as of January 10, 2019, by and between Energy Recovery, Inc. and FS Clay, LLC.	8-K	001-34112	10.1	1/16/2019
10.11	Lease Agreement, dated as of February 10, 2020, by and between Energy Recovery, Inc. and Prologis, L.P.	10-Q	001-34112	10.1	5/1/2020
10.12	Offer of Employment with Mr. Robert Mao, as President and Chief Executive Officer.	8-K/A	001-34112	10.1	5/22/2020
10.13*	Energy Recovery, Inc. 2020 Incentive Plan and Forms of Award Agreements.					X
10.14	Energy Recovery, Inc. Severance Plan dated as of February 5, 2021	8-K	001-34112	10.1	2/10/2021
10.15	Credit Agreement by and between Energy Recovery, Inc. as Borrower, and JPMorgan Chase Bank N.A. as Lender dated December 22, 2022.	8-K	001-34112	10.1	1/6/2022
10.16	First Amendment to the Credit Agreement by and between Energy Recovery, Inc. as Borrower, and JPMorgan Chase Bank N.A. as Lender dated July 15, 2022.	10-Q	001-34112	10.1	8/3/2022
10.17	Second Amendment to the Credit Agreement by and between Energy Recovery, Inc. as Borrower, and JPMorgan Chase Bank N.A. as Lender dated September 30, 2023.	10-Q	001-34112	10.1	11/1/2023
10.18	Offer Letter to Mr. David W. Moon, as President and CEO.	8-K/A	001-34112	10.1	1/31/2024
14.1	Code of Ethics of Energy Recovery, Inc. Additional Conduct and Ethics Policies for the Chief Executive Officer and Senior Financial Officers.	10-K	001-34112	14.1	3/27/2009

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 83

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
21.1	List of subsidiaries of the Company.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Energy Recovery, Inc. Compensation Recovery ("Clawback") Policy dated July 25, 2023.					X
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.					X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.					X

*Indicates management compensatory plan, contract or arrangement.
**The certifications furnished in Exhibits 32.1 are deemed to accompany this Form 10-K and are not deemed “filed” for purposes of Section 18 of the
Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities
Act or the Exchange Act.
Item 16 — Form 10-K Summary
None.

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 84
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this
Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 21st day of February, 2024.

ENERGY RECOVERY, INC.

/s/ DAVID W. MOON
David W. Moon
President and Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. MOON	Director, and President and Chief Executive Officer	February 21, 2024
David W. Moon	(Principal Executive Officer)

/s/ JOSHUA BALLARD	Chief Financial Officer	February 21, 2024
Joshua Ballard	(Principal Financial and Accounting Officer)

/s/ PAMELA TONDREAU	Chairperson of the Board, Director	February 21, 2024
Pamela Tondreau

/s/ ALEXANDER J. BUEHLER	Director	February 21, 2024
Alexander J. Buehler

/s/ JOAN K. CHOW	Director	February 21, 2024
Joan K. Chow

/s/ ARVE HANSTVEIT	Director	February 21, 2024
Arve Hanstveit

/s/ ROBERT YU LANG MAO	Director	February 21, 2024
Robert Yu Lang Mao

/s/ COLIN R. SABOL	Director	February 21, 2024
Colin R. Sabol

Energy Recovery, Inc. | 2023 Form 10-K Annual Report | 85