Form 10-Q
period 2024-03-31
Energy Recovery, Inc.
filed 2024-05-01
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Large accelerated filer  ☑Accelerated filer  ☐Non-accelerated filer  ☐Smaller reporting company  ☐Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of April 25, 2024, there were 57,330,153 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

Energy Recovery, Inc. | Q1'2024 Form 10-Q
Forward-Looking Information
This Quarterly Report on Form 10-Q for the three months ended March 31, 2024, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”), contains forward-looking statements within the “safe harbor”
provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.
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
•the scale of the environmental impact from the use of our solutions;
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

•our expectations relating to the amount and timing of recognized revenue from our projects;
•our expectations relating to expenses;
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
You should not place undue reliance on these forward-looking statements.  These forward-looking statements reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q.  All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part II, Item 1A, “Risk Factors,” and are based on information available to us as of May 1, 2024.  We assume no obligation to update any such forward-looking statements.  Certain risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements.  These forward-looking statements are disclosed from time to time in our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), as well as in Part II, Item 1A, “Risk Factors,” within this Quarterly Report on Form 10-Q.

Energy Recovery, Inc. | Q1'2024 Form 10-Q | FLS 1
It is important to note that our actual results could differ materially from the results set forth or implied by our forward-looking statements.  The factors that could cause our actual results to differ from those included in such forward-looking statements are set forth under the heading Item 1A, “Risk Factors,” in our Quarterly Reports on Form 10-Q, in our Annual Reports on Form 10-K, and from time-to-
time, in our results disclosed in our Current Reports on Form 8-K.  In addition, when preparing the MD&A below, we presume the readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of
Regulation S-K.
We provide our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, Proxy Statements on
Schedule 14A, Forms 3, 4 and 5 filed by, or on behalf of, directors, executive officers and certain large shareholders, and any amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934, free of charge on the Investor Relations section of our website, www.energyrecovery.com.  These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  From time to time, we may use our website as a channel of distribution of material company information.
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

Energy Recovery, Inc. | Q1'2024 Form 10-Q | FLS 2
PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$70,781	$68,098
Short-term investments	46,577	40,445
Accounts receivable, net	25,055	46,937
Inventories, net	31,671	26,149
Prepaid expenses and other assets	4,288	3,843
Total current assets	178,372	185,472
Long-term investments	12,137	13,832
Deferred tax assets, net	11,652	10,324
Property and equipment, net	17,889	18,699
Operating lease, right of use asset	11,038	11,469
Goodwill	12,790	12,790
Other assets, non-current	387	388
Total assets	$244,265	$252,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,492	$3,000
Accrued expenses and other liabilities	8,342	15,583
Lease liabilities	1,854	1,791
Contract liabilities	3,449	1,097
Total current liabilities	17,137	21,471
Lease liabilities, non-current	10,959	11,488
Other liabilities, non-current	132	207
Total liabilities	28,228	33,166
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	65	65
Additional paid-in capital	222,122	217,617
Accumulated other comprehensive loss	(60)	(44)
Treasury stock	(80,486)	(80,486)
Retained earnings	74,396	82,656
Total stockholders’ equity	216,037	219,808
Total liabilities and stockholders’ equity	$244,265	$252,974
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 1
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023
(In thousands, except per share data)
Revenue	$12,090	$13,401
Cost of revenue	4,955	5,246
Gross profit	7,135	8,155

Operating expenses:
General and administrative	7,566	7,066
Sales and marketing	6,152	4,894
Research and development	4,351	4,306
Total operating expenses	18,069	16,266
Loss from operations	(10,934)	(8,111)

Other income (expense):
Interest income	1,442	621
Other non-operating income (expense), net	(53)	35
Total other income, net	1,389	656
Loss before income taxes	(9,545)	(7,455)
Benefit from income taxes	(1,285)	(1,159)
Net loss	$(8,260)	$(6,296)

Net loss per share:
Basic	$ (0.14)	$ (0.11)
Diluted	$ (0.14)	$ (0.11)

Number of shares used in per share calculations:
Basic	57,102	56,228
Diluted	57,102	56,228
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 2
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2024	2023
(In thousands)
Net loss	$(8,260)	$(6,296)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	28	(17)
Unrealized gain (loss) on investments	(44)	95
Total other comprehensive income (loss), net of tax	(16)	78
Comprehensive loss	$(8,276)	$(6,218)
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 3
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2024	2023
(In thousands, except shares)
Common stock
Beginning and ending balance	$65	$64

Additional paid-in capital
Beginning balance	217,617	204,957
Issuance of common stock, net	1,190	165
Stock-based compensation	3,315	2,218
Ending balance	222,122	207,340

Accumulated other comprehensive loss
Beginning balance	(44)	(349)
Other comprehensive (loss) income
Foreign currency translation adjustments	28	(17)
Unrealized (loss) gain on investments	(44)	95
Total other comprehensive (loss) income, net	(16)	78
Ending balance	(60)	(271)

Treasury stock
Beginning and ending balance	(80,486)	(80,486)

Retained earnings
Beginning balance	82,656	61,152
Net loss	(8,260)	(6,296)
Ending balance	74,396	54,856

Total stockholders’ equity	$216,037	$181,503

Common stock issued (shares)
Beginning balance	65,029,459	64,225,391
Issuance of common stock, net	448,455	265,993
Ending balance	65,477,914	64,491,384

Treasury stock (shares)
Beginning and ending balance	8,148,512	8,148,512

Total common stock outstanding (shares)	57,329,402	56,342,872
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 4
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
(In thousands)
Cash flows from operating activities:
Net loss	$(8,260)	$(6,296)
Adjustments to reconcile net loss to cash provided by operating activities
Stock-based compensation	3,283	2,302
Depreciation and amortization	1,029	983
Right of use asset amortization	431	402
Accretion (amortization) of discounts (premiums) on investments	(231)	(89)
Deferred income taxes	(1,328)	(1,152)
Other non-cash adjustments	116	93
Changes in operating assets and liabilities:
Accounts receivable, net	21,882	22,509
Contract assets	—	593
Inventories, net	(5,723)	(4,855)
Prepaid and other assets	(545)	187
Accounts payable	1,140	920
Accrued expenses and other liabilities	(7,589)	(7,156)
Contract liabilities	2,292	216
Net cash provided by operating activities	6,497	8,657

Cash flows from investing activities:
Maturities of marketable securities	16,534	15,250
Purchases of marketable securities	(20,783)	(13,886)
Capital expenditures	(824)	(279)
Proceeds from sales of fixed assets	87	82
Net cash (used in) provided by investing activities	(4,986)	1,167

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,190	165
Net cash provided by financing activities	1,190	165

Effect of exchange rate differences on cash and cash equivalents	(19)	8
Net change in cash, cash equivalents and restricted cash	2,682	9,997
Cash, cash equivalents and restricted cash, beginning of year	68,225	56,458
Cash, cash equivalents and restricted cash, end of period	$70,907	$66,455
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 5
Note 1 — Description of Business and Significant Accounting Policies
Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company” or “Energy Recovery”) designs and manufactures reliable, high-performance solutions that provide cost savings through improved energy efficiency in commercial and industrial processes, with applications across several industries.  Leveraging the Company’s pressure exchanger technology, which generates little to no emissions when operating, the Company believes its solutions lower costs, save energy, reduce waste, and minimize emissions for companies across a variety of commercial and industrial processes.  As the world coalesces around the urgent need to address climate change and its impacts, the Company is helping companies reduce their energy consumption in their industrial processes, which in turn, reduces their carbon footprint.  The Company believes that its customers do not have to sacrifice quality and cost savings for sustainability and the Company is committed to developing solutions that drive long-term value – both financial and environmental.  The Company’s solutions are marketed, sold in, and developed for, the fluid-flow and gas markets, such as seawater and wastewater desalination, natural gas, chemical processing and CO2-based refrigeration systems, under the trademarks ERI®, PX®, Pressure Exchanger®, PX® Pressure Exchanger® (“PX”), Ultra PX™,
PX G™, PX G1300™, PX PowerTrain™, AT™, and Aquabold™.  The Company owns, manufactures and/or develops its solutions, in whole or in part, in the United States of America (the “U.S.”).
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries.
All intercompany accounts and transactions have been eliminated in consolidation.
The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the
Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2023 Condensed Consolidated Balance Sheet was derived from audited financial statements and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading.
The March 31, 2024 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited
Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2023 included in the Company’s Annual
Report on Form 10-K filed with the SEC on February 21, 2024 (the “2023 Annual Report”).
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
The accounting policies that reflect the Company’s significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are revenue recognition; granted equity award valuations;
equipment useful life and valuation; goodwill valuation and impairment; deferred taxes and valuation allowances on deferred tax assets; and
evaluation and measurement of contingencies. Those estimates could change, and as a result, actual results could differ materially from those estimates.
The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 1, 2024, the date of issuance of this Quarterly Report on Form 10-Q.  These estimates may change, as new events occur and additional information is obtained.  Actual results could differ materially from these estimates under different assumptions or conditions.  The Company undertakes no obligation to publicly update these estimates for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 6
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies in Note 1, “Description of Business and
Significant Accounting Policies - Significant Accounting Policies,” of the 2023 Annual Report.
Recently Issued Accounting Pronouncement Not Yet Adopted
There have been no issued accounting pronouncements that have not yet been adopted during the three months ended March 31,
2024 that apply to the Company other than the pronouncements disclosed in Note 1, “Description of Business and Significant Accounting
Policies - Recently Issued Accounting Pronouncement Not Yet Adopted,” of the 2023 Annual Report.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 7
Note 2 — Revenue
Disaggregation of Revenue
The following table presents the disaggregated revenues by segment, and within each segment, by geographical market based on the customer “shipped to” address, and by channel customers.  Sales and usage-based taxes are excluded from revenues.  See Note 9,
“Segment Reporting,” for further discussion related to the Company’s segments.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
(In thousands)
Geographical market
Middle East and Africa	$4,785	$1	$4,786	$2,739	$—	$2,739
Americas	3,939	—	3,939	3,208	30	3,238
Asia	1,979	—	1,979	6,114	—	6,114
Europe	1,386	—	1,386	1,235	75	1,310
Total revenue	$12,089	$1	$12,090	$13,296	$105	$13,401

Channel
Aftermarket	$4,643	$1	$4,644	$3,322	$—	$3,322
Megaproject	4,100	—	4,100	3,243	—	3,243
Original equipment manufacturer	3,346	—	3,346	6,731	105	6,836
Total revenue	$12,089	$1	$12,090	$13,296	$105	$13,401
Contract Balances
The following table presents contract balances by category.

	March 31, 2024	December 31, 2023
	(In thousands)
Accounts receivable, net	$25,055	$46,937
Contract assets, current (included in prepaid expenses and other assets)	592	592

Contract liabilities:
Contract liabilities, current	$3,449	$1,097
Contract liabilities, non-current (included in other liabilities, non-current)	30	90
Total contract liabilities	$3,479	$1,187
Contract Liabilities
The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance.  The following table presents significant changes in contract liabilities during the period.

	March 31, 2024	December 31, 2023
(In thousands)
Contract liabilities, beginning of year	$1,187	$1,316
Revenue recognized	(1,038)	(1,254)
Cash received, excluding amounts recognized as revenue during the period	3,330	1,125
Contract liabilities, end of period	$3,479	$1,187

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 8
Remaining Performance Obligations
As of March 31, 2024, the following table presents the  revenue that is expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied.

Period	Remaining Performance Obligations
(In thousands)
2024 (remaining nine months)	$6,021
2025	840

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 9
Note 3 — Net Loss Per Share
Net loss for the reported period is divided by the weighted average number of basic and diluted common shares outstanding during the reported period to calculate the basic and diluted net loss per common share, respectively.
The following table presents the computation of basic and diluted net loss per common share.

	Three Months Ended March 31,
	2024	2023
(In thousands, except per share amounts)
Numerator
Net loss	$(8,260)	$(6,296)

Denominator (weighted average shares)
Basic and dilutive common shares outstanding	57,102	56,228

Net loss per share
Basic	$ (0.14)	$ (0.11)
Diluted	$ (0.14)	$ (0.11)
The following table presents the equity awards that are excluded from diluted net loss per share because their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2024	2023
(In thousands)
Anti-dilutive equity award shares	3,286	2,652

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 10
Note 4 — Other Financial Information
Cash, Cash Equivalents and Restricted Cash
The Condensed Consolidated Statements of Cash Flows explain the changes in the total of cash, cash equivalents and restricted cash, such as cash amounts deposited in restricted cash accounts in connection with the Company’s credit cards.  The following table presents a reconciliation of cash, cash equivalents and restricted cash, reported for each period within the Condensed Consolidated Balance
Sheets and the Condensed Consolidated Statements of Cash Flows that sum to the total of such amounts.

	March 31, 2024	December 31, 2023	March 31, 2023
	(In thousands)
Cash and cash equivalents	$70,781	$68,098	$66,332
Restricted cash, non-current (included in other assets, non-current)	126	127	123
Total cash, cash equivalents and restricted cash	$70,907	$68,225	$66,455
Accounts Receivable, net

	March 31, 2024	December 31, 2023
	(In thousands)
Accounts receivable, gross	$25,193	$47,075
Allowance for doubtful accounts	(138)	(138)
Accounts receivable, net	$25,055	$46,937
Inventories, net
Inventory amounts are stated at the lower of cost or net realizable value, using the first-in, first-out method.

	March 31, 2024	December 31, 2023
	(In thousands)
Raw materials	$8,883	$8,752
Work in process	7,507	5,234
Finished goods	16,579	13,319
Inventories, gross	32,969	27,305
Valuation adjustments for excess and obsolete inventory	(1,298)	(1,156)
Inventories, net	$31,671	$26,149
Accrued Expenses and Other Liabilities

	March 31, 2024	December 31, 2023
	(In thousands)
Current
Payroll, incentives and commissions payable	$4,577	$11,037
Warranty reserve	989	1,057
Income taxes payable	1,083	1,077
Other accrued expenses and other liabilities	1,693	2,412
Total accrued expenses and other liabilities	8,342	15,583

Other liabilities, non-current	132	207
Total accrued expenses, and current and non-current other liabilities	$8,474	$15,790

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 11
Note 5 — Investments and Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the Company’s financial assets measured on a recurring basis by contractual maturity, including pricing category, amortized cost, gross unrealized gains and losses, and fair value.  As of the dates reported in the table, the Company had no financial liabilities and no Level 3 financial assets.

		March 31, 2024				December 31, 2023
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$25,233	$—	$—	$25,233	$18,767	$—	$—	$18,767

Short-term investments
U.S. treasury securities	Level 2	6,406	—	(3)	6,403	4,900	1	(1)	4,900
Corporate notes and bonds	Level 2	33,246	1	(40)	33,207	25,674	11	(18)	25,667
Municipal and agency notes and bonds	Level 2	6,971	—	(4)	6,967	9,887	—	(9)	9,878
Total short-term investments		46,623	1	(47)	46,577	40,461	12	(28)	40,445

Long-term investments
Corporate notes and bonds	Level 2	8,048	2	(5)	8,045	9,229	28	(3)	9,254
Municipal and agency notes and bonds	Level 2	4,098	—	(6)	4,092	4,585	—	(7)	4,578
Total long-term investments		12,146	2	(11)	12,137	13,814	28	(10)	13,832
Total short and long-term investments		58,769	3	(58)	58,714	54,275	40	(38)	54,277
Total		$84,002	$3	$(58)	$83,947	$73,042	$40	$(38)	$73,044
The following table presents a summary of the fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument.  The available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	March 31, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. treasury securities	$5,406	$(3)	$2,931	$(1)
Corporate notes and bonds	37,568	(45)	15,276	(21)
Municipal and agency notes and bonds	9,060	(10)	12,956	(16)
Total available-for-sale investments with unrealized loss positions	$52,034	$(58)	$31,163	$(38)

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 12
Note 6 — Lines of Credit
Credit Agreement
The Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (as amended, the
“Credit Agreement”).  The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of
$50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component.
Under the Credit Agreement, as of March 31, 2024, there were no revolving loans outstanding.  In addition, under the LCs component, the Company utilized $20.3 million of the maximum allowable credit line of $30.0 million, which includes newly issued LCs, and previously issued and unexpired stand-by letters of credit (“SBLCs”) and certain non-expired commitments under the Company’s previous
Loan and Pledge Agreement with Citibank, N.A. which are guaranteed under the Credit Agreement.
Letters of Credit
The following table presents the total outstanding LCs and SBLCs issued by the Company to its customers related to product warranty and performance guarantees.

	March 31, 2024	December 31, 2023
	(In thousands)
Outstanding letters of credit	$18,293	$19,945

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 13
Note 7 — Commitments and Contingencies
Litigation
From time-to-time, the Company has been named in and subject to various proceedings and claims in connection with its business.
The Company may in the future become involved in litigation in the ordinary course of business, including litigation that could be material to its business.  The Company considers all claims, if any, on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable.  Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements.  The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  As of March 31, 2024, the Company was not involved in any lawsuits, legal proceedings or claims that would have a material effect on the Company’s financial position, results of operations, or cash flows.  Therefore, there were no material losses which were probable or reasonably possible.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 14
Note 8 — Income Taxes

	Three Months Ended March 31,
	2024	2023
(In thousands, except percentages)
Benefit from income taxes	$(1,285)	$(1,159)
Discrete items	76	488
Benefit from income taxes, excluding discrete items	$(1,209)	$(671)
Effective tax rate	13.5%	15.5%
Effective tax rate, excluding discrete items	12.7%	9.0%
The Company’s interim period tax benefit from income taxes is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period.  Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.  The Company’s quarterly tax provision and estimate of its annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting its pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, and changes in how the Company does business.
For the three months ended March 31, 2024, the recognized benefit from income taxes resulted from the loss for the quarter and included benefits related to the U.S. federal foreign-derived intangible income (“FDII”) and federal research and development (“R&D”) tax credit, partially offset by certain permanent differences, such as share-based compensation.
For the three months ended March 31, 2023, the recognized benefit from income tax resulted from the loss for the quarter and included benefits related to the U.S. FDII and federal R&D tax credit, along with a discrete tax benefit due primarily to share-based compensation windfalls.
The effective tax rate excluding discrete items for the three months ended March 31, 2024, as compared to the prior year, differed primarily due to lower projected U.S. FDII and federal R&D tax credits and higher book income, as well as non-deductible officer share-based compensation and certain foreign-based employee share-based compensation.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 15
Note 9 — Segment Reporting
The Company’s Chief Operating Decision-Maker (“CODM”) is its chief executive officer.  The Company continues to monitor and review its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments.
The following table presents a summary of the Company’s financial information by segment and corporate operating expenses.

	Three Months Ended March 31,
	2024			2023
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
(In thousands)
Revenue	$12,089	$1	$12,090	$13,296	$105	$13,401
Cost of revenue	4,954	1	4,955	5,101	145	5,246
Gross profit (loss)	7,135	—	7,135	8,195	(40)	8,155

Operating expenses
General and administrative	1,922	1,018	2,940	1,938	968	2,906
Sales and marketing	3,745	1,807	5,552	3,175	1,170	4,345
Research and development	1,100	3,251	4,351	1,180	3,126	4,306
Total operating expenses	6,767	6,076	12,843	6,293	5,264	11,557

Operating income (loss)	$368	$(6,076)	(5,708)	$1,902	$(5,304)	(3,402)

Less: Corporate operating expenses			5,226			4,709
Loss from operations			$(10,934)			$(8,111)

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 16
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

		Three Months Ended March 31,
	Segment	2024	2023
Customer A	Water	**	27%
Customer B	Water	18%	**
Customer C	Water	13%	**
Customer D	Water	**	11%

**Zero or less than 10%.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 17
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of
Operations
Overview
Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “we”, “our” and “us”) designs and manufactures solutions that make industrial processes more efficient and sustainable.  Leveraging our pressure exchanger technology, which generates little to no emissions when operating, we believe our solutions lower costs, save energy, reduce waste, and minimize emissions for companies across a variety of commercial and industrial processes.  As the world coalesces around the urgent need to address climate change and its impacts, we are helping companies reduce their energy consumption in their industrial processes, which in turn, reduces their carbon footprint.  We believe that our customers do not have to sacrifice quality and cost savings for sustainability and we are committed to developing solutions that drive long-term value – both financial and environmental.
The original product application of our technology, the PX® Pressure Exchanger® (“PX”) energy recovery device, was a major contributor to the advancement of seawater reverse osmosis desalination (“SWRO”), significantly lowering the energy intensity and cost of water production globally from SWRO.  Our pressure exchanger technology is being applied to the wastewater filtration market, such as battery manufacturers, mining operations, municipalities, and other manufacturing plants that discharge wastewater with significant levels of metals and pollutants, and has also been applied to the development of our PX G1300® for use in the CO2 market.
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

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 18
Results of Operations
A discussion regarding our financial condition and results of operations for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, is presented below.
Revenue
Variability in revenue from quarter to quarter is typical, therefore year-on-year comparisons are not necessarily indicative of the trend for the full year due to these variations.  There is no specific seasonality in our revenues to highlight that occurs throughout a calendar year.
Revenue by Channel Customers

	Three Months Ended March 31,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue	Change
	(In thousands, except percentages)
Aftermarket	$4,644	38%	$3,322	25%	$1,322	40%
Megaproject	4,100	34%	3,243	24%	857	26%
Original equipment manufacturer	3,346	28%	6,836	51%	(3,490)	(51%)
Total revenue	$12,090	100%	$13,401	100%	$(1,311)	(10%)
Revenue Attributable to Primary Geographical Markets by Segments.

	Three Months Ended March 31,
	2024			2023
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Middle East and Africa	$4,785	$1	$4,786	$2,739	$—	$2,739
Americas	3,939	—	3,939	3,208	30	3,238
Asia	1,979	—	1,979	6,114	—	6,114
Europe	1,386	—	1,386	1,235	75	1,310
Total revenue	$12,089	$1	$12,090	$13,296	$105	$13,401
The Megaproject (“MPD”) channel has been the main driver of our long-term growth as revenue from this channel benefits from a growing number of projects as well as an increase in the capacity of these projects in some cases.  The change in revenue for the three months ended March 31, 2024, as compared to the prior year, was due primarily to customers’ project timing, and execution of these projects, specifically in the Middle Eastern and Africa (“MEA”) and Americas markets.
The Original Equipment Manufacturer (“OEM”) channel, where we sell into a wide variety of industries in the desalination, wastewater, and the refrigeration markets, contains projects smaller in size and of shorter duration compared to those projects in the MPD channel.
•Desalination: The decrease in revenue in the three months ended March 31, 2024, as compared to the prior year, by $2.3 million was due primarily to timing of project shipments in the Asia and MEA markets.
•Wastewater: The decrease in revenue in the three months ended March 31, 2024, as compared to the prior year, by $1.1 million, was due primarily to timing of project shipments in the Asia market.
The Aftermarket (“AM”) channel revenue generally fluctuates from year-to-year depending on support and services rendered to our installed customer base.  AM revenue is also dependent on our customers’ timing of product upgrades, and replenishment of spare parts and supplies.  Generally, the AM channel revenue has been increasing over time.  The increase in revenue in the three months ended March 31,
2024, as compared to the prior year, by $1.3 million was due primarily to shipments to customers in the Middle East, Asia and the Americas markets.

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 19
Concentration of Revenue
See Note 10, “Concentrations – Revenue by Geographic Location and Country,” of the Notes to Condensed Consolidated Financial
Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q (the “Notes”) for further discussion regarding our concentration of revenue.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue.  Cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, depreciation expense and other manufactured components.

	Three Months Ended March 31,
	2024		2023
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Change in Gross Profit
	(In thousands, except percentages)
Gross profit and gross margin	$7,135	59.0%	$8,155	60.9%	$(1,020)	(12.5%)
The decrease in gross profit for the three months ended March 31, 2024, as compared to the prior year, was due primarily to a decrease in revenue and a slightly lower gross margin.  The decrease in gross margin during the three months ended March 31, 2024, as compared to the prior year, was due primarily to higher manufacturing costs and an increase in inventory scrap, partially offset by lower cost of product sold related to product mix.

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 20
Operating Expenses
The total material changes of general and administrative (“G&A”), sales and marketing (“S&M”) and research and development
(“R&D”) operating expenses for the three months ended March 31, 2024, as compared to the prior year, are discussed within the following segment and corporate operating expenses discussions below.

	Three Months Ended March 31,
	2024				2023
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$1,922	$1,018	$4,626	$7,566	$1,938	$968	$4,160	$7,066
Sales and marketing	3,745	1,807	600	6,152	3,175	1,170	549	4,894
Research and development	1,100	3,251	—	4,351	1,180	3,126	—	4,306
Total operating expenses	$6,767	$6,076	$5,226	$18,069	$6,293	$5,264	$4,709	$16,266
Overall operating expenditures increased by $1.8 million, or 11.1%, in the three months ended March 31, 2024, as compared to the prior year.  This increase was due primarily to higher compensation costs, share-based compensation expense related to additional headcount, executive transition costs, and an increase in travel costs.  Other non-employee costs included:
•G&A: lower consultant costs and professional fees;
•S&M: higher consulting and commission costs, partially offset by lower marketing expenses; and
•R&D: lower facility and other costs.
Water Segment.  Water segment operating expenses increased by $0.5 million, or 7.5%, in the three months ended March 31, 2024, as compared to the prior year.  This increase was due primarily to higher employee costs, including share-based compensation expense, in
G&A, S&M and R&D to support our existing desalination operations and our growth in wastewater.  In addition, non-employee operating expenses were higher due primarily to an increase in consultant and commission costs to support our growth in wastewater, partially offset by lower R&D costs.
Emerging Technologies Segment. Emerging Technologies operating expenses increased by $0.8 million, or 15.4%, in the three months ended March 31, 2024, as compared to the prior year.  This increase was due primarily to higher employee costs and share-based compensation expense, related to an increase in headcount in G&A, S&M and R&D.
Corporate Operating Expenses.  Corporate operating expenses increased by $0.5 million, or 11.0%, in the three months ended
March 31, 2024, as compared to the prior year.  This increase was due primarily to higher employee costs and share-based compensation expense, related to an increase in headcount in G&A and S&M, and an increase in travel costs.  In addition, non-employee operating expenses were lower due primarily to a decrease in consultant costs and professional fees.
Other Income, Net

	Three Months Ended March 31,
	2024	2023
(In thousands)
Interest income	$1,442	$621
Other non-operating (expense) income, net	(53)	35
Total other income, net	$1,389	$656
The increase in “Total other income, net” in the three months ended March 31, 2024, as compared to the prior year, was due primarily to an increase in interest yields and investments.

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 21
Income Taxes

	Three Months Ended March 31,
	2024	2023
(In thousands, except percentages)
Benefit from income taxes	$(1,285)	$(1,159)
Discrete items	76	488
Benefit from income taxes, excluding discrete items	$(1,209)	$(671)
Effective tax rate	13.5%	15.5%
Effective tax rate, excluding discrete items	12.7%	9.0%
The interim period tax benefit from income taxes is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period.  Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.  The quarterly tax provision and estimate of our annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, and changes in how we do business.
For the three months ended March 31, 2024, the recognized benefit from income taxes resulted from the loss for the quarter and included benefits related to the U.S. federal foreign-derived intangible income (“FDII”) and federal R&D tax credit, partially offset by certain permanent differences, such as share-based compensation.
For the three months ended March 31, 2023, the recognized benefit from income tax resulted from the loss for the quarter and included benefits related to the U.S. FDII and federal R&D tax credit, along with a discrete tax benefit due primarily to share-based compensation windfalls.
The effective tax rate excluding discrete items for the three months ended March 31, 2024, as compared to the prior year, differed primarily due to lower projected U.S. FDII and federal R&D tax credits and higher book income, as well as non-deductible officer share-based compensation and certain foreign-based employee share-based compensation.

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 22
Liquidity and Capital Resources
Overview
From time-to-time, management and our Board of Directors review our liquidity and future cash needs and may make a decision to
(1) return capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing.
As of March 31, 2024, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $70.8 million; (ii) investment-
grade short-term and long-term marketable debt instruments of $58.7 million that are primarily invested in U.S. treasury securities, corporate notes and bonds, and municipal and agency notes and bonds; and (iii) accounts receivable, net of allowances, of $25.1 million.  As of
March 31, 2024, there was unrestricted cash of $1.0 million held outside the U.S.  We invest cash not needed for current operations predominantly in investment-grade, marketable debt instruments with the intent to make such funds available for future operating purposes, as needed.  Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future.  We believe the risk of this portfolio to us is in the ability of the underlying companies or government agencies to cover their obligations at maturity, not in our ability to trade these securities at a profit.  Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.
Credit Agreement
We entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (as amended, the “Credit
Agreement”).  The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component. The maximum allowable LCs under the credit line component of the
Credit Agreement is $30.0 million. As of March 31, 2024, we were in compliance with all covenants under the Credit Agreement.
Under the Credit Agreement, as of March 31, 2024, there were no revolving loans outstanding.  In addition, as of March 31, 2024, under the LCs component, we utilized $20.3 million of the maximum allowable credit line of $30.0 million, which included newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the previous Loan and
Pledge Agreement with Citibank, N.A., which are guaranteed under the Credit Agreement.  As of March 31, 2024, there was $18.3 million of outstanding LCs.  These LCs had a weighted average remaining life of approximately 14 months.
See Note 6, “Lines of Credit,” of the Notes for further discussion related to the Credit Agreement.

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 23
Cash Flows

	Three Months Ended March 31,
	2024	2023	Change
	(In thousands)
Net cash provided by operating activities	$6,497	$8,657	$(2,160)
Net cash (used in) provided by investing activities	(4,986)	1,167	(6,153)
Net cash provided by financing activities	1,190	165	1,025
Effect of exchange rate differences on cash and cash equivalents	(19)	8	(27)
Net change in cash, cash equivalents and restricted cash	$2,682	$9,997	$(7,315)
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
The lower net cash provided by operating assets and liabilities for the three months ended March 31, 2024, as compared to the prior year, was due primarily to the following factors:
•a decrease in cash provided by accounts receivables related to lower revenues and the timing of collections on the account receivable balances;
•an increase in cash used for inventory for projects in 2024 and 2025; and
•lower cash used for accounts payable related to the timing of vendor invoices and payments.
Cash Flows from Investing Activities
Net cash (used in) provided by investing activities primarily relates to maturities and purchases of investment-grade marketable debt instruments, such as corporate notes and bonds, and capital expenditures supporting our growth.  We believe our investments in marketable debt instruments are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.  The increase of $6.2 million in net cash used in investing activities in the three months ended March 31, 2024, as compared to the prior year, was primarily driven by a $5.6 million increase in net cash used for investments in marketable debt instruments and a $0.5 million increase in cash used for capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities primarily for the three months ended March 31, 2024, as compared to the cash provided by financing activities in the prior year, was due primarily to higher cash from issuance of equity from our equity incentive plans.
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

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 24
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
As of March 31, 2024, our investment portfolio of $58.7 million, in investment-grade marketable debt instruments, such as U.S.
treasury securities, corporate notes and bonds, and municipal and agency notes and bonds, are classified as either short-term and/or long-
term investments on our Condensed Consolidated Balance Sheets.  These investments are subject to interest rate fluctuations and decrease in market value to the extent interest rates increase, which occurred during the three months ended March 31, 2024.  To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of approximately nine months.  As of March 31, 2024, a hypothetical 1% increase in interest rates would have resulted in a less than $0.3 million decrease in the fair value of our investments in marketable debt instruments as of such date.

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 25
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the
end of the period covered by this report.
Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of
March 31, 2024, our disclosure controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 26
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
Item 1A — Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in the 2023 Annual
Report.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 — Defaults Upon Senior Securities
None.
Item 4 — Mine Safety Disclosures
Not applicable.

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 27
Item 5 — Other Information
As set forth below, during the three months ended March 31, 2024, one director and one officer (within the meaning of Rule 16a-1(f)
under the Securities Exchange Act of 1934, as amended) has adopted or terminated any Rule 10b5-1 trading arrangement and/or any non-
Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Name	Title	Date of Adoption or Termination (1)	Status (2)	Plan Type
Joshua Ballard	Chief Financial Officer	January 3, 2024	Termination	Rule 10b5-1 trading arrangement (3)
Arve Hanstveit	Director	March 15, 2024	Termination	Rule 10b5-1 trading arrangement (4)

(1)Effective (a) date of adoption; or (b) date of termination, of registrant’s Rule 10b5-1 trading arrangement.
(2)Activity related to registrant’s Rule 10b5-1 trading arrangement.
(3)The trading arrangement covered the sale of up to 12,500 shares of our common stock and was scheduled to expire on September 13, 2024 or upon the completion of all sales thereunder.
(4)The trading arrangement covered the sale of up to 76,000 shares of our common stock and was scheduled to expire on March 15, 2024 or upon the completion of all sales thereunder.
Item 6 — Exhibits
A list of exhibits filed or furnished with this report or incorporated herein by reference is found in the Exhibit Index below.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.1	Offer of Employment with Energy Recovery, Inc., as President and Chief Executive Officer.	8-K/A	001-34112	10.1	1/31/2024
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, “Financial Information” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*Filed herewith.
**The certification furnished in Exhibit 32.1 is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 28
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	May 1, 2024	By:	/s/ DAVID W. MOON
David W. Moon
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2024	By:	/s/ JOSHUA BALLARD
Joshua Ballard
Chief Financial Officer
(Principal Financial and Accounting Officer)

Energy Recovery, Inc. | Q1'2024 Form 10-Q | 29