Form 10-Q
period 2024-06-30
Energy Recovery, Inc.
filed 2024-07-31
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Large accelerated filer  ☑Accelerated filer  ☐Non-accelerated filer  ☐Smaller reporting company  ☐Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of July 25, 2024, there were 57,724,968 shares of the registrant’s common stock outstanding.

ENERGY RECOVERY, INC.

Energy Recovery, Inc. | Q2'2024 Form 10-Q
Forward-Looking Information
This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024, including Part I, Item 2, “Management’s
Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”), contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.
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
•our expectations relating to expenses;
•our expectation that we will continue to receive a tax benefit related to U.S. federal foreign-derived intangible income and research and development tax credit;
•the outcome of proceedings, lawsuits, disputes and claims;
•the impact of losses due to indemnification obligations;
•other factors disclosed under the MD&A and Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” and elsewhere in this Form 10-Q.
You should not place undue reliance on these forward-looking statements.  These forward-looking statements reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q.  All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part II, Item 1A, “Risk Factors,” and are based on information available to us as of July 31, 2024.  We assume no obligation to update any such forward-looking statements.  Certain risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements.  These forward-looking statements are disclosed from time to time in our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), as well as in Part II, Item 1A, “Risk Factors,” within this Quarterly
Report on Form 10-Q.

Energy Recovery, Inc. | Q2'2024 Form 10-Q | FLS 1
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

Energy Recovery, Inc. | Q2'2024 Form 10-Q | FLS 2
PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$40,313	$68,098
Short-term investments	60,697	40,445
Accounts receivable, net	20,670	46,937
Inventories, net	33,659	26,149
Prepaid expenses and other assets	3,690	3,843
Total current assets	159,029	185,472
Long-term investments	37,017	13,832
Deferred tax assets, net	11,441	10,324
Property and equipment, net	17,248	18,699
Operating lease, right of use asset	10,599	11,469
Goodwill	12,790	12,790
Other assets, non-current	919	388
Total assets	$249,043	$252,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,753	$3,000
Accrued expenses and other liabilities	10,153	15,583
Lease liabilities	1,909	1,791
Contract liabilities	3,214	1,097
Total current liabilities	20,029	21,471
Lease liabilities, non-current	10,415	11,488
Other liabilities, non-current	86	207
Total liabilities	30,530	33,166
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	66	65
Additional paid-in capital	225,240	217,617
Accumulated other comprehensive loss	(61)	(44)
Treasury stock	(80,486)	(80,486)
Retained earnings	73,754	82,656
Total stockholders’ equity	218,513	219,808
Total liabilities and stockholders’ equity	$249,043	$252,974
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 1
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Revenue	$27,199	$20,723	$39,289	$34,124
Cost of revenue	9,633	7,180	14,588	12,426
Gross profit	17,566	13,543	24,701	21,698

Operating expenses:
General and administrative	9,532	7,269	17,098	14,335
Sales and marketing	6,104	5,092	12,256	9,986
Research and development	3,944	3,768	8,295	8,074
Total operating expenses	19,580	16,129	37,649	32,395
Loss from operations	(2,014)	(2,586)	(12,948)	(10,697)

Other income (expense):
Interest income	1,663	782	3,105	1,403
Other non-operating expense, net	(49)	(126)	(102)	(91)
Total other income, net	1,614	656	3,003	1,312
Loss before income taxes	(400)	(1,930)	(9,945)	(9,385)
Provision for (benefit from) income taxes	242	(265)	(1,043)	(1,424)
Net loss	$(642)	$(1,665)	$(8,902)	$(7,961)

Net loss per share:
Basic	$ (0.01)	$ (0.03)	$ (0.16)	$ (0.14)
Diluted	$ (0.01)	$ (0.03)	$ (0.16)	$ (0.14)

Number of shares used in per share calculations:
Basic and diluted	57,366	56,363	57,234	56,296
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 2
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net loss	$(642)	$(1,665)	$(8,902)	$(7,961)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	9	114	37	97
Unrealized gain (loss) on investments	(10)	30	(54)	125
Total other comprehensive income (loss), net of tax	(1)	144	(17)	222
Comprehensive loss	$(643)	$(1,521)	$(8,919)	$(7,739)
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 3
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except shares)
Common stock
Beginning balance	$65	$64	$65	$64
Issuance of common stock, net	1	1	1	1
Ending balance	66	65	66	65

Additional paid-in capital
Beginning balance	222,122	207,340	217,617	204,957
Issuance of common stock, net	311	213	1,501	378
Stock-based compensation	2,807	1,586	6,122	3,804
Ending balance	225,240	209,139	225,240	209,139

Accumulated other comprehensive loss
Beginning balance	(60)	(271)	(44)	(349)
Other comprehensive (loss) income
Foreign currency translation adjustments	9	114	37	97
Unrealized (loss) gain on investments	(10)	30	(54)	125
Total other comprehensive (loss) income, net	(1)	144	(17)	222
Ending balance	(61)	(127)	(61)	(127)

Treasury stock
Beginning and ending balance	(80,486)	(80,486)	(80,486)	(80,486)

Retained earnings
Beginning balance	74,396	54,856	82,656	61,152
Net loss	(642)	(1,665)	(8,902)	(7,961)
Ending balance	73,754	53,191	73,754	53,191

Total stockholders’ equity	$218,513	$181,782	$218,513	$181,782

Common stock issued (shares)
Beginning balance	65,477,914	64,491,384	65,029,459	64,225,391
Issuance of common stock, net	93,361	62,585	541,816	328,578
Ending balance	65,571,275	64,553,969	65,571,275	64,553,969

Treasury stock (shares)
Beginning and ending balance	8,148,512	8,148,512	8,148,512	8,148,512

Total common stock outstanding (shares)	57,422,763	56,405,457	57,422,763	56,405,457
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 4
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
(In thousands)
Cash flows from operating activities:
Net loss	$(8,902)	$(7,961)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Stock-based compensation	6,100	4,020
Depreciation and amortization	2,041	2,019
Right of use asset amortization	870	808
Accretion (amortization) of discounts (premiums) on investments	(596)	(383)
Deferred income taxes	(1,117)	(1,409)
Other non-cash adjustments	288	149
Changes in operating assets and liabilities:
Accounts receivable, net	26,235	18,732
Contract assets	64	1,355
Inventories, net	(7,880)	(8,097)
Prepaid and other assets	(568)	(267)
Accounts payable	2,278	804
Accrued expenses and other liabilities	(6,270)	(5,266)
Contract liabilities	2,027	19
Net cash provided by operating activities	14,570	4,523

Cash flows from investing activities:
Sales of marketable securities	—	2,966
Maturities of marketable securities	30,385	29,950
Purchases of marketable securities	(73,280)	(49,185)
Capital expenditures	(1,025)	(849)
Proceeds from sales of fixed assets	90	82
Net cash used in investing activities	(43,830)	(17,036)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,502	379
Net cash provided by financing activities	1,502	379

Effect of exchange rate differences on cash and cash equivalents	(24)	41
Net change in cash, cash equivalents and restricted cash	(27,782)	(12,093)
Cash, cash equivalents and restricted cash, beginning of year	68,225	56,458
Cash, cash equivalents and restricted cash, end of period	$40,443	$44,365
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 5
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
The June 30, 2024 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited
Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2023 included in the Company’s Annual
Report on Form 10-K filed with the SEC on February 21, 2024 (the “2023 Annual Report”).
The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Reclassifications
Certain prior period amounts have been reclassified in the Condensed Consolidated Statement of Cash Flows and certain notes to the Condensed Consolidated Financial Statements to conform to the current period presentation.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 6
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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of July 31, 2024, the date of issuance of this Quarterly Report on Form 10-Q.  These estimates may change, as new events occur and additional information is obtained.  Actual results could differ materially from these estimates under different assumptions or conditions.  The Company undertakes no obligation to publicly update these estimates for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies in Note 1, “Description of Business and
Significant Accounting Policies - Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Item 8,
“Financial Statements and Supplementary Data,” of the 2023 Annual Report.
Recently Issued Accounting Pronouncement Not Yet Adopted
There have been no issued accounting pronouncements that have not yet been adopted during the six months ended June 30, 2024 that apply to the Company other than the pronouncements disclosed in Note 1, “Description of Business and Significant Accounting Policies -
Recently Issued Accounting Pronouncement Not Yet Adopted,” of the Notes to Consolidated Financial Statements included in Item 8,
“Financial Statements and Supplementary Data,” of the 2023 Annual Report.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 7
Note 2 — Revenue
Disaggregation of Revenue
The following tables present the disaggregated revenues by segment, and within each segment, by geographical market based on the customer “shipped to” address, and by channel customers.  Sales and usage-based taxes are excluded from revenues.  See Note 9,
“Segment Reporting,” for further discussion related to the Company’s segments.

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Geographical market
Middle East and Africa	$14,467	$245	$14,712	$19,252	$246	$19,498
Asia	7,962	36	7,998	9,941	36	9,977
Americas	1,967	—	1,967	5,906	—	5,906
Europe	2,522	—	2,522	3,908	—	3,908
Total revenue	$26,918	$281	$27,199	$39,007	$282	$39,289

Channel
Megaproject	$15,815	$—	$15,815	$19,915	$—	$19,915
Original equipment manufacturer	6,909	36	6,945	10,255	36	10,291
Aftermarket	4,194	245	4,439	8,837	246	9,083
Total revenue	$26,918	$281	$27,199	$39,007	$282	$39,289

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Geographical market
Middle East and Africa	$10,990	$108	$11,098	$13,729	$108	$13,837
Asia	7,378	—	7,378	13,492	—	13,492
Americas	1,329	—	1,329	4,537	30	4,567
Europe	817	101	918	2,052	176	2,228
Total revenue	$20,514	$209	$20,723	$33,810	$314	$34,124

Channel
Megaproject	$12,211	$—	$12,211	$15,454	$—	$15,454
Original equipment manufacturer	4,601	101	4,702	11,332	206	11,538
Aftermarket	3,702	108	3,810	7,024	108	7,132
Total revenue	$20,514	$209	$20,723	$33,810	$314	$34,124

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 8
Contract Balances
The following table presents contract balances by category.

	June 30, 2024	December 31, 2023
	(In thousands)
Accounts receivable, net	$20,670	$46,937
Contract assets:
Contract assets, current (included in prepaid expenses and other assets)	$—	$592
Contract assets, non-current (included in other assets, non-current)	528	—
Total contract assets	$528	$592

Contract liabilities:
Contract liabilities, current	$3,214	$1,097
Contract liabilities, non-current (included in other liabilities, non-current)	—	90
Total contract liabilities	$3,214	$1,187
Contract Liabilities
The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance.  The following table presents changes in contract liabilities during the period.

	June 30, 2024	December 31, 2023
(In thousands)
Contract liabilities, beginning of year	$1,187	$1,316
Revenue recognized	(1,056)	(1,254)
Cash received, excluding amounts recognized as revenue during the period	3,083	1,125
Contract liabilities, end of period	$3,214	$1,187
Remaining Performance Obligations
As of June 30, 2024, the following table presents the  revenue that is expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied.

Period	Remaining Performance Obligations
(In thousands)
2024 (remaining six months)	$6,021
2025	840
2026	3,419
Total	$10,280

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 9
Note 3 — Net Loss Per Share
Net loss for the reported period is divided by the weighted average number of basic and diluted common shares outstanding during the reported period to calculate the basic and diluted net loss per common share, respectively.
The following tables present the computation of basic and diluted net loss per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Numerator
Net loss	$(642)	$(1,665)	$(8,902)	$(7,961)

Denominator (weighted average shares)
Basic and dilutive common shares outstanding	57,366	56,363	57,234	56,296

Net loss per share
Basic	$ (0.01)	$ (0.03)	$ (0.16)	$ (0.14)
Diluted	$ (0.01)	$ (0.03)	$ (0.16)	$ (0.14)
The following tables present the equity awards that are excluded from diluted net loss per share because their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Anti-dilutive equity award shares	3,010	2,664	3,010	2,664

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 10
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

	June 30, 2024	December 31, 2023	June 30, 2023
	(In thousands)
Cash and cash equivalents	$40,313	$68,098	$44,239
Restricted cash, non-current (included in other assets, non-current)	130	127	126
Total cash, cash equivalents and restricted cash	$40,443	$68,225	$44,365
Accounts Receivable, net

	June 30, 2024	December 31, 2023
	(In thousands)
Accounts receivable, gross	$20,840	$47,075
Allowance for doubtful accounts	(170)	(138)
Accounts receivable, net	$20,670	$46,937
Inventories, net
Inventory amounts are stated at the lower of cost or net realizable value, using the first-in, first-out method.

	June 30, 2024	December 31, 2023
	(In thousands)
Raw materials	$8,306	$8,752
Work in process	7,953	5,234
Finished goods	18,722	13,319
Inventories, gross	34,981	27,305
Valuation adjustments for excess and obsolete inventory	(1,322)	(1,156)
Inventories, net	$33,659	$26,149
Accrued Expenses and Other Liabilities

	June 30, 2024	December 31, 2023
	(In thousands)
Accrued expenses and other liabilities, current
Payroll, incentives and commissions payable	$6,874	$11,037
Warranty reserve	962	1,057
Income taxes payable	35	1,077
Other accrued expenses and other liabilities	2,282	2,412
Total accrued expenses and other liabilities	10,153	15,583

Other liabilities, non-current	86	207
Total accrued expenses, and current and non-current other liabilities	$10,239	$15,790

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 11
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

		June 30, 2024				December 31, 2023
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$2,144	$—	$—	$2,144	$18,767	$—	$—	$18,767

Short-term investments
U.S. treasury securities	Level 2	12,872	1	(6)	12,867	4,900	1	(1)	4,900
Corporate notes and bonds	Level 2	40,278	2	(56)	40,224	25,674	11	(18)	25,667
Municipal and agency notes and bonds	Level 2	7,622	—	(16)	7,606	9,887	—	(9)	9,878
Total short-term investments		60,772	3	(78)	60,697	40,461	12	(28)	40,445

Long-term investments
U.S. treasury securities	Level 2	3,742	1	—	3,743	—	—	—	—
Corporate notes and bonds	Level 2	16,275	21	(9)	16,287	9,229	28	(3)	9,254
Municipal and agency notes and bonds	Level 2	16,993	2	(8)	16,987	4,585	—	(7)	4,578
Total long-term investments		37,010	24	(17)	37,017	13,814	28	(10)	13,832
Total short and long-term investments		97,782	27	(95)	97,714	54,275	40	(38)	54,277
Total		$99,926	$27	$(95)	$99,858	$73,042	$40	$(38)	$73,044

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 12
The following table presents a summary of the fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument.  The available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	June 30, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. treasury securities	$8,957	$(6)	$2,931	$(1)
Corporate notes and bonds	41,947	(65)	15,276	(21)
Municipal and agency notes and bonds	20,594	(24)	12,956	(16)
Total available-for-sale investments with unrealized loss positions	$71,498	$(95)	$31,163	$(38)
Sales of Available-for-Sale Investments
The following table presents the sales of available-for-sale investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Corporate notes and bonds	$—	$2,966	$—	$2,966
Realized losses on sales of securities were immaterial during the three and six months ended June 30, 2024 and 2023.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 13
Note 6 — Lines of Credit
Credit Agreement
The Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (as amended, the
“Credit Agreement”).  The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of
$50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component.
Under the Credit Agreement, as of June 30, 2024, there were no revolving loans outstanding.  In addition, under the LCs component, the Company utilized $19.1 million of the maximum allowable credit line of $30.0 million, which includes newly issued LCs, and previously issued and unexpired stand-by letters of credit (“SBLCs”) and certain non-expired commitments under the Company’s previous Loan and
Pledge Agreement with Citibank, N.A. which are guaranteed under the Credit Agreement.
Letters of Credit
The following table presents the total outstanding LCs and SBLCs issued by the Company to its customers related to product warranty and performance guarantees.

	June 30, 2024	December 31, 2023
	(In thousands)
Outstanding letters of credit	$18,086	$19,945

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 14
Note 7 — Commitments and Contingencies
Litigation
From time-to-time, the Company has been named in and subject to various proceedings and claims in connection with its business.
The Company may in the future become involved in litigation in the ordinary course of business, including litigation that could be material to its business.  The Company considers all claims, if any, on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable.  Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements.  The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  As of June 30, 2024, the Company was not involved in any lawsuits, legal proceedings or claims that would have a material effect on the Company’s financial position, results of operations, or cash flows.  Therefore, there were no material losses which were probable or reasonably possible.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 15
Note 8 — Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$242	$(265)	$(1,043)	$(1,424)
Discrete items	64	141	140	629
Provision for (benefit from) income taxes, excluding discrete items	$306	$(124)	$(903)	$(795)
Effective tax rate	(60.5%)	13.7%	10.5%	15.2%
Effective tax rate, excluding discrete items	(76.2%)	6.4%	9.1%	8.5%
The Company’s interim period tax provision for and (benefit from) income taxes, respectively, is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period.  Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.  The Company’s quarterly tax provision and estimate of its annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting its pre-tax income or loss and the mix of jurisdictions to which they relate, the applicability of special tax regimes, and changes in how the Company does business.
For the three and six months ended June 30, 2024, the recognized provision for and (benefit from) income taxes, respectively, resulted from the tax projection based on the full year forecasted profit and included benefits related to the U.S. federal foreign-derived intangible income (“FDII”), federal research and development (“R&D”) tax credit, and certain permanent differences, such as share-based compensation windfalls.
For the three and six months ended June 30, 2023, the recognized benefit from income tax resulted from the Company’s loss for the respective periods and included benefits related to the U.S. FDII and R&D tax credit, along with a discrete tax benefit due primarily to share-
based compensation windfalls.
The effective tax rate excluding discrete items for the six months ended June 30, 2024, as compared to the prior year, differed primarily due to lower projected R&D tax credits, increased non-deductible officer share-based compensation, and higher projected book income that is reducing the effective tax rate of the projected U.S. FDII.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 16
Note 9 — Segment Reporting
The Company’s Chief Operating Decision-Maker (“CODM”) is its President and Chief Executive Officer.  The Company continues to monitor and review its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments.
The following tables present a summary of the Company’s financial information by segment and corporate operating expenses.

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
Revenue	$26,918	$281	$—	$27,199	$39,007	$282	$—	$39,289
Cost of revenue	9,345	288	—	9,633	14,299	289	—	14,588
Gross profit (loss)	17,573	(7)	—	17,566	24,708	(7)	—	24,701

Operating expenses
General and administrative	1,912	984	6,636	9,532	3,834	2,002	11,262	17,098
Sales and marketing	3,837	1,700	567	6,104	7,582	3,507	1,167	12,256
Research and development	1,073	2,871	—	3,944	2,173	6,122	—	8,295
Total operating expenses	6,822	5,555	7,203	19,580	13,589	11,631	12,429	37,649
Operating income (loss)	$10,751	$(5,562)	$(7,203)	$(2,014)	$11,119	$(11,638)	$(12,429)	$(12,948)

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
Revenue	$20,514	$209	$—	$20,723	$33,810	$314	$—	$34,124
Cost of revenue	6,921	259	—	7,180	12,022	404	—	12,426
Gross profit (loss)	13,593	(50)	—	13,543	21,788	(90)	—	21,698

Operating expenses
General and administrative	1,860	947	4,462	7,269	3,798	1,915	8,622	14,335
Sales and marketing	3,120	1,441	531	5,092	6,295	2,611	1,080	9,986
Research and development	843	2,925	—	3,768	2,023	6,051	—	8,074
Total operating expenses	5,823	5,313	4,993	16,129	12,116	10,577	9,702	32,395
Operating income (loss)	$7,770	$(5,363)	$(4,993)	$(2,586)	$9,672	$(10,667)	$(9,702)	$(10,697)

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 17
Note 10 — Concentrations
Customer Revenue Concentration
The following tables present the customers that account for 10% or more of the Company’s revenue and their related segment for each of the periods presented.  Although certain customers might account for greater than 10% of the Company’s revenue at any one point in time, the concentration of revenue between a limited number of customers shifts regularly, depending on when revenue is recognized.  The percentages by customer reflect specific relationships or contracts that would concentrate revenue for the periods presented and do not indicate a trend specific to any one customer.

		Three Months Ended June 30,		Six Months Ended June 30,
	Segment	2024	2023	2024	2023
Customer A	Water	**	20%	**	13%
Customer B	Water	19%	18%	13%	11%
Customer C	Water	18%	**	12%	**
Customer D	Water	15%	**	11%	**
Customer E	Water	**	**	**	12%
Customer F	Water	**	11%	**	**
Customer G	Water	**	10%	**	**

**Zero or less than 10%.

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 18
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
Segments
Our reportable operating segments consist of the water and emerging technologies segments.  These segments are based on the industries in which the technology solutions are sold, the type of energy recovery device or other technology sold and the related solution and service or, in the case of emerging technologies, where revenues from new and/or potential devices utilizing our pressure exchanger technology can be brought to market.  Other factors for determining the reportable operating segments include the manner in which our Chief
Operating Decision Maker (“CODM”), our President and Chief Executive Officer, evaluates our performance combined with the nature of the individual business activities.  In addition, our corporate operating expenses include expenditures in support of the water and emerging technologies segments.  We continue to monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 19
Results of Operations
A discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, is presented below.
Revenue
Variability in revenue from quarter to quarter is typical, therefore year-on-year comparisons are not necessarily indicative of the trend for the full year due to these variations.  There is no specific seasonality in our revenues to highlight that occurs throughout a calendar year.
We generally track our revenues by channels.  The channels we recognize and channel definitions we utilize are as follows:
•Megaproject (“MPD”) channel: The MPD channel has been the main driver of our long-term growth as revenue from this channel benefits from a growing number of projects as well as an increase in the capacity of these projects in some cases.  MPD projects are large-scale in nature and generally have shipment timelines from 16 to 36 months from contract date.
•Original Equipment Manufacturer (“OEM”) channel: The OEM channel describes where we sell into a wide variety of industries in the desalination, wastewater, and the refrigeration markets.  This channel contains projects smaller in size and revenue, and of shorter duration compared to those projects in the MPD channel.
•Aftermarket (“AM”) channel: The AM channel represents support and services rendered to our installed customer base.  AM revenue generally fluctuates from year-to-year and is dependent on our customers’ timing of product upgrades, as well as their replenishment of spare parts and supplies.  Generally, the AM channel revenue has been increasing over time.
Revenue by Channel Customers

	Three Months Ended June 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$15,815	58%	$12,211	59%	$3,604	30%
Original equipment manufacturer	6,945	26%	4,702	23%	2,243	48%
Aftermarket	4,439	16%	3,810	18%	629	17%
Total revenue	$27,199	100%	$20,723	100%	$6,476	31%

	Six Months Ended June 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$19,915	51%	$15,454	45%	$4,461	29%
Original equipment manufacturer	10,291	26%	11,538	34%	(1,247)	(11%)
Aftermarket	9,083	23%	7,132	21%	1,951	27%
Total revenue	$39,289	100%	$34,124	100%	$5,165	15%

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 20
Revenue Attributable to Primary Geographical Markets by Segments

	Three Months Ended June 30,
	2024			2023
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Middle East and Africa	$14,467	$245	$14,712	$10,990	$108	$11,098
Asia	7,962	36	7,998	7,378	—	7,378
Americas	1,967	—	1,967	1,329	—	1,329
Europe	2,522	—	2,522	817	101	918
Total revenue	$26,918	$281	$27,199	$20,514	$209	$20,723

	Six Months Ended June 30,
	2024			2023
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Middle East and Africa	$19,252	$246	$19,498	$13,729	$108	$13,837
Asia	9,941	36	9,977	13,492	—	13,492
Americas	5,906	—	5,906	4,537	30	4,567
Europe	3,908	—	3,908	2,052	176	2,228
Total revenue	$39,007	$282	$39,289	$33,810	$314	$34,124
Three months ended June 30, 2024, as compared to the three months ended June 30, 2023
The increase in MPD revenue of $3.6 million was due primarily to customers’ project timing, and execution of these projects and specifically related to an increase of shipments in the Middle East and Africa (“MEA”) and Asia markets.
The increase in OEM revenue of $2.2 million was due primarily to:
•Desalination: The increase in revenue of $2.4 million was due primarily to higher shipments in the Europe and MEA markets, partially offset by a decrease in shipments to the Asia market.
•Wastewater: Revenues were stable compared to the prior year, with an increase in shipments to the Asia market, which was partially offset by a decrease in shipments to the Europe market.
•Emerging Technology:  The decrease in revenue of $0.2 million was due primarily to an installment in Europe in the prior year.
The increase in AM revenue of $0.6 million was due primarily to higher shipments to the Americas, Asia and Europe markets, partially offset by lower shipments to the MEA market.
Six months ended June 30, 2024, as compared to the six months ended June 30, 2023
The increase in MPD revenue of $4.5 million was due primarily to customers’ project timing, and execution of these projects, specifically in the MEA and Americas markets, partially offset by lower shipments to the Asia market.
The decrease in OEM revenue of $1.2 million was primarily due to:
•Desalination: The increase in revenue of $0.1 million was due primarily to higher shipments to the Europe and MEA markets, which were partially offset by lower shipments to the Asia market.
•Wastewater: The decrease in revenue of $1.2 million was due primarily to lower shipments in all markets.  Prior year revenues included a large shipment to the Asia market.
•Emerging Technology:  The decrease in revenue of $0.2 million was due primarily to an installment in Europe in the prior year.
The increase in AM revenue of $2.0 million was due primarily to shipments to the Americas, Asia, and the MEA markets.

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 21
Concentration of Revenue
See Note 10, “Concentrations – Revenue by Geographic Location and Country,” of the Notes to Condensed Consolidated Financial
Statements in Part I, Item 1, “Financial Statements (unaudited),” of this Quarterly Report on Form 10-Q (the “Notes”) for further discussion regarding our concentration of revenue.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue.  Cost of revenue consists primarily of raw materials, personnel costs (including share-based compensation), manufacturing overhead, warranty costs, and depreciation expense.

	Three Months Ended June 30,							Six Months Ended June 30,
	2024		2023					2024		2023
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Change in Gross Profit			Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Change in Gross Profit
	(In thousands, except percentages)
Gross profit and gross margin	$17,566	64.6%	$13,543	65.4%	$4,023	29.7%	29.7%	$24,701	62.9%	$21,698	63.6%	$3,003	13.8%
The increase in gross profit for the three and six months ended June 30, 2024, as compared to the prior year, was due primarily to an increase in sales of PXs, partially offset by a decrease in gross margin.  The decrease in gross margin for the three and six months ended
June 30, 2024, as compared to the prior year, was due primarily to higher manufacturing costs, partially offset by costs related to product mix.
Operating Expenses
The total material changes of general and administrative (“G&A”), sales and marketing (“S&M”) and research and development
(“R&D”) operating expenses for the three and six months ended June 30, 2024, as compared to the comparable periods in the prior year, are discussed within the following overall operating expenditures, and the segment and corporate operating expenses discussions below.

	Three Months Ended June 30,
	2024				2023
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$1,912	$984	$6,636	$9,532	$1,860	$947	$4,462	$7,269
Sales and marketing	3,837	1,700	567	6,104	3,120	1,441	531	5,092
Research and development	1,073	2,871	—	3,944	843	2,925	—	3,768
Total operating expenses	$6,822	$5,555	$7,203	$19,580	$5,823	$5,313	$4,993	$16,129
Three months ended June 30, 2024, as compared to the three months ended June 30, 2023
Overall Operating Expenditures.  Overall operating expenditures of $19.6 million, increased $3.5 million, or 21.4%.  This increase was due primarily to higher consulting costs related to the enhancement of our corporate growth strategy, G&A and S&M employee compensation and benefits costs related to an increase in headcount, and an increase in share-based compensation expense due to modification of certain equity awards and higher severance payments, both related to the termination of certain executive-level employees.
Water Segment.  Water segment operating expenses of $6.8 million, increased by $1.0 million, or 17.2%.  This increase was due primarily to an increase in employee compensation costs, benefits costs, and share-based compensation expense all related to an increase in headcount in S&M, and other R&D costs.

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 22
Emerging Technologies Segment.  Emerging Technologies segment operating expenses of $5.6 million, increased by $0.2 million, or
4.6%.  This increase was due primarily to a higher share-based compensation expense related to additional headcount and an increase in employee severance costs.
Corporate Operating Expenses. Corporate operating expenses of $7.2 million, increased by $2.2 million, or 44.3%.  This increase was due primarily to higher consulting costs related to the enhancement of our corporate growth strategy.

	Six Months Ended June 30,
	2024				2023
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$3,834	$2,002	$11,262	$17,098	$3,798	$1,915	$8,622	$14,335
Sales and marketing	7,582	3,507	1,167	12,256	6,295	2,611	1,080	9,986
Research and development	2,173	6,122	—	8,295	2,023	6,051	—	8,074
Total operating expenses	$13,589	$11,631	$12,429	$37,649	$12,116	$10,577	$9,702	$32,395
Six months ended June 30, 2024, as compared to the six months ended June 30, 2023
Overall Operating Expenditures.  Overall operating expenditures of $37.6 million, increased by $5.3 million, or 16.2%.  This increase was due primarily to higher consulting costs related to the enhancement of our corporate growth strategy and an increase in employee compensation and benefits costs, recruiting costs, travel expenses, and an increase in share-based compensation expense due to modification of certain equity awards and higher severance payments, both related to the termination of certain executive-level employees.
Water Segment.  Water segment operating expenses of $13.6 million, increased by $1.5 million, or 12.2%.  This increase was due primarily to higher employee compensation and benefits costs and share-based compensation expense in S&M related to an increase in headcount to support our existing desalination operations and our growth in wastewater.  In addition, non-employee operating expenses were higher due primarily to an increase in consultant costs to support our growth in desalination and wastewater.
Emerging Technologies Segment.  Emerging Technologies operating expenses of $11.6 million, increased by $1.1 million, or 10.0%.
This increase was due primarily to higher employee compensation and benefits costs, and share-based compensation expense, both related to an increase in headcount in S&M and R&D, and an increase in severance cost.
Corporate Operating Expenses.  Corporate operating expenses of $12.4 million, increased by $2.7 million, or 28.1%.  This increase was due primarily to higher employee compensation and benefits costs, and share-based compensation expense, related to an increase in headcount in G&A, an increase in recruiting costs, and an increase in travel costs.  In addition, the increase in non-employee operating expenses was due primarily to higher consulting costs related to the enhancement of our corporate growth strategy.

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 23
Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Interest income	$1,663	$782	$3,105	$1,403
Other non-operating expense, net	(49)	(126)	(102)	(91)
Total other income, net	$1,614	$656	$3,003	$1,312
The increase in “Total other income, net” in the three and six months ended June 30, 2024, as compared to the comparable periods in the prior year, was due primarily to an increase in interest yields and an increase in short- and long-term investments.
Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except percentages)
(Benefit from) provision for income taxes	$242	$(265)	$(1,043)	$(1,424)
Discrete items	64	141	140	629
(Benefit from) provision for income taxes, excluding discrete items	$306	$(124)	$(903)	$(795)
Effective tax rate	(60.5%)	13.7%	10.5%	15.2%
Effective tax rate, excluding discrete items	(76.2%)	6.4%	9.1%	8.5%
The interim period tax provision for and (benefit from) income taxes, respectively, is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period.  Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.  The quarterly tax provision and estimate of our annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, the applicability of special tax regimes, and changes in how we do business.
For the three and six months ended June 30, 2024, the recognized provision for and (benefit from) income taxes, respectively, resulted from the tax projection based on the full year forecasted profit and included benefits related to the U.S. federal foreign-derived intangible income (“FDII”), federal R&D tax credit, and certain permanent differences, such as share-based compensation windfalls.
For the three and six months ended June 30, 2023, the recognized benefit from income tax resulted from the Company’s loss for the respective periods and included benefits related to the U.S. FDII and R&D tax credit, along with a discrete tax benefit due primarily to share-
based compensation windfalls.
The effective tax rate excluding discrete items for the six months ended June 30, 2024, as compared to the prior year, differed primarily due to lower projected R&D tax credits, increased non-deductible officer share-based compensation, and higher projected book income that is reducing the effective tax rate of the projected U.S. FDII.

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 24
Liquidity and Capital Resources
Overview
From time-to-time, management and our Board of Directors review our liquidity and future cash needs and may make a decision to
(1) return capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing.
As of June 30, 2024, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $40.3 million; (ii) investment-
grade short-term and long-term marketable debt instruments of $97.7 million that are primarily invested in U.S. treasury securities, corporate notes and bonds, and municipal and agency notes and bonds; and (iii) accounts receivable, net of allowances, of $20.7 million.  As of
June 30, 2024, there was unrestricted cash of $0.9 million held outside the U.S.  We invest cash not needed for current operations predominantly in investment-grade, marketable debt instruments with the intent to make such funds available for future operating purposes, as needed.  Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future.  We believe the risk of this portfolio to us is in the ability of the underlying companies or government agencies to cover their obligations at maturity, not in our ability to trade these securities at a profit.  Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.
Credit Agreement
We entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (as amended, the “Credit
Agreement”).  The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component. The maximum allowable LCs under the credit line component of the
Credit Agreement is $30.0 million.  As of June 30, 2024, we were in compliance with all covenants under the Credit Agreement.
Under the Credit Agreement, as of June 30, 2024, there were no revolving loans outstanding.  In addition, as of June 30, 2024, under the LCs component, we utilized $19.1 million of the maximum allowable credit line of $30.0 million, which included newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the previous Loan and
Pledge Agreement with Citibank, N.A., which are guaranteed under the Credit Agreement.  As of June 30, 2024, there was $18.1 million of outstanding LCs.  These LCs had a weighted average remaining life of approximately 16 months.
See Note 6, “Lines of Credit,” of the Notes for further discussion related to the Credit Agreement.

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 25
Cash Flows

	Six Months Ended June 30,
	2024	2023	Change
	(In thousands)
Net cash provided by operating activities	$14,570	$4,523	$10,047
Net cash used in investing activities	(43,830)	(17,036)	(26,794)
Net cash provided by financing activities	1,502	379	1,123
Effect of exchange rate differences on cash and cash equivalents	(24)	41	(65)
Net change in cash, cash equivalents and restricted cash	$(27,782)	$(12,093)	$(15,689)
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
The higher net cash provided by operating assets and liabilities for the six months ended June 30, 2024, as compared to the prior year, was due primarily to the following factors:
•Accounts receivable and contract assets: an increase in cash provided related to the timing of billings related to shipments of product or certification of installations, and collections on the account receivable balances;
•Accounts payable: an increase in cash provided related to the timing of vendor invoices received and payments made on open vendor balances; and
•Contract liabilities: an increase in cash provided related to the timing of customer deposits.
Cash Flows from Investing Activities
Net cash used in investing activities primarily relates to sales, maturities and purchases of investment-grade marketable debt instruments, such as corporate notes and bonds, and capital expenditures supporting our growth.  We believe our investments in marketable debt instruments are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.  The higher net cash used in investing activities of $26.8 million in the six months ended June 30, 2024, as compared to the prior year, was primarily driven by $26.6 million of net cash used for purchase of marketable debt instruments and a $0.2 million increase in cash used for capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities primarily for the six months ended June 30, 2024, as compared to the cash provided by financing activities in the prior year, was due primarily to an increase of cash from exercises of employee stock options granted under our equity incentive plans.
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

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 26
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
As of June 30, 2024, our investment portfolio of $97.7 million, in investment-grade marketable debt instruments, such as U.S. treasury securities, corporate notes and bonds, and municipal and agency notes and bonds, are classified as either short-term and/or long-term investments on our Condensed Consolidated Balance Sheets.  These investments are subject to interest rate fluctuations and decrease in market value to the extent interest rates increase, which occurred during the six months ended June 30, 2024.  To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of approximately thirteen months.  As of
June 30, 2024, a hypothetical 1% increase in interest rates would have resulted in a less than $0.6 million decrease in the fair value of our investments in marketable debt instruments as of such date.

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 27
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Interim Chief Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as
of the end of the period covered by this report.
Based on that evaluation, our President and Chief Executive Officer and our Interim Chief Accounting Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.
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
Item 3 — Defaults Upon Senior Securities
None.
Item 4 — Mine Safety Disclosures
Not applicable.

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 28
Item 5 — Other Information
During the three months ended June 30, 2024, no director or officer (within the meaning of Rule 16a-1(f) under the Securities
Exchange Act of 1934, as amended) has adopted or terminated any Rule 10b5-1 trading arrangement and/or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).
Item 6 — Exhibits
A list of exhibits filed or furnished with this report or incorporated herein by reference is found in the Exhibit Index below.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.1	General Release, dated June 28, 2024, by and between Energy Recovery, Inc. and Joshua Ballard.	8-K	001-34112	10.1	7/2/2024
10.2	Offer of Employment by and between Energy Recovery, Inc. and Michael Mancini as Chief Financial Officer.	8-K	001-34112	10.1	7/31/2024
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, “Financial Information” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

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

ENERGY RECOVERY, INC.

Date:	July 31, 2024	By:	/s/ DAVID W. MOON
David W. Moon
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2024	By:	/s/ BRANDON YOUNG
Brandon Young
Interim Chief Accounting Officer
(Principal Financial and Accounting Officer)

Energy Recovery, Inc. | Q2'2024 Form 10-Q | 29