Form 10-Q
period 2024-09-30
Energy Recovery, Inc.
filed 2024-10-30
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Large accelerated filer  ☑Accelerated filer  ☐Non-accelerated filer  ☐Smaller reporting company  ☐Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of October 24, 2024, there were 57,893,899 shares of the registrant’s common stock outstanding.

Energy Recovery, Inc. | Q3'2024 Form 10-Q

ENERGY RECOVERY, INC.

Energy Recovery, Inc. | Q3'2024 Form 10-Q | FLS 1

Forward-Looking Information
This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024, including Part I, Item 2,
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”), contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.
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
You should not place undue reliance on these forward-looking statements.  These forward-looking statements reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q.  All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part II, Item 1A, “Risk Factors,” and are based on information available to us as of October 30, 2024.  We assume no obligation to update any such forward-looking statements.  Certain risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements.  These forward-looking statements are disclosed from time to time in our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), as well as in Part II, Item 1A, “Risk Factors,” within this Quarterly
Report on Form 10-Q.

Energy Recovery, Inc. | Q3'2024 Form 10-Q | FLS 2

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

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 1

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$63,261	$68,098
Short-term investments	55,364	40,445
Accounts receivable, net	31,845	46,937
Inventories, net	33,464	26,149
Prepaid expenses and other assets	5,980	3,843
Total current assets	189,914	185,472
Long-term investments	21,286	13,832
Deferred tax assets, net	11,029	10,324
Property and equipment, net	16,352	18,699
Operating lease, right of use asset	10,152	11,469
Goodwill	12,790	12,790
Other assets, non-current	1,182	388
Total assets	$262,705	$252,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,414	$3,000
Accrued expenses and other liabilities	10,524	15,583
Lease liabilities	1,964	1,791
Contract liabilities	2,969	1,097
Total current liabilities	18,871	21,471
Lease liabilities, non-current	9,861	11,488
Other liabilities, non-current	100	207
Total liabilities	28,832	33,166
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	66	65
Additional paid-in capital	231,909	217,617
Accumulated other comprehensive income (loss)	149	(44)
Treasury stock	(80,486)	(80,486)
Retained earnings	82,235	82,656
Total stockholders’ equity	233,873	219,808
Total liabilities and stockholders’ equity	$262,705	$252,974
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 2

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Revenue	$38,584	$37,036	$77,873	$71,160
Cost of revenue	13,472	11,154	28,060	23,580
Gross profit	25,112	25,882	49,813	47,580

Operating expenses:
General and administrative	7,673	7,369	24,771	21,704
Sales and marketing	6,413	5,411	18,669	15,397
Research and development	3,969	3,969	12,264	12,043
Total operating expenses	18,055	16,749	55,704	49,144
Income (loss) from operations	7,057	9,133	(5,891)	(1,564)

Other income (expense):
Interest income	1,711	1,083	4,816	2,486
Other non-operating income (expense), net	57	(38)	(45)	(129)
Total other income, net	1,768	1,045	4,771	2,357
Income (loss) before income taxes	8,825	10,178	(1,120)	793
Provision for (benefit from) income taxes	344	518	(699)	(906)
Net income (loss)	$8,481	$9,660	$(421)	$1,699

Net income (loss) per share:
Basic	$ 0.15	$ 0.17	$ (0.01)	$ 0.03
Diluted	$ 0.15	$ 0.17	$ (0.01)	$ 0.03

Number of shares used in per share calculations:
Basic	57,756	56,443	57,409	56,346
Diluted	58,290	57,969	57,409	57,761
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 3

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net income (loss)	$8,481	$9,660	$(421)	$1,699
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(94)	(2)	(57)	95
Unrealized gain (loss) on investments	304	(54)	250	71
Total other comprehensive income (loss), net of tax	210	(56)	193	166
Comprehensive income (loss)	$8,691	$9,604	$(228)	$1,865
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 4

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except shares)
Common stock
Beginning balance	$66	$65	$65	$64
Issuance of common stock, net	—	—	1	1
Ending balance	66	65	66	65

Additional paid-in capital
Beginning balance	225,240	209,139	217,617	204,957
Issuance of common stock, net	4,293	805	5,794	1,183
Stock-based compensation	2,376	1,838	8,498	5,642
Ending balance	231,909	211,782	231,909	211,782

Accumulated other comprehensive income (loss)
Beginning balance	(61)	(127)	(44)	(349)
Other comprehensive income (loss)
Foreign currency translation adjustments	(94)	(2)	(57)	95
Unrealized gain (loss) on investments	304	(54)	250	71
Total other comprehensive income (loss), net	210	(56)	193	166
Ending balance	149	(183)	149	(183)

Treasury stock
Beginning and ending balance	(80,486)	(80,486)	(80,486)	(80,486)

Retained earnings
Beginning balance	73,754	53,191	82,656	61,152
Net (loss) income	8,481	9,660	(421)	1,699
Ending balance	82,235	62,851	82,235	62,851

Total stockholders’ equity	$233,873	$194,029	$233,873	$194,029

Common stock issued (shares)
Beginning balance	65,571,275	64,553,969	65,029,459	64,225,391
Issuance of common stock, net	459,312	99,091	1,001,128	427,669
Ending balance	66,030,587	64,653,060	66,030,587	64,653,060

Treasury stock (shares)
Beginning and ending balance	8,148,512	8,148,512	8,148,512	8,148,512

Total common stock outstanding (shares)	57,882,075	56,504,548	57,882,075	56,504,548
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 5

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
(In thousands)
Cash flows from operating activities:
Net (loss) income	$(421)	$1,699
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities
Stock-based compensation	8,512	5,811
Depreciation and amortization	3,050	3,075
Right of use asset amortization	1,317	1,223
Accretion (amortization) of discounts (premiums) on investments	(1,049)	(613)
Deferred income taxes	(705)	(920)
Other non-cash adjustments	307	241
Changes in operating assets and liabilities:
Accounts receivable, net	15,060	10,756
Contract assets	(882)	1,720
Inventories, net	(7,686)	(5,745)
Prepaid and other assets	(2,159)	(1,292)
Accounts payable	879	1,043
Accrued expenses and other liabilities	(6,467)	(4,966)
Contract liabilities	1,811	240
Net cash provided by operating activities	11,567	12,272

Cash flows from investing activities:
Sales of marketable securities	—	2,966
Maturities of marketable securities	59,423	58,705
Purchases of marketable securities	(80,490)	(78,949)
Capital expenditures	(1,194)	(1,179)
Proceeds from sales of fixed assets	90	82
Net cash used in investing activities	(22,171)	(18,375)

Cash flows from financing activities:
Net proceeds from issuance of common stock	5,795	1,184
Net cash provided by financing activities	5,795	1,184

Effect of exchange rate differences on cash and cash equivalents	(23)	27
Net change in cash, cash equivalents and restricted cash	(4,832)	(4,892)
Cash, cash equivalents and restricted cash, beginning of year	68,225	56,458
Cash, cash equivalents and restricted cash, end of period	$63,393	$51,566

See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 6

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
The September 30, 2024 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited
Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2023 included in the Company’s Annual
Report on Form 10-K filed with the SEC on February 21, 2024 (the “2023 Annual Report”).
The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Reclassifications
Certain prior period amounts have been reclassified in certain notes to the Condensed Consolidated Financial Statements to conform to the current period presentation.

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 7

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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of October 30, 2024, the date of issuance of this Quarterly Report on Form 10-Q.
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
Recently Issued Accounting Pronouncement Not Yet Adopted
There have been no issued accounting pronouncements that have not yet been adopted during the nine months ended
September 30, 2024 that apply to the Company other than the pronouncements disclosed in Note 1, “Description of Business and Significant
Accounting Policies - Recently Issued Accounting Pronouncement Not Yet Adopted,” of the Notes to Consolidated Financial Statements
included in Item 8, “Financial Statements and Supplementary Data,” of the 2023 Annual Report.

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 8

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

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Geographical market
Middle East and Africa	$28,043	$153	$28,196	$47,295	$399	$47,694
Asia	6,829	—	6,829	16,770	36	16,806
Americas	1,051	—	1,051	6,957	—	6,957
Europe	2,421	87	2,508	6,329	87	6,416
Total revenue	$38,344	$240	$38,584	$77,351	$522	$77,873

Channel
Megaproject	$29,009	$—	$29,009	$48,924	$—	$48,924
Original equipment manufacturer	4,832	87	4,919	15,087	123	15,210
Aftermarket	4,503	153	4,656	13,340	399	13,739
Total revenue	$38,344	$240	$38,584	$77,351	$522	$77,873

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Geographical market
Middle East and Africa	$24,543	$—	$24,543	$38,272	$108	$38,380
Asia	5,688	—	5,688	19,180	—	19,180
Americas	5,091	123	5,214	9,628	153	9,781
Europe	1,490	101	1,591	3,542	277	3,819
Total revenue	$36,812	$224	$37,036	$70,622	$538	$71,160

Channel
Megaproject	$26,829	$—	$26,829	$42,283	$—	$42,283
Original equipment manufacturer	5,083	224	5,307	16,415	430	16,845
Aftermarket	4,900	—	4,900	11,924	108	12,032
Total revenue	$36,812	$224	$37,036	$70,622	$538	$71,160

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 9

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract Balances
The following table presents contract balances by category.

	September 30, 2024	December 31, 2023
	(In thousands)
Accounts receivable, net	$31,845	$46,937
Contract assets:
Contract assets, current (included in prepaid expenses and other assets)	$685	$592
Contract assets, non-current (included in other assets, non-current)	789	—
Total contract assets	$1,474	$592

Contract liabilities:
Contract liabilities, current	$2,969	$1,097
Contract liabilities, non-current (included in other liabilities, non-current)	29	90
Total contract liabilities	$2,998	$1,187
Contract Liabilities
The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance.  The following table presents changes in contract liabilities during the period.

	September 30, 2024	December 31, 2023
(In thousands)
Contract liabilities, beginning of year	$1,187	$1,316
Revenue recognized	(1,063)	(1,254)
Cash received, excluding amounts recognized as revenue during the period	2,874	1,125
Contract liabilities, end of period	$2,998	$1,187
Remaining Performance Obligations
As of September 30, 2024, the following table presents the revenue that is expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied.

Period	Remaining Performance Obligations
(In thousands)
2024 (remaining three months)	$198
2025	6,957
2026	3,419
Total	$10,574

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 10

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Net Income (Loss) Per Share
Net income (loss) for the reported period is divided by the weighted average number of basic and diluted common shares outstanding during the reported period to calculate the basic and diluted net income (loss) per share, respectively.  Outstanding stock options to purchase common shares and unvested restricted stock units (“RSUs”) are collectively referred to as “equity awards.”
•Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period.
•Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period, using the treasury stock method.  Any anti-dilutive effect of equity awards outstanding is not included in the computation of diluted net income (loss) per share.
The following tables present the computation of basic and diluted net income (loss) per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Numerator
Net income (loss)	$8,481	$9,660	$(421)	$1,699

Denominator (weighted average shares)
Basic common shares outstanding	57,756	56,443	57,409	56,346
Options	316	1,236	—	1,155
RSUs	218	290	—	260
Diluted common shares outstanding	58,290	57,969	57,409	57,761

Net income (loss) per share
Basic	$ 0.15	$ 0.17	$ (0.01)	$ 0.03
Diluted	$ 0.15	$ 0.17	$ (0.01)	$ 0.03
The following tables present the equity awards that are excluded from diluted net income (loss) per share because their effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Anti-dilutive equity award shares	1,077	125	2,876	126

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 11

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

	September 30, 2024	December 31, 2023	September 30, 2023
	(In thousands)
Cash and cash equivalents	$63,261	$68,098	$51,440
Restricted cash, non-current (included in other assets, non-current)	132	127	126
Total cash, cash equivalents and restricted cash	$63,393	$68,225	$51,566
Accounts Receivable, net

	September 30, 2024	December 31, 2023
	(In thousands)
Accounts receivable, gross	$32,015	$47,075
Allowance for doubtful accounts	(170)	(138)
Accounts receivable, net	$31,845	$46,937
Inventories, net
Inventory amounts are stated at the lower of cost or net realizable value, using the first-in, first-out method.

	September 30, 2024	December 31, 2023
	(In thousands)
Raw materials	$8,731	$8,752
Work in process	6,929	5,234
Finished goods	18,990	13,319
Inventories, gross	34,650	27,305
Valuation adjustments for excess and obsolete inventory	(1,186)	(1,156)
Inventories, net	$33,464	$26,149
Goodwill
Goodwill is tested for impairment annually in the third quarter of the Company’s fiscal year or more frequently if indicators of potential impairment exist.  The Company monitors the industries in which it operates and reviews its business performance for indicators of potential impairment.  The recoverability of goodwill is measured at the reporting unit level, which represents the operating segment.  The carrying amount of goodwill as of September 30, 2024 and December 31, 2023 was $12.8 million.
On July 1, 2024, the Company estimated the fair value of its reporting units using the discounted cash flow approach and market approach. The forecast of future cash flows, which is based on the Company’s best estimate of future net sales and operating expenses, is based primarily on expected category expansion, pricing, market segment, and general economic conditions. The Company incorporates other significant inputs to its fair value calculations, including discount rate and market multiples, to reflect current market conditions.  As a result, the analysis performed indicated that the fair value of each reporting unit, that is allocated goodwill, significantly exceeds its carrying value, and therefore, no impairment charges were recorded.

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 12

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Expenses and Other Liabilities

	September 30, 2024	December 31, 2023
	(In thousands)
Accrued expenses and other liabilities, current
Payroll, incentives and commissions payable	$7,134	$11,037
Warranty reserve	983	1,057
Other accrued expenses and other liabilities	2,407	3,489
Total accrued expenses and other liabilities	10,524	15,583

Other liabilities, non-current	100	207
Total accrued expenses, and current and non-current other liabilities	$10,624	$15,790

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 13

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

		September 30, 2024				December 31, 2023
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$13,653	$—	$—	$13,653	$18,767	$—	$—	$18,767
U.S. treasury securities	Level 2	11,449	2	—	11,451	—	—	—	—
Total cash equivalents		25,102	2	—	25,104	18,767	—	—	18,767

Short-term investments
U.S. treasury securities	Level 2	17,233	78	—	17,311	4,900	1	(1)	4,900
Corporate notes and bonds	Level 2	32,408	65	(2)	32,471	25,674	11	(18)	25,667
Municipal and agency notes and bonds	Level 2	5,584	—	(2)	5,582	9,887	—	(9)	9,878
Total short-term investments		55,225	143	(4)	55,364	40,461	12	(28)	40,445

Long-term investments
Corporate notes and bonds	Level 2	18,307	179	—	18,486	9,229	28	(3)	9,254
Municipal and agency notes and bonds	Level 2	2,798	2	—	2,800	4,585	—	(7)	4,578
Total long-term investments		21,105	181	—	21,286	13,814	28	(10)	13,832
Total short and long-term investments		76,330	324	(4)	76,650	54,275	40	(38)	54,277
Total		$101,432	$326	$(4)	$101,754	$73,042	$40	$(38)	$73,044

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 14

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

	September 30, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. treasury securities	$—	$—	$2,931	$(1)
Corporate notes and bonds	2,492	(2)	15,276	(21)
Municipal and agency notes and bonds	5,582	(2)	12,956	(16)
Total available-for-sale investments with unrealized loss positions	$8,074	$(4)	$31,163	$(38)
Sales of Available-for-Sale Investments
The following table presents the sales of available-for-sale investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Corporate notes and bonds	$—	$—	$—	$2,966
Realized losses on sales of securities were immaterial during the three and nine months ended September 30, 2024 and 2023.

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 15

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
Under the Credit Agreement, as of September 30, 2024, there were no revolving loans outstanding.  In addition, under the LCs component, the Company utilized $18.4 million of the maximum allowable credit line of $30.0 million, which includes newly issued LCs, and previously issued and unexpired stand-by letters of credit (“SBLCs”) and certain non-expired commitments under the Company’s previous
Loan and Pledge Agreement with Citibank, N.A. which are guaranteed under the Credit Agreement.
Letters of Credit
The following table presents the total outstanding LCs and SBLCs issued by the Company to its customers related to product warranty and performance guarantees.

	September 30, 2024	December 31, 2023
	(In thousands)
Outstanding letters of credit	$17,398	$19,945

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 16

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Commitments and Contingencies
Litigation
From time-to-time, the Company has been named in and subject to various proceedings and claims in connection with its business.
The Company may in the future become involved in litigation in the ordinary course of business, including litigation that could be material to its business.  The Company considers all claims, if any, on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable.  Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements.  The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  As of September 30, 2024, the Company was not involved in any lawsuits, legal proceedings or claims that would have a material effect on the Company’s financial position, results of operations, or cash flows.  Therefore, there were no material losses which were probable or reasonably possible.

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 17

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$344	$518	$(699)	$(906)
Discrete items	426	357	566	986
Provision for (benefit from) income taxes, excluding discrete items	$770	$875	$(133)	$80
Effective tax rate	3.9%	5.1%	62.4%	(114.2%)
Effective tax rate, excluding discrete items	8.7%	8.6%	11.8%	10.0%
The Company’s interim period tax provision for (benefit from) income taxes is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period.  Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.  The
Company’s quarterly tax provision and estimate of its annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting its pre-tax income or loss and the mix of jurisdictions to which they relate, the applicability of special tax regimes, and changes in how the Company does business.
For the three and nine months ended September 30, 2024, the recognized provision for and (benefit from) income taxes, respectively, resulted from the tax projection based on the full year forecasted profit and included benefits related to the U.S. federal foreign-derived intangible income (“FDII”), federal research and development (“R&D”) tax credit, certain permanent differences, such as share-based compensation shortfalls, and partial release of California valuation allowance.
For the three and nine months ended September 30, 2023, the recognized provision for and (benefit from) income taxes, respectively, included benefits related to the U.S. FDII and federal R&D tax credit, along with a discrete tax benefit due primarily to share-based compensation windfalls and prior years’ discrete tax benefit largely related to increased tax credits.
The effective tax rate excluding discrete items for the nine months ended September 30, 2024, as compared to the prior year, differed primarily due to lower projected R&D tax credits, increased non-deductible officer share-based compensation, and lower projected U.S. FDII benefits.

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 18

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
The following tables present a summary of the Company’s financial information by segment and corporate operating expenses.

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
Revenue	$38,344	$240	$—	$38,584	$77,351	$522	$—	$77,873
Cost of revenue	13,334	138	—	13,472	27,633	427	—	28,060
Gross profit	25,010	102	—	25,112	49,718	95	—	49,813

Operating expenses
General and administrative	1,803	906	4,964	7,673	5,637	2,908	16,226	24,771
Sales and marketing	3,777	1,977	659	6,413	11,359	5,484	1,826	18,669
Research and development	1,145	2,824	—	3,969	3,318	8,946	—	12,264
Total operating expenses	6,725	5,707	5,623	18,055	20,314	17,338	18,052	55,704
Operating income (loss)	$18,285	$(5,605)	$(5,623)	$7,057	$29,404	$(17,243)	$(18,052)	$(5,891)

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
Revenue	$36,812	$224	$—	$37,036	$70,622	$538	$—	$71,160
Cost of revenue	11,114	40	—	11,154	23,136	444	—	23,580
Gross profit	25,698	184	—	25,882	47,486	94	—	47,580

Operating expenses
General and administrative	2,039	1,061	4,269	7,369	5,837	2,976	12,891	21,704
Sales and marketing	3,272	1,560	579	5,411	9,567	4,171	1,659	15,397
Research and development	1,098	2,871	—	3,969	3,121	8,922	—	12,043
Total operating expenses	6,409	5,492	4,848	16,749	18,525	16,069	14,550	49,144
Operating income (loss)	$19,289	$(5,308)	$(4,848)	$9,133	$28,961	$(15,975)	$(14,550)	$(1,564)

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 19

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

		Three Months Ended September 30,		Nine Months Ended September 30,
	Segment	2024	2023	2024	2023
Customer A	Water	14%	20%	14%	16%
Customer B	Water	17%	15%	**	**
Customer C	Water	**	15%	**	**
Customer D	Water	11%	**	11%	**
Customer E	Water	10%	**	**	**
Customer F	Water	**	10%	**	**

**Zero or less than 10%.

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 20

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

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 21

Results of Operations
A discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, is presented below.
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
We generally track our revenues by channels.  The channels we recognize and channel definitions we utilize are as follows:
•Megaproject (“MPD”) channel: The MPD channel has been the main driver of our long-term growth as revenue from this channel benefits from a growing number of projects as well as an increase in the capacity of these projects in some cases.  MPD projects are large-scale in nature and generally have shipment timelines from 16 to 36 months from contract date. Recognition of revenue is dependent on customers’ project timing and execution of these projects.
•Original Equipment Manufacturer (“OEM”) channel: The OEM channel reflects sales to a wide variety of industries in the desalination, wastewater, and the refrigeration markets.  This channel contains projects smaller in size and revenue, and of shorter duration compared to those projects in the MPD channel.
•Aftermarket (“AM”) channel: The AM channel represents support and services rendered to our installed customer base.  AM revenue generally fluctuates from year-to-year and is dependent on our customers’ timing of product upgrades, as well as their replenishment of spare parts and supplies.
Revenue by Channel Customers

	Three Months Ended September 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$29,009	75%	$26,829	73%	$2,180	8%
Original equipment manufacturer	4,919	13%	5,307	14%	(388)	(7%)
Aftermarket	4,656	12%	4,900	13%	(244)	(5%)
Total revenue	$38,584	100%	$37,036	100%	$1,548	4%

	Nine Months Ended September 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$48,924	63%	$42,283	59%	$6,641	16%
Original equipment manufacturer	15,210	19%	16,845	24%	(1,635)	(10%)
Aftermarket	13,739	18%	12,032	17%	1,707	14%
Total revenue	$77,873	100%	$71,160	100%	$6,713	9%

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 22

Revenue Attributable to Primary Geographical Markets by Segments

	Three Months Ended September 30,
	2024			2023
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Middle East and Africa	$28,043	$153	$28,196	$24,543	$—	$24,543
Asia	6,829	—	6,829	5,688	—	5,688
Americas	1,051	—	1,051	5,091	123	5,214
Europe	2,421	87	2,508	1,490	101	1,591
Total revenue	$38,344	$240	$38,584	$36,812	$224	$37,036

	Nine Months Ended September 30,
	2024			2023
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Middle East and Africa	$47,295	$399	$47,694	$38,272	$108	$38,380
Asia	16,770	36	16,806	19,180	—	19,180
Americas	6,957	—	6,957	9,628	153	9,781
Europe	6,329	87	6,416	3,542	277	3,819
Total revenue	$77,351	$522	$77,873	$70,622	$538	$71,160
Three months ended September 30, 2024, as compared to the three months ended September 30, 2023
The increase in MPD revenue of $2.2 million was due primarily to:
•Desalination: The decrease in revenue of $0.6 million was due primarily to lower shipments of products to the Americas and
Middle East and Africa (“MEA”) markets, partially offset by higher shipments of products to the Asia and Europe markets.
•Wastewater: The increase in revenue of $2.8 million was due primarily to higher shipments of products to the MEA market.
The decrease in OEM revenue of $0.4 million was due primarily to:
•Desalination: The decrease in revenue of $0.6 million was due primarily to lower shipments of products to the Asia and Americas markets, partially offset by higher shipments of products to the MEA and Europe markets.
•Wastewater: The increase in revenue of $0.3 million was due primarily to higher shipments of products to the Asia market, partially offset by lower shipments of products to the Europe and Americas markets.
•Emerging Technology:  The decrease in revenue of $0.1 million was due primarily to lower shipments of products.
The decrease in AM revenue of $0.2 million was due primarily to lower shipments of products to the Asia market, partially offset by higher shipments of products to the Europe and MEA markets.

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 23

Nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023
The increase in MPD revenue of $6.6 million was due primarily to:
•Desalination: The increase in revenue of $3.8 million was due primarily to higher shipments of products to the MEA, Asia and
Europe markets, partially offset by lower shipments of products to the Americas market.
•Wastewater: The increase in revenue of $2.8 million was due primarily to higher shipments of products to the MEA market.
The decrease in OEM revenue of $1.6 million was primarily due to:
•Desalination: The decrease in revenue of $0.5 million was due primarily to lower shipments of products to the Asia and Americas markets, partially offset by higher shipments of products to the MEA and Europe markets.
•Wastewater: The decrease in revenue of $0.9 million was due primarily to lower shipments of products in all markets, with the largest decrease in the Europe market.
•Emerging Technology:  The decrease in revenue of $0.3 million was due primarily to an installment in Europe and sales to a gas producer in the Americas, both occurring in the prior year.
The increase in AM revenue of $1.7 million was due primarily to higher shipments of product to the Americas, Asia, and the MEA markets, partially offset by lower shipments of product to the Asia market.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change		2024	2023	Change
	(In thousands, except percentage and basis point)
Gross profit	$25,112	$25,882	$(770)	(3.0)%	$49,813	$47,580	$2,233
Gross margin	65.1%	69.9%	(480) bps	(100.0)%	64.0%	66.9%	(290) bps
The decrease in gross profit for the three months ended September 30, 2024, as compared to the prior year, was due primarily to a decrease in gross margin, partially offset by an increase in sales of PXs.  The decrease in gross margin for the three months ended
September 30, 2024, as compared to the prior year, was due primarily to higher manufacturing costs, higher costs related to product mix, and an increase in freight costs and indirect costs.
The increase in gross profit for the nine months ended September 30, 2024, as compared to the prior year, was due primarily to an increase in sales of PXs, partially offset by a decrease in gross margin.  The decrease in gross margin for the nine months ended
September 30, 2024, as compared to the prior year, was due primarily to higher manufacturing costs and freight costs, partially offset by average selling prices related to product mix.

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 24

Operating Expenses
The total material changes of general and administrative (“G&A”), sales and marketing (“S&M”) and research and development
(“R&D”) operating expenses for the three and nine months ended September 30, 2024, as compared to the comparable periods in the prior year, are discussed within the following overall operating expenditures, and the segment and corporate operating expenses discussions below.

	Three Months Ended September 30,
	2024				2023
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$1,803	$906	$4,964	$7,673	$2,039	$1,061	$4,269	$7,369
Sales and marketing	3,777	1,977	659	6,413	3,272	1,560	579	5,411
Research and development	1,145	2,824	—	3,969	1,098	2,871	—	3,969
Total operating expenses	$6,725	$5,707	$5,623	$18,055	$6,409	$5,492	$4,848	$16,749
Three months ended September 30, 2024, as compared to the three months ended September 30, 2023
Overall Operating Expenditures.  Overall operating expenditures increased $1.3 million, or 7.8%.  This increase was due primarily to higher consulting costs related to the enhancement of our corporate growth strategy, S&M employee compensation and benefit costs related to an increase in headcount, and an increase in S&M and R&D share-based compensation expense, partially offset by lower marketing and sales commission costs.
Water Segment.  Water segment operating expenses increased by $0.3 million, or 4.9%.  This increase was due primarily to an increase in share-based compensation expense and consultant costs, partially offset by lower sales commission costs.
Emerging Technologies Segment.  Emerging Technologies segment operating expenses increased by $0.2 million, or 3.9%.  This increase was due primarily to an increase in research and development costs and consultant costs, partially offset by lower employee compensation costs.
Corporate Operating Expenses. Corporate operating expenses increased by $0.8 million, or 16.0%.  This increase was due primarily to higher consulting costs related to the enhancement of our corporate growth strategy and an increase in employee compensation costs.

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 25

	Nine Months Ended September 30,
	2024				2023
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$5,637	$2,908	$16,226	$24,771	$5,837	$2,976	$12,891	$21,704
Sales and marketing	11,359	5,484	1,826	18,669	9,567	4,171	1,659	15,397
Research and development	3,318	8,946	—	12,264	3,121	8,922	—	12,043
Total operating expenses	$20,314	$17,338	$18,052	$55,704	$18,525	$16,069	$14,550	$49,144
Nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023
Overall Operating Expenditures.  Overall operating expenditures increased by $6.6 million, or 13.4%.  This increase was due primarily to higher consulting costs related to the enhancement of our corporate growth strategy and an increase in employee compensation and benefit costs, recruiting costs, travel expenses, and an increase in share-based compensation expense due to modification of certain equity awards and higher severance payments, both related to the termination of certain executive-level employees, partially offset by lower marketing costs and depreciation expense.
Water Segment.  Water segment operating expenses increased by $1.8 million, or 9.7%.  This increase was due primarily to higher employee compensation and benefit costs and share-based compensation expense in S&M related to an increase in headcount to support our existing desalination operations and our growth in wastewater.  In addition, non-employee operating expenses were higher due primarily to an increase in consultant costs to support our growth in desalination and wastewater.
Emerging Technologies Segment.  Emerging Technologies operating expenses increased by $1.3 million, or 7.9%.  This increase was due primarily to higher employee compensation and benefit costs, and share-based compensation expense, both related to an increase in headcount in S&M and R&D, an increase in research and development costs, higher consultant costs, and an increase in severance cost, partially offset by lower marketing costs.
Corporate Operating Expenses.  Corporate operating expenses increased by $3.5 million, or 24.1%.  This increase was due primarily to higher employee compensation and benefit costs, and share-based compensation expense, related to an increase in headcount in G&A, an increase in recruiting costs, higher travel costs, and an increase in share-based compensation expense due to modification of certain equity awards and higher severance payments.  In addition, the increase in non-employee operating expenses was due primarily to higher consulting costs related to the enhancement of our corporate growth strategy, partially offset by lower marketing costs.

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 26

Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Interest income	$1,711	$1,083	$4,816	$2,486
Other non-operating expense, net	57	(38)	(45)	(129)
Total other income, net	$1,768	$1,045	$4,771	$2,357
The increase in “Total other income, net” in the three and nine months ended September 30, 2024, as compared to the comparable periods in the prior year, was due primarily to an increase in short- and long-term investments.
Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except percentages)
(Benefit from) provision for income taxes	$344	$518	$(699)	$(906)
Discrete items	426	357	566	986
(Benefit from) provision for income taxes, excluding discrete items	$770	$875	$(133)	$80
Effective tax rate	3.9%	5.1%	62.4%	(114.2%)
Effective tax rate, excluding discrete items	8.7%	8.6%	11.8%	10.0%
The interim period tax provision for (benefit from) income taxes is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period.  Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.  The quarterly tax provision and estimate of our annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, the applicability of special tax regimes, and changes in how we do business.
For the three and nine months ended September 30, 2024, the recognized provision for and (benefit from) income taxes, respectively, resulted from the tax projection based on the full year forecasted profit and included benefits related to the U.S. federal foreign-derived intangible income (“FDII”), federal R&D tax credit, certain permanent differences, such as share-based compensation shortfalls, and partial release of California valuation allowance.
For the three and nine months ended September 30, 2023, the recognized provision for and (benefit from) income taxes, respectively, included benefits related to the U.S. FDII and federal R&D tax credit, along with a discrete tax benefit due primarily to share-based compensation windfalls and prior years’ discrete tax benefit largely related to increased tax credits.
The effective tax rate excluding discrete items for the nine months ended September 30, 2024, as compared to the prior year, differed primarily due to lower projected R&D tax credits, increased non-deductible officer share-based compensation, and lower projected U.S. FDII benefits.

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 27

Liquidity and Capital Resources
Overview
From time-to-time, management and our Board of Directors review our liquidity and future cash needs and may make a decision to
(1) return capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing.
As of September 30, 2024, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $63.3 million that are primarily invested in money market funds and U.S. treasury securities; (ii) investment-grade short-term and long-term marketable debt instruments of $76.7 million that are primarily invested in U.S. treasury securities, corporate notes and bonds, and municipal and agency notes and bonds; and (iii) accounts receivable, net of allowances, of $31.8 million.  As of September 30, 2024, there was unrestricted cash of
$1.1 million held outside the U.S.  We invest cash not needed for current operations predominantly in investment-grade, marketable debt instruments with the intent to make such funds available for future operating purposes, as needed.  Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future.  We believe the risk of this portfolio to us is in the ability of the underlying companies or government agencies to cover their obligations at maturity, not in our ability to trade these securities at a profit.  Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.
Credit Agreement
We entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (as amended, the “Credit
Agreement”).  The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component. The maximum allowable LCs under the credit line component of the
Credit Agreement is $30.0 million.  As of September 30, 2024, we were in compliance with all covenants under the Credit Agreement.
Under the Credit Agreement, as of September 30, 2024, there were no revolving loans outstanding.  In addition, as of September 30,
2024, under the LCs component, we utilized $18.4 million of the maximum allowable credit line of $30.0 million, which included newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the previous Loan and Pledge Agreement with Citibank, N.A., which are guaranteed under the Credit Agreement.  As of September 30, 2024, there was $17.4 million of outstanding LCs.  These LCs had a weighted average remaining life of approximately 17 months.
See Note 6, “Lines of Credit,” of the Notes for further discussion related to the Credit Agreement.

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 28

Cash Flows

	Nine Months Ended September 30,
	2024	2023	Change
	(In thousands)
Net cash provided by operating activities	$11,567	$12,272	$(705)
Net cash used in investing activities	(22,171)	(18,375)	(3,796)
Net cash provided by financing activities	5,795	1,184	4,611
Effect of exchange rate differences on cash and cash equivalents	(23)	27	(50)
Net change in cash, cash equivalents and restricted cash	$(4,832)	$(4,892)	$60
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
The lower net cash provided by operating assets and liabilities for the nine months ended September 30, 2024, as compared to the prior year, was due primarily to the following factors:
•Accounts receivable and contract assets: an increase in cash provided primarily related to an increase in revenues, the timing of billings related to shipments of product or certification of installations, and collections on the account receivable balances;
•Inventory: an increase in cash used primarily related to the increase in PXs manufactured for project deliveries in the fourth quarter of 2024 and early 2025; and
•Accrued liabilities: an increase in cash used primarily related to a decrease in employee compensation and benefits, and a reduction of tax accruals.
Cash Flows from Investing Activities
Net cash used in investing activities primarily relates to sales, maturities and purchases of investment-grade marketable debt instruments, such as corporate notes and bonds, and capital expenditures supporting our growth.  We believe our investments in marketable debt instruments are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.  The higher net cash used in investing activities of $3.8 million in the nine months ended September 30, 2024, as compared to the prior year, was primarily driven by $3.8 million of net cash used for purchases of marketable debt instruments.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024, as compared to the cash provided by financing activities in the prior year, was due primarily to an increase of cash from exercises of employee stock options granted under our equity incentive plans.

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 29

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

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 30

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
As of September 30, 2024, our investment portfolio of $88.1 million, in investment-grade marketable debt instruments, such as U.S.
treasury securities, corporate notes and bonds, and municipal and agency notes and bonds, are classified as either cash equivalents or short-term and/or long-term investments on our Condensed Consolidated Balance Sheets.  These investments are subject to interest rate fluctuations and decrease in market value to the extent interest rates increase, which occurred during the nine months ended September 30,
2024.  To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of approximately eight months.  As of September 30, 2024, a hypothetical 1% increase in interest rates would have resulted in a less than
$0.4 million decrease in the fair value of our investments in marketable debt instruments as of such date.

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 31

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the
end of the period covered by this report.
Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of
September 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 32

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
Item 3 — Defaults Upon Senior Securities
None.
Item 4 — Mine Safety Disclosures
Not applicable.
Item 5 — Other Information
During the three months ended September 30, 2024, no director or officer (within the meaning of Rule 16a-1(f) under the Securities
Exchange Act of 1934, as amended) has adopted or terminated any Rule 10b5-1 trading arrangement and/or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Energy Recovery, Inc. | Q3'2024 Form 10-Q | 33

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

ENERGY RECOVERY, INC.

Date:	October 30, 2024	By:	/s/ DAVID W. MOON
David W. Moon
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2024	By:	/s/ MICHAEL S. MANCINI
Michael S. Mancini
Chief Financial Officer
(Principal Financial Officer)