Form 10-K
period 2024-12-31
Energy Recovery, Inc.
filed 2025-02-26
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑
The aggregate market value of the voting stock held by non-affiliates amounted to approximately $748 million on June 30, 2024.
The number of shares of the registrant’s common stock outstanding as of February 20, 2025 was 54,955,305 shares.
DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2025 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K)

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | FLS 1

Forward-Looking Information
This Annual Report on Form 10-K for the year ended December 31, 2024, including Part II, Item 7, “Management’s Discussion and
Analysis of Financial Condition and Results of Operations” (the “MD&A”), contains forward-looking statements within the “safe harbor”
provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.
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
•our belief that the Ultra High-Pressure PX addresses key challenges, such as energy intensity and environmental impacts associated with treating wastewater;
•our belief that the Ultra High-Pressure PX can help make RO the preferred treatment option to achieve zero and minimum liquid discharge (“ZLD” and “MLD”, respectively) requirements by enhancing RO’s affordability and efficiency compared to thermal treatment options;

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
•our belief that our PX G1300™ can contribute to help make CO2-based refrigeration more economically viable in a broader range of climates;

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | FLS 2

•our expectation that we will initially sell our PX G1300 to a variety of customers, such as to the OEMs themselves, potentially directly to end user supermarket chains or industrial sites, or to contractors who may retrofit our technology onto existing systems, and once the PX G1300 is established, our belief that our sales process will evolve to primarily selling through OEMs;

•our belief that competitive technologies to the PX G1300 could arise as CO2-based refrigeration systems become more prevalent;
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
•our belief that the scale of the environmental impact from the use of our solutions;
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

•our expectation of increased sales and lower marketing expenditures for 2025;
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

You should not place undue reliance on these forward-looking statements.  These forward-looking statements reflect management’s opinions only as of the date of the filing of this Annual Report on Form 10-K.  All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part I, Item 1A, “Risk Factors,” and are based on information available to us as of February 26, 2025.  We assume no obligation to update any such forward-looking statements.  Certain risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements.  These forward-looking statements are disclosed from time to time in our Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), as well as in Part I, Item 1A, “Risk Factors,” within this Annual Report on Form 10-K.
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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | FLS 3

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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 1

PART I
Item 1 — Business
Overview
Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “we”, “our” and “us”) is a trusted global leader in energy efficiency technology.  We design and manufacture reliable, high-performance solutions that generate cost savings, increase energy efficiency, and reduce carbon emissions across several industries.  With a strong foundation in the desalination industry, we have delivered transformative solutions that have increased operational efficiency and environmental sustainability to our customers for more than 30 years.
We have been incorporated in the state of Delaware since 2001.  Our corporate headquarters, principal research and development
(“R&D”), and manufacturing facility is located in San Leandro, California.  In addition, we have manufacturing and warehouse space in Tracy,
California.  We have a global direct sales team and on-site technical support staff to service customers in the United States of America (the
“U.S.”), Europe, North, South and Latin America, the Middle East, Northern Africa, and Asia.
Sustainability
Our technology harnesses the powerful combination of performance and energy efficiency to deliver operational profitability and help our customers achieve environmentally sustainable operations.  As such, we are committed to measuring and managing our own operational impact, as well as producing high-quality energy recovery devices for our customers.  While sustainability has always been central to our business, five years ago we embarked on our formal sustainability journey to turn the lens on ourselves and provide our stakeholders with further transparency around our company.  Our integrated sustainability strategy includes a dedicated sustainability team, internal sustainability initiatives focused on key goals with measurable targets, and sustainability solutions for our customers.
In 2021, we set our first sustainability goals and have since achieved nearly all of our original targets.  With many of our earlier goals now achieved and retired, it was time to re-evaluate our sustainability priorities and ensure continued alignment with our corporate growth strategy.  Beginning in 2023, we surveyed and interviewed investors, employees, and customers to ensure our sustainability strategy remains aligned with the evolution of our business.  The results of this assessment process and our updated sustainability priorities were published in
November 2024.
Our sustainability goals, which we believe are highly influential to our business, focus on four sustainability topics – Employees,
Innovation & Opportunity, Product Safety & Performance, and Operational Impact & Management.  These topics were identified by our management team and our stakeholders as material to our company’s ability to create value.  We believe our goals provide us with a strategic roadmap to become a more sustainable and resilient business, and hold us accountable as we strive to be a responsible corporate citizen.
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
Product Safety & Performance. We uphold the trust of the industries we serve by meticulously manufacturing products that not only deliver exceptional performance and generate significant value, but also demonstrate reliability and safety.  At our core, we aim to design and manufacture high-quality innovative products that deliver significant value to customers and help foster environmentally sustainable operations.
Operational Impact & Management.  In 2022, we introduced a goal to reduce our scope 1 and 2 greenhouse gas emissions intensity by 65% by 2026.  Alongside this goal, we are also formalizing our efforts to decrease our operational waste and water consumption.  These goals are designed to improve the sustainability of our own operations, create a more efficient manufacturing process, and reduce our expenses.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 2

Detailed disclosures on our sustainability performance can be found in our 2023 Sustainability Report, which is available for download on our website at: https://energyrecovery.com/sustainability/.  We have included this website address only as an inactive textual reference and do not intend it to be an active link to our website.
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
Our pressure exchanger technology acts like a fluid piston, efficiently transferring energy between high- and low-pressure liquid or gas through continuously rotating ducts.  Key to the operation of a pressure exchanger is the micron-level clearances between the rotor and the pressure exchanger’s stationary components, including the sleeve and the end covers.  Fluid circulating within this clearance acts as a lubricated bearing, minimizing frictional losses and wear for an extremely efficient exchange of pressure energy.

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

Pressure is exchanged continuously as the rotor spins at high speed

The original product application of our pressure exchanger technology, the PX® Pressure Exchanger® (“PX”) energy recovery device was a major contributor to the advancement of seawater reverse osmosis desalination (“SWRO”) globally, addressing “energy intensity”, which is a key pain point for the industry.  The PX, which we believe is today’s industry standard in energy recovery in desalination, establishes a value proposition by reducing energy use by up to 60% in SWRO facilities.  It is this significant savings that allowed SWRO to supplant thermal desalination as today’s desalination technology of choice.  The PX, which uses no electricity, operates at up to 98%
efficiency and is designed to operate with no scheduled maintenance.  Today we continue to push the boundaries of our core technology to handle different operating environments and industrial applications, such as wastewater and carbon dioxide (“CO2”) refrigeration, and deliver reliable, high-performance solutions that generate cost savings and increase energy efficiency for our customers.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 3

Water Treatment
Markets
The need for clean water and energy optimization around the world is intensifying, driven by population growth, industrialization, rapid urbanization, pollution, and climate change.  Apart from seasonal variations, the attainable supply of fresh water generally remains fixed and is already decreasing in some geographic areas, as we believe that the reliability of rainfall grows more erratic in many geographies, water levels drop in rivers and aquifers, and rising oceans encroach on historically fresh water sources near the coasts. It has been projected by the United Nations General Assembly that by 2030, global freshwater demand will exceed freshwater supply by 40%. These trends make the markets we serve, such as desalination and wastewater treatment, increasingly critical to meet growing global water demand.  Our goal is to lower the costs and environmental impact associated with water production and treatment in the desalination and wastewater markets, respectively.  In addition, we help our customers and the end user in their sustainability compliance goals.
Reverse osmosis (“RO”) is the preferred technology in the vast majority of desalination facilities and growing in importance in wastewater applications.  As an industry leader in energy recovery devices, we deliver efficient, scalable solutions for recovering otherwise wasted energy in the RO process, thereby helping our customers lower their operating costs and reduce carbon emissions.
Desalination
Worldwide seawater desalination plants using our products produce over 35 million cubic meters of water per day (“m3/day”).  As water scarcity grows in communities across the globe, we are proud of our impact in enabling more affordable, sustainable access to this vital resource.
Typical Process Flow Diagram
*  Main pump size reduced by up to 60% compared to a SWRO process not using any energy recovery device.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 4

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
Seawater desalination has been our primary market for revenue generation, and brackish water applications are an emerging area of potential growth.  These markets range from small, decentralized desalination plants, such as those used in cruise ships and resorts, to large-scale project (“megaproject”) desalination plants, defined as those which produce over 50 thousand m3/day.  Because of the geographical location of many significant water desalination projects, geopolitical and economic events can influence the timing of expected projects.  We anticipate that markets traditionally not associated with desalination, such as the U.S., China and certain countries in Europe and North Africa, will develop and provide further revenue growth opportunities.
Both seawater and brackish market opportunities are represented by newly constructed (“greenfield”) and existing (“brownfield”) water treatment projects.  These opportunities include retrofits, upgrades, and plant expansions, that either operate without an energy recovery device or utilize alternative energy recovery device technologies.  The large-scale greenfield market has been the key market for our water business and represents projects that are typically public in nature and involve a formal tendering process; while smaller projects, may be private in nature, may or may not involve a formal tendering process.  Typical brownfield facilities face higher energy consumption and reduced plant availability due to legacy technologies, aging or outdated equipment, and include improvements to existing operations, equipment upgrades and potential expansions of existing capacity.
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
Wastewater
The wastewater market has more variety and covers a wide range of industries, such as discharges from heavy manufacturing, textile production, chemical processing, mining operations, and municipal plants, and geographies.  As governments across the globe increase their focus on water conservation, reusing, recycling, and limiting the amount of pollution, they are establishing more stringent requirements for wastewater treatment to maximize water recovery, and to comply with growing freshwater withdrawal and discharge regulations.  Zero or minimum liquid discharge (“ZLD” and “MLD”, respectively) applications are being observed in countries throughout the world.  We expect this trend to continue to expand as we observe the implementation of regulations on the discharge of wastewater effluents as the world responds to the growing gap between water availability and demand while focusing on minimizing and/or eliminating pollution from these industries.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 5

Energy Recovery Devices Utilized During Each Stage in the Treatment Train
As climate change becomes the focus of many countries, governments around the world are increasing their regulations on sustainability as well as providing voluntary incentives.  Many municipal and industrial industries are adopting more sustainable water reuse practices to reduce their reliance on existing water resources, as well as to market their sustainability performance to the public and their pro-
active risk management to their investors. Sectors such as automotive, including electric vehicles, chemicals, pulp and paper, textiles, semiconductors, and other heavy industries are often large water consumers.  Their water usage can compete with municipal and agricultural water resources, further straining potable water supply in areas already struggling with water scarcity.
A variety of RO technologies may be utilized in the wastewater applications where our energy recovery solutions are applicable.  Such processes are typically multi-staged, with each stage increasing in pressure as the wastewater is filtered to recover clean water from a wastewater stream and concentrate pollutants to a level where they can be economically utilized or safely disposed, rather than discharged into the environment.  Our energy recovery solutions, such as our hydraulic turbochargers, low-pressure PX, and our Ultra High-Pressure PX, can be applied to each of these stages.
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
We also see a similar technology conversion in the wastewater market.  Thermal technologies have been the technology of choice for
RO systems seeking to maximize the removal of waste from the water used in the manufacturing process, such as in ZLD processes, where all water is recovered and contaminants are reduced to solid waste, and MLD processes, where near-ZLD processes produce small volumes of liquid waste.  Similar to seawater desalination, thermal technologies are an energy- and cost-intensive method for cleaning water in these discharge processes, with up to 50% of costs typically stemming from thermal treatments.  Adopting ultra high-pressure reverse osmosis
(“UHPRO”) treatment methods to achieve ZLD and MLD objectives moves the cost of these thermal technologies further downstream.  Our
PX U Series pressure exchangers further reduce wasted energy of the UHPRO process by returning pressure energy to the system, ultimately reducing overall energy costs and potentially lowering capital expenditures.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 6

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
High-Pressure PX Pressure Exchanger.  Our highly efficient PX Pressure Exchanger family of energy recovery devices delivers unmatched energy savings for water treatment systems.  We offer a variety of sizes defined by the flow and pressure  requirements of the system ranging as low as 20 and up to 400 gallons per minute (“gpm”) (as low as 4.5 and up to 90.8 cubic meters of water per hour (“m3/h”)) per device at pressures between 400-1200 pounds per square inch (“psi”)
(28-84 kilograms per square centimeter (“bar”)); however, our customers can design their energy recovery systems to achieve unlimited capacities by installing an array of  PXs in parallel.
Small and large desalination projects around the world rely on our range of PXs to achieve optimal operations and maximum energy savings, and we believe the scalability and versatility of our PX can achieve similar success in the emerging wastewater markets we are targeting.
Ultra High-Pressure PX.  Our Ultra High-Pressure PX energy recovery device, which we believe, addresses key challenges, such as energy intensity and environmental impacts associated with treating wastewater in a variety of water treatment applications.  Designed with the pressure exchanger technology that powers our flagship high pressure PX, the
Ultra High-Pressure PX, functions similarly to our PX but can withstand higher pressures.  We offer a variety of sizes defined by the flow and pressure requirements of the system ranging as low as 10 and up to 250 gpm (or as low as
2.3 and up to 56.8 m3/h) per device at pressures between 1200-1800 psi (84-126 bar); however, by installing an array of
PXs in parallel, our customers can design their energy recovery system to achieve unlimited capacities.
While reverse osmosis adoption in wastewater treatment is growing, we believe our Ultra High-Pressure PX can help accelerate further adoption of reverse osmosis in the growing zero and minimum liquid discharge markets by enhancing
RO’s affordability and efficiency compared to thermal treatment options, similar to the impact of our PX in the seawater desalination market.
Low-Pressure PX.  Products in this family are ideal for municipal and industrial potable water reuse applications that deploy low-pressure RO stages such as municipal wastewater reuse applications.  We offer a variety of sizes defined by the flow and pressure requirements of the system ranging as low as 30 and up to 260 gpm (or as low as 6.8 and up to
59.0 m3/h) per device at pressures between 80-400 psi (6-28 bar); however, by installing an array of PXs in parallel, our customers can design their energy recovery system to achieve unlimited capacities.
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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 7

Pumps.  RO requires specialized high-pressure membrane feed and, in pressure exchanger applications, high-pressure circulation pumps.  We manufacture and/or supply specialized high-pressure feed and circulation pumps for only a portion of the markets served by our energy recovery solutions.  Our high-
pressure feed pumps are designed to pressurize the membrane feed flow and overcome the osmotic pressure requirements of the feed water resulting in the production of desalinated water.  Our high-pressure circulation pumps are designed to circulate and control the high-pressure flow through our PX and to compensate for small pressure losses across the membranes, PX and associated process piping in many desalination and wastewater applications.
Sales and Marketing
Our strategically located direct sales force offers our products through capital sale to our customers around the world.  We maintain a sales and service footprint in strategic territories to handle desalination activities, such as in the U.S., China, India, Latin America, Spain,
Saudi Arabia, the United Arab Emirates, and countries in North Africa, allowing rapid response to our customers’ needs.  In addition, we are expanding our team to handle the growing wastewater from industrial plants in the U.S., China, India, South America, and Taiwan.  Our team is comprised of individuals with many years of desalination and wastewater treatment industry expertise.  Aligned to the geographic breadth of our current and potential future customers, our product marketing approach includes a strategic presence at water industry events across various regions.  In addition, we leverage our industry and market intelligence to develop new solutions and services that can be adopted by our growing customer base.
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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 8

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
Seasonality
Desalination or wastewater revenue occurs throughout a calendar year and are based on project timing and size.  We often experience substantial fluctuations in desalination or wastewater revenue from quarter-to-quarter and from year-to-year primarily due to the timing and execution of our MPD shipments, which can also vary from year to year.
Emerging Technologies
We are leveraging our pressure exchanger technology platform to develop new product applications and diversify into new industries.
We continue to push the limits of what our pressure exchanger technology can do, which we believe will unlock new commercial opportunities in the future.
CO2
The global refrigeration and heating industries are major contributors to greenhouse gas emissions, of which the leakage of hydrofluorocarbon (“HFC”) refrigerants within these closed systems is the leading cause.  HFCs have been recognized as a significant contributor to global warming, up to thousands of times more potent than CO2 used as a refrigerant. Global regulations are pushing the refrigeration and heating industries to transition away from incumbent HFCs to lower global warming potential (“GWP”) natural refrigerants.
CO2 used as a refrigerant is a climate-friendly alternative to greenhouse gas-emitting HFCs and has been the natural refrigerant of choice for decades in Europe and Japan, where tens of thousands of CO2 implementations have occurred to date.  CO2-based refrigeration systems for commercial and industrial applications are safe, sustainable, and commercially available; however, a CO2-based refrigeration system can also consume significant amounts of electricity, especially in warm environments, making them expensive to operate.  We believe our PX G1300®, which uses proven pressure exchanger technology to improve CO2-based refrigeration system performance, can contribute to solving this challenge and help make CO2-based refrigeration more economically viable in a broader range of climates.  When integrated into new or existing systems, the PX G1300 can reduce compressor workload to increase cooling capacity, system stability, and energy efficiency.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 9

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
3.Operating Costs Savings.  The PX G1300 can help lower the costs of water usage and maintenance by reducing the reliance on an adiabatic gas cooler system.
The magnitude of each of these value propositions, or lack thereof, will greatly depend on the geographic location of a refrigeration system and temperature ranges that location experiences, the cost of energy at that location, the specific architecture of the refrigeration system itself and possibly other parameters.
Channels and Customers
CO2 sales are reported under our OEM sales channel.  This includes direct sales to commercial or industrial customers, such as supermarket chains, cold storage facilities, and other industrial users, and sales to intermediaries, such as refrigeration system installers or refrigeration OEMs, to whom we sell the PX G1300 and associated services for inclusion in these customers’ new installation or retrofit of existing systems.
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
In 2024, we continued to increase our commercialization efforts in the U.S. and in Europe. Initially, we sold the PX G1300 to a variety of customers, such as directly to an end user supermarket chain and OEMs.  Now, after partnering with OEMs, we have made tremendous progress towards full commercialization.  Through field trials, the OEMs have been able to provide us significant feedback on the PX G1300´s real world operations, ease of installation, value proposition, such as energy savings, an increase in refrigeration capacity and lower operational costs, and customer acceptance, all of which greatly increases the success rate of commercialization of the PX G1300.  We believe that once the PX G1300 is established in the market, our sales process will organically evolve.  We expect to primarily sell through
OEMs, who in turn build and install refrigeration systems at sites maintained by end users.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 10

Competition
The concept of energy recovery is a new one in the refrigeration industry.  Therefore, unlike in our water markets, there is no direct analogous competitor to our pressure exchanger technology.  However, there are a variety of cost saving methods, such as parallel compression plus ejector and parallel compressors, as well as alternative devices, such as adiabatic gas coolers, that refrigeration manufacturers may try to introduce into their configurations to reduce energy consumption within their CO2-based refrigeration systems.
These cost saving methods include utilizing novel system architectures, new and improved equipment or materials, ejectors or other energy recovery devices, and/or other technologies that could improve energy efficiency.  These cost savings methods may or may not be compatible with the PX G1300.  As CO2-based refrigeration systems become more prevalent, we believe competitive technologies and devices could arise.  However, we believe that the PX G1300 is the best value proposition in the market today.
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
These test loops, which are a major driver of our water usage, have been modified to allow us to recycle a large proportion of the water used in these testing cycles.  Our efforts to measure and manage our impact will continue to evolve as our business grows.
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
We are applying our pressure exchanger technology in new and important ways, building new products to accelerate environmental sustainability across more industries.  Our investments into R&D are focused on (1) advancing our solutions to better service historical markets, such as desalination; (2) applying our pressure exchanger technology to additional markets, such as the wastewater and CO2 markets; and (3) fundamental research into new applications of our pressure exchanger technology in existing and new verticals.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 11

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
Our engineering team, many of whom carry accreditation from world-recognized engineering organizations, specialize in a range of technical fields critical to support our current product lines and advance our incubation initiatives, including core engineering competencies of fluid mechanics, solid mechanics with expertise in computational fluid dynamics and finite element analysis, bearings design (roller-element, hydrostatic, and hydrodynamic), multi-phase flow, dynamics and controls, acoustics and vibrations, tribology, material science and coatings, pumps and turbines, turbo-machinery, and rotating equipment.
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
We have registered the following trademarks with the United States Patent and Trademark office: “ERI,” “PX,” “PX Pressure
Exchanger,” “Pressure Exchanger,” “Ultra High-Pressure PX,” “PX PowerTrain,” “PX G1300,” and the Energy Recovery logo.  We have also applied for and received registrations in international trademark offices.
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
In November 2024, we announced a restructuring plan in order to lower our operating cost structure, and to position us for profitable growth, which included a reduction in workforce.  We expect the implementation of the restructuring plan will be substantially completed by the end of the first quarter of fiscal year 2025.  See Note 4, “Other Financial Information - Restructuring,” of the Notes for further discussion on our restructuring activities.
As of December 31, 2024, we had 254 full-time employees, of which, after our restructuring plan concludes, we expect to have
216 full-time employees.  Our full-time employees represent approximately 100% of our staffing, and include both permanent and leased employees.  Our leased employees include sales and service agents worldwide, and IT support.  Our employees are not unionized, and we consider our relations with our employees to be good.
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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 12

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
We strive to keep our employees well informed through various engagement activities.  Our engagement efforts include all-employee town hall meetings, informational meetings, which includes our executive staff meeting with small groups of employees in an informal setting, through which we aim to increase transparency and promote a culture of open communication, product and manufacturing training, where we help our employees to understand our product and the process to manufacture these products, and newsletters.  Our values and ethics serve as the guiding force through which we proactively maintain the highest standards of business conduct.
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
Our compensation and benefit programs are designed to recognize our employees’ contributions to value, ingenuity and business results, including variable pay, which rewards each employee for the Company’s and individual’s performance.  All full-time and full-time equivalent employees, where allowed, are included in our stock-based equity incentive program, and are offered health and welfare benefits, mental wellness programs, development programs and training courses.  In addition, our employees are afforded the opportunity to give back to our communities through donations of time and money through our company sponsored programs.
Workplace Health and Safety
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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 13

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
Our Water segment faces competition from a number of companies that offer competing energy recovery solutions.  If any of these companies produce superior products or offer their products at substantially lower prices, our competitive position in the market could be harmed and our revenues may decline.
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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 14

A sustained downturn in the economy or global unrest could impact the future of new, and the retrofit of existing, desalination plants, and the treatment of various wastewater verticals, which could result in decreased demand for our water products and services.
The demand for our water products and services depends primarily on the continued construction of new large-scale desalination plants, the retrofit of existing plants, and the construction of wastewater treatment facilities, particularly in the countries that are part of the
Gulf Cooperation Council, China, Taiwan and India.  Weak economic conditions, inflation and global uncertainty including the continuing conflicts in Ukraine and many parts of the Middle East may have a negative economic impact on these and other countries, which may impact the levels of spending on, timing of, delays to, and availability of, project financing for new desalination and retrofit plant projects.  The inability of our customers to secure credit or financing for these projects, may result in the postponement or cancellation of these projects.  In addition, the change in government priorities and/or their reduction in spending for water treatment projects could result in decreased demand for our products and services, which could have an adverse effect on our business, financial condition or results of operations.
We may not be successful in developing suitable market adoption for our products in the wastewater market.
We have introduced a number of products designed specifically for the wastewater market in the last few years, including the Ultra
High-Pressure PX family of products and the low pressure PX. While we have enjoyed some initial market adoption in certain key markets, the wastewater market continues to evolve and covers a wide range of industries and geographies, and utilizes a variety of RO technologies.
While we believe our products can be a potential solution to these different applications, there is no guarantee that we will continue to be successful in developing market adoption of our wastewater products.  While countries like China and India are beginning to mandate zero or minimum liquid discharge (“ZLD” and “MLD”, respectively) requirements for specific industries, in many parts of the world there are no regulations or minimal regulations for treating wastewater.  Accordingly, end users in other parts of the world with no or minimal regulations may not be willing to implement wastewater treatment at all or, if they do plan to implement a wastewater treatment program, they may select a competitive or alternative wastewater treatment technology.  Similar to the desalination market, there are many competitors and competitive products that can service wastewater industries that do not include RO technologies or utilize our products.  These competitors may have existing relationships with end users, greater name recognition, and/or significantly greater financial, technical, marketing and other resources that may make it challenging for us to compete in this industry.  As a result of the foregoing, we may not be able to successfully develop our wastewater business, develop any market share, or win any large contracts, which would affect our business, operating results and financial condition.
Risks Related to our Emerging Technologies Segment
We may not be able to successfully compete in the CO2-based refrigeration system market.
For the past decade, the global commercial and industrial refrigeration industry has been shifting away from HFC-based refrigerants to natural refrigerants, such as CO2-based refrigerants in response to the global HFC-based refrigerant phase-down and subsequent environmental regulations.  We introduced the PX G1300 energy recovery device for use in CO2-based refrigeration systems in 2021 and continue to work on developing market adoption of this new technology.  While interest in the PX G1300 has been positive, there is no guarantee that we will ultimately be successful in generating sustained interest and, more importantly, adoption of our technology on a timeline necessary to meet our goals, or at all.  The global commercial and industrial refrigeration industry can be slow to adopt new technologies and alternative technologies or new refrigerants may emerge, which may slow the adoption of the PX G1300.  In addition, we may encounter new technological challenges that we will need to solve in order to achieve adoption of the technology.  The global commercial and industrial refrigeration industry is also saturated with very large, established companies who have greater experience and resources and may provide cost saving methods that utilize novel system architectures, new and improved equipment or materials, ejectors and/or other energy recovery devices, all or some of which could improve energy efficiency that compete against the PX G1300.  If we are unable to solve any technological challenges, generate and sustain sufficient interest for our CO2-based refrigeration technology, we may not be able to successfully compete in the CO2-based refrigeration market, which could have an adverse effect on our CO2 business, and our
Emerging Technologies segment financial condition or results of operation.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 15

Our expected future development of the next generation of the PX G1300 may not be completed as anticipated and/or may not meet our expectations.
We are currently working on the next generation of the PX G1300.  If the project timeline is not completed as anticipated, or if the development of the next generation of the PX G1300 does not meet the expected goals, or if we experience unanticipated problems, we may incur a reduction in our forecasted revenues or market share.  In addition, any delays may adversely affect our competitive position and could have a material adverse effect on our business.
We may not be able to develop future new technologies successfully.
We have made a substantial investment in R&D and sales and marketing to execute our diversification strategy into new and existing fluid flow markets, including our recent commercial refrigeration products.  While we see diversification as core to our growth strategy, there is no guarantee that we will be successful in our efforts.  Our model for growth is based in part on our ability to initiate and embrace disruptive technology trends, to enter new markets, both in terms of geographies and product areas, and to drive broad adoption of the products and services that we develop and market.  Our competitive position and future growth depend upon a number of factors, including our ability to successfully: (i) innovate, develop and maintain competitive products, and services to address emerging trends and meet customers’ needs,
(ii) defend our market share against current and any future competitors, (iii) enhance our product and service offerings by adding innovative features or disruptive technologies that differentiate them from those of our competitors and prevent commoditization, (iv) develop, manufacture and bring compelling new products and services to market quickly and cost-effectively, (v) attract, develop and retain individuals with the requisite innovation and technical expertise and understanding of customers’ needs to develop new technologies, products and services, and (vi) continue to invest in manufacturing, R&D, engineering, sales and marketing, and customer support.  Any inability to execute this model for growth could damage our reputation, limit our growth, and negatively affect our operation results.  In addition, profitability, if any, in new industrial verticals may be lower than in our Water segment, and we may not be sufficiently successful in our diversification efforts to recoup investments.  The failure of our technologies, products or services to maintain and gain market acceptance due to more attractive offerings, or customers’ slower-than-expected adoption of, and investment in, our new and innovative technologies could significantly reduce our revenues or market share and adversely affect our competitive position.
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
Material variations to our forecasted MPD project delivery timeline in the fourth quarter of a fiscal year may have a substantial negative impact on our annual operating results and financial condition.  Each of our MPD contracts generally has a minimum dollar value of approximately $1.0 million, with larger MPD contracts exceeding $10.0 million.  We generally recognize revenue under MPD contracts when control of the promised goods or services is transferred to our customers. If 1) delivery is cancelled, postponed or otherwise delayed beyond the end of the fourth quarter; or 2) if control of the promised goods or services is transferred beyond the end of the fourth quarter; we will not be able to recognize that revenue for the fiscal year.  For example, in fiscal year 2024, we forecasted over 40% of our annual net revenue to be realized in the fourth quarter.  Had we experienced unforeseen delivery cancellations, postponements or other delays due to project cancellations, project delays, transportation or other shipping delays, or other adverse events would have prevented delivery in the fourth quarter, it is unlikely we would have had sufficient time to make up such revenue shortfall.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 16

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.  As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.
Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our energy recovery products.  This education process can be time-consuming and typically involves a significant product evaluation process which is particularly pronounced when dealing with product introduction into new fluid flow industrial verticals. For example, in our Water segment, the average Water segment sales cycle for our international MPD customers, which are involved with larger desalination plants, typically ranges from 16 to 36 months, and may exceed 36 months from time-to-time, and the average sales cycle for our OEM customers, which are involved with smaller desalination plants, ranges from one to 16 months, and may exceed 16 months from time-to-time.  These long sales cycles make revenue predictions difficult and results in our expending significant resources well in advance of orders for our products, which may cause our operating results to fluctuate and may adversely affect our financial condition.
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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 17

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
We may not generate positive returns on our research and development and our corporate growth strategy.
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
Our corporate growth strategy provides a roadmap for overall growth of our Company, including certain product introduction timelines, market opportunities and operating cost measures.  While we believe that this roadmap prepares us for the future growth and longevity of our
Company, we cannot be assured that all aspects in our corporate growth strategy will result in a favorable impact.  Accordingly, actual implementation of our corporate growth strategy may vary from the original roadmap, and the variations may be material.  In light of the foregoing, our corporate growth strategy, and/or subsequent changes to our corporate growth strategy, could have an adverse effect on our business, financial condition, or results of operations.
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
In addition to the IP litigation risks discussed below, we may become involved in the future in various commercial and other disputes as well as related claims and legal proceedings that arise from time to time in the course of our business.  See Note 7, “Commitments and
Contingencies – Litigation,” of the Notes for information about certain legal proceedings in which we are involved.  Our current legal proceedings and any future lawsuits to which we may become a party are, and will likely be, expensive and time consuming to investigate, defend and resolve, and will divert our management’s attention.  Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could have an adverse effect on our business, financial condition, or results of
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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 18

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
We operate on a global basis with offices or activities in North, South and Latin America, Middle East and Africa, Asia, and Europe.
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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 19

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
Increasingly regulators, customers, investors, employees and other stakeholders are focusing on sustainability matters.  Concern over climate change can result in new or additional legal or regulatory requirements designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment, such as taxation of, or caps on the use of, carbon-based energy.  While we have certain sustainability initiatives, there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust.  There can be no assurance that we will be able to attain any announced goals related to our sustainability program, as statements regarding our sustainability goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all.  Actual or perceived shortcomings with respect to our sustainability initiatives and reporting can impact our ability to hire and retain employees, increase our customer base, or attract and retain certain types of investors.  Any such new or additional legal or regulatory requirements may increase the costs associated with, or disrupt sourcing, manufacturing and distribution of, our products which may adversely affect our business and financial statements.
In addition, parties are increasingly focused on specific disclosures and frameworks related to sustainability matters.  Collecting, measuring, and reporting sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact, including on our reputation and stock price.  Inadequate processes to collect and review this information prior to disclosure could be subject to potential liability related to such information.
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
•spending cash and incurring debt;
•assuming contingent liabilities; and
•creating additional expenses.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 20

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
We face risks arising from the restructuring of our operations and uncertainty with respect to our ability to achieve any anticipated cost savings associated with such restructuring.
During the fourth quarter of fiscal year 2024, we implemented a restructuring plan which included reductions in workforce in all functions of the organization, primarily in our San Leandro location, in order to lower our operating cost structure, and to position us for profitable growth.  Charges related to such actions may harm our profitability in the periods incurred.
Restructuring program actions, which include a reduction in workforce, may present a number of significant risks that could have a material adverse effect on our operations, financial condition, results of operations, cash flow, or business reputation, including:
•incurrence of additional costs in the short-term, including workforce reduction costs, training of employees or third-party resources, and charges relating to consolidation of excess facilities;
•actual or perceived disruption of service or reduction in service levels to our customers;
•potential disruption of manufacturing of product to satisfy our contractual commitments;
•potential adverse effects on our internal control environment and inability to preserve adequate internal controls relating to our general and administrative functions;
•actual or perceived disruption to customers, suppliers, distribution networks and other important operational relationships and the inability to resolve potential conflicts in a timely manner;
•diversion of management’s attention from ongoing business activities and strategic objectives;
•failure to maintain employee morale, damage to company culture and an increase in employment claims;
•employee attrition beyond planned reductions and workforce transitions, including inadequate transfers of knowledge; and
•damage to our reputation as an employer, which could make it more difficult for us to hire new employees in the future.
Because of these and other factors, some of which may not be entirely within our control, we may not fully realize the purpose and anticipated operational benefits, efficiencies or cost savings of any productivity actions in the expected timelines, or at all, and, if we do not, our business and results of operations may be adversely affected.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 21

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
political climate, political unrest internationally, and conflicts in Europe and the Middle East, have created global economic and political uncertainty, and have impacted demand for certain of our products.  While the impact and longevity of these factors remain uncertain, we are constantly evaluating the extent to which these factors will impact our business, financial condition, or results of operations.  Over the long-
term, demand for our energy recovery devices could correlate to global macroeconomic and geopolitical factors.  Any disruption to the economic factors and regulations in these regions, which remain uncertain, may adversely affect our results of operations and financial condition.
In addition, there is uncertainty as to the position the U.S. will take with respect to world affairs.  This uncertainty may include such issues as the U.S. support for existing treaty and trade relationships with other countries, including, notably, China, Mexico and Canada.  This uncertainty, together with other recent key global events, such as recently enacted currency control regulations and tariff regimes in or against China, Mexico and Canada, ongoing terrorist activity, and hostilities in the Middle East, may adversely impact (i) the ability or willingness of non-U.S. companies to transact business with U.S. companies, including with us; (ii) our ability to transact business in other countries, including the Middle East, where many of the water megaprojects are planned; (iii) regulation and trade agreements affecting U.S.
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
We make significant efforts to maintain the security and integrity of our information technology systems and data.  Despite significant efforts to create security barriers to such systems, it is virtually impossible for us to entirely mitigate this risk.  We have implemented additional enhanced security features and monitoring procedures and continue to closely monitor our cybersecurity risks.  There is a risk of industrial espionage, cyberattacks, such as LOG4J, misuse or theft of information or assets, or damage to assets by people who may gain unauthorized access to our facilities, systems, or information.  Such cybersecurity breaches, misuse, or other disruptions could lead to the disclosure of confidential information, improper usage and distribution of our IP, theft, manipulation and destruction of private and proprietary data, and production downtimes.  Although we actively employ measures to prevent unauthorized access to our information systems, preventing unauthorized use or infringement of our rights is inherently difficult.  These events could adversely affect our financial results and any legal action in connection with any such cybersecurity breach could be costly and time-consuming and may divert management’s attention and adversely affect the market’s perception of us and our products.  In addition, we must frequently expand our internal information system to meet increasing demand in storage, computing and communication, which may result in increased costs.  Our internal information system is expensive to expand and must be highly secure due to the sensitive nature of our customers’ information that we transmit.  Building and managing the support necessary for our growth places significant demands on our management and resources.  These demands may divert these resources from the continued growth of our business and implementation of our business strategy.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 22

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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 23

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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 24

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance.  Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.  For example, the Tax Act, the Coronavirus Aid, Relief, and Economic
Security Act, and the Inflation Reduction Act, enacted many significant changes to the U.S. tax laws.  Future guidance from the U.S. Internal
Revenue Service (the “IRS”) and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation.  The incumbent administration and Congress periodically make and propose tax law changes, some of which could have an adverse effect on our operations, cash flows, and results of operations, and contribute to overall market volatility.  In addition, it is uncertain if and to what extent various states will conform to federal tax legislation.  Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the
Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
The U.S. Congress and Incumbent Administration may make substantial changes to fiscal, regulation and other federal policies that may adversely affect our business, financial condition, operating results and cash flows.
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
We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation.  There is currently uncertainty about the future relationship between the U.S. and various other countries with respect to trade practices. The incumbent administration has proposed the implementation of a number of tariffs on products produced from countries, which could, if enacted into law, increase the cost of certain raw materials and components we import into the U.S.  In addition, certain countries have enacted retaliatory tariffs, which could significantly increase the cost of our products shipped into those countries.
Accordingly, it is difficult to predict how such actions may impact our business operations, such as our supply chain from our vendors and sales to our customers on which we are substantially dependent, that are located in various countries at risk for escalating trade disputes and retaliatory tariffs.  Any resulting trade wars could have a significant adverse effect on world trade and could adversely impact our revenues, gross margins and business operations.
Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability and cash flows.
We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required to be made in determining our worldwide provision for income taxes.  Changes in estimates of projected future operating results, changes in tax laws, loss of deductibility of items, changes in the source of income, amount and location of R&D spending, limitations on our ability to utilize tax net operating losses in the future or changes in assumptions regarding our ability to generate future taxable income could result in significant increases to our tax expense and liabilities that could adversely affect our financial condition and profitability.  In addition, we are subject to ongoing tax audits in various jurisdictions.  In connection with these audits (or future audits), tax authorities may disagree with our estimates or other matters and assess additional taxes.  For example, we are under a federal income tax audit by the IRS, for fiscal year 2021 (the “2021 Tax Audit”).  The 2021 Tax Audit is ongoing with no proposed adjustments by the IRS to date.  We do not expect a preliminary resolution of the 2021 Tax Audit to be reached during the next six months.  While we regularly assess the likely outcome of the
2021 Tax Audit in order to determine the appropriateness of our tax provision, tax audits are inherently uncertain and an unfavorable outcome could occur.  As a result, the ultimate resolution of the 2021 Tax Audit, changes in tax laws or tax rates, and the ability to utilize our deferred tax assets could materially affect our tax provision, net income and cash flows in future periods.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 25

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
We cannot guarantee that our share repurchase programs will enhance long-term shareholder value, and share repurchases could increase the volatility of the price of our common stock.
From time-to-time, our Board of Directors (the “Board”) have authorized a share repurchase program, in which our management is authorized to repurchase up to an aggregate of outstanding shares of our common stock through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions, and/or other transactions, in accordance with federal securities laws.  For example, the Board authorized a share repurchase program in the fourth quarter of fiscal year 2024 to repurchase up to $50.0 million aggregate value of the Company’s common stock.  This program began and was completed in the fourth quarter of fiscal year 2024.  Such programs may be suspended or discontinued at any time, at the discretion of management.  The timing of repurchases pursuant to our share repurchase program(s), if any, could affect our stock price and increase its volatility.  We cannot guarantee that we will repurchase any additional shares under these program(s), and there can be no assurance that any share repurchases will enhance shareholder value because the stock price of our common stock may decline below the levels at which we effected repurchases.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 26

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
•authorize the Board to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by the Board, the chairman of the board, the chief executive officer, or the president;
•establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the Board;
•provide that our directors may be removed only for cause;
•provide that vacancies on the Board may be filled only by a majority vote of directors then in office, even though less than a quorum;
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
In recent years, shareholder activists have become involved in numerous public companies.  Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of the company.  Such proposals may disrupt our business and divert the attention of the Board, management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, interfere with our ability to execute our strategic plan, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business.  A proxy contest for the election of directors at our annual meeting could also require us to incur significant legal fees and proxy solicitation expenses.  In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
Item 1B — Unresolved Staff Comments
None.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 27

Item 1C — Cybersecurity
Managing Material Risks & Integrated Overall Risk Management
We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-
wide culture of cybersecurity risk management.  This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level.  Our Risk Management Team (see “Management’s Role Managing Risk” below for details regarding the team members and scope) works closely with our Information Technology (“IT”) team (our “IT team”) to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.
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
Oversee Third-party Risk
Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks.  We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards.  The monitoring includes an initial assessment by our Sr. Director,
Information Technology  (our “Sr. Director of IT”) and IT team, and on an ongoing basis of a few key high-risk third-party systems by our security engineers.  We also rely upon certain third-party system providers, including cloud and non-cloud programs provided by software developers such as Microsoft Corporation, Blackline Systems, Inc., Workiva, Inc., and others, to review and notify their customers of any data breach.  This approach, both internal and reliance on external review notification, is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.
Risks from Cybersecurity Threats
While we have a cybersecurity program designed to protect and preserve the integrity of our information systems, we also maintain cybersecurity insurance to manage potential liabilities resulting from specific cyber-attacks.  However, it's important to note that although we maintain cybersecurity insurance, there can be no guarantee that our insurance coverage limits will protect against any future claims or that such insurance proceeds will be paid to us in a timely manner.  As of December 31, 2024, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations, or financial condition.
Governance
The Board is acutely aware of the critical nature of managing risks associated with cybersecurity threats.  The Board has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.
Board of Directors Oversight
The Audit Committee of the Board (the “Audit Committee”) is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain.  The Audit Committee is composed of independent board members with diverse expertise and experience which allows them to oversee cybersecurity risks effectively.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 28

Management’s Role Managing Risk
We have an internal management team comprising of our Chief Financial Officer (“CFO”), Chief Legal Officer (“CLO”), VP, Corporate
Controller, Sr. Director, SEC Reporting, and Sr. Director of IT (the “Risk Management Team”), that plays a pivotal role in informing the Audit
Committee on cybersecurity risks.  The Sr. Director of IT and IT team monitor cybersecurity risks and perform continual risk exercises and assessments.  The Risk Management Team meets quarterly to discuss current security breaches and threats, if any, and discuss new controls and results of the cybersecurity risk monitoring, exercises, and assessments.  The Risk Management Team provides comprehensive briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year.  These briefings encompass a broad range of topics, including:
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
Risk Management Personnel
Our Sr. Director of IT, who has a career of 24 years in IT, has in-depth working knowledge on IT systems and data security, and his experience is instrumental in developing and executing our cybersecurity strategies.  Our Sr. Director of IT along with the IT team, oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee cybersecurity risk training program.  However, the primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Risk
Management Team.  The diverse background and experience of our Risk Management Team members are instrumental in developing and executing our cybersecurity strategies and supplement the expertise of our Sr. Director of IT with their understanding of the needs of our business.
Monitor Cybersecurity Incidents
Our Sr. Director of IT and the IT team are continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques.  This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents.  Our Sr. Director of IT and the IT team implement and oversee processes for the regular monitoring of our information systems.  This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities.  In the event of a cybersecurity incident, our Sr. Director of IT is equipped with a well-defined incident response plan.  This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.
Reporting to Board of Directors
Our Sr. Director of IT, in his capacity, regularly informs the other Risk Management Team members of all aspects related to cybersecurity risks and incidents.  This ensures that various levels of management are kept abreast of the cybersecurity posture and potential risks to the company.  Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Audit
Committee, ensuring that the Audit Committee has comprehensive oversight and can provide guidance on critical cybersecurity issues.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 29

Item 2 — Properties
The table below presents details for each of our principal properties.  Each of these principal properties is located in the U.S.

Facility	Location	Status	Approximate Square Footage	Lease Expiration	Segment Usage
Headquarters, R&D and manufacturing	San Leandro, California	Lease	171,000	Dec- 2028	Water, Emerging Technology
Manufacturing and warehouse	Tracy, California	Lease	54,429	Apr- 2030	Water, Emerging Technology
Office, R&D, warehouse, and yard	Katy, Texas	Lease	221,220	Dec- 2029	Water, Emerging Technology
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
Item 4 — Mine Safety Disclosures
Not applicable.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 30

PART II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities
Market Information
Our common stock is listed on the Nasdaq Stock Market – The NASDAQ Global Select Market Composite under the symbol “ERII.”
Stockholders
As of December 31, 2024, there were approximately 14 stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”).  All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co., as one stockholder.
Dividend Policy
We have never declared or paid any dividends on our common stock, and we do not currently intend to pay any dividends on our common stock for the foreseeable future.  Any future determination to pay dividends on our common stock will be, subject to applicable law, at the discretion of the Board, and will depend upon, among other factors, our results of operations, financial condition, capital requirements, and contractual restrictions in loan or other agreements.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under
Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” included in this
Annual Report on Form 10-K.
Sales of Unregistered Securities
None.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 31

Share Repurchase Program
The Board has authorized various share repurchase programs since 2012.  Since the initial authorization of the share repurchase programs, we have spent an aggregate $130.5 million, including commissions, to repurchase 11,397,045 shares.  As of December 31, 2024, there are no active authorized share repurchase plans.
November 2024 Authorization
On November 18, 2024, we announced that the Board authorized a share repurchase program under which we may, at the discretion of management, repurchase up to $50.0 million in aggregate cost of our outstanding common stock (the “November 2024 Authorization”).
Under the November 2024 Authorization, purchases of shares of common stock were made in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws.  The timing and amounts of any purchases were based on market conditions and other factors including price, regulatory requirements, and capital availability.  The share buyback program did not obligate us to acquire any specific number of shares in any period, and may have been expanded, extended, modified or discontinued at any time without prior notice.  The share repurchases under the November 2024 Authorization was fully completed in December 2024 and
3,248,533 shares were repurchased at an aggregate cost of $50.0 million.
The following table presents the share repurchase activity during the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares or Approximate Dollar Value(2) That May Yet to be Purchased Under the Program
				(In millions)
November 2024 Authorization				$50.0
November 1 – November 30, 2024	2,744,169	$15.16	2,744,169	8.3
December 1 – December 31, 2024	504,364	16.51	3,248,533	—

(1)Excluding commissions
(2)Including commissions

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 32

Stock Performance Graph
The following graph shows the cumulative total stockholder return of an investment of $100 on December 31, 2019 in (i) our common stock, (ii) the NASDAQ Composite Index, (iii) and a peer group for the current fiscal year (“Peer Group”).  Cumulative total return assumes the reinvestment of dividends, although dividends have never been declared on our stock, and is based on the returns of the component companies weighted according to their capitalization as of the end of each annual period.  For each reported year, the reported dates are the last trading dates of our annual year.
The NASDAQ Composite Index tracks the aggregate total return performance of equity securities traded on the Nasdaq Stock Market.
The Peer Group tracks the weighted average total return performance of equity securities of nine companies that management believes
Energy Recovery, Inc. is closely aligned during the years presented.  As we evolve and grow into new industries, management expects to expand or rebalance the companies within this peer group.  The companies within the Peer Group are: Badger Meter, Inc.; Evoqua Water
Technologies Corp. (through May 2023); Flowserve Corp; Franklin Electric Co., Inc.; The Gorman-Rupp Company; Itron, Inc.; Kurita Water
Industries Ltd.; Pentair plc; and Primo Water Corp (through November 2024).  The return of each component issuer of the Peer Group is weighted according to the respective issuer’s stock market capitalization at the end of each period for which a return is indicated.  Our stock price performance shown in the graph below is not indicative of future stock price performance.
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
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Energy Recovery, Inc., The NASDAQ Composite Index,
and Peer Group

	As of December 31,
	2019	2020	2021	2022	2023	2024
Energy Recovery, Inc.	$100.00	$139.33	$219.51	$209.30	$192.44	$150.15
NASDAQ Composite Index	100.00	144.38	176.40	119.01	172.14	223.09
Peer Group	100.00	118.47	161.27	135.48	177.74	215.97
Item 6 — [Reserved]

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 33

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
Economic Conditions, Challenges, and Risks
Sustainability
We released our fifth annual Sustainability Report, which details our efforts to accelerate the environmental sustainability of our customers’ operations and enhance the management of sustainability issues in our own operations.  Our Sustainability Report provides data illustrating our products’ positive environmental impacts across the industries where we operate.  We understand the importance of being a responsible corporate citizen and believe our sustainability objectives provide us with a strategic roadmap to become a more resilient business, as well as a way to maintain our competitive advantage.  Our 2023 Sustainability Report (issued in June 2024) outlines our progress on those objectives and aligns to leading sustainability frameworks and reporting standards, including the United Nations
Sustainable Development Goals, the Sustainability Accounting Standards Board, and the Task Force on Climate-related Financial
Disclosures, as well as select disclosures from the Global Reporting Initiative.
As a result of our sustainability efforts and reporting, in 2024, MSCI ESG Research LLC (“MSCI”) once again awarded to us its highest ESG rating of AAA.  MSCI’s evaluation recognizes Energy Recovery as one of the highest performing companies within the Industrial
Machinery industry in MSCI’s All Company World Index, reflecting robust corporate governance and labor management practices and significant opportunities in clean technology.
Our complete 2023 Sustainability Report can be found on our website at: https://energyrecovery.com/sustainability/.  The foregoing link to our 2023 Sustainability Report is an inactive textual reference, and our 2023 Sustainability Report is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K.
Global Economic and Political Environment Considerations
The markets for our products are dynamic and constantly evolving.  Our products are sold in numerous countries worldwide, with a large percentage of our sales generated outside the U.S., specifically in the Middle East and Asia markets which provide a significant portion of our total revenue.  Therefore, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations.  There is uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, rising interest rates, and labor shortages.  These global macroeconomic factors, coupled with the U.S. political climate, political unrest internationally, and known conflicts in Europe and the Middle East, have created global economic and political uncertainty, and have impacted demand for certain of our products.  While the impact and longevity of these factors remain uncertain, we are constantly evaluating the extent to which these factors will impact our business, financial condition or results of operations.
Over the long-term, demand for our energy recovery devices could correlate to global macroeconomic and geopolitical factors.  Any disruption to the economic factors and regulations in these regions, which remain uncertain, may adversely affect our results of operations and financial condition.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 34

Refer to Part I, Item 1, “Business,” and Part I, Item 1A, “Risk Factors,” in this Annual Report on Form 10-K for further discussion of these trends and other risks.
Results of Operations
A discussion regarding our financial condition and results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022, can be found under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024, which is available free of charge on the SEC’s website at http://www.sec.gov and at our investor relations website (https://ir.energyrecovery.com).
Revenue
As our revenue is derived from large project contract deliveries that are between 16 to 36 months from contract date, there is no specific seasonality in our revenues to highlight.
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
Revenue by Channel Customers

	Years Ended December 31,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$95,399	66%	$83,665	65%	$11,734	14%
Original equipment manufacturer	31,525	22%	25,995	20%	5,530	21%
Aftermarket	18,024	12%	18,689	15%	(665)	(4%)
Total revenue	$144,948	100%	$128,349	100%	$16,599	13%
Revenue Attributable to Primary Geographical Markets by Segments

	Years Ended December 31,
	2024			2023
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Middle East and Africa	$90,269	$399	$90,668	$76,437	$177	$76,614
Asia	36,030	36	36,066	30,500	—	30,500
Europe	9,064	152	9,216	5,740	294	6,034
Americas	8,947	51	8,998	15,048	153	15,201
Total revenue	$144,310	$638	$144,948	$127,725	$624	$128,349

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 35

Year ended December 31, 2024, as compared to the year ended December 31, 2023
The increase in MPD revenue of $11.7 million was due primarily to:
•Desalination: The increase in revenue of $8.9 million was due primarily to higher shipments of products to the Middle East and
Africa (“MEA”), Europe and Asia markets, partially offset by lower shipments of products to the Americas market.
•Wastewater: The increase in revenue of $2.8 million was due primarily to higher shipments of products to the MEA market.
The increase in OEM revenue of $5.5 million was primarily due to:
•Desalination: The increase in revenue of $2.7 million was due primarily to higher shipments of products to the MEA and Europe markets, partially offset by lower shipments of products to the Americas and Asia markets.
•Wastewater: The increase in revenue of $3.0 million was due primarily to higher shipments of products to the Asia, Americas and
MEA markets.  The Asia market has seen considerable growth this last year as certain countries in this market implement climate control regulations.
•Emerging Technology:  The decrease in revenue of $0.3 million was due primarily to our product installation in Europe and sales to a gas producer in the Americas, both occurring in the prior year.
The decrease in AM revenue of $0.7 million was due primarily to lower shipments of parts and service to the MEA and Europe markets, partially offset by higher shipments of products to the Asia market.
Concentration of Revenue
See Note 10, “Concentrations – Revenue by Geographic Location and Country,” of the Notes to Consolidated Financial Statements in
Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K (the “Notes”) for further discussion regarding our concentration of revenue.
Revenues attributable to domestic and international sales
Revenues attributable to domestic and international sales as a percentage of total revenue are presented in the following table.  See
Note 10, “Concentrations – Revenue by Geographic Location and Country,” of the Notes for further discussion regarding our concentration of revenue by geographic location.

	Years Ended December 31,
	2024	2023
United States	1%	2%
International	99%	98%
Total revenue	100%	100%
Customers accounting for 10% or more of revenues
The following table presents all customers accounting for 10% or more of our revenues.  Although certain customers might account for greater than 10% of our revenues at any one point in time, the concentration of revenues between a limited number of large customers shifts regularly, depending on timing of shipments.  The percentages by customer reflect specific relationships or contracts that would concentrate our revenue for the periods presented and do not indicate a trend specific to any one customer.  See Note 10, “Concentrations –
Customer Revenue Concentration,” of the Notes for further discussion on customer concentration.

	Years Ended December 31,
	2024	2023
Customer A	13%	**
Customer B	11%	**
Customer C	**	13%

**Zero or less than 10%.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 36

Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue.  Cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, and depreciation expense.

	Years Ended December 31,
	2024	2023	Change
(In thousands, except percentage and basis point)
Gross profit	$96,933	$87,079	$9,854
Gross margin	66.9%	67.8%	(90) bps
The increase in gross profit for the year ended December 31, 2024, as compared to the prior year, was due primarily to an increase in sales of PXs and slightly higher average selling prices related to change in product mix, partially offset by a decrease in gross margin.  The decrease in gross margin for the year ended December 31, 2024, as compared to the prior year, was due primarily to higher manufacturing costs and scrap costs.
Operating Expenses
The total material changes of general and administrative (“G&A”), sales and marketing (“S&M”) and research and development
(“R&D”) operating expenses for the year ended December 31, 2024, as compared to the comparable period in the prior year, are discussed within the following overall operating expenditures, and the segment and corporate operating expenses discussions below.

	Years Ended December 31,
	2024				2023
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$8,127	$3,821	$21,126	$33,074	$7,751	$3,927	$17,186	$28,864
Sales and marketing	15,683	7,340	2,400	25,423	13,691	6,053	2,420	22,164
Research and development	4,523	11,713	—	16,236	4,251	12,750	—	17,001
Restructuring charges	1,147	832	497	2,476	—	—	—	—
Total operating expenses	$29,480	$23,706	$24,023	$77,209	$25,693	$22,730	$19,606	$68,029
Year ended December 31, 2024, as compared to the year ended December 31, 2023
Overall Operating Expenditures.  Overall operating expenditures increased by $9.2 million, or 13.5%.  This increase was due primarily to restructuring charges, and an increase in employee costs, such as employee compensation, stock-based compensation, severance and recruiting costs, in G&A and S&M.  Changes in non-employee costs included:
•G&A:  higher consulting costs related to the enhancement of our corporate growth strategy; partially offset by lower dues and subscription costs.
•S&M:  lower commission costs and lower one-time sustainability consulting costs that we incurred in fiscal year 2023.
•R&D:  lower Emerging Technologies segment development costs and depreciation costs.
Water Segment.  Water segment operating expenses increased by $3.8 million, or 14.7%.  This increase was due primarily to restructuring charges, and higher employee compensation and benefit costs and stock-based compensation expense in S&M related to an increase in headcount to support our existing desalination operations and our growth in wastewater.  In addition, non-employee operating expenses were higher due primarily to an increase in consulting costs to support our growth in desalination and wastewater.  These increases were partially offset by lower commission costs and depreciation expenses.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 37

Emerging Technologies Segment.  Emerging Technologies operating expenses increased by $1.0 million, or 4.3%.  This increase was due primarily to restructuring charges, and an increase in S&M employee compensation and marketing costs, partially offset by lower R&D costs.
Corporate Operating Expenses.  Corporate operating expenses increased by $4.4 million, or 22.5%.  This increase was due primarily to higher employee compensation and benefit costs, and stock-based compensation expense, related to an increase in headcount in G&A, an increase in recruiting costs, and an increase in stock-based compensation expense due to modification of certain equity awards and higher severance payments and restructuring charges.  In addition, the increase in non-employee operating expenses was due primarily to higher consulting costs related to the enhancement of our corporate growth strategy, partially offset by lower marketing costs and depreciation expenses.
Restructuring Charges.  During the fourth quarter of fiscal year 2024, we implemented a restructuring plan which included reductions in workforce in all functions of the organization, primarily in our San Leandro location, in order to lower our operating cost structure, and to position the Company for profitable growth. We expect to record an estimated restructuring charge of approximately $3.0 million, of which
$2.5 million was recorded during the fourth quarter of fiscal year 2024.  This charge was related to severance and benefits to 38 terminated employees, which was approximately 15% of our workforce.  We expect the implementation of the restructuring plan will be substantially complete by the end of the first quarter of fiscal year 2025.  See Note 4, “Other Financial Information – Restructuring,” of the Notes for further discussion and disclosure on our restructuring program.
Other Income, Net

	Years Ended December 31,
	2024	2023
(In thousands)
Interest income	$6,218	$3,756
Other non-operating expense, net	(207)	(101)
Total other income, net	$6,011	$3,655
The increase in “Total other income, net” in the year ended December 31, 2024, as compared to the comparable period in the prior year, was due primarily to an increase in short- and long-term investments.
Income Taxes

	Years Ended December 31,
	2024	2023	Change
(In thousands, except percentages)
Provision for income taxes	$2,685	$1,201	$1,484
Effective tax rate	10%	5%
The higher provision for income taxes in 2024, as compared to the prior year, was due primarily to an increase in income from operations, a decrease in tax benefit of $0.3 million related to Foreign Derived Intangible Income (“FDII”), and a decrease of $0.4 million in
R&D tax credits, partially offset by $0.7 million net change on the tax impact of stock-based compensation and executive compensation limits.
The fiscal year 2024 effective tax rate included a benefit of $2.1 million related to FDII, a benefit of $0.9 million related to R&D tax credits and tax expense of $0.5 million related to stock-based compensation and executive compensation limits.  The fiscal year 2023 effective tax rate included a benefit of $2.4 million related to related to FDII, a benefit of $1.3 million related to R&D tax credits, and a benefit of $0.7 million related to tax deductions from stock-based compensation related windfalls net of executive compensation limits.
See Note 8, “Income Taxes,” of the Notes for further discussion regarding further information related to our tax rate reconciliation.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 38

Liquidity and Capital Resources
Overview
From time-to-time, management and our Board of Directors (the “Board”) review our liquidity and future cash needs and may make a decision to (1) return capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing.  As of December 31, 2024, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $29.6 million that are primarily invested in money market funds and U.S. treasury securities; (ii) investment-grade short-term and long-term marketable debt instruments of $70.2 million that are primarily invested in U.S. treasury securities, corporate notes and bonds, and municipal and agency notes and bonds; and (iii) accounts receivable, net of allowances, of $64.1 million.  As of December 31, 2024, there was unrestricted cash of
$1.0 million held outside the U.S.  We invest cash not needed for current operations predominantly in investment-grade, marketable debt instruments with the intent to make such funds available for future operating purposes, as needed.  Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future.  We believe the risk of this portfolio to us is in the ability of the underlying companies or government agencies to cover their obligations at maturity, not in our ability to trade these securities at a profit.  Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.
Short-term Contract Assets
As of December 31, 2024, we had $2.8 million of short-term contract assets which represents unbilled trade receivables from certain
Water segment contract sales which include contractual holdback provisions, pursuant to which we will invoice the final retention payment due within the next 12 months.  The customer holdbacks represent amounts intended to provide a form of security for the customer; and
accordingly, these contract assets have not been discounted to present value.
Credit Agreement
We entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (as amended, the “Credit
Agreement”).  The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component. The maximum allowable LCs under the credit line component of the
Credit Agreement is $30.0 million.  As of December 31, 2024, we were in compliance with all covenants under the Credit Agreement.
Under the Credit Agreement, as of December 31, 2024, there were no revolving loans outstanding.  In addition, as of December 31,
2024, under the LCs component, we utilized $18.4 million of the maximum allowable credit line of $30.0 million, which included newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the previous Loan and Pledge Agreement with Citibank, N.A., which are guaranteed under the Credit Agreement.  As of December 31, 2024, there was $15.7 million of outstanding LCs.  These LCs had a weighted average remaining life of approximately 17 months.
See Note 6, “Lines of Credit,” of the Notes for further discussion related to the Credit Agreement.
Letters of Credit
From time-to-time, we enter into LCs related to our product warranty and performance guarantees.  As of December 31, 2024, outstanding LCs totaled $15.7 million.  See Note 6, “Lines of Credit – Letters of Credit,” of the Notes for further discussion related to LCs and
Note 7, “Commitments and Contingencies – Guarantees,” of the Notes for further discussion related to performance guarantees.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 39

Share Repurchase Program
The Board, from time-to-time, has authorized a share repurchase program under which we may, at our discretion, repurchase the
Company’s outstanding common stock in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws.  The timing and amounts of any purchase under the share repurchase programs are based on market conditions and other factors including price, regulatory requirements, and capital availability.  We account for stock repurchases under these programs using the cost method.  As of December 31, 2024, we have cumulatively repurchased 11.4 million shares of the Company’s common stock at an aggregate cost of $130.5 million under all closed share repurchase programs.  The following is a discussion of the share repurchase programs during the last 3-years ended December 31, 2024.  See Part II, Item 5, “Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities – Share Repurchase Program,” included in this Annual Report on Form 10-K for discussion of shares repurchased in the fourth quarter of fiscal year 2024 and Note 11, “Stockholders’ Equity – Share Repurchase
Program,” of the Notes for further discussion related to share repurchase programs and a reconciliation of the latest share repurchase plan balance.
On March 11, 2021, we announced that the Board authorized a share repurchase program under which we may repurchase, at management’s discretion, up to $50.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “March 2021 Authorization”).  On July 1, 2022, we concluded all share repurchases under the March 2021 Authorization.  Under the March 2021 Authorization, we repurchased 2,692,577 shares of our common stock at an aggregate cost of approximately $50.0 million.
On November 18, 2024, we announced that the Board authorized a share repurchase program under which we may repurchase our outstanding common stock, at the discretion of management, up to $50.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “November 2024 Authorization”).  On
December 11, 2024, the Company concluded all share repurchases under the November 2024 Authorization.  Under the November 2024
Authorization, we repurchased 3,248,533 shares of our common stock at an aggregate cost of approximately $50.0 million.
On February 26, 2025, we announced that the Board authorized a share repurchase program under which we may repurchase our outstanding common stock, at the discretion of management, up to $30.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “February 2025 Authorization”).  We expect to commence repurchasing our outstanding common stock after March 4, 2025.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 40

Cash Flows

	Years Ended December 31,
	2024	2023	Change
	(In thousands)
Net cash provided by operating activities	$20,522	$26,054	$(5,532)
Net cash used in investing activities	(15,654)	(19,114)	3,460
Net cash (used in) provided by financing activities	(43,284)	4,794	(48,078)
Effect of exchange rate differences on cash and cash equivalents	(52)	33	(85)
Net change in cash, cash equivalents and restricted cash	$(38,468)	$11,767	$(50,235)
Cash Flows from Operating Activities
Net cash provided by operating activities is subject to the project driven, non-cyclical nature of our business.  Operating cash flow can fluctuate significantly from year to year, due to the timing of receipts of large project orders.  Operating cash flow may be negative in one year and significantly positive in the next, consequently individual reporting period results and comparisons may not necessarily indicate a significant trend, either positive or negative.
The higher net cash used for operating assets and liabilities for the year ended December 31, 2024, as compared to the prior year, was due primarily to the following factors:
•Accounts receivable and contract assets: an increase in cash used primarily due to an increase in revenues late in the fourth quarter of 2024 resulting in increased billed and unbilled receivables.  In addition, our collections efforts have been timely throughout the year;
•Accounts payables: a decrease in cash provided was primarily due to the timing of payments and vendor invoices received; and
•Accrued liabilities: an increase in cash provided was primarily due to the accrual of restructuring related costs.
Cash Flows from Investing Activities
Net cash used in investing activities primarily relates to sales, maturities and purchases of investment-grade marketable debt instruments, such as corporate notes and bonds, and capital expenditures supporting our growth.  We believe our investments in marketable debt instruments are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.  The lower net cash used in investing activities of $3.5 million in the year ended December 31, 2024, as compared to the prior year, was primarily driven by lower net cash used for purchases of marketable debt instruments of $2.1 million and lower capital expenditures of
$1.3 million.
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2024, as compared to the cash provided by financing activities in the prior year, was due primarily to an increase in cash used for the repurchase of our common stock under the November 2024
Authorization, partially offset by a net increase of cash from exercises of employee stock options granted under our equity incentive plans.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 41

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
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.  At the inception of each contract, performance obligations are identified and the total transaction price is allocated to the performance obligations.  Our contracts with customers may include multiple performance obligations.  For such arrangements, we allocate revenue to each performance obligation based on its relative stand-alone selling price.  We generally determine stand-alone selling prices based on the prices charged to customers.  With respect to termination, we do not have the ability to cancel a contract for convenience.  In general, customers can cancel for convenience upon the payment of a termination fee that covers costs and profit.  It is rare for customers to cancel contracts.  See Note 1, “Description of Business and Significant Accounting Policies – Significant Accounting Policies – Revenue Recognition (Product and Service Revenue Recognition),” of
the Notes for more detail on product and service revenue recognition.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 42

Stock-based Compensation
We account for stock-based compensation according to U.S. GAAP relating to stock-based payments, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date.  The fair value of stock options is calculated on the date of grant using a Black-Scholes (also referred to as the
“Black-Scholes-Merton”) model, which requires a number of complex assumptions including the expected life to exercise a vested award based upon the Company’s exercise history, expected volatility based upon the Company’s historical stock prices, risk-free interest rate based upon the U.S. Treasury rates, and the Company’s dividend yield.  See Note 1, “Description of Business and Significant Accounting
Policies – Significant Accounting Policies – Stock-based Compensation” and Note 12, “Stock-based Compensation,” of the Notes for further discussion of our accounting policy and stock-based compensation activities, respectively.
Goodwill
Our goodwill represents the excess of the purchase price of a business combination over the fair value of the net assets acquired.
Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units.  The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.  We perform a quantitative assessment of goodwill for impairment on an annual basis during the third quarter of each year, and between annual tests, a qualitative assessment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If these interim qualitative factors were to indicate that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value, we would then perform a quantitative assessment, which would consist primarily of a discounted cash flow analysis to determine the fair value of the reporting unit’s goodwill.  To the extent the carrying amount of the reporting unit’s allocated goodwill exceeds the unit’s fair value, we recognize an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit.  See Note 1, “Description of Business and Significant Accounting Policies – Significant
Accounting Policies – Goodwill” and Note 4, “Other Financial Information – Goodwill,” of the Notes for further discussion of our accounting policy and goodwill activities, respectively.
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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 43

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
Our revenue contracts have been denominated in the USD.  At times, our international customers may have difficulty obtaining the USD to pay our receivables, thus increasing collection risk and potential bad debt expense.  To the extent we expand our international sales, a larger portion of our revenue could be denominated in foreign currencies.  As a result, our cash and operating results could be increasingly affected by changes in exchange rates.
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
Interest Rate and Credit Risks
The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.  We invest primarily in investment-grade short-term and long-term marketable debt instruments that are subject to counter-party credit risk.  To minimize this risk, we invest pursuant to an investment policy approved by the Board.  The policy mandates high credit rating requirements and restricts our exposure to any single corporate issuer by imposing concentration limits.
As of December 31, 2024, our investment portfolio of $70.2 million, in investment-grade marketable debt instruments, such as U.S.
treasury securities, corporate notes and bonds, and municipal and agency notes and bonds, are classified as either short-term and/or long-
term investments on our Consolidated Balance Sheets.  These investments are subject to interest rate fluctuations and decrease in market value to the extent interest rates increase, which occurred during the year ended December 31, 2024.  To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of approximately nine months.  As of
December 31, 2024, a hypothetical 1% increase in interest rates would have resulted in a less than $0.4 million decrease in the fair value of our investments in marketable debt instruments as of such date.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 44

Item 8 — Financial Statements and Supplementary Data

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Energy Recovery, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Energy Recovery, Inc. and subsidiaries (the “Company”) as of
December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of
December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the
Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated
Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26,
2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 46

We identified the Company’s revenue recognition processes as a critical audit matter as the Company has a significant volume of product revenue transactions throughout the year and a manual process to generate accurate data to process and record revenue in line with when risk is transferred to the customers. This required an increased extent of effort to audit these revenue transactions and to evaluate that they were recorded in the appropriate period.
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
•We performed detail testing procedures on processed revenue transactions, we traced and agreed the calculation of the
Company’s recorded revenue and the timing of revenue recognition to source documents such as the agreed upon terms with the customer and shipping records, as well as the related invoices generated within the system and evaluated any differences.
/s/ Deloitte & Touche LLP
San Francisco, California
February 26, 2025
We have served as the Company’s auditor since 2018.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Energy Recovery, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Energy Recovery, Inc. and subsidiaries (the “Company”) as of December 31,
2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by
COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the
consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Francisco, California
February 26, 2025

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 48

ENERGY RECOVERY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In thousands, except shares and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$29,627	$68,098
Short-term investments	48,392	40,445
Accounts receivable, net	64,066	46,937
Inventories, net	24,906	26,149
Prepaid expenses and other assets	6,665	3,843
Total current assets	173,656	185,472
Long-term investments	21,832	13,832
Deferred tax assets, net	9,004	10,324
Property and equipment, net	15,424	18,699
Operating lease, right of use asset	9,695	11,469
Goodwill	12,790	12,790
Other assets, non-current	391	388
Total assets	$242,792	$252,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,109	$3,000
Accrued expenses and other liabilities	17,728	15,583
Lease liabilities	2,020	1,791
Contract liabilities	571	1,097
Total current liabilities	23,428	21,471
Lease liabilities, non-current	9,297	11,488
Other liabilities, non-current	57	207
Total liabilities	32,782	33,166
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 66,182,906 shares issued and 54,785,861 shares outstanding at December 31, 2024 and 65,029,459 shares issued and 56,880,947 shares outstanding at December 31, 2023	66	65
Additional paid-in capital	235,010	217,617
Accumulated other comprehensive income (loss)	98	(44)
Treasury stock, at cost, 11,397,045 shares repurchased at December 31, 2024 and 8,148,512 shares repurchased at December 31, 2023	(130,870)	(80,486)
Retained earnings	105,706	82,656
Total stockholders’ equity	210,010	219,808
Total liabilities and stockholders’ equity	$242,792	$252,974
See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 49

ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023	2022
(In thousands, except per share data)
Revenue	$144,948	$128,349	$125,591
Cost of revenue	48,015	41,270	38,235
Gross profit	96,933	87,079	87,356

Operating expenses:
General and administrative	33,074	28,864	28,341
Sales and marketing	25,423	22,164	16,277
Research and development	16,236	17,001	17,909
Restructuring charges	2,476	—	—
Total operating expenses	77,209	68,029	62,527
Income from operations	19,724	19,050	24,829

Other income (expense):
Interest income	6,218	3,756	908
Other non-operating income (expense), net	(207)	(101)	334
Total other income, net	6,011	3,655	1,242
Income before income taxes	25,735	22,705	26,071
Provision for income taxes	2,685	1,201	2,022
Net income	$23,050	$21,504	$24,049

Net income per share:
Basic	$ 0.40	$ 0.38	$ 0.43
Diluted	$ 0.40	$ 0.37	$ 0.42

Number of shares used in per share calculations:
Basic	57,213	56,444	56,221
Diluted	57,822	57,740	57,641
See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 50

ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
(In thousands)
Net income	$23,050	$21,504	$24,049
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	31	51	15
Unrealized gain (loss) on investments	111	254	(215)
Total other comprehensive income (loss), net of tax	142	305	(200)
Comprehensive income	$23,192	$21,809	$23,849
See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 51

ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,
	2024	2023	2022
(In thousands, except shares)
Common stock
Beginning balance	$65	$64	$64
Issuance of common stock, net	1	1	—
Ending balance	66	65	$64

Additional paid-in capital
Beginning balance	217,617	204,957	195,593
Issuance of common stock, net	7,099	4,793	2,986
Stock-based compensation	10,294	7,867	6,378
Ending balance	235,010	217,617	204,957

Accumulated other comprehensive income (loss)
Beginning balance	(44)	(349)	(149)
Other comprehensive income (loss)
Foreign currency translation adjustments	31	51	15
Unrealized gain (loss) on investments	111	254	(215)
Total other comprehensive income (loss), net	142	305	(200)
Ending balance	98	(44)	(349)

Treasury stock
Beginning balance	(80,486)	(80,486)	(53,832)
Common stock repurchased	(50,384)	—	(26,654)
Ending balance	(130,870)	(80,486)	(80,486)

Retained earnings
Beginning balance	82,656	61,152	37,103
Net income	23,050	21,504	24,049
Ending balance	105,706	82,656	61,152

Total stockholders’ equity	$210,010	$219,808	$185,338

Common stock issued (shares)
Beginning balance	65,029,459	64,225,391	63,544,419
Issuance of common stock, net	1,153,447	804,068	680,972
Ending balance	66,182,906	65,029,459	64,225,391

Treasury stock (shares)
Beginning balance	8,148,512	8,148,512	6,721,153
Common stock repurchased	3,248,533	—	1,427,359
Ending balance	11,397,045	8,148,512	8,148,512

Total common stock outstanding (shares)	54,785,861	56,880,947	56,076,879
See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 52

ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
(In thousands)
Cash flows from operating activities:
Net income	$23,050	$21,504	$24,049
Adjustments to reconcile net income to cash provided by operating activities
Stock-based compensation	10,322	8,038	6,508
Depreciation and amortization	4,046	4,102	4,764
Right of use asset amortization	1,774	1,646	1,538
Accretion (amortization) of discounts (premiums) on investments	(1,331)	(862)	680
Deferred income taxes	1,320	(61)	1,158
Other non-cash adjustments	83	1,026	(201)
Changes in operating assets and liabilities:
Accounts receivable, net	(17,212)	(12,873)	(13,480)
Contract assets	(2,184)	1,128	(1,227)
Inventories, net	1,202	1,354	(8,282)
Prepaid and other assets	(756)	(96)	138
Accounts payable	787	2,629	138
Accrued expenses and other liabilities	37	(1,352)	(1,062)
Contract liabilities	(616)	(129)	(2,090)
Net cash provided by operating activities	20,522	26,054	12,631

Cash flows from investing activities:
Sales of marketable securities	—	2,966	—
Maturities of marketable securities	76,508	64,955	39,756
Purchases of marketable securities	(90,997)	(84,555)	(43,572)
Capital expenditures	(1,298)	(2,567)	(4,232)
Proceeds from sales of fixed assets	133	87	1,102
Net cash used in investing activities	(15,654)	(19,114)	(6,946)

Cash flows from financing activities:
Net proceeds from issuance of common stock	7,100	4,794	2,986
Repurchase of common stock	(50,384)	—	(26,654)
Net cash (used in) provided by financing activities	(43,284)	4,794	(23,668)

Effect of exchange rate differences on cash and cash equivalents	(52)	33	(20)
Net change in cash, cash equivalents and restricted cash	(38,468)	11,767	(18,003)
Cash, cash equivalents and restricted cash, beginning of year	68,225	56,458	74,461
Cash, cash equivalents and restricted cash, end of year	$29,757	$68,225	$56,458

Supplemental disclosure of cash flow information:
Cash received for income tax refunds	$—	$3	$2
Cash paid for income taxes	1,553	505	549

Supplemental disclosure on non-cash investing and financing transactions:
Purchases of property and equipment in trade accounts payable, and accrued expenses and other liabilities	$70	$647	$740
Excise tax on share repurchases, accrued but not paid	387	—	—
See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 53

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Significant Accounting Policies
Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company” or “Energy Recovery”) designs and manufactures reliable, high-performance solutions that generate cost savings, increase energy efficiency, and reduce carbon emissions across several industries.
Leveraging the Company’s pressure exchanger technology, which generates little to no emissions when operating, the Company believes its solutions lower costs, save energy, reduce waste, and minimize emissions for companies across a variety of commercial and industrial processes.  As the world coalesces around the urgent need to address climate change and its impacts, the Company is helping companies reduce their energy consumption in their industrial processes, which in turn, reduces their carbon footprint.  The Company believes that its customers do not have to sacrifice quality and cost savings for sustainability and the Company is committed to developing solutions that drive long-term value – both financial and environmental.  The Company’s solutions are marketed, sold in, and developed for, the fluid-flow and gas markets, such as seawater and wastewater desalination, natural gas, chemical processing and CO2-based refrigeration systems, under the trademarks ERI®, PX®, Pressure Exchanger®, PX® Pressure Exchanger® (“PX”), Ultra PX™, PX G™, PX G1300®, PX PowerTrain™, AT™,
and Aquabold™.  The Company owns, manufactures and/or develops its solutions, in whole or in part, in the United States of America (the
“U.S.”).
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
The accounting policies that reflect the Company’s significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are revenue recognition; granted stock option valuations;
equipment useful life and valuation; goodwill valuation and impairment; inventory valuation and allowances, deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies. Those estimates could change, and as a result, actual results could differ materially from those estimates.
The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of February 26, 2025, the date of issuance of this Annual Report on Form 10-K.
These estimates may change, as new events occur and additional information is obtained.  Actual results could differ materially from these estimates under different assumptions or conditions.  The Company undertakes no obligation to publicly update these estimates for any reason after the date of this Annual Report on Form 10-K, except as required by law.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 54

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
Available-for-sale securities are carried at fair value.  Amortization or accretion of premium or discount is included in other income (expense), net on the Consolidated Statements of Operations.  Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity on the Consolidated Balance Sheets.  Realized gains and losses on the sale of available-for-sale securities are determined by specific identification of the cost basis of each security.
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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 55

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

	Minimum	Maximum
Machinery and equipment (excluding equipment used for manufacturing of ceramic components)	3 years	7 years
Machinery and equipment used for manufacturing of ceramic components	3 years	10 years
Leasehold improvements (1)	1 year	4.5 years
Software (2)	3 years	5 years
Office equipment, furniture, and fixtures	3 years	5 years
Automobiles	1 year	7 years

(1)Leasehold improvements represent remodeling and retrofitting costs for leased office and manufacturing space and are depreciated over the shorter of either the estimated useful lives or the term of the lease.  See Note 7, “Commitments and Contingencies-Operating Lease Obligations,” for further discussion of lease terms.
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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 56

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
Our goodwill represents the excess of the purchase price of a business combination over the fair value of the net assets acquired.
Goodwill is not amortized but is evaluated annually (July 1) for impairment at the reporting unit level or when indicators of a potential impairment are present.  Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and
(iii) the fair values of the reporting units.  The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.  We perform a quantitative assessment of goodwill for impairment on an annual basis during the third quarter of each year, which would consist primarily of a discounted cash flow analysis to determine the fair value of the reporting unit’s goodwill.  The forecast of future cash flows, which is based on the
Company’s best estimate of future net sales and operating expenses, is based primarily on expected category expansion, pricing, market segment, and general economic conditions.  In addition, the Company incorporates other significant inputs to its fair value calculations, including discount rate and market multiples, to reflect current market conditions.  Between annual tests, a qualitative assessment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If these interim qualitative factors were to indicate that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value, we would then perform a quantitative assessment.  To the extent the carrying amount of the reporting unit’s allocated goodwill exceeds the unit’s fair value, we recognize an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit.
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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 57

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 58

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Stock-based Compensation
The Company measures and recognizes stock-based compensation expense based on the fair value measurement for all stock-
based awards made to its employees, non-employee consultants and directors, including restricted stock units (“RSUs”), and incentive stock options over the requisite service period (typically the vesting period of the awards).  The fair value of RSUs is based on the Company’s common stock price on the date of grant.  The fair value of stock options is calculated on the date of grant using a Black-Scholes (also referred to as the “Black-Scholes-Merton”) model, which requires a number of complex assumptions including the expected life to exercise a vested award based upon the Company’s exercise history, expected volatility based upon the Company’s historical stock prices, risk-free interest rate based upon the U.S. Treasury rates, and the Company’s dividend yield.  The estimation of awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from the Company’s current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised.  See Note 12, “Stock-based Compensation – Fair
Value Assumptions,” for further discussion of fair value measurements of stock-based awards.
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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 59

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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 60

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Pronouncement
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07,
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”).  ASU 2023-07 expands public entities’
segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision-
Maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets.  ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 (i.e., the Company’s 2024 Annual Report) and interim periods within fiscal years beginning after
December 15, 2024.  On December 31, 2024, the Company adopted ASU 2023-07 and has applied the disclosure requirements retrospectively to all prior periods presented in the financial statements.  The Company has evaluated the impact of the adoption of
ASU 2023-07 on its consolidated financial statements and disclosures, and has determined that the adoption of this guidance will only impact disclosures, with no material impact on the Company’s results of operations, cash flows, or financial condition.  See Note 9, “Segment
Reporting,” for further discussion of the Company’s reporting segments.
Recently Issued Accounting Pronouncement Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06, Disclosure Agreements - Codification Amendments in Response to the SEC’s
Disclosure Update and Simplification Initiative (“ASU 2023-06”).  The amendments in ASU 2023-06 will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives, and transfers of financial assets.  The amendments in ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the Securities and Exchange Commission (the “SEC”), and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027.  Early adoption is prohibited.  The Company has evaluated the impact of the adoption of
ASU 2023-06 on its consolidated financial statements and disclosures, and has determined that the adoption of this guidance will not materially impact the Company’s current disclosures.  In addition, the Company believes the adoption of ASU 2023-06 will not have a material impact on results of operations, cash flows, or financial condition.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures
(“ASU 2023-09”).  ASU 2023-09 was issued to enhance the transparency and decision usefulness of income tax disclosures.  ASU 2023-09 is effective for annual periods beginning after December 15, 2024 (i.e., the Company’s 2025 Annual Report) on a prospective basis; however, retrospective application is permitted.  In addition, early adoption is permitted. The Company has evaluated the impact of the adoption of
ASU 2023-09 on its consolidated financial statements and disclosures, and has determined that the adoption of this guidance will only impact disclosures, with no material impact on results of operations, cash flows, or financial condition.  See Note 8, “Income Taxes,” for further discussion of the Company’s income taxes.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense
Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”).  ASU 2024-03 is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement.  ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 (i.e., the Company’s 2027 Annual Report), and for interim periods within fiscal years beginning after
December 15, 2027.  Early adoption is permitted.  The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or (2) retrospectively to all prior periods presented in the financial statements.  The
Company is evaluating the potential impact of this adoption on the consolidated financial statements and related disclosures.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 61

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
•Aftermarket (“AM”).  AM customers are desalination plant owners and/or operators who can utilize the Company’s technology to upgrade or keep their plant running.  AM revenue includes sales of spare parts, repair services, field services and various commissioning activities.
The following table presents the disaggregated revenues by segment, and within each segment, by geographical market based on the customer “shipped to” address, and by channel customers.  Sales and usage-based taxes are excluded from revenues.  See Note 9,
“Segment Reporting,” for further discussion related to the Company’s segments.

	Years Ended December 31,
	2024			2023			2022
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
(In thousands)
Geographical market
Middle East and Africa	$90,269	$399	$90,668	$76,437	$177	$76,614	$86,227	$94	$86,321
Asia	36,030	36	36,066	30,500	—	30,500	24,777	—	24,777
Europe	9,064	152	9,216	5,740	294	6,034	5,880	35	5,915
Americas	8,947	51	8,998	15,048	153	15,201	8,544	34	8,578
Total revenue	$144,310	$638	$144,948	$127,725	$624	$128,349	$125,428	$163	$125,591

Channel
Megaproject	$95,399	$—	$95,399	$83,665	$—	$83,665	$81,755	$133	$81,888
Original equipment manufacturer	31,337	188	31,525	25,548	447	25,995	28,858	—	28,858
Aftermarket	17,574	450	18,024	18,512	177	18,689	14,815	30	14,845
Total revenue	$144,310	$638	$144,948	$127,725	$624	$128,349	$125,428	$163	$125,591

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 62

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances
The following table presents contract balances by category.

	December 31,
	2024	2023
	(In thousands)
Accounts receivable, net	$64,066	$46,937
Contract assets, current (included in prepaid expenses and other assets)	$2,776	$592

Contract liabilities:
Contract liabilities, current	$571	$1,097
Contract liabilities, non-current (included in other liabilities, non-current)	—	90
Total contract liabilities	$571	$1,187
Contract Assets
The Company records unbilled receivables as contract assets.  The following table presents the change in contract asset balances during the reported periods.

	Years Ended December 31,
	2024	2023
	(In thousands)
Contract assets balance, beginning of year	$592	$1,720
Transferred to trade receivables	(592)	(1,720)
Additions to contract assets, excluding amounts transferred to trade receivables during the year	2,776	592
Contract assets balance, end of year	$2,776	$592
Contract Liabilities
The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance.  The following table presents the change in contract liability balances during the reported periods.

	Years Ended December 31,
	2024	2023	2022
(In thousands)
Contract liabilities, beginning of year	$1,187	$1,316	$3,406
Revenue recognized	(1,085)	(1,254)	(3,123)
Cash received, excluding amounts recognized as revenue during the year	469	1,125	1,033
Contract liabilities, end of year	$571	$1,187	$1,316

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 63

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Remaining Performance Obligations
As of December 31, 2024, the following table presents the revenue that is expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied.

Period	Remaining Performance Obligations
(In thousands)
2025	$5,111
2026	3,419
Total	$8,530
Note 3 — Net Income Per Share
Net income for the reported period is divided by the weighted average number of basic and diluted common shares outstanding during the reported period to calculate the basic and diluted net income per share, respectively.  Outstanding stock options to purchase common shares and unvested restricted stock units (“RSUs”) are collectively referred to as “equity awards.”
•Basic net income per share is computed using the weighted average number of common shares outstanding during the period.
•Diluted net income per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period, using the treasury stock method.  Any anti-dilutive effect of equity awards outstanding is not included in the computation of diluted net income per share.
The following table presents the computation of basic and diluted net income per share.

	Years Ended December 31,
	2024	2023	2022
(In thousands, except per share amounts)
Numerator
Net income	$23,050	$21,504	$24,049

Denominator (weighted average shares)
Basic common shares outstanding	57,213	56,444	56,221
Stock options	380	1,051	1,131
RSUs	229	245	289
Diluted common shares outstanding	57,822	57,740	57,641

Net income per share
Basic	$ 0.40	$ 0.38	$ 0.43
Diluted	$ 0.40	$ 0.37	$ 0.42
The following table presents the equity awards that are excluded from diluted net income per share because their effect would have been anti-dilutive.

	Years Ended December 31,
	2024	2023	2022
(In thousands)
Anti-dilutive equity award shares	1,054	399	374

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 64

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 — Other Financial Information
Cash, Cash Equivalents and Restricted Cash
The Consolidated Statements of Cash Flows explain the changes in the total of cash, cash equivalents and restricted cash, such as cash amounts deposited in restricted cash accounts in connection with the Company’s credit cards.  The following table presents a reconciliation of cash, cash equivalents and restricted cash, reported for each period within the Consolidated Balance Sheets and the
Consolidated Statements of Cash Flows that sum to the total of such amounts.

	December 31,
	2024	2023	2022
	(In thousands)
Cash and cash equivalents	$29,627	$68,098	$56,354
Restricted cash, non-current (included in other assets, non-current)	130	127	104
Total cash, cash equivalents and restricted cash	$29,757	$68,225	$56,458
Accounts Receivable, net

	December 31,
	2024	2023
	(In thousands)
Accounts receivable, gross	$64,287	$47,075
Allowance for doubtful accounts	(221)	(138)
Accounts receivable, net	$64,066	$46,937
Allowance for Doubtful Accounts
The following table presents the allowance for doubtful accounts activities.

	Years Ended December 31,
	2024	2023	2022
(In thousands)
Balance, beginning of year	$138	$148	$117
Changes to reserves (1)	206	73	36
Collection of specific reserves and uncollectible accounts written off, net of recoveries	(123)	(83)	(5)
Balance, end of year	$221	$138	$148

(1)General and specific reserves charged to expense.
Inventories, net

	December 31,
	2024	2023
	(In thousands)
Raw materials	$8,829	$8,752
Work in process	6,417	5,234
Finished goods	10,463	13,319
Inventories, gross	25,709	27,305
Valuation adjustments for excess and obsolete inventory	(803)	(1,156)
Inventories, net	$24,906	$26,149

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 65

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prepaid Expenses and Other Assets

	December 31,
	2024	2023
	(In thousands)
Contract assets	$2,776	$592
Cloud computing arrangement implementation costs	87	474
Supplier advances	1,491	487
Insurance	577	754
Interest receivable	637	581
Other prepaid expenses and other assets	1,097	955
Total prepaid expenses and other assets	6,665	3,843

Restricted cash, non-current	130	127
Security deposits, non-current	261	261
Total other assets, non-current	391	388
Total prepaid and other assets, and other assets, non-current	$7,056	$4,231
Property and Equipment

	December 31,
	2024	2023
	(In thousands)
Machinery and equipment	$29,718	$30,962
Leasehold improvements	19,419	18,895
Software	1,895	1,766
Office equipment, furniture, and fixtures	2,930	2,974
Automobiles	417	346
Construction in progress	139	1,207
Total property and equipment	54,518	56,150
Less: Accumulated depreciation and amortization	(39,094)	(37,451)
Total property and equipment, net	$15,424	$18,699

	Years Ended December 31,
	2024	2023	2022
(In thousands)
Depreciation and amortization expense	$4,046	$4,102	$4,727
Goodwill
Goodwill is tested for impairment annually in the third quarter of the Company’s fiscal year or more frequently if indicators of potential impairment exist.  The Company monitors the industries in which it operates and reviews its business performance for indicators of potential impairment.  The recoverability of goodwill is measured at the reporting unit level, which represents the operating segment.  The carrying amount of goodwill as of December 31, 2024 and 2023 was $12.8 million.
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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 66

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued Expenses and Other Liabilities

	December 31,
	2024	2023
	(In thousands)
Accrued expenses and other liabilities, current
Payroll, incentives and commissions payable	$10,179	$11,037
Warranty reserve	1,090	1,057
Restructuring accrual	2,476	—
Income taxes payable	947	1,077
Other accrued expenses and other liabilities	3,036	2,412
Total accrued expenses and other liabilities	17,728	15,583

Other liabilities, non-current	57	207
Total accrued expenses, and current and non-current other liabilities	$17,785	$15,790
Restructuring
During the fourth quarter of fiscal year 2024, the Company implemented a restructuring plan which included reductions in workforce in all functions of the organization, primarily in its San Leandro location, in order to lower the Company’s operating cost structure, and to position the Company for profitable growth.  The Company expects to record an estimated restructuring charge of approximately $3.0 million, of which $2.5 million was recorded during the fourth quarter of fiscal year 2024.  This charge was related to severance and benefits to
38 terminated employees, which was approximately 15% of the Company’s workforce.  The Company expects the implementation of the restructuring plan will be substantially complete by the end of the first quarter of fiscal year 2025.  All expenses associated with the
Company’s restructuring plan are included in “Restructuring charges” in the Consolidated Statements of Operations.

	Segment		Corporate	Total Estimated Expense
	Water	Emerging Technology
	(In thousands)
Estimated restructuring expense	$1,385	$948	$691	$3,024
Amount recognized in 2024	1,147	832	497	2,476
Remaining estimated expenses to be recognized	$238	$116	$194	$548
Accumulated Other Comprehensive Income (Loss)
There were no reclassifications of amounts out of accumulated other comprehensive income (loss) for the years ended December 31,
2024 and 2022, as there have been no sales of securities or translation adjustments that impacted other comprehensive income during these periods. For the year ended December 31, 2023, there was $3.0 million of securities sold and the reclassification to other comprehensive income was immaterial.
The tax impact of the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2024, 2023 and
2022, was not material.
Advertising Expense
Advertising expense is charged to operations during the year in which it is incurred. Total advertising expense was not material for the years ended December 31, 2024, 2023 and 2022.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 67

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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 68

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s financial assets measured on a recurring basis by contractual maturity, including pricing category, amortized cost, gross unrealized gains and losses, and fair value.  As of December 31, 2024 and 2023, the Company had no financial liabilities and no Level 3 financial assets.

		December 31, 2024				December 31, 2023
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$2,580	$—	$—	$2,580	$18,767	$—	$—	$18,767

Short-term investments
U.S. treasury securities	Level 2	20,303	42	—	20,345	4,900	1	(1)	4,900
Corporate notes and bonds	Level 2	27,995	52	—	28,047	25,674	11	(18)	25,667
Municipal and agency notes and bonds	Level 2	—	—	—	—	9,887	—	(9)	9,878
Total short-term investments		48,298	94	—	48,392	40,461	12	(28)	40,445

Long-term investments
U.S. treasury securities	Level 2	999	1	—	1,000	—	—	—	—
Corporate notes and bonds	Level 2	18,983	65	(13)	19,035	9,229	28	(3)	9,254
Municipal and agency notes and bonds	Level 2	1,799	—	(2)	1,797	4,585	—	(7)	4,578
Total long-term investments		21,781	66	(15)	21,832	13,814	28	(10)	13,832
Total short and long-term investments		70,079	160	(15)	70,224	54,275	40	(38)	54,277
Total		$72,659	$160	$(15)	$72,804	$73,042	$40	$(38)	$73,044
The Company monitors its investments for impairment.  It was determined that unrealized gains and losses included in accumulated other comprehensive income (loss) at December 31, 2024 and 2023, were temporary in nature, because the changes in market value for these securities resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers.
The following table presents a summary of the fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument.  The available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	December 31, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. treasury securities	$—	$—	$2,931	$(1)
Corporate notes and bonds	7,569	(13)	15,276	(21)
Municipal and agency notes and bonds	1,797	(2)	12,956	(16)
Total available-for-sale investments with unrealized loss positions	$9,366	$(15)	$31,163	$(38)

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 69

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sales of Available-for-Sale Investments
The following table presents the sales of available-for-sale investments.

	Years Ended December 31,
	2024	2023	2022
(In thousands)
Corporate notes and bonds	$—	$2,966	$—

Realized losses on sales of securities were immaterial during the year ended December 31, 2023.
Note 6 — Lines of Credit
Credit Agreement
The Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (“Credit
Agreement”).  The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million.
The Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to
1) maintain a leverage ratio of consolidated net debt to adjusted earnings before income taxes, depreciation and amortization (“adjusted
EBITDA”), not to exceed 3.0 to 1; and 2) limit annual capital expenditures.  The Credit Agreement allows the Company to, among other things, make distributions to shareholders, repurchase its stock, incur other debt or liens, or acquire or dispose of assets provided that the
Company complies with certain requirements and limitations set forth in the Credit Agreement.  The unused portion of the credit line is subject to a fee equal to 0.20% per annum multiplied by the amount of such unused portion.
On July 15, 2022, the Company and JPMC agreed to a modification of the Credit Agreement (“First Amendment”) to change the indicated reference rate from the London Interbank Offered Rate (also referred to as “LIBOR”) to the Secured Overnight Financing Rate (also referred to as “SOFR”). Changes in the Credit Agreement reference rate to SOFR did not materially change the provisions defined in the original Credit Agreement nor did this change materially affect the Company’s financial statements.  During September 2023, the Company and JPMC amended the Credit Agreement (the “Second Amendment”) to only increase the maximum allowable letters of credit (“LCs”) credit line component from $25.0 million to $30.0 million.  No other components or features under the Credit Agreement (including the First
Amendment dated July 15, 2022) were amended.
Revolving Loans
Revolving loans under the Credit Agreement may be in the form of 1) a base rate loan that bears interest equal to (a) the greater of the Wall Street Journal prime rate and (b) the sum of (i) one-month reserve adjusted SOFR and (ii) 2.50%, plus an applicable margin of
0.25% or 0.50%, subject to the Company’s total leverage ratio, or 2) a Eurodollar loan that bears interest equal to the sum of the reserved adjusted SOFR rate for an interest period elected by the Company, plus an applicable margin of 1.25% or 1.50%, based upon the Company’s total leverage ratio.  The Company may request loans up to the lower of a maximum exposure of $50.0 million or the amounts of unused credit under the Credit Agreement.  The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.20% per annum of the average unused portion of the revolving line.  At the election of the lender following an event of default, the loans shall bear the aforementioned interest rate plus an additional 2%.  As of December 31, 2024, there were no revolving loans outstanding under the Credit
Agreement.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 70

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	December 31,
	2024	2023
	(In thousands)
Outstanding letters of credit	$15,708	$19,945
Note 7 — Commitments and Contingencies
Operating Lease Obligations
The Company leases office, warehouse and manufacturing facilities under operating leases in San Leandro, CA, Tracy, CA and Katy,
TX that expire on various dates through fiscal year 2030.  The following table presents a summary of operating lease, right of use assets and lease liabilities.

	December 31,
	2024	2023
	(In thousands)
Operating lease, right of use asset	$9,695	$11,469

Lease liabilities, current	$2,020	$1,791
Lease liabilities, non-current	9,297	11,488
Total lease liability	$11,317	$13,279
The following table presents certain facts regarding the Company’s material property leases.

Location	Purpose	Square Footage	Expiration (1)	Option to Extend (2)
San Leandro, California	Headquarters, R&D and manufacturing	171,000	December-2028	1 / 5 years
Tracy, California	Manufacturing and warehouse	54,429	April-2030	1 / 5 years
Katy, Texas	Office, R&D, warehouse, and yard	221,220	December-2029	2 / 5 years

(1)Month-Year of original lease expiration.
(2)Number of renewal option(s) / Number of year(s) per renewal option.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 71

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents operating lease activities related to all leased properties.

	Years Ended December 31,
	2024	2023	2022
(In thousands)
Operating lease expense	$2,571	$2,571	$2,571
Cash payments	2,812	2,580	2,650
The following table presents other information related to outstanding operating leases as of December 31, 2024.

Weighted average remaining lease term	4.5 years
Weighted average discount rate	7.0%
As of December 31, 2024, the following table presents the minimum lease payments by year under noncancelable operating leases, exclusive of execution costs.

Year	Lease Liabilities
(In thousands)
2025	$2,736
2026	2,982
2027	3,072
2028	3,165
2029	1,031
2030 and thereafter	211
Total future minimum lease payments	13,197
Less imputed lease interest	(1,880)
Total lease liabilities	$11,317
Warranty
The following table presents the changes in the Company’s accrued product warranty reserve.

	Years Ended December 31,
	2024	2023	2022
(In thousands)
Warranty reserve balance, beginning of year	$1,057	$968	$879
Warranty costs charged to cost of revenue	490	515	483
Utilization charges against reserve	(251)	(92)	(64)
Release of accrual related to expired warranties	(206)	(334)	(330)
Warranty reserve balance, end of year	$1,090	$1,057	$968
Purchase Obligations
The Company has purchase order arrangements with its vendors for which the Company has not received the related goods or services as of December 31, 2024.  These arrangements are subject to change based on the Company’s sales demand forecasts.  The
Company has the right to cancel the arrangements prior to the date of delivery.  The purchase order arrangements are related to various raw materials and component parts, as well as capital equipment.  As of December 31, 2024, the Company had approximately $1.7 million of such open cancellable purchase order arrangements.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 72

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
Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations.  The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated valuation of the potential liability arising from these agreements is not material.  Accordingly, the
Company recorded no liabilities for these agreements as of December 31, 2024 and 2023.
In certain cases, the Company issues product warranty and performance guarantees to its customers for amounts generally equal to
10% or less of the total sales agreement to endorse the execution of product delivery and to the warranty of design work, fabrication and operating performance of the Company’s devices.  These guarantees are generally LCs that have a weighted average life at inception of 37 months.  See Note 6, “Lines of Credit – Letters of Credit,” for information related to LCs.
Litigation
From time-to-time, the Company has been named in and subject to various proceedings and claims in connection with its business.
The Company may in the future become involved in litigation in the ordinary course of business, including litigation that could be material to its business.  The Company considers all claims, if any, on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable.  Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements.  The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  As of December 31, 2024, the Company was not involved in any lawsuits, legal proceedings or claims that would have a material effect on the Company’s financial position, results of operations, or cash flows.  Therefore, there were no material losses which were probable or reasonably possible.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 73

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Income Taxes
The following table presents the Company’s U.S. and foreign components of consolidated income before income taxes and the provision for income taxes.

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Income before income taxes:
U.S.	$25,608	$22,592	$25,918
Foreign	127	113	153
Total income before income taxes	$25,735	$22,705	$26,071

Current tax provision:
Federal	$1,266	$1,268	$698
State	24	13	22
Foreign	106	51	84
Current tax provision	1,396	1,332	804

Deferred tax provision (benefit):
Federal	1,619	(262)	1,104
State	(330)	131	114
Total deferred tax provision (benefit)	1,289	(131)	1,218
Total provision for income taxes	$2,685	$1,201	$2,022
The following table presents a reconciliation of income taxes computed at the statutory federal income tax rate to the effective tax rate implied by the accompanying Consolidated Statements of Operations.

	Years Ended December 31,
	2024	2023	2022
U.S. federal taxes at statutory rate	21%	21%	21%
State income tax, net of federal benefit	—	—	1
Stock-based compensation	2	(1)	(4)
Non-deductible expenses	1	1	1
Federal research credits	(4)	(6)	(4)
Valuation allowance	(2)	—	—
Foreign derived intangible income	(8)	(10)	(7)
Effective tax rate	10%	5%	8%

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 74

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the components of the Company’s net deferred tax asset, which is presented in other assets, non-current on the Consolidated Balance Sheets.

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$496	$547
Amortization of research and experimental expenditures	7,649	6,079
Accruals and reserves	4,549	4,857
Operating lease liabilities	2,474	2,870
Research and development, and foreign tax credit carry forwards	4,908	7,609
Acquired intangibles	—	157
Total deferred tax assets	20,076	22,119
Valuation allowance	(4,425)	(4,600)
Total deferred tax assets, net of valuation allowance	15,651	17,519

Deferred tax liabilities:
Depreciation on property and equipment	(2,116)	(2,545)
Right of use asset	(2,110)	(2,473)
Other	(25)	(10)
Goodwill	(2,396)	(2,167)
Total deferred tax liabilities	(6,647)	(7,195)
Net deferred tax asset	$9,004	$10,324
In asserting the recoverability of deferred tax assets, the Company considers whether it is more likely than not that the assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  In making such a determination, the Company considers all available positive and negative evidence, including recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, tax law updates, and available tax planning strategies.  A significant piece of objective positive evidence evaluated was the cumulative profit incurred in the U.S.
On the basis of this evaluation, as of December 31, 2024, the Company continues to maintain a valuation allowance on its California research and development (“R&D”) credit carryovers of $4.4 million.  In tax year 2024 California amended its tax laws to suspend the use of net operating loss carryovers of amounts over $1.0 million for the 2024 to 2026 tax years.  As a result of this amendment, the Company recognized a deferred tax asset of California R&D credit carryovers of $0.4 million.  The Company will maintain a valuation allowance on its remaining California R&D credit carryovers because it is more likely than not that the Company will continue to annually generate more
California R&D tax credits than it utilizes, resulting in no net reduction of credits.
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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 75

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s California net operating loss carryforward.

	Earliest Expiration Year	December 31,
		2024	2023
		(In thousands)
California	2034	$6,822	$7,391
Utilization of the California net operating loss carryforward may be subject to a substantial annual limitation due to the ownership change limitations provided by the California Revenue and Taxation Code which could result in the expiration of the net operating loss carryforward before utilization.  As of December 31, 2024, there are no ownership change limits on the utilization of the California net operating loss carryforward.
The following table presents the Company’s R&D credit by taxing authority, minimum tax credit and foreign tax credit carryforwards.

	Earliest Expiration Year	December 31,
		2024	2023
		(In thousands)
Federal	2043	$91	$2,983
California	No Expiration Date	6,098	5,855
Total credit carryforwards		$6,189	$8,838
Utilization of the credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the U.S. Internal Revenue Code (“IRC”) and similar California provisions.  As of December 31, 2024, there are no ownership change limits on the utilization of these net tax credit carryforwards.
Accounting for uncertain tax positions is based on judgment regarding the largest amount that is greater than 50% likely of being realized upon the ultimate settlement with a taxing authority.  The following table presents the aggregate changes in the balance of the gross unrecognized tax benefits.

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Gross unrecognized tax benefits, beginning of year	$1,705	$1,505	$1,321
Additions:
Current year tax position	170	184	27
Prior year tax position	—	16	157
Reductions:
Prior year tax position	(13)	—	—
Gross unrecognized tax benefits, end of year	$1,862	$1,705	$1,505
As of December 31, 2024, the Company had unrecognized tax benefits of $1.9 million, of which $1.1 million, if recognized, would affect the Company’s effective tax rate.
The Company adopted the accounting policy that interest and penalties are classified as part of its income taxes.  As of December 31,
2024, there was no accrued interest or penalties associated with any unrecognized tax benefits.
As of December 31, 2024, the Company is under an examination of its 2021 U.S. Federal income tax return by the U.S. Federal tax authorities, and there are no other examinations by any state and foreign tax authorities.  The Company believes that, as of December 31,
2024, the gross unrecognized tax benefits will not materially change in the next twelve months. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to any tax audits and that any settlement will not have a material adverse effect on the consolidated financial position or results of operations.  However, there can be no assurances as to the possible outcomes.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 76

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Organization for Economic Cooperation and Development (“OCED”) developed Model Global Anti-Base Erosion (“GloBE”) rules
(commonly referred to as Pillar II) establishing a Global Minimum Tax to ensure multinational enterprises with consolidated revenue of more than €750.0 million pay at least an effective tax rate of 15% on income arising in each jurisdiction in which they operate.  Given the Company does not meet the minimum threshold, there is no impact to our tax provision for fiscal year 2024.  The Company will continue to evaluate the impact of these tax law changes in future reporting periods.
Note 9 — Segment Reporting
The Company’s Chief Operating Decision-Maker (“CODM”) is its President and Chief Executive Officer.  The Company continues to monitor and review its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments.
Segment Definition
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
Corporate operating expenses:  The corporate expenses include certain unallocated expenses outside of the operating segments, such as audit and accounting services, legal services, board of director fees and expenses, human resources activities, information systems activities and other separately managed general expenses not related to the identified segments.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 77

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment Financial Information
The CODM allocates resources to, and assesses the performance of, each operating segment using information about its revenue and operating income.  The CODM reviews consolidated reports and analysis at the levels presented in the following tables.  In addition, the operating income (loss) for each segment excludes other income and expenses, and corporate operating expenses not included in how the
CODM assesses the performance of the operating segments, such as income taxes and other separately managed expenses not attributed to the operating segments.  Assets and liabilities are reviewed at the consolidated level by the CODM and are not attributed to the segments.
The following table presents a summary of the Company’s financial information by segment, including significant segment expenses, and corporate operating expenses.

	Year Ended December 31, 2024				Year Ended December 31, 2023				Year Ended December 31, 2022
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
(In thousands)
Revenue	$144,310	$638	$—	$144,948	$127,725	$624	$—	$128,349	$125,428	$163	$—	$125,591
Cost of revenue	47,389	626	—	48,015	40,290	980	—	41,270	38,158	77	—	38,235
Gross profit (loss)	96,921	12	—	96,933	87,435	(356)	—	87,079	87,270	86	—	87,356

Operating expenses
General and administrative	8,127	3,821	21,126	33,074	7,751	3,927	17,186	28,864	6,936	4,104	17,301	28,341
Sales and marketing	15,683	7,340	2,400	25,423	13,691	6,053	2,420	22,164	11,065	3,047	2,165	16,277
Research and development	4,523	11,713	—	16,236	4,251	12,750	—	17,001	4,151	13,758	—	17,909
Restructuring charges	1,147	832	497	2,476	—	—	—	—	—	—	—	—
Total operating expenses	29,480	23,706	24,023	77,209	25,693	22,730	19,606	68,029	22,152	20,909	19,466	62,527
Operating income (loss)	$67,441	$(23,694)	$(24,023)	$19,724	$61,742	$(23,086)	$(19,606)	$19,050	$65,118	$(20,823)	$(19,466)	$24,829
The following table presents a summary of the Company’s depreciation and amortization by segment and corporate operating expenses.

	Years Ended December 31,
	2024	2023	2022
(In thousands)
Water	$2,875	$2,779	$2,141
Emerging Technologies	478	521	1,864
Corporate	693	802	759
Total depreciation and amortization	$4,046	$4,102	$4,764

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 78

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 — Concentrations
Revenue by Geographic Location and Country
The following table presents the Company’s product revenue by geographic locations.  The geographic information includes product revenue from the Company’s domestic and international customers based on the customers’ requested delivery locations, except for certain cases in which the customer directed the Company to deliver its products to a location that differs from the known ultimate location of use.  In such cases, the ultimate location of use rather than the delivery location is reflected in the table.

	Years Ended December 31,
	2024	2023	2022
Revenue by geographic location:
United States	1%	2%	1%
International	99%	98%	99%
Total revenue	100%	100%	100%

Product revenue by country:(1)
United Arab Emirates	21%	10%	**
Morocco	19%	**	**
Saudi Arabia	15%	15%	47%
India	11%	**	**
Algeria	**	18%	**
China	**	15%	**
Others(2)	34%	42%	53%
Total	100%	100%	100%

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
percentages by customer reflect specific relationships or contracts that would concentrate revenue for the periods presented and do not indicate a trend specific to any one customer.

		Years Ended December 31,
	Segment	2024	2023	2022
Customer A	Water	13%	**	15%
Customer B	Water	11%	**	**
Customer C	Water	**	13%	**
Customer D	Water	**	**	18%
Customer E	Water	**	**	11%

**Zero or less than 10%.
Long-lived Assets
All of the Company’s long-lived assets were located in the United States at December 31, 2024 and 2023.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 79

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Major Supply Vendors
The following table presents the major supply vendors accounting for 10% or more of the Company’s consolidated supply and manufacturing costs purchases.

	Years Ended December 31,
	2024	2023	2022
Vendor A	22%	21%	21%
Vendor B	20%	19%	19%
Vendor C	**	13%	13%

**Zero or less than 10%.
Note 11 — Stockholders’ Equity
Preferred Stock
The Company has the authority to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.  The Board of
Directors (the “Board”) has the authority, without action by the Company’s stockholders, to designate and issue shares of preferred stock in one or more series.  The Board is also authorized to designate the rights, preferences, and voting powers of each series of preferred stock, any or all of which may be greater than the rights of the common stock including restrictions of dividends on the common stock, dilution of the voting power of the common stock, reduction of the liquidation rights of the common stock, and delaying or preventing a change in control of the Company without further action by the Company’s stockholders.  To date, the Board has not designated any rights, preferences, or powers of any preferred stock, and as of December 31, 2024 and 2023, no shares of preferred stock were issued or outstanding.
Common Stock
The Company has the authority to issue 200,000,000 shares of common stock with a par value of $0.001 per share.  Subject to the preferred rights of the holders of shares of any class or series of preferred stock as provided by the Board with respect to any such class or series of preferred stock, the holders of the common stock shall be entitled to receive dividends, as and when declared by the Board.  In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, after the distribution or payment to the holders of shares of any class or series of preferred stock as provided by the Board with respect to any such class or series of preferred stock, the remaining assets of the Company available for distribution to stockholders shall be distributed among and paid to the holders of common stock ratably in proportion to the number of shares of common stock held by them.
Share Repurchase Program
The Company’s Board, from time-to-time, has authorized a share repurchase program under which the Company may, at the discretion of management, repurchase its outstanding common stock in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws.  The timing and amounts of any purchase under the Company’s share repurchase program is based on market conditions and other factors including price, regulatory requirements, and capital availability.  The
Company accounts for stock repurchases under these programs using the cost method.  As of December 31, 2024, the Company has repurchased 11.4 million shares of its common stock at an aggregate cost of $130.5 million under all share repurchase programs.
March 2021 Authorization
On March 11, 2021, the Company announce that the Board authorized a share repurchase program under which the Company may repurchase its outstanding common stock, at the discretion of management, up to $50.0 million in aggregate cost, which included both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “March 2021
Authorization”).  On July 1, 2022, the Company concluded all share repurchases under the March 2021 Authorization.  Under the March 2021
Authorization, the Company repurchased 2,692,577 shares at an aggregate cost of $50.0 million.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 80

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 2024 Authorization
On November 18, 2024, the Company announced that the Board authorized a share repurchase program under which the Company may repurchase its outstanding common stock, at the discretion of management, up to $50.0 million in aggregate cost, which included both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “November 2024
Authorization”).  On December 11, 2024, the Company concluded all share repurchases under the November 2024 Authorization.
The following table presents the share repurchase activities under the November 2024 Authorization as of December 31, 2024.

	Number of Shares Purchased	Average Price Paid per Share(1)	Plan Activity
			(In millions)
November 2024 Authorization			$50.0
Repurchases under November 2024 Authorization	3,248,533	$15.37	(50.0)
Remaining amount under November 2024 Authorization			$—

(1)Excluding commissions
Note 12 — Stock-based Compensation
Stock Option Plans
In July 2020, the stockholders approved the 2020 Incentive Plan (the “2020 Plan”), that permits the grant of stock options, restricted stock units (“RSU”), stock appreciation rights (“SARS”), restricted stock, restricted stock awards (“RSA”), performance restricted stock units
(“PRSU”), performance shares, and other stock-based awards to employees, officers, directors, and consultants.  Prior to the approval of the
2020 Plan, the Company maintained the 2016 Incentive Plan and the Amended and Restated 2008 Equity Incentive Plan (hereinafter referred to as the “Predecessor Plans”).  Subject to adjustments, as provided in the 2020 Plan, the number of shares of common stock initially authorized for issuance under the 2020 Plan was 5,894,727 shares (which consist of 4,500,000 new share awards plus
1,394,727 share awards that were authorized and unissued under the Predecessor Plans) plus up to 4,850,630 shares that were set aside for awards granted under the Predecessor Plans that are subsequently forfeited.  The 2020 Plan supersedes all previously issued stock incentive plans (including the Predecessor Plans) and is currently the only available plan from which awards may be granted.  The
Company’s 2020 Plan and Predecessor Plans are hereinafter referred to as “Equity Incentive Plans.”
Shares available for grant under the 2020 Plan at December 31, 2024 were 3,179,045 shares.  There were no shares available for grant under the Predecessor Plans after July 15, 2020.
Stock Options and Stock Appreciation Rights
Employee stock options and SARS outstanding at December 31, 2024 and to be granted subsequently to December 31, 2024, generally vest over four years and expire no more than 10 years after the date of grant.  Non-employee board of director grants generally vest one year after the date of grant or on the date of the annual stockholders’ meeting following the date of grant, whichever date occurs first, and expire no more than 10 years after the date of grant.
Restricted Stock Units
RSUs outstanding at, and to be awarded subsequently after, December 31, 2024, generally vest 25% annually over the four years from date of grant and are dependent upon continued employment.  Non-employee board of director grants generally vest one year after the date of grant or on the date of the annual stockholders’ meeting following the date of grant, whichever date occurs first.  As RSUs vest, the units will be settled in shares of common stock based on a one-to-one ratio.  The units are valued based on the Company’s market price on the date of grant.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 81

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Awards
There were no RSAs outstanding as of December 31, 2024.
Fair Value Assumptions
Stock Options and Stock Appreciation Rights
The fair value of stock options and SARS granted to employees is based on the Black-Scholes option pricing model.  To determine the inputs for the Black-Scholes option pricing model, the Company is required to develop several assumptions, which are highly subjective.
The Company determines these inputs at grant date as follows:
•Expected Term:
◦Employees: Based on historical exercise data.
◦Board: Based on the simplified method.
◦SARS: Based on historical exercise data.  Post-grant date expected term is based upon the remaining grant life at each remeasurement date.
•Expected Volatility: Based on the Company’s historical data and the corresponding expected term.
•Risk-Free Interest Rate: Based on U.S. Treasury issues with terms similar to the expected term.
•Dividend Yield: Based on an expected dividend yield of zero.
The following table presents 1) assumptions used in the Black-Scholes option pricing model to determine the estimated grant date fair values of stock options and SARS granted to employees; and 2) options and SARS granted and weighted average grant date fair value.

	Years Ended December 31,
	2024	2023	2022
(Shares in thousands)
Weighted average expected life (years)	4.0	9.1	4.0
Weighted average expected volatility	49.0%	60.4%	48.7%
Risk-free interest rate	3.52% – 4.54%	3.87% – 3.87%	1.44% – 3.90%
Weighted average dividend yield	—%	—%	—%
Stock options and SARS granted	721	14	403
Weighted average grant date fair value	$6.36	$8.72	$7.43
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
The following table presents the estimated weighted average forfeiture rates for all employees used in determining the expense in the stock-based compensation expense table above.

	Years Ended December 31,
	2024	2023	2022
Stock options, SARS and RSUs	6.3%	6.4%	9.2%

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 82

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

	Years Ended December 31,
	2024	2023	2022
(In thousands)
Stock-based compensation expense charged to:
Cost of revenue	$1,076	$719	$506
General and administrative	4,013	3,661	3,436
Sales and marketing	3,489	2,333	1,592
Research and development	1,744	1,325	977
Total stock-based compensation expense	$10,322	$8,038	$6,511

Stock-based compensation expense by type of award:
Stock options and SARS	$2,334	$1,985	$2,837
RSUs	7,988	6,053	3,674
Total stock-based compensation expense	$10,322	$8,038	$6,511
Stock Option and Stock Appreciation Rights Activities
The following table presents stock option and SARS activities under the Equity Incentive Plans.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance, December 31, 2021	2,544	$9.21
Granted	403	19.13
Exercised	(429)	7.32		$6,387
Forfeited	(97)	13.66
Balance, December 31, 2022	2,421	11.02
Granted	14	22.13
Exercised	(511)	9.38		5,619
Balance, December 31, 2023	1,924	11.54
Granted	721	15.02
Exercised	(767)	9.26		5,260
Forfeited	(270)	18.06
Balance, December 31, 2024	1,608	$13.09	6.6	$4,063
Vested and exercisable as of December 31, 2024	839	$11.08	4.1	$3,670
Vested and exercisable as of December 31, 2024 and expected to vest thereafter	1,538	$13.00	6.4	$4,026

(1)The aggregate intrinsic value of an exercised option and SARS is calculated as the difference between the exercise price of the underlying option and
SARS and the fair value of the Company’s common stock at the time of exercise.  The aggregate intrinsic value at December 31, 2024 is calculated as the difference between the exercise price of the underlying outstanding options and SARS and the fair value of the Company’s common stock as of
December 31, 2024 or the last trading day prior to December 31, 2024.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 83

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Unit Activities
The following table presents RSU activities under the Equity Incentive Plans.

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Balance, December 31, 2021	694	$12.23
Awarded	322	19.61
Vested	(268)	12.03
Forfeited	(60)	15.16
Balance, December 31, 2022	688	15.51
Awarded	546	23.97
Vested	(294)	14.02
Forfeited	(21)	19.91
Balance, December 31, 2023	919	20.91
Awarded	751	14.85
Vested	(389)	18.79
Forfeited	(281)	20.70
Balance, December 31, 2024	1,000	17.24
Vested Stock Options and RSUs
The following table presents the total grant date fair value of stock options and RSUs vested during the period.

	Years Ended December 31,
	2024	2023	2022
(In thousands)
Stock options	$857	$2,724	$2,683
RSUs	7,298	4,112	3,226
Total grant date fair value of stock options and RSUs vested during the period	$8,155	$6,836	$5,909
Unamortized Stock-Based Compensation Costs
Stock-based compensation costs related to unvested stock options and RSUs will generally be amortized on a straight-line basis over the remaining average service period of each award.  The following table presents the unamortized compensation costs and weighted average service period of all unvested outstanding awards as of December 31, 2024.

	Unamortized Compensation Costs	Weighted Average Service Period
	(In thousands)	(In years)
Stock options	$3,927	2.6
RSUs	12,106	1.3
Total unamortized compensation costs, net of adjusted forfeitures	$16,033

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 84

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in
Internal Control — Integrated Framework (2013).  Based on the assessment using those criteria, management concluded that, as of
December 31, 2024, our internal control over financial reporting was effective.
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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 85

Item 9B — Other Information
10b5-1 Plans
As set forth below, during the three months ended December 31, 2024, one officer (within the meaning of Rule 16a-1(f) under the
Securities Exchange Act of 1934, as amended) has adopted and terminated a Rule 10b5-1 trading arrangement.  There has been no non-
Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Name	Title	Date of Adoption or Termination (1)	Status (2)	Plan Type
Rodney Clemente	SVP, Water	November 27, 2024	Termination	Rule 10b5-1 trading arrangement
Rodney Clemente	SVP, Water	December 10, 2024	Adoption	Rule 10b5-1 trading arrangement (3)

(1)Effective (a) date of adoption; or (b) date of termination, of registrant’s Rule 10b5-1 trading arrangement.
(2)Activity related to registrant’s Rule 10b5-1 trading arrangement.
(3)The trading arrangement covers the sale of 67,281 shares of the Company’s common stock held by the participant at market price at various dates during the plan active period.  This plan is scheduled to expire on July 31, 2025 or upon the completion of all sales thereunder.
Insider Trading Policy
We have adopted an Insider Trading Policy (the “Policy”), which outlines the trading policies and procedures governing the purchase, sale, and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards applicable to the company.  A copy of the Policy is filed as an exhibit to this Annual Report of Form 10-K.
The Policy prohibits all employees of the Company from using or pledging Energy Recovery’s securities as collateral in a margin account.  Unless expressly approved in advance by our Compliance Officer, no employee of the Company may enter into a loan that uses or pledges Energy Recovery’s securities as collateral.
The Policy also prohibits the named executive officers and other officers of the Company from engaging at any time in hedging or monetization transactions involving Energy Recovery’s securities, such as zero-cost collars and forward sale contracts, or from contributing
Energy Recovery’s securities to exchange funds that could be interpreted as having the effect of hedging in Energy Recovery’s securities.  All other employees of the Company are strongly discouraged from engaging in hedging activities.
Form Equity Incentive Plan Agreement
On January 23, 2025, the Compensation Committee of the Board adopted a new form of performance restricted stock unit (“PRSU”)
award agreement under the 2020 Equity Incentive Plan (the “2020 Plan”), to among other things, define the terms of the performance metrics and performance period for such PRSUs.
The foregoing is a summary description of the material terms of the form of PRSU award agreement, and is qualified in its entirety by the text of the form, which are attached hereto as Exhibit 10.20 and incorporated herein by reference.
Item 9C — Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 86

PART III
Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2025 Proxy Statement (“Proxy Statement”), no later than 120 days after the end of fiscal year 2024, and certain information included therein is incorporated herein by reference.
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
Clawback Policy on Executive Compensation in Restatement Situations
In July 2023, the Compensation Committee approved the Company’s Compensation Recovery Policy (the “Clawback Policy”) in
accordance with the applicable rules of the Nasdaq Stock Market, and Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934,
as amended.  The purpose of the Clawback Policy is to describe the circumstances under which the Company is required to recover certain compensation paid to certain executive officers.  In the event that the Company is required to prepare an accounting restatement, the
Company, through its Board or its Compensation Committee will recover reasonably promptly from any of the Company’s executive officer the amount of erroneously awarded compensation received during the recovery period.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters
The following table sets forth equity compensation plan information as of December 31, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders (1)	2,539,357	$13.09	3,179,045
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

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

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 87

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
(c)Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, dated June 25, 2008, and Certificate of Amendment thereto, dated June 10, 2021.	10-Q	001-34112	3.1	8/6/2021
3.2	Amended and Restated Bylaws, effective as of April 14, 2021.	8-K	001-34112	3.1	4/16/2021
4.1	Description of Securities.	10-K	001-34112	4.1	2/24/2022
10.1*	Form of Indemnification Agreement between the Company and its directors and officers.	S-1/A	333-150007	10.1	5/12/2008
10.2*	Energy Recovery Inc. Amended and Restated 2008 Equity Incentive Plan.	DEF14A	001-34112	Appendix A	4/27/2012
10.3*	Energy Recovery, Inc. Change in Control Severance Plan dated March 5, 2012.	8-K	001-34112	10.1	3/9/2012
10.4*	Energy Recovery, Inc. Annual Incentive Plan effective as of January 1, 2016.	8-K	001-34112	10.1	3/2/2016
10.5*	Energy Recovery, Inc. 2016 Incentive Plan.	DEF14A	001-34112	Appendix A	4/27/2016
10.6	Offer Letter to Mr. William Yeung, dated May 27, 2016.	8-K	001-34112	99.1	6/22/2016
10.7	Lease Agreement, dated as of April 2, 2018, by and between Energy Recovery, Inc. and D/C Doolittle Sub LLC.	8-K	001-34112	10.1	4/18/2018
10.8	Offer Letter to Mr. Joshua Ballard, as Chief Financial Officer.	8-K	001-34112	2.2	8/15/2018
10.9	Employment Agreement with Mr. Rodney Clemente.	8-K	001-34112	10.3	8/27/2018
10.10	Lease Agreement, dated as of January 10, 2019, by and between Energy Recovery, Inc. and FS Clay, LLC.	8-K	001-34112	10.1	1/16/2019

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 88

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.11	Lease Agreement, dated as of February 10, 2020, by and between Energy Recovery, Inc. and Prologis, L.P.	10-Q	001-34112	10.1	5/1/2020
10.13*	Energy Recovery, Inc. 2020 Incentive Plan and Forms of Award Agreements.	10-K	001-34112	10.13	2/21/2024
10.14	Energy Recovery, Inc. Severance Plan dated as of February 5, 2021	8-K	001-34112	10.1	2/10/2021
10.15	Credit Agreement by and between Energy Recovery, Inc. as Borrower, and JPMorgan Chase Bank N.A. as Lender dated December 22, 2022.	8-K	001-34112	10.1	1/6/2022
10.16	First Amendment to the Credit Agreement by and between Energy Recovery, Inc. as Borrower, and JPMorgan Chase Bank N.A. as Lender dated July 15, 2022.	10-Q	001-34112	10.1	8/3/2022
10.17	Second Amendment to the Credit Agreement by and between Energy Recovery, Inc. as Borrower, and JPMorgan Chase Bank N.A. as Lender dated September 30, 2023.	10-Q	001-34112	10.1	11/1/2023
10.18	Offer Letter to Mr. David W. Moon, as President and Chief Executive Officer.	8-K/A	001-34112	10.1	1/31/2024
10.19	Offer Letter to Mr. Michael Mancini, as Chief Financial Officer.	8-K	001-34112	10.1	7/31/2024
10.20*	Energy Recovery, Inc. 2020 Incentive Plan Performance Restricted Stock Unit Grant Notice and Agreement.					X
14.1	Code of Ethics of Energy Recovery, Inc. Additional Conduct and Ethics Policies for the Chief Executive Officer and Senior Financial Officers.	10-K	001-34112	14.1	3/27/2009
19.1	Energy Recovery, Inc. Insider Trading Policy dated November 4, 2020.					X
21.1	List of subsidiaries of the Company.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Energy Recovery, Inc. Compensation Recovery (“Clawback”) Policy dated July 25, 2023.	10-K	001-34112	97.1	2/21/2024
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.					X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.					X

*Indicates management compensatory plan, contract or arrangement.
**The certifications furnished in Exhibits 32.1 are deemed to accompany this Form 10-K and are not deemed “filed” for purposes of Section 18 of the
Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities
Act or the Exchange Act.
Item 16 — Form 10-K Summary
None.

Energy Recovery, Inc. | 2024 Annual Report (Form 10-K) | 89

    SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this
Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 26th day of February, 2025.

ENERGY RECOVERY, INC.

/s/ DAVID W. MOON
David W. Moon
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. MOON	Director, and President and Chief Executive Officer	February 26, 2025
David W. Moon	(Principal Executive Officer)

/s/ MICHAEL S. MANCINI	Chief Financial Officer	February 26, 2025
Michael S. Mancini	(Principal Financial Officer)

/s/ PAMELA TONDREAU	Chairperson of the Board, Director	February 26, 2025
Pamela Tondreau

/s/ ALEXANDER J. BUEHLER	Director	February 26, 2025
Alexander J. Buehler

/s/ JOAN K. CHOW	Director	February 26, 2025
Joan K. Chow

/s/ ARVE HANSTVEIT	Director	February 26, 2025
Arve Hanstveit

/s/ COLIN R. SABOL	Director	February 26, 2025
Colin R. Sabol