Form 10-Q
period 2025-03-31
Energy Recovery, Inc.
filed 2025-05-07
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Large accelerated filer  ☑Accelerated filer  ☐Non-accelerated filer  ☐Smaller reporting company  ☐Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of April 30, 2025, there were 54,499,225 shares of the registrant’s common stock outstanding.

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q)

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | FLS 1

Forward-Looking Information
This Quarterly Report on Form 10-Q for the three months ended March 31, 2025, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”), contains forward-looking statements within the “safe harbor”
provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.
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
You should not place undue reliance on these forward-looking statements.  These forward-looking statements reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q.  All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part II, Item 1A, “Risk Factors,” and are based on information available to us as of May 7, 2025.  We assume no obligation to update any such forward-looking statements.  Certain risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements.  These forward-looking statements are disclosed from time to time in our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), as well as in Part II, Item 1A, “Risk Factors,” within this Quarterly Report on Form 10-Q.

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | FLS 2

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

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 1

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$49,137	$29,627
Short-term investments	34,408	48,392
Accounts receivable, net	32,389	64,066
Inventories, net	32,410	24,906
Prepaid expenses and other assets	6,248	6,665
Total current assets	154,592	173,656
Long-term investments	23,185	21,832
Deferred tax assets, net	10,645	9,004
Property and equipment, net	14,585	15,424
Operating lease, right of use asset	9,168	9,695
Goodwill	12,790	12,790
Other assets, non-current	429	391
Total assets	$225,394	$242,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,404	$3,109
Accrued expenses and other liabilities	11,272	17,728
Lease liabilities	2,357	2,020
Contract liabilities	1,401	571
Total current liabilities	18,434	23,428
Lease liabilities, non-current	8,751	9,297
Other liabilities, non-current	96	57
Total liabilities	27,281	32,782
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	67	66
Additional paid-in capital	237,550	235,010
Accumulated other comprehensive income	75	98
Treasury stock	(135,405)	(130,870)
Retained earnings	95,826	105,706
Total stockholders’ equity	198,113	210,010
Total liabilities and stockholders’ equity	$225,394	$242,792
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 2

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Revenue	$8,065	$12,090
Cost of revenue	3,607	4,955
Gross profit	4,458	7,135

Operating expenses:
General and administrative	8,574	7,566
Sales and marketing	4,906	6,152
Research and development	3,001	4,351
Restructuring charges	539	—
Total operating expenses	17,020	18,069
Loss from operations	(12,562)	(10,934)

Other income (expense):
Interest income	1,073	1,442
Other non-operating income (expense), net	6	(53)
Total other income, net	1,079	1,389
Loss before income taxes	(11,483)	(9,545)
Benefit from income taxes	(1,603)	(1,285)
Net loss	$(9,880)	$(8,260)

Net loss per share:
Basic	$ (0.18)	$ (0.14)
Diluted	$ (0.18)	$ (0.14)

Number of shares used in per share calculations:
Basic and diluted	54,902	57,102
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 3

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net loss	$(9,880)	$(8,260)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(16)	28
Unrealized loss on investments	(7)	(44)
Total other comprehensive loss, net of tax	(23)	(16)
Comprehensive loss	$(9,903)	$(8,276)
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 4

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Three Months Ended March 31,
		2025	2024
	(In thousands, except shares)
Common stock
Beginning balance		$66	$65
Issuance of common stock, net		1	—
Ending balance		67	65

Additional paid-in capital
Beginning balance		235,010	217,617
Issuance of common stock, net		615	1,190
Stock-based compensation		1,925	3,315
Ending balance		237,550	222,122

Accumulated other comprehensive income (loss)
Beginning balance		98	(44)
Other comprehensive loss
Foreign currency translation adjustments		(16)	28
Unrealized loss on investments		(7)	(44)
Total other comprehensive loss, net		(23)	(16)
Ending balance		75	(60)

Treasury stock
Beginning balance		(130,870)	(80,486)
Common stock repurchased		(4,535)	—
Ending balance		(135,405)	(80,486)

Retained earnings
Beginning balance		105,706	82,656
Net loss		(9,880)	(8,260)
Ending balance		95,826	74,396

Total stockholders’ equity		$198,113	$216,037

Common stock issued (shares)
Beginning balance		66,182,906	65,029,459
Issuance of common stock, net		350,146	448,455
Ending balance		66,533,052	65,477,914

Treasury stock (shares)
Beginning balance		11,397,045	8,148,512
Common stock repurchased		279,295	—
Ending balance		11,676,340	8,148,512

Total common stock outstanding (shares)		54,856,712	57,329,402
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 5

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net loss	$(9,880)	$(8,260)
Adjustments to reconcile net loss to cash provided by operating activities
Stock-based compensation	1,963	3,283
Depreciation and amortization	962	1,029
Right of use asset amortization	464	431
Accretion (amortization) of discounts (premiums) on investments	(231)	(231)
Deferred income taxes	(1,641)	(1,328)
Impairment of long-lived assets	353	—
Other non-cash adjustments	21	116
Changes in operating assets and liabilities:
Accounts receivable, net	31,677	21,882
Contract assets	378	—
Inventories, net	(7,645)	(5,723)
Prepaid and other assets	(37)	(545)
Accounts payable	176	1,140
Accrued expenses and other liabilities	(6,712)	(7,589)
Contract liabilities	830	2,292
Net cash provided by operating activities	10,678	6,497

Cash flows from investing activities:
Maturities of marketable securities	27,224	16,534
Purchases of marketable securities	(14,369)	(20,783)
Capital expenditures	(191)	(824)
Proceeds from sales of fixed assets	10	87
Net cash provided by (used in) investing activities	12,674	(4,986)

Cash flows from financing activities:
Net proceeds from issuance of common stock	616	1,190
Repurchase of common stock	(4,490)	—
Net cash (used in) provided by financing activities	(3,874)	1,190

Effect of exchange rate differences on cash and cash equivalents	33	(19)
Net change in cash, cash equivalents and restricted cash	19,511	2,682
Cash, cash equivalents and restricted cash, beginning of year	29,757	68,225
Cash, cash equivalents and restricted cash, end of period	$49,268	$70,907
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 6

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Description of Business and Significant Accounting Policies
Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company” or “Energy Recovery”) designs and manufactures reliable, high-performance solutions that generate cost savings by increasing energy efficiency and reducing carbon emissions across several industries.  Leveraging the Company’s pressure exchanger technology, which generates little to no emissions when operating, the Company believes its solutions lower costs, save energy, reduce waste, and minimize emissions for companies across a variety of commercial and industrial processes.  As the world coalesces around the urgent need to address climate change and its impacts, the Company is helping companies reduce their energy consumption in their industrial processes, which in turn, reduces their carbon footprint.  The Company believes that its customers do not have to sacrifice quality and cost savings for sustainability and the Company is committed to developing solutions that drive long-term value – both financial and environmental.  The Company’s solutions are marketed, sold in, and developed for, the fluid-flow and gas markets, such as seawater and wastewater desalination, natural gas, chemical processing and CO2-based refrigeration systems, under the trademarks ERI®, PX®, Pressure Exchanger®, PX® Pressure Exchanger® (“PX”), Ultra PX™, PX G™, PX G1300®,
PX PowerTrain™, AT™, and Aquabold™.  The Company owns, manufactures and/or develops its solutions, in whole or in part, in the United
States of America (the “U.S.”).
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of Energy Recovery, Inc. and its wholly-owned subsidiaries.
All intercompany accounts and transactions have been eliminated in consolidation.
The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the
Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2024 Condensed Consolidated Balance Sheet was derived from audited financial statements and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading.
The March 31, 2025 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited
Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2024 included in the Company’s Annual
Report on Form 10-K filed with the SEC on February 26, 2025 (the “2024 Annual Report”).
The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 7

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Use of Estimates
The preparation of Condensed Consolidated Financial Statements, in conformity with GAAP, requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and
accompanying notes.
The accounting policies that reflect the Company’s significant estimates and judgments and that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results are revenue recognition; stock-based compensation expense;
equipment useful life and valuation; goodwill valuation and impairment; inventory valuation and allowances, deferred taxes and valuation allowances on deferred tax assets; and evaluation and measurement of contingencies. Those estimates could change, and as a result, actual results could differ materially from those estimates.
The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 7, 2025, the date of issuance of this Quarterly Report on Form 10-Q.  These estimates may change, as new events occur and additional information is obtained.  Actual results could differ materially from these estimates under different assumptions or conditions.  The Company undertakes no obligation to publicly update these estimates for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies in Note 1, “Description of Business and
Significant Accounting Policies - Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Item 8,
“Financial Statements and Supplementary Data,” of the 2024 Annual Report. See Note 12, “Stock-Based Compensation - Performance
Restricted Stock Units” for further discussion regarding the Company’s Performance Restricted Stock Units (“PRSUs”) issued during the three months ended March 31, 2025.
Recently Issued Accounting Pronouncement Not Yet Adopted
There have been no issued accounting pronouncements that have not yet been adopted during the three months ended March 31,
2025 that apply to the Company other than the pronouncements disclosed in Note 1, “Description of Business and Significant Accounting
Policies - Recently Issued Accounting Pronouncement Not Yet Adopted,” of the Notes to Consolidated Financial Statements included in Item
8, “Financial Statements and Supplementary Data,” of the 2024 Annual Report.

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 8

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

		Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
		Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Geographical market
Asia[1]		$3,438	$—	$3,438	$1,979	$—	$1,979
Middle East and Africa		2,880	1	2,881	4,785	1	4,786
Europe		1,075	—	1,075	1,386	—	1,386
Americas		671	—	671	3,939	—	3,939
Total revenue		$8,064	$1	$8,065	$12,089	$1	$12,090

Channel
Aftermarket		$4,027	$1	$4,028	$4,643	$1	$4,644
Original equipment manufacturer		4,001	—	4,001	3,346	—	3,346
Megaproject		36	—	36	4,100	—	4,100
Total revenue		$8,064	$1	$8,065	$12,089	$1	$12,090
1 Within the Asia market, India represented revenue of $1,456, or 18% of total revenue during the three months ended March 31, 2025.
Contract Balances
The following table presents contract balances by category.

	March 31, 2025	December 31, 2024
	(In thousands)
Accounts receivable, net	$32,389	$64,066
Contract assets, current (included in prepaid expenses and other assets)	$2,398	$2,776

Contract liabilities:
Contract liabilities, current	$1,401	$571
Total contract liabilities	$1,401	$571

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 9

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract Liabilities
The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance.  The following table presents the change in contract liability balances during the reported periods.

	March 31, 2025	December 31, 2024
(In thousands)
Contract liabilities, beginning of year	$571	$1,187
Revenue recognized	(34)	(1,085)
Cash received, excluding amounts recognized as revenue during the period	864	469
Contract liabilities, end of period	$1,401	$571
Remaining Performance Obligations
As of March 31, 2025, the following table presents the revenue that is expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied.

Period	Remaining Performance Obligations
(In thousands)
2025 (remaining nine months)	$5,101
2026	3,418
Total	$8,519

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 10

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Net Loss Per Share
Net loss for the reported period is divided by the weighted average number of basic and diluted common shares outstanding during the reported period to calculate the basic and diluted net loss per share, respectively.  Outstanding stock options to purchase common shares, unvested restricted stock units (“RSUs”), and unvested performance restricted stock units (“PRSUs”) are collectively referred to as
“equity awards.”
•Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.
•Diluted net loss per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period, using the treasury stock method.  Any anti-dilutive effect of equity awards outstanding is not included in the computation of diluted net loss per share.
The following table presents the computation of basic and diluted net loss per share.

		Three Months Ended March 31,
		2025	2024
	(In thousands, except per share amounts)
Numerator
Net loss		$(9,880)	$(8,260)

Denominator (weighted average shares)
Basic and dilutive common shares outstanding		54,902	57,102

Net loss per share
Basic		$ (0.18)	$ (0.14)
Diluted		$ (0.18)	$ (0.14)
The following table presents the equity awards that are excluded from diluted net loss per share because their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2025	2024
(In thousands)
Anti-dilutive equity award shares	2,806	3,286

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 11

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

	March 31, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$49,137	$29,627
Restricted cash, non-current (included in other assets, non-current)	131	130
Total cash, cash equivalents and restricted cash	$49,268	$29,757
Accounts Receivable, net

	March 31, 2025	December 31, 2024
	(In thousands)
Accounts receivable, gross	$32,610	$64,287
Allowance for doubtful accounts	(221)	(221)
Accounts receivable, net	$32,389	$64,066
Inventories, net
Inventory amounts are stated at the lower of cost or net realizable value, using the first-in, first-out method.

	March 31, 2025	December 31, 2024
	(In thousands)
Raw materials	$9,644	$8,829
Work in process	8,054	6,417
Finished goods	15,582	10,463
Inventories, gross	33,280	25,709
Valuation adjustments for excess and obsolete inventory	(870)	(803)
Inventories, net	$32,410	$24,906
Accrued Expenses and Other Liabilities

	March 31, 2025	December 31, 2024
	(In thousands)
Accrued expenses and other liabilities, current
Payroll, incentives and commissions payable	$4,932	$10,179
Warranty reserve	1,002	1,090
Restructuring accrual	1,029	2,476
Income taxes payable	958	947
Other accrued expenses and other liabilities	3,351	3,036
Total accrued expenses and other liabilities	11,272	17,728

Other liabilities, non-current	96	57
Total accrued expenses, and current and non-current other liabilities	$11,368	$17,785

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 12

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restructuring
During the fourth quarter of fiscal year 2024, the Company implemented a restructuring plan which included reductions in its workforce in all functions of the organization, primarily in its San Leandro location, in order to lower the Company’s operating cost structure, and to position the Company for profitable growth.  The Company recorded a restructuring charge of approximately $3.0 million.  This charge relates to severance and benefits, including reemployment assistance, for 38 terminated employees, which was approximately 15% of the
Company’s workforce.  The implementation of the restructuring plan was substantially complete by the end of the first quarter of fiscal year
2025 and the Company does not expect to incur significant additional expenses related to the restructuring.  All expenses associated with the
Company’s restructuring plan are included in “Restructuring charges” in the Condensed Consolidated Statements of Operations.

	Segment		Corporate	Total Expense
	Water	Emerging Technology
	(In thousands)
Amount recognized in 2024	1,147	832	497	2,476
Amount recognized in 2025	210	123	206	539
Total restructuring expenses recognized	$1,357	$955	$703	$3,015
The following table presents the change in the Company’s restructuring accrual balances during the reported period:

Severance and Benefits
(In thousands)
Balance, as of December 31, 2024	$2,476
Restructuring provision	539
Cash paid	(1,986)
Balance, as of March 31, 2025	$1,029

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 13

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Investments and Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the Company’s financial assets measured on a recurring basis by contractual maturity, including pricing category, amortized cost, gross unrealized gains and losses, and fair value.  As of March 31, 2025 and December 31, 2024, the Company
had no financial liabilities and no Level 3 financial assets.

		March 31, 2025				December 31, 2024
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$5,560	$—	$—	$5,560	$2,580	$—	$—	$2,580
U.S. treasury securities	Level 2	5,498	—	—	5,498	—	—	—	—
Total cash equivalents		11,058	—	—	11,058	2,580	—	—	2,580

Short-term investments
U.S. treasury securities	Level 2	17,380	17	—	17,397	20,303	42	—	20,345
Corporate notes and bonds	Level 2	16,970	41	—	17,011	27,995	52	—	28,047
Total short-term investments		34,350	58	—	34,408	48,298	94	—	48,392

Long-term investments
U.S. treasury securities	Level 2	3,510	13	—	3,523	999	1	—	1,000
Corporate notes and bonds	Level 2	14,598	66	—	14,664	18,983	65	(13)	19,035
Municipal and agency notes and bonds	Level 2	4,999	—	(1)	4,998	1,799	—	(2)	1,797
Total long-term investments		23,107	79	(1)	23,185	21,781	66	(15)	21,832
Total short and long-term investments		57,457	137	(1)	57,593	70,079	160	(15)	70,224
Total		$68,515	$137	$(1)	$68,651	$72,659	$160	$(15)	$72,804
The following table presents a summary of the fair value and gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position, aggregated by type of investment instrument.  The available-for-sale securities that were in an unrealized gain position have been excluded from the table.

	March 31, 2025		December 31, 2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate notes and bonds	—	—	7,569	(13)
Municipal and agency notes and bonds	3,997	(1)	1,797	(2)
Total available-for-sale investments with unrealized loss positions	$3,997	$(1)	$9,366	$(15)

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 14

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
Under the Credit Agreement, as of March 31, 2025, there were no revolving loans outstanding.  In addition, under the LCs component, the Company utilized $15.7 million of the maximum allowable credit line of $30.0 million, which includes newly issued LCs and previously issued and unexpired stand-by letters of credit (“SBLCs”).
Letters of Credit
The following table presents the total outstanding LCs and SBLCs issued by the Company to its customers related to product warranty and performance guarantees.

	March 31, 2025	December 31, 2024
	(In thousands)
Outstanding letters of credit	$15,675	$15,708

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 15

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Commitments and Contingencies
Sublease
On March 10, 2025, the Company entered into an agreement to sublease its Katy, Texas operating lease. The sublease commenced on March 10, 2025 and will expire on December 31, 2029. The sublease is classified as an operating lease and has a remaining lease term of 4.75 years as of March 31, 2025. Sublease income was immaterial during the three months ended March 31, 2025 and is recorded as a reduction of lease expense in general and administrative within the Company’s Condensed Consolidated Statements of Operations.
The Company considered the sublease to be an indicator of impairment of the original lease. The Company compared the undiscounted cash flows from the sublease to the carrying value of the Katy, Texas operating lease, which included the associated right-of-
use asset and leasehold improvements. The Company concluded that the carrying value was not recoverable as it exceeded the estimated undiscounted cash flows.
The Company calculated the impairment charge by comparing the carrying value of the Katy, Texas operating lease to its fair value, which was calculated based on the net discounted cash flows associated with the sublease. The Company recorded a total impairment charge of $0.4 million, of which $0.2 million and $0.2 million was recorded against the right-of-use asset and the associated leasehold improvements, respectively. The allocation of the impairment charge was based on the relative carrying value of the assets. The impairment charge was recorded in general and administrative within the Company’s Condensed Consolidated Statements of Operations.
Litigation
From time-to-time, the Company has been named in and subject to various proceedings and claims in connection with its business.
The Company may in the future become involved in litigation in the ordinary course of business, including litigation that could be material to its business.  The Company considers all claims, if any, on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable.  Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements.  The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  As of March 31, 2025, the Company was not involved in any lawsuits, legal proceedings or claims that would have a material effect on the Company’s financial position, results of operations, or cash flows.  Therefore, there were no material losses which were probable or reasonably possible.

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 16

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Income Taxes

	Three Months Ended March 31,
	2025	2024
(In thousands, except percentages)
Benefit from income taxes	$(1,603)	$(1,285)
Discrete items	52	76
Benefit from income taxes, excluding discrete items	$(1,551)	$(1,209)
Effective tax rate	14.0%	13.5%
Effective tax rate, excluding discrete items	13.5%	12.7%
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
For the three months ended March 31, 2025, the recognized benefit from income taxes resulted from the tax projection based on the full year forecasted profit and included benefits related to the U.S. federal foreign-derived intangible income (“FDII”), federal research and development (“R&D”) tax credit, certain permanent differences, such as stock-based compensation shortfalls, and partial release of California valuation allowance.
For the three months ended March 31, 2024, the recognized benefit from income taxes resulted from the loss for the quarter and included benefits related to the U.S. FDII and federal R&D tax credit, partially offset by certain permanent differences, such as share-based compensation.
The effective tax rate excluding discrete items for the three months ended March 31, 2025, as compared to the prior year, differed primarily due to lower projected R&D tax credits, increased non-deductible officer stock-based compensation, and lower projected U.S. FDII benefits.

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 17

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

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
(In thousands)
Revenue	$8,064	$1	$—	$8,065	$12,089	$1	$—	$12,090
Cost of revenue	3,561	46	—	3,607	4,954	1	—	4,955
Gross profit (loss)	4,503	(45)	—	4,458	7,135	—	—	7,135

Operating expenses
General and administrative	1,573	755	6,246	8,574	1,922	1,018	4,626	7,566
Sales and marketing	3,145	1,270	491	4,906	3,745	1,807	600	6,152
Research and development	1,178	1,823	—	3,001	1,100	3,251	—	4,351
Restructuring charges	210	123	206	539	—	—	—	—
Total operating expenses	6,106	3,971	6,943	17,020	6,767	6,076	5,226	18,069
Operating income (loss)	$(1,603)	$(4,016)	$(6,943)	$(12,562)	$368	$(6,076)	$(5,226)	$(10,934)

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 18

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

		Three Months Ended March 31,
	Segment	2025	2024
Customer A	Water	12%	**
Customer B	Water	**	18%
Customer C	Water	**	13%

**Zero or less than 10%.

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 19

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 — Stockholders’ Equity
Share Repurchase Program
The Company’s Board, from time-to-time, has authorized a share repurchase program under which the Company may, at the discretion of management, repurchase its outstanding common stock in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws.  The timing and amounts of any purchase under the Company’s share repurchase program is based on market conditions and other factors including price, regulatory requirements, and capital availability.  The
Company accounts for stock repurchases under these programs using the cost method.  As of March 31, 2025, the Company has repurchased 11.7 million shares of its common stock at an aggregate cost of $135.0 million under all share repurchase programs.
February 2025 Authorization
On February 26, 2025, the Company announced that the Board authorized a share repurchase program under which the Company may repurchase its outstanding common stock, at the discretion of management, for up to $30.0 million in aggregate cost, which included both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “February 2025
Authorization”). The February 2025 Authorization will expire in February 2026.
The following table presents the share repurchase activities under the February 2025 Authorization as of March 31, 2025.

	Number of Shares Purchased	Average Price Paid per Share(1)	Plan Activity
			(In millions)
February 2025 Authorization			$30.0
Repurchases under February 2025 Authorization	279,295	$16.07	(4.5)
Remaining amount under February 2025 Authorization			$25.5

(1)Excluding commissions

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 20

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 — Stock-based Compensation
Performance Restricted Stock Units
On January 23, 2025, the Compensation Committee of the Board adopted a new form of PRSU award agreement under the 2020
Equity Incentive Plan (the “2020 Plan”), to among other things, define the terms of the performance metrics and performance period for such
PRSUs. During the three months ended March 31, 2025, the Company granted 287,298 PRSUs.
PRSUs outstanding at March 31, 2025 generally vest over 3 years and are dependent upon continued employment and meeting certain cumulative revenue and cumulative adjusted EBITDA targets. Adjusted EBITDA is a non-GAAP financial measure that the Company defines as net loss which excludes i) depreciation and amortization; ii) stock-based compensation; iii) executive transition costs; iv)
restructuring charges; v) impairment of long-lived assets; vi) other income, net, such as interest income and other non-operating income
(expense), net; and vii) benefit from income taxes. As PRSUs vest, the units will be settled in shares of common stock.  The number of potential shares issued based on PRSUs granted during the three months ended March 31, 2025 is dependent on the level of achievement of the performance targets discussed above, which ranges from 0 shares to up to 863,298 shares of common stock.  The units are valued based on the Company’s market price on the date of grant. As of March 31, 2025, no expense has been recognized in relation to the PRSUs as the performance conditions are not considered probable.

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 21

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

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 22

Results of Operations
A discussion regarding our financial condition and results of operations for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, is presented below.
Revenue
As a significant portion of our revenue is derived from large project contract deliveries that are between 16 to 36 months from contract date, variability in revenue from quarter to quarter is typical, therefore year-on-year comparisons are not necessarily indicative of the trend for the full year due to these variations.  There is no specific seasonality in our revenues to highlight.
Revenue by Channel Customers

	Three Months Ended March 31,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue	Change
	(In thousands, except percentages)
Aftermarket	$4,028	50%	$4,644	38%	$(616)	(13%)
Original equipment manufacturer	4,001	50%	3,346	28%	655	20%
Megaproject	36	—%	4,100	34%	(4,064)	(99%)
Total revenue	$8,065	100%	$12,090	100%	$(4,025)	(33%)
Revenue Attributable to Primary Geographical Markets by Segments

	Three Months Ended March 31,
	2025			2024
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Asia[1]	$3,438	$—	$3,438	$1,979	$—	$1,979
Middle East and Africa	2,880	1	2,881	4,785	1	4,786
Europe	1,075	—	1,075	1,386	—	1,386
Americas	671	—	671	3,939	—	3,939
Total revenue	$8,064	$1	$8,065	$12,089	$1	$12,090
1 Within the Asia market, India represented revenue of $1,456, or 18% of total revenue during the three months ended March 31, 2025
Three months ended March 31, 2025, as compared to the three months ended March 31, 2024
The decrease in megaproject (“MPD”) revenue of $4.1 million was due primarily to lower shipments to the Middle East and Africa
(“MEA”) and Americas as compared to the three months ended March 31, 2024.
The increase in original equipment manufacturer (“OEM”) revenue of $0.7 million was primarily due to higher shipments to the Asia and MEA markets, partially offset by lower shipments to the Americas and Europe markets.
The decrease in aftermarket (“AM”) revenue of $0.6 million was due primarily to lower shipments to the America markets, partially offset by higher shipments to the Asia market.
Concentration of Revenue
See Note 10, “Concentrations,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements
(unaudited),” of this Quarterly Report on Form 10-Q (the “Notes”) for further discussion regarding our concentration of revenue.

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 23

Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue.  Cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, and depreciation expense.

	Three Months Ended March 31,
	2025	2024	Change
(In thousands, except percentage and basis point)
Gross profit	$4,458	$7,135	$(2,677)
Gross margin	55.3%	59.0%	(370) bps
The decrease in gross profit and gross margin for the three months ended March 31, 2025, as compared to the prior year, was due primarily to lower sales volume spread over fixed costs during the three months ended March 31, 2025.
Operating Expenses
The total material changes of general and administrative (“G&A”), sales and marketing (“S&M”) and research and development
(“R&D”) operating expenses for the three months ended March 31, 2025, as compared to the comparable period in the prior year, are discussed within the following overall operating expenditures, and the segment and corporate operating expenses discussions below.

	Three Months Ended March 31,
	2025				2024
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$1,573	$755	$6,246	$8,574	$1,922	$1,018	$4,626	$7,566
Sales and marketing	3,145	1,270	491	4,906	3,745	1,807	600	6,152
Research and development	1,178	1,823	—	3,001	1,100	3,251	—	4,351
Restructuring charges	210	123	206	539	—	—	—	—
Total operating expenses	$6,106	$3,971	$6,943	$17,020	$6,767	$6,076	$5,226	$18,069
Three months ended March 31, 2025, as compared to the three months ended March 31, 2024
Overall Operating Expenditures.  Overall operating expenditures decreased by $1.0 million, or (5.8%).  This decrease was due primarily to a decrease in employee costs, such as employee compensation and stock-based compensation, partially offset by restructuring charges, and an increase in consulting costs.  Changes in non-employee costs included:
•G&A:  higher consulting costs related to the enhancement of our corporate strategy as well as $0.4 million of impairment costs associated with the sublease of our Katy, Texas lease.
•R&D:  lower Emerging Technologies segment development costs.
Water Segment.  Water segment operating expenses decreased by $0.7 million, or (9.8%).  This decrease was due primarily to lower employee costs, including commission costs and stock-based compensation costs.
Emerging Technologies Segment.  Emerging Technologies operating expenses decreased by $2.1 million, or (34.6%).  This decrease was due primarily to lower development costs and lower employee costs, primarily related to stock-based compensation.

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 24

Corporate Operating Expenses.  Corporate operating expenses increased by $1.7 million, or 32.9%.  This increase was due primarily to increases in consulting, restructuring, and recruiting costs, as well as impairment costs associated with the sublease of the Katy, Texas lease. The increase was partially offset by lower employee costs.
Restructuring Charges.  During the fourth quarter of fiscal year 2024, we implemented a restructuring plan which included reductions in our workforce in all functions of the organization, primarily in our San Leandro location, in order to lower our operating cost structure, and to position the Company for profitable growth. We recorded a restructuring charge of $3.0 million, of which $0.5 million was recorded during the first quarter of fiscal year 2025.  This charge relates to severance and benefits, including reemployment assistance, for 38 terminated employees, which was approximately 15% of our workforce.  The implementation of the restructuring plan was substantially complete by the end of the first quarter of fiscal year 2025 and the Company does not expect to incur significant additional expenses related to the restructuring. See Note 4, “Other Financial Information – Restructuring,” of the Notes for further discussion and disclosure on our restructuring program.
Other Income, Net

	Three Months Ended March 31,
	2025	2024
(In thousands)
Interest income	$1,073	$1,442
Other non-operating income (expense), net	6	(53)
Total other income, net	$1,079	$1,389
The decrease in “Total other income, net” in the three months ended March 31, 2025, as compared to the comparable period in the prior year, was primarily due to a decrease in short- and long-term investments.
Income Taxes

	Three Months Ended March 31,
	2025	2024
(In thousands, except percentages)
Benefit from income taxes	$(1,603)	$(1,285)
Discrete items	52	76
Benefit from income taxes, excluding discrete items	$(1,551)	$(1,209)
Effective tax rate	14.0%	13.5%
Effective tax rate, excluding discrete items	13.5%	12.7%
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
For the three months ended March 31, 2025, the recognized benefit from income taxes resulted from the tax projection based on the full year forecasted profit and included benefits related to the U.S. federal foreign-derived intangible income (“FDII”), federal R&D tax credit, certain permanent differences, such as stock-based compensation shortfalls, and partial release of California valuation allowance.
For the three months ended March 31, 2024, the recognized benefit from income taxes resulted from the loss for the quarter and included benefits related to the U.S. FDII and federal R&D tax credit, partially offset by certain permanent differences, such as share-based compensation.
The effective tax rate excluding discrete items for the three months ended March 31, 2025, as compared to the prior year, differed primarily due to lower projected R&D tax credits, increased non-deductible officer stock-based compensation, and lower projected U.S. FDII benefits.

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 25

Liquidity and Capital Resources
Overview
From time-to-time, management and our Board of Directors (the “Board”) review our liquidity and future cash needs and may make a decision to (1) return capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing.  As of March 31, 2025, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $49.1 million that are primarily invested in money market funds and U.S. treasury securities; (ii) investment-grade short-term and long-term marketable debt instruments of $57.6 million that are primarily invested in U.S. treasury securities, corporate notes and bonds, and municipal and agency notes and bonds; and (iii) accounts receivable, net of allowances, of $32.4 million.  As of March 31, 2025, there was unrestricted cash of
$1.1 million held outside the U.S.  We invest cash not needed for current operations predominantly in investment-grade, marketable debt instruments with the intent to make such funds available for future operating purposes, as needed.  Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future.  We believe the risk of this portfolio to us is in the ability of the underlying companies or government agencies to cover their obligations at maturity, not in our ability to trade these securities at a profit.  Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.
Credit Agreement
We entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (as amended, the “Credit
Agreement”).  The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component. The maximum allowable LCs under the credit line component of the
Credit Agreement is $30.0 million.  As of March 31, 2025, we were in compliance with all covenants under the Credit Agreement.
Under the Credit Agreement, as of March 31, 2025, there were no revolving loans outstanding.  In addition, as of March 31, 2025, under the LCs component, we utilized $15.7 million of the maximum allowable credit line of $30.0 million, which included newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”).  As of March 31, 2025, there was $15.7 million of outstanding LCs.
These LCs had a weighted average remaining life of approximately 14 months.
See Note 6, “Lines of Credit,” of the Notes for further discussion related to the Credit Agreement.

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 26

Share Repurchase Program
The Board, from time-to-time, has authorized a share repurchase program under which we may, at our discretion, repurchase the
Company’s outstanding common stock in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws.  The timing and amounts of any purchase under the share repurchase programs are based on market conditions and other factors including price, regulatory requirements, and capital availability.  We account for stock repurchases under these programs using the cost method.  As of March 31, 2025, we have cumulatively repurchased 11.7 million shares of the Company’s common stock at an aggregate cost of $135.0 million under all closed share repurchase programs.  The following is a discussion of the current share repurchase program during the three months ended March 31, 2025.  See Note 11, “Stockholders’ Equity – Share Repurchase Program,” of the Notes for
further discussion related to share repurchase programs and a reconciliation of the latest share repurchase plan balance.
On February 26, 2025, we announced that the Board authorized a share repurchase program under which we may repurchase our outstanding common stock, at the discretion of management, up to $30.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “February 2025 Authorization”).  We began repurchasing our outstanding common stock in March 2025. The February 2025 Authorization will expire in February 2026.

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 27

Cash Flows

	Three Months Ended March 31,
	2025	2024	Change
	(In thousands)
Net cash provided by operating activities	$10,678	$6,497	$4,181
Net cash provided by (used in) investing activities	12,674	(4,986)	17,660
Net cash (used in) provided by financing activities	(3,874)	1,190	(5,064)
Effect of exchange rate differences on cash and cash equivalents	33	(19)	52
Net change in cash, cash equivalents and restricted cash	$19,511	$2,682	$16,829
Cash Flows from Operating Activities
Net cash provided by operating activities is subject to the project driven, non-cyclical nature of our business.  Operating cash flow can fluctuate significantly from reporting period to reporting period, due to the timing of receipts of large project orders.  Operating cash flow may be negative in one reporting period and significantly positive in the next, consequently individual reporting period results and comparisons may not necessarily indicate a significant trend, either positive or negative.
The higher net cash provided by operating assets and liabilities for the three months ended March 31, 2025, as compared to the prior year, was due primarily to the following factors:
•Accounts receivable and contract assets: an increase in cash due to an increase in collections related to revenues earned late in the fourth quarter of 2024; partially offset by
•Inventories: a decrease in cash due to cash used to build finished goods inventory in the first quarter of 2025; and
•Net loss: an increase in net loss after excluding the effects of non-cash adjustments.
Cash Flows from Investing Activities
Net cash provided by (used in) investing activities primarily relates to maturities and purchases of investment-grade marketable debt instruments, such as corporate notes and bonds, and capital expenditures supporting our growth.  We believe our investments in marketable debt instruments are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.  The increase in net cash provided by investing activities of $17.7 million in the three months ended March 31, 2025, as compared to the prior year, was primarily driven by less cash used for purchases of marketable debt instruments, net of cash proceeds from maturities of marketable debt instruments, of $17.1 million and lower capital expenditures of $0.6 million.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was lower as compared to the cash provided by financing activities in the prior year, due primarily to cash used for the repurchase of our common stock under the February 2025
Authorization and a decrease in cash from exercises of employee stock options granted under our equity incentive plans.

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 28

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

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 29

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
As of March 31, 2025, our investment portfolio of $63.1 million, in investment-grade marketable debt instruments, such as U.S.
treasury securities, corporate notes and bonds, and municipal and agency notes and bonds, are classified as either cash equivalents or short-term and/or long-term investments on our Condensed Consolidated Balance Sheets.  These investments are subject to interest rate fluctuations and decrease in market value to the extent interest rates increase, which occurred during the three months ended March 31,
2025.  To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of approximately nine months.  As of March 31, 2025, a hypothetical 1% increase in interest rates would have resulted in a less than
$0.3 million decrease in the fair value of our investments in marketable debt instruments as of such date.

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 30

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the
end of the period covered by this report.
Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of
March 31, 2025, our disclosure controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 31

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
Item 1A — Risk Factors
Except as noted below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,”
in the 2024 Annual Report.
Changes in U.S. policy, including the imposition of or increases in tariffs, changes to existing trade agreements and any resulting changes in international trade relations, such as reciprocal tariffs or trade wars, particularly with regard to China, may have a material adverse impact on impact on our business, results of operations, or financial condition.
In January 2025, the global tariff landscape began to quickly change with the U.S. implementing new and/or increased tariffs on various foreign countries, either generally or with respect to certain products.  Certain foreign countries, including China have, and may continue to, change their tariff policies in response to changes in the U.S. tariff policy.
These recent tariffs and the subsequent retaliatory tariffs could increase the cost of goods for our products or reduce our ability to sell products globally, particularly in China, which may adversely affect our operating results and financial condition.  So far, these new tariffs and trade policies have not had a significant impact on our business operations and financial results, primarily due to our prior efforts to accumulate and maintain inventories at favorable cost levels.  However, there is no guarantee that we can avoid the impact of tariff and related economic effects in the future, and these trade measures and retaliations may directly impact our business by increasing trade-related costs or affecting the demand for our products globally, and specifically in China.
Any further unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our products and services, impact the competitive position of our products or prevent us from selling products in certain countries. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 — Defaults Upon Senior Securities
None.
Item 4 — Mine Safety Disclosures
Not applicable.
Item 5 — Other Information

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 32

10b5-1 Plans
During the three months ended March 31, 2025, no director or officer (within the meaning of Rule 16a-1(f) under the Securities
Exchange Act of 1934, as amended) has adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-
K).
Form Equity Incentive Plan Agreement
On January 23, 2025, the Compensation Committee of the Board adopted a new form of performance restricted stock unit (“PRSU”)
award agreement under the 2020 Equity Incentive Plan (the “2020 Plan”), to among other things, define the terms of the performance metrics and performance period for such PRSUs.

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 33

Item 6 — Exhibits
A list of exhibits filed or furnished with this report or incorporated herein by reference is found in the Exhibit Index below.

Exhibit Number	Exhibit Description
10.1*	Offer of Employment by and between Energy Recovery, Inc. and Ram Ramanan as Chief Technology Officer
10.2*	Professional Services Agreement by and between Energy Recovery, Inc. and Farshad Ghasripoor
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, “Financial Information” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*Filed herewith.
**The certification furnished in Exhibit 32.1 is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Energy Recovery, Inc. | Q1'2025 Quarterly Report (Form 10-Q) | 34

    SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	May 7, 2025	By:	/s/ DAVID W. MOON
David W. Moon
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2025	By:	/s/ MICHAEL S. MANCINI
Michael S. Mancini
Chief Financial Officer
(Principal Financial Officer)