Form 10-Q
period 2025-06-30
Energy Recovery, Inc.
filed 2025-08-06
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)` of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑Accelerated filer  ☐Non-accelerated filer  ☐Smaller reporting company  ☐Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of July 31, 2025, there were 53,198,386 shares of the registrant’s common stock outstanding.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q)

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | FLS 1

Forward-Looking Information
This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025, including Part I, Item 2, “Management’s
Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”), contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.
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
You should not place undue reliance on these forward-looking statements.  These forward-looking statements reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q.  All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part II, Item 1A, “Risk Factors,” and are based on information available to us as of August 6, 2025.  We assume no obligation to update any such forward-looking statements.  Certain risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements.  These forward-looking statements are disclosed from time to time in our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), as well as in Part II, Item 1A, “Risk Factors,” within this Quarterly
Report on Form 10-Q.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | FLS 2

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

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 1

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$57,050	$29,627
Short-term investments	22,467	48,392
Accounts receivable, net	32,587	64,066
Inventories, net	32,660	24,906
Prepaid expenses and other assets	7,382	6,665
Total current assets	152,146	173,656
Long-term investments	14,133	21,832
Deferred tax assets, net	10,341	9,004
Property and equipment, net	13,632	15,424
Operating lease, right of use asset	8,687	9,695
Goodwill	12,790	12,790
Other assets, non-current	546	391
Total assets	$212,275	$242,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,444	$3,109
Accrued expenses and other liabilities	11,248	17,728
Lease liabilities	2,414	2,020
Contract liabilities	1,733	571
Total current liabilities	18,839	23,428
Lease liabilities, non-current	8,144	9,297
Other liabilities, non-current	85	57
Total liabilities	27,068	32,782
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	67	66
Additional paid-in capital	239,883	235,010
Accumulated other comprehensive income	37	98
Treasury stock	(152,660)	(130,870)
Retained earnings	97,880	105,706
Total stockholders’ equity	185,207	210,010
Total liabilities and stockholders’ equity	$212,275	$242,792
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 2

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Revenue	$28,051	$27,199	$36,116	$39,289
Cost of revenue	10,097	9,633	13,704	14,588
Gross profit	17,954	17,566	22,412	24,701

Operating expenses:
General and administrative	7,669	9,532	16,243	17,098
Sales and marketing	5,360	6,104	10,266	12,256
Research and development	3,451	3,944	6,452	8,295
Restructuring charges	—	—	539	—
Total operating expenses	16,480	19,580	33,500	37,649
Income (loss) from operations	1,474	(2,014)	(11,088)	(12,948)

Other income (expense):
Interest income	940	1,663	2,013	3,105
Other non-operating expense, net	(26)	(49)	(20)	(102)
Total other income, net	914	1,614	1,993	3,003
Income (loss) before income taxes	2,388	(400)	(9,095)	(9,945)
Provision for (benefit from) income taxes	334	242	(1,269)	(1,043)
Net income (loss)	$2,054	$(642)	$(7,826)	$(8,902)

Net income (loss) per share:
Basic	$ 0.04	$ (0.01)	$ (0.14)	$ (0.16)
Diluted	$ 0.04	$ (0.01)	$ (0.14)	$ (0.16)

Number of shares used in per share calculations:
Basic	54,257	57,366	54,578	57,234
Diluted	54,486	57,366	54,578	57,234
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 3

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net income (loss)	$2,054	$(642)	$(7,826)	$(8,902)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	53	9	37	37
Unrealized loss on investments	(91)	(10)	(98)	(54)
Total other comprehensive loss, net of tax	(38)	(1)	(61)	(17)
Comprehensive income (loss)	$2,016	$(643)	$(7,887)	$(8,919)
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 4

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except shares)
Common stock
Beginning balance	$67	$65	$66	$65
Issuance of common stock, net	—	1	1	1
Ending balance	67	66	67	66

Additional paid-in capital
Beginning balance	237,550	222,122	235,010	217,617
Issuance of common stock, net	368	311	983	1,501
Stock-based compensation	1,965	2,807	3,890	6,122
Ending balance	239,883	225,240	239,883	225,240

Accumulated other comprehensive income (loss)
Beginning balance	75	(60)	98	(44)
Other comprehensive loss
Foreign currency translation adjustments	53	9	37	37
Unrealized loss on investments	(91)	(10)	(98)	(54)
Total other comprehensive loss, net	(38)	(1)	(61)	(17)
Ending balance	37	(61)	37	(61)

Treasury stock
Beginning balance	(135,405)	(80,486)	(130,870)	(80,486)
Common stock repurchased	(17,255)	—	(21,790)	—
Ending balance	(152,660)	(80,486)	(152,660)	(80,486)

Retained earnings
Beginning balance	95,826	74,396	105,706	82,656
Net (loss) income	2,054	(642)	(7,826)	(8,902)
Ending balance	97,880	73,754	97,880	73,754

Total stockholders’ equity	$185,207	$218,513	$185,207	$218,513

Common stock issued (shares)
Beginning balance	66,533,052	65,477,914	66,182,906	65,029,459
Issuance of common stock, net	104,736	93,361	454,882	541,816
Ending balance	66,637,788	65,571,275	66,637,788	65,571,275

Treasury stock (shares)
Beginning balance	11,676,340	8,148,512	11,397,045	8,148,512
Common stock repurchased	1,277,913	—	1,557,208	—
Ending balance	12,954,253	8,148,512	12,954,253	8,148,512

Total common stock outstanding (shares)	53,683,535	57,422,763	53,683,535	57,422,763
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 5

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
(In thousands)
Cash flows from operating activities:
Net loss	$(7,826)	$(8,902)
Adjustments to reconcile net loss to cash provided by operating activities
Stock-based compensation	3,899	6,100
Depreciation and amortization	1,906	2,041
Right of use asset amortization	936	870
Accretion (amortization) of discounts (premiums) on investments	(350)	(596)
Deferred income taxes	(1,337)	(1,117)
Impairment of long-lived assets	353	—
Other non-cash adjustments	235	288
Changes in operating assets and liabilities:
Accounts receivable, net	31,479	26,235
Contract assets	(185)	64
Inventories, net	(8,027)	(7,880)
Prepaid and other assets	(707)	(568)
Accounts payable	272	2,278
Accrued expenses and other liabilities	(6,986)	(6,270)
Contract liabilities	1,162	2,027
Net cash provided by operating activities	14,824	14,570

Cash flows from investing activities:
Maturities of marketable securities	51,125	30,385
Purchases of marketable securities	(17,243)	(73,280)
Capital expenditures	(326)	(1,025)
Proceeds from sales of fixed assets	10	90
Net cash provided by (used in) investing activities	33,566	(43,830)

Cash flows from financing activities:
Net proceeds from issuance of common stock	983	1,502
Repurchase of common stock	(21,577)	—
Payment of excise tax associated with repurchase of common stock	(432)	—
Net cash (used in) provided by financing activities	(21,026)	1,502

Effect of exchange rate differences on cash and cash equivalents	60	(24)
Net change in cash, cash equivalents and restricted cash	27,424	(27,782)
Cash, cash equivalents and restricted cash, beginning of year	29,757	68,225
Cash, cash equivalents and restricted cash, end of period	$57,181	$40,443
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 6

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
The June 30, 2025 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited
Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2024 included in the Company’s Annual
Report on Form 10-K filed with the SEC on February 26, 2025 (the “2024 Annual Report”).
The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 7

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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 6, 2025, the date of issuance of this Quarterly Report on Form 10-Q.
These estimates may change, as new events occur and additional information is obtained.  Actual results could differ materially from these estimates under different assumptions or conditions.  The Company undertakes no obligation to publicly update these estimates for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies in Note 1, “Description of Business and
Significant Accounting Policies - Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Item 8,
“Financial Statements and Supplementary Data,” of the 2024 Annual Report. See Note 12, “Stock-Based Compensation - Performance
Restricted Stock Units” for further discussion regarding the Company’s Performance Restricted Stock Units (“PRSUs”) issued during the six months ended June 30, 2025.
Recently Issued Accounting Pronouncement Not Yet Adopted
There have been no issued accounting pronouncements that have not yet been adopted during the six months ended June 30, 2025 that apply to the Company other than the pronouncements disclosed in Note 1, “Description of Business and Significant Accounting Policies -
Recently Issued Accounting Pronouncement Not Yet Adopted,” of the Notes to Consolidated Financial Statements included in Item 8,
“Financial Statements and Supplementary Data,” of the 2024 Annual Report.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 8

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

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Geographical market
Middle East and Africa[1]	$9,324	$92	$9,416	$12,204	$93	$12,297
Asia[2]	8,008	65	8,073	11,446	65	11,511
Europe[3]	9,056	55	9,111	10,131	55	10,186
Americas	1,451	—	1,451	2,122	—	2,122
Total revenue	$27,839	$212	$28,051	$35,903	$213	$36,116

Channel
Megaproject	$14,802	$—	$14,802	$14,838	$—	$14,838
Original equipment manufacturer	8,238	119	8,357	12,239	119	12,358
Aftermarket	4,800	92	4,892	8,827	93	8,920
Total revenue	$27,839	$212	$28,051	$35,903	$213	$36,116
1 Within the Middle East and Africa market, Oman represented revenue of $5,994, or 21% and $6,009, or 17% of total revenue during the three and six months ended June 30, 2025, respectively.
2 Within the Asia market, China represented revenue of $3,484, or 12% and $4,052, or 11% of total revenue during the three and six months ended June 30, 2025, respectively.
3 Within the Europe market, Spain represented revenue of $8,013, or 29% and $8,734, or 24% of total revenue during the three and six months ended June 30, 2025, respectively.

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Geographical market
Middle East and Africa[1]	$14,467	$245	$14,712	$19,252	$246	$19,498
Asia[2]	7,962	36	7,998	9,941	36	9,977
Europe	2,522	—	2,522	3,908	—	3,908
Americas	1,967	—	1,967	5,906	—	5,906
Total revenue	$26,918	$281	$27,199	$39,007	$282	$39,289

Channel
Megaproject	$15,815	$—	$15,815	$19,915	$—	$19,915
Original equipment manufacturer	6,909	36	6,945	10,255	36	10,291
Aftermarket	4,194	245	4,439	8,837	246	9,083
Total revenue	$26,918	$281	$27,199	$39,007	$282	$39,289
1 Within the Middle East and Africa market, Morocco represented revenue of $4,831, or 18% of total revenue and $6,236 or 16% of total revenue during the three and six months ended June 30, 2024, respectively and the United Arab Emirates represented revenue of $5,424, or
20% of total revenue and $5,654 or 14% of total revenue during the three and six months ended June 30, 2024, respectively.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 9

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2 Within the Asia market, India represented revenue of $4,456, or 16% of total revenue and $4,633 or 12% of total revenue during the three and six months ended June 30, 2024, respectively.
Contract Balances
The following table presents contract balances by category.

	June 30, 2025	December 31, 2024
	(In thousands)
Accounts receivable, net	$32,587	$64,066
Contract assets, current (included in prepaid expenses and other assets)	$2,961	$2,776

Contract liabilities:
Contract liabilities, current	$1,733	$571
Total contract liabilities	$1,733	$571
Contract Liabilities
The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance.  The following table presents the change in contract liability balances during the reported periods.

	June 30, 2025	December 31, 2024
(In thousands)
Contract liabilities, beginning of year	$571	$1,187
Revenue recognized	(76)	(1,085)
Cash received, excluding amounts recognized as revenue during the period	1,238	469
Contract liabilities, end of period	$1,733	$571
Remaining Performance Obligations
As of June 30, 2025, the following table presents the revenue that is expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied.

Period	Remaining Performance Obligations
(In thousands)
2025 (remaining six months)	$8,517
Total	$8,517

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 10

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
The following tables present the computation of basic and diluted net income (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Numerator
Net income (loss)	$2,054	$(642)	$(7,826)	$(8,902)

Denominator (weighted average shares)
Basic common shares outstanding	54,257	57,366	54,578	57,234
Stock options	173	—	—	—
RSUs	56	—	—	—
Diluted common shares outstanding	54,486	57,366	54,578	57,234

Net income (loss) per share
Basic	$ 0.04	$ (0.01)	$ (0.14)	$ (0.16)
Diluted	$ 0.04	$ (0.01)	$ (0.14)	$ (0.16)
The following tables present the equity awards that are excluded from diluted net income (loss) per share because their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Anti-dilutive equity award shares	1,992	3,010	3,038	3,010

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 11

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

	June 30, 2025	December 31, 2024	June 30, 2024
	(In thousands)
Cash and cash equivalents	$57,050	$29,627	$40,313
Restricted cash, non-current (included in other assets, non-current)	131	130	130
Total cash, cash equivalents and restricted cash	$57,181	$29,757	$40,443
Accounts Receivable, net

	June 30, 2025	December 31, 2024
	(In thousands)
Accounts receivable, gross	$32,808	$64,287
Allowance for doubtful accounts	(221)	(221)
Accounts receivable, net	$32,587	$64,066
Inventories, net
Inventory amounts are stated at the lower of cost or net realizable value, using the first-in, first-out method.

	June 30, 2025	December 31, 2024
	(In thousands)
Raw materials	$9,119	$8,829
Work in process	7,989	6,417
Finished goods	16,465	10,463
Inventories, gross	33,573	25,709
Valuation adjustments for excess and obsolete inventory	(913)	(803)
Inventories, net	$32,660	$24,906

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 12

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Expenses and Other Liabilities

	June 30, 2025	December 31, 2024
	(In thousands)
Accrued expenses and other liabilities, current
Payroll, benefits, incentives and commissions payable	$7,944	$10,179
Warranty reserve	984	1,090
Restructuring accrual	262	2,476
Income taxes payable	42	947
Other accrued expenses and other liabilities	2,016	3,036
Total accrued expenses and other liabilities	11,248	17,728

Other liabilities, non-current	85	57
Total accrued expenses, and current and non-current other liabilities	$11,333	$17,785
Restructuring
During the fourth quarter of fiscal year 2024, the Company implemented a restructuring plan which included reductions in its workforce in all functions of the organization, primarily in its San Leandro location, in order to lower the Company’s operating cost structure, and to position the Company for profitable growth.  The Company recorded a restructuring charge of approximately $3.0 million in total, of which $0.5 million was recorded during the six months ended June 30, 2025. The Company did not record any restructuring charge during the three months ended June 30, 2025. The total restructuring charge recorded relates to severance and benefits, including reemployment assistance, for 38 terminated employees, which was approximately 15% of the Company’s workforce. The implementation of the restructuring plan was substantially complete by the end of the first quarter of fiscal year 2025 and the Company does not expect to incur significant additional expenses related to the restructuring.  All expenses associated with the Company’s restructuring plan are included in
“Restructuring charges” in the Condensed Consolidated Statements of Operations.

	Segment		Corporate	Total Expense
	Water	Emerging Technology
	(In thousands)
Amount recognized in 2024	1,147	832	497	2,476
Amount recognized in Q1 2025	210	123	206	539
Amount recognized in Q2 2025	—	—	—	—
Total restructuring expenses recognized	$1,357	$955	$703	$3,015
The following table presents the change in the Company’s restructuring accrual balances during the reported period:

Severance and Benefits
(In thousands)
Balance, as of December 31, 2024	$2,476
Restructuring provision	539
Cash paid	(2,753)
Balance, as of June 30, 2025	$262

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 13

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Investments and Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the Company’s financial assets measured on a recurring basis by contractual maturity, including pricing category, amortized cost, gross unrealized gains and losses, and fair value.  As of June 30, 2025 and December 31, 2024, the Company had
no financial liabilities and no Level 3 financial assets.

		June 30, 2025				December 31, 2024
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$17,417	$—	$—	$17,417	$2,580	$—	$—	$2,580
U.S. treasury securities	Level 2	3,979	—	—	3,979	—	—	—	—
Total cash equivalents		21,396	—	—	21,396	2,580	—	—	2,580

Short-term investments
U.S. treasury securities	Level 2	7,585	4	(1)	7,588	20,303	42	—	20,345
Corporate notes and bonds	Level 2	14,829	52	(2)	14,879	27,995	52	—	28,047
Total short-term investments		22,414	56	(3)	22,467	48,298	94	—	48,392

Long-term investments
U.S. treasury securities	Level 2	4,467	19	—	4,486	999	1	—	1,000
Corporate notes and bonds	Level 2	9,620	27	—	9,647	18,983	65	(13)	19,035
Municipal and agency notes and bonds	Level 2	—	—	—	—	1,799	—	(2)	1,797
Total long-term investments		14,087	46	—	14,133	21,781	66	(15)	21,832
Total short and long-term investments		36,501	102	(3)	36,600	70,079	160	(15)	70,224
Total		$57,897	$102	$(3)	$57,996	$72,659	$160	$(15)	$72,804

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 14

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

	June 30, 2025		December 31, 2024
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. treasury securities	$1,892	$(1)	$—	$—
Corporate notes and bonds	1,919	(2)	7,569	(13)
Municipal and agency notes and bonds	—	—	1,797	(2)
Total available-for-sale investments with unrealized loss positions	$3,811	$(3)	$9,366	$(15)

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 15

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
Under the Credit Agreement, as of June 30, 2025, there were no revolving loans outstanding.  In addition, under the LCs component, the Company utilized $16.8 million of the maximum allowable credit line of $30.0 million, which includes newly issued LCs and previously issued and unexpired stand-by letters of credit (“SBLCs”).
Letters of Credit
The following table presents the total outstanding LCs and SBLCs issued by the Company to its customers related to product warranty and performance guarantees.

	June 30, 2025	December 31, 2024
	(In thousands)
Outstanding letters of credit	$16,793	$15,708

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 16

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Commitments and Contingencies
Sublease
On March 10, 2025, the Company entered into an agreement to sublease its Katy, Texas operating lease. The sublease commenced on March 10, 2025 and will expire on December 31, 2029. The sublease is classified as an operating lease and has a remaining lease term of 4.5 years as of June 30, 2025. Sublease income was immaterial during the three and six months ended June 30, 2025 and is recorded as a reduction of lease expense in general and administrative within the Company’s Condensed Consolidated Statements of Operations.
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
The Company calculated the impairment charge by comparing the carrying value of the Katy, Texas operating lease to its fair value, which was calculated based on the net discounted cash flows associated with the sublease. The Company recorded a total impairment charge of $0.4 million during the six months ended June 30, 2025, of which $0.2 million and $0.2 million was recorded against the right-of-
use asset and the associated leasehold improvements, respectively. No impairment charges were recorded during the three months ended
June 30, 2025. The allocation of the impairment charge was based on the relative carrying value of the assets. The impairment charge was recorded in general and administrative within the Company’s Condensed Consolidated Statements of Operations.
Litigation
From time-to-time, the Company has been named in and subject to various proceedings and claims in connection with its business.
The Company may in the future become involved in litigation in the ordinary course of business, including litigation that could be material to its business.  The Company considers all claims, if any, on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable.  Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements.  The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  As of June 30, 2025, the Company was not involved in any lawsuits, legal proceedings or claims that would have a material effect on the Company’s financial position, results of operations, or cash flows.  Therefore, there were no material losses which were probable or reasonably possible.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 17

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$334	$242	$(1,269)	$(1,043)
Discrete items	(22)	64	30	140
Provision for (benefit from) income taxes, excluding discrete items	$312	$306	$(1,239)	$(903)
Effective tax rate	14.0%	(60.5%)	14.0%	10.5%
Effective tax rate, excluding discrete items	13.0%	(76.2%)	13.7%	9.1%
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
For the three and six months ended June 30, 2025, the recognized provision for and (benefit from) income taxes, respectively, resulted from the tax projection based on the full year forecasted profit and included benefits related to the U.S. federal foreign-derived intangible income (“FDII”), federal research and development (“R&D”) tax credit, certain permanent differences, such as stock-based compensation shortfalls, and partial release of California valuation allowance.
For the three and six months ended June 30, 2024, the recognized provision for and (benefit from) income taxes, respectively, resulted from the tax projection based on the full year forecasted profit and included benefits related to the U.S. FDII, federal R&D tax credit, and certain permanent differences, such as share-based compensation windfalls.
The effective tax rate excluding discrete items for the six months ended June 30, 2025, as compared to the prior year, differed primarily due to lower projected R&D tax credits, increased non-deductible officer stock-based compensation, and lower projected U.S. FDII benefits.
On July 4, 2025, the One Big Beautiful Bill (“OBBA”) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. The OBBA has multiple effective dates, and the Company is currently assessing the impact of these tax law changes on its financial statements.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 18

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
The following tables present a summary of the Company’s financial information by segment, including significant segment expenses, and corporate operating expenses.

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
Revenue	$27,839	$212	$—	$28,051	$35,903	$213	$—	$36,116
Cost of revenue	9,926	171	—	10,097	13,487	217	—	13,704
Gross profit (loss)	17,913	41	—	17,954	22,416	(4)	—	22,412

Operating expenses
General and administrative	1,323	571	5,775	7,669	2,896	1,326	12,021	16,243
Sales and marketing	3,280	1,569	511	5,360	6,425	2,839	1,002	10,266
Research and development	1,604	1,847	—	3,451	2,782	3,670	—	6,452
Restructuring charges	—	—	—	—	210	123	206	539
Total operating expenses	6,207	3,987	6,286	16,480	12,313	7,958	13,229	33,500
Operating income (loss)	$11,706	$(3,946)	$(6,286)	$1,474	$10,103	$(7,962)	$(13,229)	$(11,088)

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
Revenue	$26,918	$281	$—	$27,199	$39,007	$282	$—	$39,289
Cost of revenue	9,345	288	—	9,633	14,299	289	—	14,588
Gross profit (loss)	17,573	(7)	—	17,566	24,708	(7)	—	24,701

Operating expenses
General and administrative	1,912	984	6,636	9,532	3,834	2,002	11,262	17,098
Sales and marketing	3,837	1,700	567	6,104	7,582	3,507	1,167	12,256
Research and development	1,073	2,871	—	3,944	2,173	6,122	—	8,295
Total operating expenses	6,822	5,555	7,203	19,580	13,589	11,631	12,429	37,649
Operating income (loss)	$10,751	$(5,562)	$(7,203)	$(2,014)	$11,119	$(11,638)	$(12,429)	$(12,948)

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 19

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

		Three Months Ended June 30,		Six Months Ended June 30,
	Segment	2025	2024	2025	2024
Customer A	Water	21%	**	17%	**
Customer B	Water	16%	**	13%	**
Customer C	Water	**	19%	**	13%
Customer D	Water	**	18%	**	12%
Customer E	Water	**	15%	**	11%

**Zero or less than 10%.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 20

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 — Stockholders’ Equity
Share Repurchase Program
The Company’s Board, from time-to-time, has authorized a share repurchase program under which the Company may, at the discretion of management, repurchase its outstanding common stock in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws.  The timing and amounts of any purchase under the Company’s share repurchase program is based on market conditions and other factors including price, regulatory requirements, and capital availability.  The
Company accounts for stock repurchases under these programs using the cost method.  As of June 30, 2025, the Company has repurchased
13.0 million shares of its common stock at an aggregate cost of $152.1 million under all share repurchase programs.
February 2025 Authorization
On February 26, 2025, the Company announced that the Board authorized a share repurchase program under which the Company may repurchase its outstanding common stock, at the discretion of management, for up to $30.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “February 2025
Authorization”). The February 2025 Authorization will expire in February 2026.
The following table presents the share repurchase activities under the February 2025 Authorization as of June 30, 2025.

	Number of Shares Purchased	Average Price Paid per Share(1)	Plan Activity
			(In millions)
February 2025 Authorization			$30.0
Repurchases under February 2025 Authorization	1,557,208	$13.85	(21.6)
Remaining amount under February 2025 Authorization			$8.4

(1)Excluding commissions
Of the 1,557,208 shares purchased, 1,277,913 and 1,557,208 were purchased during the three and six months ended June 30, 2025 for $17.1 million and $21.6 million, respectively.
August 2025 Authorization
On August 6, 2025, the Board announced a share repurchase program under which the Company may repurchase its outstanding common stock, at the discretion of management, for up to $25.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “August 2025 Authorization”). The August
2025 Authorization will expire in May 2026.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 21

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 — Stock-based Compensation
Performance Restricted Stock Units
On January 23, 2025, the Compensation Committee of the Board adopted a new form of PRSU award agreement under the 2020
Equity Incentive Plan (the “2020 Plan”), to among other things, define the terms of the performance metrics and performance period for such
PRSUs. During the three and six months ended June 30, 2025, the Company granted 13,455 and 300,753 PRSUs, respectively.
PRSUs outstanding as of June 30, 2025 generally vest over 3 years and are dependent upon continued employment and meeting certain cumulative revenue and cumulative adjusted EBITDA targets. Adjusted EBITDA is a non-GAAP financial measure that the Company defines as net income (loss) which excludes i) depreciation and amortization; ii) stock-based compensation; iii) executive transition costs; iv)
restructuring charges; v) impairment of long-lived assets; vi) other income, net, such as interest income and other non-operating expense, net; and vii) provision for (benefit from) income taxes. As PRSUs vest, the units will be settled in shares of common stock.  The number of potential shares issued based on PRSUs granted during the three and six months ended June 30, 2025 is dependent on the level of achievement of the performance targets discussed above, which ranges from 0 shares to up to 38,961 and 902,259 shares of common stock, respectively.  The units are valued based on the Company’s market price on the date of grant. As of June 30, 2025, no expense has been recognized in relation to the PRSUs as the performance conditions are not considered probable.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 22

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

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 23

Results of Operations
A discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, is presented below.
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
Revenue by Channel Customers

	Three Months Ended June 30,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$14,802	53%	$15,815	58%	$(1,013)	(6%)
Original equipment manufacturer	8,357	30%	6,945	26%	1,412	20%
Aftermarket	4,892	17%	4,439	16%	453	10%
Total revenue	$28,051	100%	$27,199	100%	$852	3%

	Six Months Ended June 30,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$14,838	41%	$19,915	51%	$(5,077)	(25%)
Original equipment manufacturer	12,358	34%	10,291	26%	2,067	20%
Aftermarket	8,920	25%	9,083	23%	(163)	(2%)
Total revenue	$36,116	100%	$39,289	100%	$(3,173)	(8%)
Revenue Attributable to Primary Geographical Markets by Segments

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 24

	Three Months Ended June 30,
	2025			2024
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Middle East and Africa[1]	$9,324	$92	$9,416	$14,467	$245	$14,712
Asia[2]	8,008	65	8,073	7,962	36	7,998
Europe[3]	9,056	55	9,111	2,522	—	2,522
Americas	1,451	—	1,451	1,967	—	1,967
Total revenue	$27,839	$212	$28,051	$26,918	$281	$27,199
1 Within the Middle East and Africa market, the following countries represented revenue in excess of 10%.

		Three Months Ended June 30,
		2025		2024
	Segment	Revenue	Percentage	Revenue	Percentage
		(In thousands)
Oman	Water	$5,994	21%	**	**
United Arab Emirates	Water	**	**	$5,424	20%
Morocco	Water	**	**	$4,831	18%
2 Within the Asia market, the following countries represented revenue in excess of 10%.

		Three Months Ended June 30,
		2025		2024
	Segment	Revenue	Percentage	Revenue	Percentage
		(In thousands)
China	Water	$3,484	12%	**	**
India	Water	**	**	$4,456	16%
3 Within the Europe market, the following countries represented revenue in excess of 10%.

		Three Months Ended June 30,
		2025		2024
	Segment	Revenue	Percentage	Revenue	Percentage
		(In thousands)
Spain	Water	$8,013	29%	**	**

**Zero or less than 10%.

	Six Months Ended June 30,
	2025			2024
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Middle East and Africa[1]	$12,204	$93	$12,297	$19,252	$246	$19,498
Asia[2]	11,446	65	11,511	9,941	36	9,977
Europe[3]	10,131	55	10,186	3,908	—	3,908
Americas	2,122	—	2,122	5,906	—	5,906
Total revenue	$35,903	$213	$36,116	$39,007	$282	$39,289

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 25

1 Within the Middle East and Africa market, the following countries represented revenue in excess of 10%.

		Six Months Ended June 30,
		2025		2024
	Segment	Revenue	Percentage	Revenue	Percentage
		(In thousands)
Oman	Water	$6,009	17%	**	**
United Arab Emirates	Water	**	**	$5,654	14%
Morocco	Water	**	**	$6,236	16%
2 Within the Asia market, the following countries represented revenue in excess of 10%.

		Three Months Ended June 30,
		2025		2024
	Segment	Revenue	Percentage	Revenue	Percentage
		(In thousands)
China	Water	$4,052	11%	**	**
India	Water	**	**	$4,633	12%
3 Within the Europe market, the following countries represented revenue in excess of 10%.

		Three Months Ended June 30,
		2025		2024
	Segment	Revenue	Percentage	Revenue	Percentage
		(In thousands)
Spain	Water	$8,734	24%	**	**

**Zero or less than 10%.
Three months ended June 30, 2025, as compared to the three months ended June 30, 2024
The decrease in MPD revenue of $1.0 million was due primarily to lower shipments of products to the Middle East and Africa (“MEA”)
and Asia markets, partially offset by higher shipments of products to the Europe market.
The increase in OEM revenue of $1.4 million was due primarily to:
•Wastewater: The increase in revenue of $1.7 million was due primarily to higher shipments of products to the Asia and Europe markets, partially offset by lower shipments of products to the Americas market.
•Desalination: The decrease in revenue of $0.4 million was due primarily to lower shipments of products to the Europe, MEA, and
Americas markets, partially offset by higher shipments of products to the Asia market.
The increase in AM revenue of $0.5 million was due primarily to higher shipments of products to the Europe and Asia markets.
Six months ended June 30, 2025, as compared to the six months ended June 30, 2024
The decrease in MPD revenue of $5.1 million was due primarily to lower shipments to the MEA, Asia, and Americas markets, partially offset by higher shipments of products to the Europe market.
The increase in OEM revenue of $2.1 million was primarily due:
•Wastewater: The increase in revenue of $1.7 million was due primarily to higher shipments of products to the Asia and Europe markets.
•Desalination: The increase in revenue of $0.3 million was due primarily to higher shipments to the Asia market, partially offset by lower shipments to the Americas, Europe, and MEA markets.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 26

The decrease in AM revenue of $0.2 million was due primarily to lower shipments to the Americas market, partially offset by higher shipments of products to the Europe and Asia markets.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(In thousands, except percentage and basis point)
Gross profit	$17,954	$17,566	$388	$22,412	$24,701	$(2,289)
Gross margin	64.0%	64.6%	(60) bps	62.1%	62.9%	(80) bps
The increase in gross profit and decrease in gross margin for the three months ended June 30, 2025, as compared to the prior year, was due primarily to costs related to product mix and tariffs.
The decrease in gross profit and gross margin for the six months ended June 30, 2025, as compared to the prior year, was due primarily to costs related to product mix and tariffs during the six months ended June 30, 2025.
Operating Expenses
The total material changes of general and administrative (“G&A”), sales and marketing (“S&M”) and R&D operating expenses for the three and six months ended June 30, 2025, as compared to the comparable periods in the prior year, are discussed within the following overall operating expenditures, and the segment and corporate operating expenses discussions below.

	Three Months Ended June 30,
	2025				2024
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
Operating expenses
General and administrative	$1,323	$571	$5,775	$7,669	$1,912	$984	$6,636	$9,532
Sales and marketing	3,280	1,569	511	5,360	3,837	1,700	567	6,104
Research and development	1,604	1,847	—	3,451	1,073	2,871	—	3,944
Total operating expenses	$6,207	$3,987	$6,286	$16,480	$6,822	$5,555	$7,203	$19,580
Three months ended June 30, 2025, as compared to the three months ended June 30, 2024
Overall Operating Expenditures.  Overall operating expenditures decreased $3.1 million, or (15.8%).  This decrease was due primarily to lower employee compensation costs, a severance charge in the three months ended June 30, 2024 that did not recur and higher consulting costs incurred in the previous year related to our corporate strategy.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 27

Water Segment.  Water segment operating expenses decreased by $0.6 million, or (9.0)%.  This decrease was due primarily to lower employee compensation costs, including stock-based compensation.
Emerging Technologies Segment.  Emerging Technologies segment operating expenses decreased by $1.6 million, or (28.2%).  This decrease was due primarily to lower employee compensation costs.
Corporate Operating Expenses. Corporate operating expenses decreased by $0.9 million, or (12.7%). This decrease was due primarily to higher consulting costs incurred in the previous year related to our corporate strategy.

	Six Months Ended June 30,
	2025				2024
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$2,896	$1,326	$12,021	$16,243	$3,834	$2,002	$11,262	$17,098
Sales and marketing	6,425	2,839	1,002	10,266	7,582	3,507	1,167	12,256
Research and development	2,782	3,670	—	6,452	2,173	6,122	—	8,295
Restructuring charges	210	123	206	539	—	—	—	—
Total operating expenses	$12,313	$7,958	$13,229	$33,500	$13,589	$11,631	$12,429	$37,649
Six months ended June 30, 2025, as compared to the six months ended June 30, 2024
Overall Operating Expenditures.  Overall operating expenditures decreased by $4.1 million, or (11.0%).  This decrease was due primarily to a decrease in employee costs, such as employee compensation and stock-based compensation as well as severance charges incurred during the six months ended June 30, 2024 that did not recur, partially offset by restructuring charges, and an increase in consulting costs.  Changes in non-employee costs included:
•G&A:  higher consulting costs related to the enhancement of our corporate strategy as well as $0.4 million of impairment costs associated with the sublease of our Katy, Texas lease.
•R&D:  lower Emerging Technologies segment development costs.
Water Segment.  Water segment operating expenses decreased by $1.3 million, or (9.4%).  This decrease was due primarily to lower employee costs, including stock-based compensation costs.
Emerging Technologies Segment.  Emerging Technologies operating expenses decreased by $3.7 million, or (31.6%).  This decrease was due primarily to lower employee costs, including stock-based compensation, as well as lower development costs.
Corporate Operating Expenses.  Corporate operating expenses increased by $0.8 million, or 6.4%.  This increase was primarily due to higher consulting costs, restructuring charges and impairment costs associated with the sublease of the Katy, Texas lease incurred during the six months ended June 30, 2025, partially offset by lower employee costs.
Restructuring Charges.  During the fourth quarter of fiscal year 2024, we implemented a restructuring plan which included reductions in our workforce in all functions of the organization, primarily in our San Leandro location, in order to lower our operating cost structure, and to position the Company for profitable growth.  We recorded a restructuring charge of approximately $3.0 million, of which $0.5 million was recorded during the six months ended June 30, 2025, respectively. The company did not record a restructuring charge during the three months ended June 30, 2025.  The total restructuring charge relates to severance and benefits, including reemployment assistance, for
38 terminated employees, which was approximately 15% of our workforce.  The implementation of the restructuring plan was substantially complete by the end of the first quarter of fiscal year 2025 and the Company does not expect to incur significant additional expenses related to the restructuring. See Note 4, “Other Financial Information – Restructuring,” of the Notes for further discussion and disclosure on our restructuring program.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 28

Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Interest income	$940	$1,663	$2,013	$3,105
Other non-operating expense, net	(26)	(49)	(20)	(102)
Total other income, net	$914	$1,614	$1,993	$3,003
The decrease in “Total other income, net” in the three and six months ended June 30, 2025, as compared to the comparable period in the prior year, was primarily due to a decrease in short- and long-term investments.
Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except percentages)
(Benefit from) provision for income taxes	$334	$242	$(1,269)	$(1,043)
Discrete items	(22)	64	30	140
(Benefit from) provision for income taxes, excluding discrete items	$312	$306	$(1,239)	$(903)
Effective tax rate	14.0%	(60.5%)	14.0%	10.5%
Effective tax rate, excluding discrete items	13.0%	(76.2%)	13.7%	9.1%
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
For the three and six months ended June 30, 2025, the recognized provision for and (benefit from) income taxes, respectively, resulted from the tax projection based on the full year forecasted profit and included benefits related to the U.S. federal foreign-derived intangible income (“FDII”), federal R&D tax credit, certain permanent differences, such as stock-based compensation shortfalls, and partial release of California valuation allowance.
For the three and six months ended June 30, 2024, the recognized provision for and (benefit from) income taxes, respectively, resulted from the tax projection based on the full year forecasted profit and included benefits related to the U.S. FDII, federal R&D tax credit, and certain permanent differences, such as share-based compensation windfalls.
The effective tax rate excluding discrete items for the six months ended June 30, 2025, as compared to the prior year, differed primarily due to lower projected R&D tax credits, increased non-deductible officer stock-based compensation, and lower projected U.S. FDII benefits.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 29

Liquidity and Capital Resources
Overview
From time-to-time, management and our Board of Directors (the “Board”) review our liquidity and future cash needs and may make a decision to (1) return capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing.  As of June 30, 2025, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $57.1 million that are primarily invested in money market funds and U.S. treasury securities; (ii) investment-grade short-term and long-term marketable debt instruments of $36.6 million that are primarily invested in U.S. treasury securities, corporate notes and bonds, and municipal and agency notes and bonds; and (iii) accounts receivable, net of allowances, of $32.6 million.  As of June 30, 2025, there was unrestricted cash of
$0.9 million held outside the U.S.  We invest cash not needed for current operations predominantly in investment-grade, marketable debt instruments with the intent to make such funds available for future operating purposes, as needed.  Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future.  We believe the risk of this portfolio to us is in the ability of the underlying companies or government agencies to cover their obligations at maturity, not in our ability to trade these securities at a profit.  Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.
Credit Agreement
We entered into a credit agreement with JPMorgan Chase Bank, N.A. on December 22, 2021 (as amended, the “Credit Agreement”).
The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component. The maximum allowable LCs under the credit line component of the Credit
Agreement is $30.0 million.  As of June 30, 2025, we were in compliance with all covenants under the Credit Agreement.
Under the Credit Agreement, as of June 30, 2025, there were no revolving loans outstanding.  In addition, as of June 30, 2025, under the LCs component, we utilized $16.8 million of the maximum allowable credit line of $30.0 million, which included newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”).  As of June 30, 2025, there was $16.8 million of outstanding LCs.
These LCs had a weighted average remaining life of approximately 19 months.
See Note 6, “Lines of Credit,” of the Notes for further discussion related to the Credit Agreement.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 30

Share Repurchase Program
The Board, from time-to-time, has authorized a share repurchase program under which we may, at our discretion, repurchase the
Company’s outstanding common stock in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws.  The timing and amounts of any purchase under the share repurchase programs are based on market conditions and other factors including price, regulatory requirements, and capital availability.  We account for stock repurchases under these programs using the cost method.  As of June 30, 2025, we have cumulatively repurchased 13.0 million shares of the Company’s common stock at an aggregate cost of $152.1 million under all closed share repurchase programs.  The following is a discussion of the current share repurchase program during the three and six months ended June 30, 2025.  See Note 11, “Stockholders’ Equity – Share Repurchase Program,” of the
Notes for further discussion related to share repurchase programs and a reconciliation of the latest share repurchase plan balance.
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
On August 6, 2025, the Board announced a share repurchase program under which we may repurchase our outstanding common stock, at the discretion of management, up to $25.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “August 2025 Authorization”).  We expect to commence repurchasing our outstanding common stock under the August 2025 Authorization during the third quarter of fiscal year 2025. The August
2025 Authorization will expire in May 2026.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 31

Cash Flows

	Six Months Ended June 30,
	2025	2024	Change
	(In thousands)
Net cash provided by operating activities	$14,824	$14,570	$254
Net cash provided by (used in) investing activities	33,566	(43,830)	77,396
Net cash (used in) provided by financing activities	(21,026)	1,502	(22,528)
Effect of exchange rate differences on cash and cash equivalents	60	(24)	84
Net change in cash, cash equivalents and restricted cash	$27,424	$(27,782)	$55,206
Cash Flows from Operating Activities
Net cash provided by operating activities is subject to the project driven, non-cyclical nature of our business.  Operating cash flow can fluctuate significantly from reporting period to reporting period, due to the timing of receipts of large project orders.  Operating cash flow may be negative in one reporting period and significantly positive in the next. Consequently, individual reporting period results and comparisons may not necessarily indicate a significant trend, either positive or negative.
The higher net cash provided by operating assets and liabilities for the six months ended June 30, 2025, as compared to the prior year, was due primarily to the following factors:
•Accounts receivable: an increase in cash due to an increase in collections related to revenues earned late in the fourth quarter of
2024; partially offset by
•Accounts payables: a decrease in cash due to the timing of the payments made on our outstanding payables.
Cash Flows from Investing Activities
Net cash provided by (used in) investing activities primarily relates to maturities and purchases of investment-grade marketable debt instruments, such as corporate notes and bonds, and capital expenditures supporting our growth.  We believe our investments in marketable debt instruments are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.  The increase in net cash provided by investing activities of $77.4 million in the six months ended June 30, 2025, as compared to the prior year, was primarily driven by less cash used for purchases of marketable debt instruments, net of cash proceeds from maturities of marketable debt instruments, of $76.8 million and a decrease in capital expenditures of $0.7 million.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 was lower as compared to the cash provided by financing activities in the prior year, due primarily to cash used for the repurchase of our common stock under the February 2025
Authorization and payment of associated excise tax, as well as a decrease in cash from exercises of employee stock options granted under our equity incentive plans.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 32

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

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 33

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
As of June 30, 2025, our investment portfolio of $40.6 million, in investment-grade marketable debt instruments, such as U.S. treasury securities, corporate notes and bonds, and municipal and agency notes and bonds, are classified as either cash equivalents or short-term and/or long-term investments on our Condensed Consolidated Balance Sheets.  These investments are subject to interest rate fluctuations and decrease in market value to the extent interest rates increase, which occurred during the six months ended June 30, 2025.  To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of approximately thirteen months.  As of June 30, 2025, a hypothetical 1% increase in interest rates would have resulted in a less than $0.3 million decrease in the fair value of our investments in marketable debt instruments as of such date.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 34

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the
end of the period covered by this report.
Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of
June 30, 2025, our disclosure controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 35

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
Item 3 — Defaults Upon Senior Securities
None.
Item 4 — Mine Safety Disclosures
Not applicable.
Item 5 — Other Information

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 36

10b5-1 Plans
As set forth below, during the three months ended June 30, 2025, one officer (within the meaning of Rule 16a-1(f) under the
Securities Exchange Act of 1934, as amended) has adopted and no officers terminated a Rule 10b5-1 trading arrangement (as defined in
Item 408 of Regulation S-K).

Name	Title	Date of Adoption or Termination (1)	Status (2)	Plan Type
William W. Yeung	Chief Legal Officer	June 12, 2025	Adoption	Rule 10b5-1 trading arrangement

(1)Effective (a) date of adoption; or (b) date of termination, of registrant’s Rule 10b5-1 trading arrangement.
(2)Activity related to registrant’s Rule 10b5-1 trading arrangement.
(3)The trading arrangement covers the sale of 100,005 shares of the Company’s common stock held by the participant at market price at various dates during the plan active period.  This plan is scheduled to expire on February 5, 2027 or upon the completion of all sales thereunder.

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 37

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

Energy Recovery, Inc. | Q2'2025 Quarterly Report (Form 10-Q) | 38

    SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	August 6, 2025	By:	/s/ DAVID W. MOON
David W. Moon
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2025	By:	/s/ MICHAEL S. MANCINI
Michael S. Mancini
Chief Financial Officer
(Principal Financial Officer)