Form 10-Q
period 2025-09-30
Energy Recovery, Inc.
filed 2025-11-05
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Large accelerated filer  ☑Accelerated filer  ☐Non-accelerated filer  ☐Smaller reporting company  ☐Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of October 31, 2025, there were 52,972,096 shares of the registrant’s common stock outstanding.

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q)

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | FLS 1

Forward-Looking Information
This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025, including Part I, Item 2,
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”), contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.
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
Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “continue,” “could,”
“may,” “potential,” “should,” “will,” “would,” and variations of such words and similar expressions are also intended to identify such forward-
looking statements.  These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict;
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
You should not place undue reliance on these forward-looking statements.  These forward-looking statements reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q.  All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part II, Item 1A, “Risk Factors,” and are based on information available to us as of November 5, 2025.  We assume no obligation to update any such forward-looking statements.  Certain risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements.  These forward-looking statements are disclosed from time to time in our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), as well as in Part II, Item 1A, “Risk Factors,” within this Quarterly
Report on Form 10-Q.

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | FLS 2

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

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 1

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$47,103	$29,627
Short-term investments	23,278	48,392
Accounts receivable, net	44,016	64,066
Inventories, net	33,566	24,906
Prepaid expenses and other assets	7,658	6,665
Total current assets	155,621	173,656
Long-term investments	9,556	21,832
Deferred tax assets, net	9,711	9,004
Property and equipment, net	13,341	15,424
Operating lease, right of use asset	8,198	9,695
Goodwill	12,790	12,790
Other assets, non-current	428	391
Total assets	$209,645	$242,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,744	$3,109
Accrued expenses and other liabilities	12,068	17,728
Lease liabilities	2,472	2,020
Contract liabilities	1,933	571
Total current liabilities	21,217	23,428
Lease liabilities, non-current	7,527	9,297
Other liabilities, non-current	69	57
Total liabilities	28,813	32,782
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	67	66
Additional paid-in capital	242,344	235,010
Accumulated other comprehensive income	34	98
Treasury stock	(163,367)	(130,870)
Retained earnings	101,754	105,706
Total stockholders’ equity	180,832	210,010
Total liabilities and stockholders’ equity	$209,645	$242,792
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 2

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Revenue	$32,000	$38,584	$68,116	$77,873
Cost of revenue	11,442	13,472	25,146	28,060
Gross profit	20,558	25,112	42,970	49,813

Operating expenses:
General and administrative	7,514	7,673	23,757	24,771
Sales and marketing	5,714	6,413	15,980	18,669
Research and development	3,668	3,969	10,120	12,264
Restructuring charges	—	—	539	—
Total operating expenses	16,896	18,055	50,396	55,704
Income (loss) from operations	3,662	7,057	(7,426)	(5,891)

Other income (expense):
Interest income	847	1,711	2,860	4,816
Other non-operating income (expense), net	45	57	25	(45)
Total other income, net	892	1,768	2,885	4,771
Income (loss) before income taxes	4,554	8,825	(4,541)	(1,120)
Provision for (benefit from) income taxes	680	344	(589)	(699)
Net income (loss)	$3,874	$8,481	$(3,952)	$(421)

Net income (loss) per share:
Basic	$ 0.07	$ 0.15	$ (0.07)	$ (0.01)
Diluted	$ 0.07	$ 0.15	$ (0.07)	$ (0.01)

Number of shares used in per share calculations:
Basic	53,162	57,756	54,101	57,409
Diluted	53,466	58,290	54,101	57,409
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 3

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income (loss)	$3,874	$8,481	$(3,952)	$(421)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(68)	(94)	(31)	(57)
Unrealized gain (loss) on investments	65	304	(33)	250
Total other comprehensive income (loss), net of tax	(3)	210	(64)	193
Comprehensive income (loss)	$3,871	$8,691	$(4,016)	$(228)
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 4

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except shares)
Common stock
Beginning balance	$67	$66	$66	$65
Issuance of common stock, net	—	—	1	1
Ending balance	67	66	67	66

Additional paid-in capital
Beginning balance	239,883	225,240	235,010	217,617
Issuance of common stock, net	380	4,293	1,363	5,794
Stock-based compensation	2,081	2,376	5,971	8,498
Ending balance	242,344	231,909	242,344	231,909

Accumulated other comprehensive income
Beginning balance	37	(61)	98	(44)
Other comprehensive (loss) income
Foreign currency translation adjustments	(68)	(94)	(31)	(57)
Unrealized (loss) gain on investments	65	304	(33)	250
Total other comprehensive (loss) income, net	(3)	210	(64)	193
Ending balance	34	149	34	149

Treasury stock
Beginning balance	(152,660)	(80,486)	(130,870)	(80,486)
Common stock repurchased	(10,707)	—	(32,497)	—
Ending balance	(163,367)	(80,486)	(163,367)	(80,486)

Retained earnings
Beginning balance	97,880	73,754	105,706	82,656
Net (loss) income	3,874	8,481	(3,952)	(421)
Ending balance	101,754	82,235	101,754	82,235

Total stockholders’ equity	$180,832	$233,873	$180,832	$233,873

Common stock issued (shares)
Beginning balance	66,637,788	65,571,275	66,182,906	65,029,459
Issuance of common stock, net	71,876	459,312	526,758	1,001,128
Ending balance	66,709,664	66,030,587	66,709,664	66,030,587

Treasury stock (shares)
Beginning balance	12,954,253	8,148,512	11,397,045	8,148,512
Common stock repurchased	775,610	—	2,332,818	—
Ending balance	13,729,863	8,148,512	13,729,863	8,148,512

Total common stock outstanding (shares)	52,979,801	57,882,075	52,979,801	57,882,075
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 5

ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
(In thousands)
Cash flows from operating activities:
Net loss	$(3,952)	$(421)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Stock-based compensation	6,106	8,512
Depreciation and amortization	2,819	3,050
Right of use asset amortization	1,434	1,317
Accretion (amortization) of discounts (premiums) on investments	(308)	(1,049)
Deferred income taxes	(707)	(705)
Impairment of long-lived assets	353	—
Inventory reserve adjustment	575	136
Other non-cash adjustments	(91)	171
Changes in operating assets and liabilities:
Accounts receivable, net	19,946	15,060
Contract assets	(17)	(882)
Inventories, net	(9,320)	(7,686)
Prepaid and other assets	(1,063)	(2,159)
Accounts payable	1,212	879
Accrued expenses and other liabilities	(6,656)	(6,467)
Contract liabilities	1,362	1,811
Net cash provided by operating activities	11,693	11,567

Cash flows from investing activities:
Maturities of marketable securities	60,150	59,423
Purchases of marketable securities	(22,480)	(80,490)
Capital expenditures	(668)	(1,194)
Proceeds from sales of fixed assets	10	90
Net cash provided by (used in) investing activities	37,012	(22,171)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,364	5,795
Repurchase of common stock	(32,178)	—
Payment of excise tax associated with repurchase of common stock	(603)	—
Net cash (used in) provided by financing activities	(31,417)	5,795

Effect of exchange rate differences on cash and cash equivalents	58	(23)
Net change in cash, cash equivalents and restricted cash	17,346	(4,832)
Cash, cash equivalents and restricted cash, beginning of year	29,757	68,225
Cash, cash equivalents and restricted cash, end of period	$47,103	$63,393
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 6

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
The September 30, 2025 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited
Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2024 included in the Company’s Annual
Report on Form 10-K filed with the SEC on February 26, 2025 (the “2024 Annual Report”).
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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 5, 2025, the date of issuance of this Quarterly Report on Form 10-Q.
These estimates may change, as new events occur and additional information is obtained.  Actual results could differ materially from these estimates under different assumptions or conditions.  The Company undertakes no obligation to publicly update these estimates for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 7

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies in Note 1, “Description of Business and
Significant Accounting Policies - Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Item 8,
“Financial Statements and Supplementary Data,” of the 2024 Annual Report. See Note 12, “Stock-Based Compensation - Performance
Restricted Stock Units” for further discussion regarding the Company’s Performance Restricted Stock Units (“PRSUs”) issued during the nine months ended September 30, 2025.
Recently Issued Accounting Pronouncement Not Yet Adopted
Other than the accounting pronouncement discussed below, there have been no issued accounting pronouncements that have not yet been adopted during the nine months ended September 30, 2025 that apply to the Company other than the pronouncements disclosed in
Note 1, “Description of Business and Significant Accounting Policies - Recently Issued Accounting Pronouncement Not Yet Adopted,” of the
Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of the 2024 Annual Report.
In July 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-05, Measurement of Credit
Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”).  ASU 2025-05 provides a practical expedient for measuring expected credit losses on current accounts receivables and contract assets by assuming that conditions at the balance sheet date remain unchanged over the life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those years, with early adoption permitted. The Company believes the adoption of ASU-2025-05 will not have a material impact on results of operations, cash flows, or financial condition.

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 8

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

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Geographical market[1]
Middle East and Africa	$16,685	$—	$16,685	$28,889	$93	$28,982
Asia	11,088	—	11,088	22,534	65	22,599
Europe	1,639	—	1,639	11,770	55	11,825
Americas	2,516	72	2,588	4,638	72	4,710
Total revenue	$31,928	$72	$32,000	$67,831	$285	$68,116

Channel
Megaproject	$18,400	$—	$18,400	$33,238	$—	$33,238
Original equipment manufacturer	8,890	72	8,962	21,128	192	21,320
Aftermarket	4,638	—	4,638	13,465	93	13,558
Total revenue	$31,928	$72	$32,000	$67,831	$285	$68,116
1 Within the geographical markets, the following countries represent revenue in excess of 10%.

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Total	Percentage	Total	Percentage
	(In thousands, except percentages)
Morocco	$9,261	29%	$10,897	16%
India	$4,916	15%	$6,749	10%
Saudi Arabia	$4,095	13%	**	**
Spain	**	**	$8,977	13%
China	**	**	$6,791	10%

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 9

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Geographical market[1]
Middle East and Africa	$28,043	$153	$28,196	$47,295	$399	$47,694
Asia	6,829	—	6,829	16,770	36	16,806
Europe	2,421	87	2,508	6,329	87	6,416
Americas	1,051	—	1,051	6,957	—	6,957
Total revenue	$38,344	$240	$38,584	$77,351	$522	$77,873

Channel
Megaproject	$29,009	$—	$29,009	$48,924	$—	$48,924
Original equipment manufacturer	4,832	87	4,919	15,087	123	15,210
Aftermarket	4,503	153	4,656	13,340	399	13,739
Total revenue	$38,344	$240	$38,584	$77,351	$522	$77,873
1 Within the geographical markets, the following countries represent revenue in excess of 10%.

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Total	Percentage	Total	Percentage
	(In thousands, except percentages)
Saudi Arabia	$11,101	29%	$13,833	18%
United Arab Emirates	$8,650	22%	$14,304	18%
Morocco	$5,636	15%	$11,872	15%
India	$4,708	12%	$9,341	12%
Contract Balances
The following table presents contract balances by category.

	September 30, 2025	December 31, 2024
	(In thousands)
Accounts receivable, net	$44,016	$64,066
Contract assets, current (included in prepaid expenses and other assets)	$2,793	$2,776

Contract liabilities:
Contract liabilities, current	$1,933	$571
Total contract liabilities	$1,933	$571

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 10

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract Liabilities
The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance.  The following table presents the change in contract liability balances during the reported periods.

	September 30, 2025	December 31, 2024
(In thousands)
Contract liabilities, beginning of year	$571	$1,187
Revenue recognized	(274)	(1,085)
Cash received, excluding amounts recognized as revenue during the period	1,636	469
Contract liabilities, end of period	$1,933	$571
Remaining Performance Obligations
As of September 30, 2025, the following table presents the revenue that is expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied.

Period	Remaining Performance Obligations
(In thousands)
2025 (remaining three months)	$4,786
Total	$4,786

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 11

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
The following tables present the computation of basic and diluted net income (loss) per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Numerator
Net income (loss)	$3,874	$8,481	$(3,952)	$(421)

Denominator (weighted average shares)
Basic common shares outstanding	53,162	57,756	54,101	57,409
Stock options	169	316	—	—
RSUs	135	218	—	—
Diluted common shares outstanding	53,466	58,290	54,101	57,409

Net income (loss) per share
Basic	$ 0.07	$ 0.15	$ (0.07)	$ (0.01)
Diluted	$ 0.07	$ 0.15	$ (0.07)	$ (0.01)
The following tables present the equity awards that are excluded from diluted net income (loss) per share because their effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Anti-dilutive equity award shares	1,048	1,077	2,949	2,876

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 12

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

	September 30, 2025	December 31, 2024	September 30, 2024
	(In thousands)
Cash and cash equivalents	$47,103	$29,627	$63,261
Restricted cash, non-current (included in other assets, non-current)	—	130	132
Total cash, cash equivalents and restricted cash	$47,103	$29,757	$63,393
Accounts Receivable, net

	September 30, 2025	December 31, 2024
	(In thousands)
Accounts receivable, gross	$44,341	$64,287
Allowance for doubtful accounts	(325)	(221)
Accounts receivable, net	$44,016	$64,066
Inventories, net
Inventory amounts are stated at the lower of cost or net realizable value, using the first-in, first-out method.

	September 30, 2025	December 31, 2024
	(In thousands)
Raw materials	$8,494	$8,829
Work in process	8,030	6,417
Finished goods	18,260	10,463
Inventories, gross	34,784	25,709
Valuation adjustments for excess and obsolete inventory	(1,218)	(803)
Inventories, net	$33,566	$24,906

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 13

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Expenses and Other Liabilities

	September 30, 2025	December 31, 2024
	(In thousands)
Accrued expenses and other liabilities, current
Payroll, benefits, incentives and commissions payable	$7,471	$10,179
Warranty reserve	987	1,090
Restructuring accrual	226	2,476
Income taxes payable	44	947
Other accrued expenses and other liabilities	3,340	3,036
Total accrued expenses and other liabilities	12,068	17,728

Other liabilities, non-current	69	57
Total accrued expenses, and current and non-current other liabilities	$12,137	$17,785
Restructuring
During the fourth quarter of fiscal year 2024, the Company implemented a restructuring plan which included reductions in its workforce in all functions of the organization, primarily in its San Leandro location, in order to lower the Company’s operating cost structure, and to position the Company for profitable growth.  The Company recorded a restructuring charge of approximately $3.0 million in total, of which $0.5 million was recorded during the nine months ended September 30, 2025. The Company did not record any restructuring charge during the three months ended September 30, 2025. The total restructuring charge recorded relates to severance and benefits, including reemployment assistance, for 38 terminated employees, which was approximately 15% of the Company’s workforce. The implementation of the restructuring plan was substantially complete by the end of the first quarter of fiscal year 2025 and the Company does not expect to incur significant additional expenses related to the restructuring.  All expenses associated with the Company’s restructuring plan are included in
“Restructuring charges” in the Condensed Consolidated Statements of Operations.

	Segment		Corporate	Total Expense
	Water	Emerging Technology
	(In thousands)
Amount recognized in 2024	1,147	832	497	2,476
Amount recognized in 2025	210	123	206	539
Total restructuring expenses recognized	$1,357	$955	$703	$3,015
The following table presents the change in the Company’s restructuring accrual balances during the reported period:

Severance and Benefits
(In thousands)
Balance, as of December 31, 2024	$2,476
Restructuring provision	539
Cash paid	(2,789)
Balance, as of September 30, 2025	$226

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 14

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Investments and Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the Company’s financial assets measured on a recurring basis by contractual maturity, including pricing category, amortized cost, gross unrealized gains and losses, and fair value.  As of September 30, 2025 and December 31, 2024, the
Company had no financial liabilities and no Level 3 financial assets.

		September 30, 2025				December 31, 2024
	Pricing Category	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$9,926	$—	$—	$9,926	$2,580	$—	$—	$2,580
U.S. treasury securities	Level 2	15,966	—	—	15,966	—	—	—	—
Total cash equivalents		25,892	—	—	25,892	2,580	—	—	2,580

Short-term investments
U.S. treasury securities	Level 2	10,043	8	—	10,051	20,303	42	—	20,345
Corporate notes and bonds	Level 2	13,178	49	—	13,227	27,995	52	—	28,047
Total short-term investments		23,221	57	—	23,278	48,298	94	—	48,392

Long-term investments
U.S. treasury securities	Level 2	3,460	20	—	3,480	999	1	—	1,000
Corporate notes and bonds	Level 2	6,050	26	—	6,076	18,983	65	(13)	19,035
Municipal and agency notes and bonds	Level 2	—	—	—	—	1,799	—	(2)	1,797
Total long-term investments		9,510	46	—	9,556	21,781	66	(15)	21,832
Total short and long-term investments		32,731	103	—	32,834	70,079	160	(15)	70,224
Total		$58,623	$103	$—	$58,726	$72,659	$160	$(15)	$72,804

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 15

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

	September 30, 2025		December 31, 2024
	Fair Value	Gross Unrealized Losses[1]	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. treasury securities	$9,878	$—	$—	$—
Corporate notes and bonds	—	—	7,569	(13)
Municipal and agency notes and bonds	—	—	1,797	(2)
Total available-for-sale investments with unrealized loss positions	$9,878	$—	$9,366	$(15)
1 Gross unrealized losses on the available-for-sale securities were not material as of September 30, 2025.

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 16

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
Under the Credit Agreement, as of September 30, 2025, there were no revolving loans outstanding.  In addition, under the LCs component, the Company utilized $18.2 million of the maximum allowable credit line of $30.0 million, which includes newly issued LCs and previously issued and unexpired stand-by letters of credit (“SBLCs”).
Letters of Credit
The following table presents the total outstanding LCs and SBLCs issued by the Company to its customers related to product warranty and performance guarantees.

	September 30, 2025	December 31, 2024
	(In thousands)
Outstanding letters of credit	$18,210	$15,708

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 17

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Commitments and Contingencies
Sublease
On March 10, 2025, the Company entered into an agreement to sublease its Katy, Texas operating lease. The sublease commenced on March 10, 2025 and will expire on December 31, 2029. The sublease is classified as an operating lease and has a remaining lease term of 4.3 years as of September 30, 2025. Sublease income was immaterial during the three and nine months ended September 30, 2025 and is recorded as a reduction of lease expense in general and administrative within the Company’s Condensed Consolidated Statements of
Operations.
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
The Company calculated the impairment charge by comparing the carrying value of the Katy, Texas operating lease to its fair value, which was calculated based on the net discounted cash flows associated with the sublease. The Company recorded a total impairment charge of $0.4 million during the nine months ended September 30, 2025, of which $0.2 million and $0.2 million was recorded against the right-of-use asset and the associated leasehold improvements, respectively. No impairment charges were recorded during the three months ended September 30, 2025. The allocation of the impairment charge was based on the relative carrying value of the assets. The impairment charge was recorded in general and administrative within the Company’s Condensed Consolidated Statements of Operations.
Litigation
From time-to-time, the Company has been named in and subject to various proceedings and claims in connection with its business.
The Company may in the future become involved in litigation in the ordinary course of business, including litigation that could be material to its business.  The Company considers all claims, if any, on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable.  Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements.  The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  As of September 30, 2025, the Company was not involved in any lawsuits, legal proceedings or claims that would have a material effect on the Company’s financial position, results of operations, or cash flows.  Therefore, there were no material losses which were probable or reasonably possible.

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 18

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$680	$344	$(589)	$(699)
Discrete items	(117)	426	(87)	566
Provision for (benefit from) income taxes, excluding discrete items	$563	$770	$(676)	$(133)
Effective tax rate	14.9%	3.9%	13.0%	62.4%
Effective tax rate, excluding discrete items	12.4%	8.7%	14.9%	11.8%
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
For the three and nine months ended September 30, 2025, the recognized provision for and (benefit from) income taxes, respectively, resulted from the tax projection based on the full year forecasted profit and included benefits related to the U.S. federal foreign-derived intangible income (“FDII”), federal research and development (“R&D”) tax credit, certain permanent differences, such as stock-based compensation shortfalls, and partial release of California valuation allowance.
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
The effective tax rate excluding discrete items for the nine months ended September 30, 2025, as compared to the prior year, differed primarily due to lower projected R&D tax credits, increased non-deductible officer stock-based compensation, and lower projected U.S. FDII benefits.
On July 4, 2025, the One Big Beautiful Bill (“OBBA”) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. During the three and nine months ended September 30, 2025, the Company recorded its best estimate of the impact of the
OBBA on the income tax provision. The Company will continue to evaluate the elections available within the OBBA, which may impact the timing of permanent and temporary differences within the Company’s tax provision.

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 19

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

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
Revenue	$31,928	$72	$—	$32,000	$67,831	$285	$—	$68,116
Cost of revenue	11,323	119	—	11,442	24,810	336	—	25,146
Gross profit (loss)	20,605	(47)	—	20,558	43,021	(51)	—	42,970

Operating expenses
General and administrative	1,418	669	5,427	7,514	4,314	1,995	17,448	23,757
Sales and marketing	3,704	1,557	453	5,714	10,129	4,396	1,455	15,980
Research and development	1,820	1,848	—	3,668	4,602	5,518	—	10,120
Restructuring charges	—	—	—	—	210	123	206	539
Total operating expenses	6,942	4,074	5,880	16,896	19,255	12,032	19,109	50,396
Operating income (loss)	$13,663	$(4,121)	$(5,880)	$3,662	$23,766	$(12,083)	$(19,109)	$(7,426)

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
Revenue	$38,344	$240	$—	$38,584	$77,351	$522	$—	$77,873
Cost of revenue	13,334	138	—	13,472	27,633	427	—	28,060
Gross profit	25,010	102	—	25,112	49,718	95	—	49,813

Operating expenses
General and administrative	1,803	906	4,964	7,673	5,637	2,908	16,226	24,771
Sales and marketing	3,777	1,977	659	6,413	11,359	5,484	1,826	18,669
Research and development	1,145	2,824	—	3,969	3,318	8,946	—	12,264
Total operating expenses	6,725	5,707	5,623	18,055	20,314	17,338	18,052	55,704
Operating income (loss)	$18,285	$(5,605)	$(5,623)	$7,057	$29,404	$(17,243)	$(18,052)	$(5,891)

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 20

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

		Three Months Ended September 30,		Nine Months Ended September 30,
	Segment	2025	2024	2025	2024
Customer A	Water	26%	**	12%	**
Customer B	Water	**	14%	**	14%
Customer C	Water	**	11%	**	11%
Customer D	Water	13%	**	**	**
Customer E	Water	10%	**	**	**
Customer F	Water	**	17%	**	**
Customer G	Water	**	10%	**	**

**Zero or less than 10%.

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 21

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 — Stockholders’ Equity
Share Repurchase Programs
The Company’s Board, from time-to-time, has authorized share repurchase programs under which the Company may, at the discretion of management, repurchase its outstanding common stock in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws.  The timing and amounts of any purchase under the Company’s share repurchase programs is based on market conditions and other factors including price, regulatory requirements, and capital availability.  The
Company accounts for stock repurchases under these programs using the cost method.  As of September 30, 2025, the Company has repurchased 13.7 million shares of its common stock at an aggregate cost of $162.7 million under all share repurchase programs.
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
Authorization”). The February 2025 Authorization will expire in February 2026.
The following table presents the share repurchase activities under the February 2025 Authorization as of September 30, 2025.

	Number of Shares Purchased	Average Price Paid per Share(1)	Plan Activity
			(In millions)
February 2025 Authorization			$30.0
Repurchases under February 2025 Authorization	2,183,648	$13.72	(30.0)
Remaining amount under February 2025 Authorization			$—

(1)Excluding commissions
Of the 2,183,648 shares purchased, 626,440 and 2,183,648 were purchased during the three and nine months ended September 30,
2025 for $8.4 million and $30.0 million, respectively. The Company completed all purchases under the February 2025 Authorization in August
2025.
August 2025 Authorization
On August 6, 2025, the Board announced a share repurchase program under which the Company may repurchase its outstanding common stock, at the discretion of management, for up to $25.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “August 2025 Authorization”). The August
2025 Authorization will expire in May 2026. The Company began to purchase under the August 2025 Authorization in August 2025.
The following table presents the share repurchase activities under the August 2025 Authorization as of September 30, 2025.

	Number of Shares Purchased	Average Price Paid per Share(1)	Plan Activity
			(In millions)
August 2025 Authorization			25.0
Repurchases under August 2025 Authorization	149,170	$14.58	(2.2)
Remaining amount under August 2025 Authorization			$22.8

(1)Excluding commissions
All of the 149,170 shares were purchased during the three and nine months ended September 30, 2025 for $2.2 million.

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 22

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 — Stock-based Compensation
Performance Restricted Stock Units
On January 23, 2025, the Compensation Committee of the Board adopted a new form of PRSU award agreement under the 2020
Equity Incentive Plan (the “2020 Plan”), to among other things, define the terms of the performance metrics and performance period for such
PRSUs. During the three and nine months ended September 30, 2025, the Company granted 3,847 and 304,600 PRSUs, respectively.
PRSUs outstanding as of September 30, 2025 generally vest over 3 years and are dependent upon continued employment and meeting certain cumulative revenue and cumulative adjusted EBITDA targets. Adjusted EBITDA is a non-GAAP financial measure that the
Company defines as net income (loss) which excludes i) depreciation and amortization; ii) stock-based compensation; iii) executive transition costs; iv) restructuring charges; v) impairment of long-lived assets; vi) other income, net, such as interest income and other non-operating income (expense), net; and vii) provision for (benefit from) income taxes. As PRSUs vest, the units will be settled in shares of common stock.
The number of potential shares issued based on PRSUs granted during the three and nine months ended September 30, 2025 is dependent on the level of achievement of the performance targets discussed above, which ranges from 0 shares to up to 11,541 and 913,800 shares of common stock, respectively.  The units are valued based on the Company’s market price on the date of grant. As of September 30, 2025, no expense has been recognized in relation to the PRSUs as the performance conditions are not considered probable.

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 23

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

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 24

Results of Operations
A discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, is presented below.
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
Revenue by Channel Customers

	Three Months Ended September 30,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$18,400	58%	$29,009	75%	$(10,609)	(37%)
Original equipment manufacturer	8,962	28%	4,919	13%	4,043	82%
Aftermarket	4,638	14%	4,656	12%	(18)	—%
Total revenue	$32,000	100%	$38,584	100%	$(6,584)	(17%)

	Nine Months Ended September 30,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$33,238	49%	$48,924	63%	$(15,686)	(32%)
Original equipment manufacturer	21,320	31%	15,210	19%	6,110	40%
Aftermarket	13,558	20%	13,739	18%	(181)	(1%)
Total revenue	$68,116	100%	$77,873	100%	$(9,757)	(13%)
Revenue Attributable to Primary Geographical Markets by Segments

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 25

	Three Months Ended September 30,
	2025			2024
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Middle East and Africa	$16,685	$—	$16,685	$28,043	$153	$28,196
Asia	11,088	—	11,088	6,829	—	6,829
Europe	1,639	—	1,639	2,421	87	2,508
Americas	2,516	72	2,588	1,051	—	1,051
Total revenue	$31,928	$72	$32,000	$38,344	$240	$38,584
Within the geographical markets, the following countries represented revenue in excess of 10%.

	Three Months Ended September 30,
	2025		2024
	Revenue	Percentage	Revenue	Percentage
	(In thousands)
Morocco	$9,261	29%	$5,636	15%
Saudi Arabia	$4,095	13%	$11,101	29%
United Arab Emirates	**	**	$8,650	22%
India	$4,916	15%	$4,708	12%

	Nine Months Ended September 30,
	2025			2024
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Middle East and Africa	$28,889	$93	$28,982	$47,295	$399	$47,694
Asia	22,534	65	22,599	16,770	36	16,806
Europe	11,770	55	11,825	6,329	87	6,416
Americas	4,638	72	4,710	6,957	—	6,957
Total revenue	$67,831	$285	$68,116	$77,351	$522	$77,873
Within the geographical markets, the following countries represented revenue in excess of 10%.

	Nine Months Ended September 30,
	2025		2024
	Revenue	Percentage	Revenue	Percentage
	(In thousands)
Morocco	$10,897	16%	$11,872	15%
United Arab Emirates	**	**	$14,304	18%
Saudi Arabia	**	**	$13,833	18%
China	$6,791	10%	**	**
India	$6,749	10%	$9,341	12%
Spain	$8,977	13%	**	**
Three months ended September 30, 2025, as compared to the three months ended September 30, 2024

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 26

The decrease in MPD revenue of $10.6 million was due primarily to lower shipments of products to the Middle East and Africa
(“MEA”) and Europe markets, partially offset by higher shipments of products to the Asia market.
The increase in OEM revenue of $4.0 million was due primarily to:
•Desalination: The increase in revenue of $3.0 million was due primarily to higher shipments of products to the Americas, Asia and Europe markets.
•Wastewater: The increase in revenue of $1.0 million was due primarily to higher shipments of products to the Asia and Europe markets.
The decrease in AM revenue of $18 thousand was primarily due to higher shipments of products to the Asia markets, partially offset by lower shipments of products to the Europe and MEA markets .
Nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024
The decrease in MPD revenue of $15.7 million was due primarily to lower shipments to the MEA and Americas markets, partially offset by higher shipments of products to the Europe market.
The increase in OEM revenue of $6.1 million was primarily due:
•Desalination: The increase in revenue of $3.3 million was due primarily to higher shipments of products to the Asia market.
•Wastewater: The increase in revenue of $2.8 million was due primarily to higher shipments to the Asia and Europe markets.
The decrease in AM revenue of $0.2 million was due primarily to lower shipments to the Americas market, partially offset by higher shipments of products to the Asia markets.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(In thousands, except percentage and basis point)
Gross profit	$20,558	$25,112	$(4,554)	$42,970	$49,813	$(6,843)
Gross margin	64.2%	65.1%	(90) bps	63.1%	64.0%	(90) bps
The decrease in gross profit and gross margin for the three months ended September 30, 2025, as compared to the prior year, was due primarily to costs related to product mix and tariffs, partially offset by a decrease in indirect manufacturing costs.
The decrease in gross profit and gross margin for the nine months ended September 30, 2025, as compared to the prior year, was due primarily to costs related to product mix and tariffs, partially offset by a decrease in indirect manufacturing costs during the nine months ended September 30, 2025.
Operating Expenses

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 27

The total material changes of general and administrative (“G&A”), sales and marketing (“S&M”) and R&D operating expenses for the three and nine months ended September 30, 2025, as compared to the comparable periods in the prior year, are discussed within the following overall operating expenditures, and the segment and corporate operating expenses discussions below.

	Three Months Ended September 30,
	2025				2024
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
Operating expenses
General and administrative	$1,418	$669	$5,427	$7,514	$1,803	$906	$4,964	$7,673
Sales and marketing	3,704	1,557	453	5,714	3,777	1,977	659	6,413
Research and development	1,820	1,848	—	3,668	1,145	2,824	—	3,969
Total operating expenses	$6,942	$4,074	$5,880	$16,896	$6,725	$5,707	$5,623	$18,055
Three months ended September 30, 2025, as compared to the three months ended September 30, 2024
Overall Operating Expenditures.  Overall operating expenditures decreased $1.2 million, or (6.4%).  This decrease was due primarily to lower employee compensation costs and lower Emerging Technologies segment development costs, partially offset by an increase in consulting costs.
Water Segment.  Water segment operating expenses increased by $0.2 million, or 3.2%.  This increase was due primarily to higher marketing costs and bad debt expense.
Emerging Technologies Segment.  Emerging Technologies segment operating expenses decreased by $1.6 million, or (28.6%).  This decrease was due primarily to lower employee compensation costs as well as lower development costs.
Corporate Operating Expenses. Corporate operating expenses increased by $0.3 million, or 4.6%. This increase was due primarily to higher consulting costs incurred.

	Nine Months Ended September 30,
	2025				2024
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$4,314	$1,995	$17,448	$23,757	$5,637	$2,908	$16,226	$24,771
Sales and marketing	10,129	4,396	1,455	15,980	11,359	5,484	1,826	18,669
Research and development	4,602	5,518	—	10,120	3,318	8,946	—	12,264
Restructuring charges	210	123	206	539	—	—	—	—
Total operating expenses	$19,255	$12,032	$19,109	$50,396	$20,314	$17,338	$18,052	$55,704
Nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 28

Overall Operating Expenditures.  Overall operating expenditures decreased by $5.3 million, or (9.5%).  This decrease was due primarily to a decrease in employee costs, such as employee compensation and stock-based compensation, lower Emerging Technologies segment development costs and lower facility expenses, partially offset by restructuring and impairment charges, and an increase in consulting costs.  Changes in non-employee costs included:
•G&A:  higher consulting costs related to the enhancement of our corporate strategy as well as $0.4 million of impairment costs associated with the sublease of our Katy, Texas lease.
•R&D:  lower Emerging Technologies segment development costs.
Water Segment.  Water segment operating expenses decreased by $1.1 million, or (5.2%).  This decrease was due primarily to lower employee costs, including stock-based compensation costs, partially offset by an increase in consulting costs.
Emerging Technologies Segment.  Emerging Technologies operating expenses decreased by $5.3 million, or (30.6%).  This decrease was due primarily to lower employee costs, including stock-based compensation, as well as lower development costs.
Corporate Operating Expenses.  Corporate operating expenses increased by $1.1 million, or 5.9%.  This increase was primarily due to higher consulting costs, restructuring charges and impairment costs associated with the sublease of the Katy, Texas lease incurred during the nine months ended September 30, 2025, partially offset by lower employee costs.
Restructuring Charges.  During the fourth quarter of fiscal year 2024, we implemented a restructuring plan which included reductions in our workforce in all functions of the organization, primarily in our San Leandro location, in order to lower our operating cost structure, and to position the Company for profitable growth.  We recorded a restructuring charge of approximately $3.0 million, of which $0.5 million was recorded during the nine months ended September 30, 2025.  The company did not record a restructuring charge during the three months ended September 30, 2025.  The total restructuring charge relates to severance and benefits, including reemployment assistance, for
38 terminated employees, which was approximately 15% of our workforce.  The implementation of the restructuring plan was substantially complete by the end of the first quarter of fiscal year 2025 and the Company does not expect to incur significant additional expenses related to the restructuring. See Note 4, “Other Financial Information – Restructuring,” of the Notes for further discussion and disclosure on our restructuring program.
Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Interest income	$847	$1,711	$2,860	$4,816
Other non-operating income (expense), net	45	57	25	(45)
Total other income, net	$892	$1,768	$2,885	$4,771
The decrease in “Total other income, net” in the three and nine months ended September 30, 2025, as compared to the comparable period in the prior year, was primarily due to a decrease in short- and long-term investments.

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 29

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except percentages)
(Benefit from) provision for income taxes	$680	$344	$(589)	$(699)
Discrete items	(117)	426	(87)	566
(Benefit from) provision for income taxes, excluding discrete items	$563	$770	$(676)	$(133)
Effective tax rate	14.9%	3.9%	13.0%	62.4%
Effective tax rate, excluding discrete items	12.4%	8.7%	14.9%	11.8%
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
For the three and nine months ended September 30, 2025, the recognized provision for and (benefit from) income taxes, respectively, resulted from the tax projection based on the full year forecasted profit and included benefits related to the U.S. federal foreign-derived intangible income (“FDII”), federal R&D tax credit, certain permanent differences, such as stock-based compensation shortfalls, and partial release of California valuation allowance.
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
The effective tax rate excluding discrete items for the nine months ended September 30, 2025, as compared to the prior year, differed primarily due to lower projected R&D tax credits, increased non-deductible officer stock-based compensation, and lower projected U.S. FDII benefits.

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 30

Liquidity and Capital Resources
Overview
From time-to-time, management and our Board of Directors (the “Board”) review our liquidity and future cash needs and may make a decision to (1) return capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing.  As of September 30, 2025, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $47.1 million that are held in cash accounts and invested in money market funds and U.S. treasury securities; (ii) investment-grade short-term and long-
term marketable debt instruments of $32.8 million that are primarily invested in U.S. treasury securities and corporate notes and bonds; and
(iii) accounts receivable, net of allowances, of $44.0 million.  As of September 30, 2025, there was unrestricted cash of $0.5 million held outside the U.S.  We invest cash not needed for current operations predominantly in investment-grade, marketable debt instruments with the intent to make such funds available for future operating purposes, as needed.  Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future.  We believe the risk of this portfolio to us is in the ability of the underlying companies or government agencies to cover their obligations at maturity, not in our ability to trade these securities at a profit.  Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.
Credit Agreement
We entered into a credit agreement with JPMorgan Chase Bank, N.A. on December 22, 2021 (as amended, the “Credit Agreement”).
The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component. The maximum allowable LCs under the credit line component of the Credit
Agreement is $30.0 million.  As of September 30, 2025, we were in compliance with all covenants under the Credit Agreement.
Under the Credit Agreement, as of September 30, 2025, there were no revolving loans outstanding.  In addition, as of September 30,
2025, under the LCs component, we utilized $18.2 million of the maximum allowable credit line of $30.0 million, which included newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”).  These LCs had a weighted average remaining life of approximately 12 months.
See Note 6, “Lines of Credit,” of the Notes for further discussion related to the Credit Agreement.

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 31

Share Repurchase Programs
The Board, from time-to-time, has authorized share repurchase programs under which we may, at our discretion, repurchase the
Company’s outstanding common stock in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws.  The timing and amounts of any purchase under the share repurchase programs are based on market conditions and other factors including price, regulatory requirements, and capital availability.  We account for stock repurchases under these programs using the cost method.  As of September 30, 2025, we have cumulatively repurchased 13.7 million shares of the Company’s common stock at an aggregate cost of $162.7 million under all closed share repurchase programs.  The following is a discussion of the current share repurchase program during the three and nine months ended September 30, 2025.  See Note 11, “Stockholders’ Equity – Share Repurchase Programs,”
of the Notes for further discussion related to share repurchase programs and a reconciliation of the latest share repurchase plan balance.
On February 26, 2025, we announced that the Board authorized a share repurchase program under which we may repurchase our outstanding common stock, at the discretion of management, up to $30.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “February 2025 Authorization”).  We began repurchasing our outstanding common stock in March 2025 and completed all purchases under the program in August 2025.
On August 6, 2025, the Board announced a share repurchase program under which we may repurchase our outstanding common stock, at the discretion of management, up to $25.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “August 2025 Authorization”).  We began repurchasing our outstanding common stock under the August 2025 Authorization in August 2025. The August 2025 Authorization will expire in May 2026.

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 32

Cash Flows

	Nine Months Ended September 30,
	2025	2024	Change
	(In thousands)
Net cash provided by operating activities	$11,693	$11,567	$126
Net cash provided by (used in) investing activities	37,012	(22,171)	59,183
Net cash (used in) provided by financing activities	(31,417)	5,795	(37,212)
Effect of exchange rate differences on cash and cash equivalents	58	(23)	81
Net change in cash, cash equivalents and restricted cash	$17,346	$(4,832)	$22,178
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
The higher net cash provided by operating assets and liabilities for the nine months ended September 30, 2025, as compared to the prior year, was due primarily to the following factors:
•Accounts receivable: an increase in cash provided due to an increase in collections related to revenues earned late in the fourth quarter of 2024; partially offset by
•Inventory: an increase in cash used primarily related to the increase in PXs manufactured for project deliveries in the fourth quarter of 2025.
Cash Flows from Investing Activities
Net cash provided by (used in) investing activities primarily relates to maturities and purchases of investment-grade marketable debt instruments, such as corporate notes and bonds, and capital expenditures supporting our growth.  We believe our investments in marketable debt instruments are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.  The increase in net cash provided by investing activities of $59.2 million in the nine months ended September 30, 2025, as compared to the prior year, was driven by a decrease in purchases of marketable debt instruments, net of proceeds from maturities of marketable debt instruments, of $58.7 million and a decrease in capital expenditures of $0.5 million.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 was lower as compared to the cash provided by financing activities in the prior year, due primarily to cash used for the repurchase of our common stock under the February 2025
Authorization and August 2025 Authorization and payment of associated excise tax, as well as a decrease in cash from exercises of employee stock options granted under our equity incentive plans.

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 33

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

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 34

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
As of September 30, 2025, our investment portfolio of $48.8 million, in investment-grade marketable debt instruments, such as U.S.
treasury securities, corporate notes and bonds, and municipal and agency notes and bonds, are classified as either cash equivalents or short-term and/or long-term investments on our Condensed Consolidated Balance Sheets.  These investments are subject to interest rate fluctuations and a decrease in market value to the extent interest rates increase.  To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of approximately four months.  As of September 30, 2025, a hypothetical
1% increase in interest rates would have resulted in a less than $0.2 million decrease in the fair value of our investments in marketable debt instruments as of such date.

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 35

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the
end of the period covered by this report.
Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of
September 30, 2025, our disclosure controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 36

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
Item 3 — Defaults Upon Senior Securities
None.
Item 4 — Mine Safety Disclosures
Not applicable.
Item 5 — Other Information

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 37

10b5-1 Plans
As set forth below, during the three months ended September 30, 2025, one officer (within the meaning of Rule 16a-1(f) under the
Securities Exchange Act of 1934, as amended) has terminated and no officers adopted a Rule 10b5-1 trading arrangement (as defined in
Item 408 of Regulation S-K).

Name	Title	Date of Adoption or Termination (1)	Status (2)	Plan Type
Rodney Clemente	SVP, Water	July 31, 2025	Termination	Rule 10b5-1 trading arrangement

(1)Effective (a) date of adoption; or (b) date of termination, of registrant’s Rule 10b5-1 trading arrangement.
(2)Activity related to registrant’s Rule 10b5-1 trading arrangement.

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 38

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

Energy Recovery, Inc. | Q3'2025 Quarterly Report (Form 10-Q) | 39

    SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	November 5, 2025	By:	/s/ DAVID W. MOON
David W. Moon
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2025	By:	/s/ MICHAEL S. MANCINI
Michael S. Mancini
Chief Financial Officer
(Principal Financial Officer)