Form 10-K
period 2025-12-31
Energy Recovery, Inc.
filed 2026-02-25
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑
The aggregate market value of the voting stock held by non-affiliates amounted to approximately $595 million on June 30, 2025.
The number of shares of the registrant’s common stock outstanding as of February 19, 2026 was 52,828,666 shares.
DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2026 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K)

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | FLS 1

Forward-Looking Information
This Annual Report on Form 10-K for the year ended December 31, 2025, including Part II, Item 7, “Management’s Discussion and
Analysis of Financial Condition and Results of Operations” (the “MD&A”), contains forward-looking statements within the “safe harbor”
provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.
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
•our belief that the Ultra High-Pressure PX addresses key challenges associated with treating wastewater in a range of reverse osmosis (“RO”) applications;
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
•our belief that our PX G1300® can contribute to help make CO2-based refrigeration more economically viable in a broader range of climates;
•our expectation that once the PX G1300 is established, our belief that our sales process will organically evolve;

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | FLS 2

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

•our expectation of increased sales and lower marketing expenditures for 2026;
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

You should not place undue reliance on these forward-looking statements.  These forward-looking statements reflect management’s opinions only as of the date of the filing of this Annual Report on Form 10-K.  All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part I, Item 1A, “Risk Factors,” and are based on information available to us as of February 25, 2026.  We assume no obligation to update any such forward-looking statements.  Certain risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements.  These forward-looking statements are disclosed from time to time in our Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), as well as in Part I, Item 1A, “Risk Factors,” within this Annual Report on Form 10-K.
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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | FLS 3

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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 1

PART I
Item 1 — Business
Overview
Energy Recovery, Inc. (the “Company”, “Energy Recovery”, “we”, “our” and “us”) designs and manufactures world-class energy-saving technology for critical infrastructure that communities rely on every day, driving a more resilient and sustainable future. Grounded in more than 30 years of leadership in the desalination industry, today we use our proprietary pressure exchanger technology to help customers in multiple industries improve their operations and lower their emissions.
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
On February 25, 2026, we decided to wind down operations of the CO2 retail grocery business within our Emerging Technologies segment due to a fundamental change in the outlook of the business.  See Note 13, “Subsequent Events,” of the Notes for further discussion regarding the wind down.
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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 2

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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 3

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
Desalination
Worldwide seawater desalination plants using our products produce over 43 million cubic meters of water per day (“m3/day”).  As water scarcity grows in communities across the globe, we are proud of our impact in enabling more affordable, sustainable access to this vital resource.
Typical Process Flow Diagram
*  Main pump size reduced by up to 60% compared to a SWRO process not using any energy recovery device.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 4

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
Seawater desalination has been our primary market for revenue generation.  These markets range from small, decentralized desalination plants, such as those used in cruise ships and resorts, to large-scale project (“megaproject”) desalination plants, defined as those which produce over 50 thousand m3/day.  Because of the geographical location of many significant desalination projects, geopolitical and economic events can influence the timing of expected projects.  We anticipate that markets traditionally not associated with desalination, such as the Americas, China and certain countries in Europe and North Africa, will develop and provide further revenue growth opportunities.
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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 5

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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 6

Water Treatment Solutions
Pressure Exchangers
Our line of pressure exchangers are high efficiency positive-displacement isobaric energy recovery devices made of a highly-
engineered ceramic cartridge supported by a highly efficient hydrodynamic and hydrostatic bearing system.  Models in this product family are designed for use in a variety of reverse osmosis systems within the water treatment industry, including seawater and brackish desalination, wastewater treatment, and reuse.
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
Ultra High-Pressure PX.  Our Ultra High-Pressure PX energy recovery device, which we believe, addresses key challenges, such as energy intensity and environmental impacts associated with treating wastewater in a variety of water treatment applications.  Designed with the pressure exchanger technology that powers our flagship high pressure PX, the
Ultra High-Pressure PX, functions similarly to our PX but can withstand higher pressures.  We offer a variety of sizes defined by the flow and pressure requirements of the system ranging as low as 10 and up to 250 gpm (or as low as
2.3 and up to 56.8 m3/h) per device at pressures up to 1800 psi (124 bar); however, by installing an array of PXs in parallel, our customers can design their energy recovery system to achieve unlimited capacities.
While reverse osmosis adoption in wastewater treatment is growing, we believe our Ultra High-Pressure PX can help accelerate further adoption of reverse osmosis in the growing zero and minimum liquid discharge markets by enhancing
RO’s affordability and efficiency compared to thermal treatment options, similar to the impact of our PX in the seawater desalination market.
Low-Pressure PX.  Products in this family are ideal for municipal and industrial potable water reuse applications that deploy low-pressure RO stages.  We offer a variety of sizes defined by the flow and pressure requirements of the system ranging as low as 30 and up to 260 gpm (or as low as 6.8 and up to 59.0 m3/h) per device at pressures between
80-400 psi (6-28 bar); however, by installing an array of PXs in parallel, our customers can design their energy recovery system to achieve unlimited capacities.
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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 7

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
Our MPD customers have the required desalination expertise to engineer, undertake procurement for, construct, and sometimes own and operate, large-scale desalination plants.  Due to the project structures and capacities of these plants, ongoing operating costs and life cycle costs, rather than the initial capital expenditures are the key factor in the customers’ selection of an energy recovery device solution.  As such, MPD customers most often select our PX, which we believe offers market-leading value with the highest technological and economic benefit.  We work with our MPD customers to specify and optimize our PX solutions for their plant designs.  The typical desalination and wastewater MPD project timeline between project tender and shipment may take up to 36 months; however, from time-to-time, may exceed
36 months.  Each project in this channel generally represents revenue opportunities over $1 million.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 8

Original Equipment Manufacturer.  OEM customers are companies that supply equipment, packaged systems, and various operating and maintenance solutions for small- to medium-sized desalination and wastewater plants utilized by commercial and industrial entities, and national, state, and local municipalities worldwide.  We sell to our OEM customers a broad set of our products, including our PX, hydraulic turbochargers, high-pressure pumps, circulation booster pumps, and associated services.  As it relates to desalination and wastewater OEM projects, these projects comprise of plants processing up to 13.2 million gallons/day (50 thousand m3/day), such as those located in  hotels and resorts, power plants, cruise ships, agricultural sectors, local and other municipal sites, and industrial facilities.  In addition, these OEM customers purchase our solutions for mobile, decentralized “quick water” or emergency water solutions.  Unlike MPD projects, desalination and wastewater OEM projects are smaller in scope and the initial capital expenditure, rather than future ongoing operating costs, is often more of a factor in selection of an energy recovery device solution in desalination.  Accordingly, we sell not only our PX, but also our hydraulic turbochargers, which offer a lower cost alternative to our PX.  The typical desalination and wastewater OEM project timeline from project tender to shipment generally ranges from one to 16 months; however, from time-to-time, it may exceed 16 months.  Each project in this channel typically represents revenue opportunities up to $1 million.  Early stage revenue from these projects are dependent on the size of system or retrofit of our customers’ projects.
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
On February 25, 2026, we decided to wind down operations of the CO2 retail grocery business within our Emerging Technologies segment due to a fundamental change in the outlook of the business.  See Note 13, “Subsequent Events,” of the Notes for further discussion regarding the wind down.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 9

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
Sales and Marketing
We believe there is a potential market for the PX G1300 in a variety of channels, such as supermarket chains and cold storage facilities.  The build of these commercial and industrial refrigeration systems is large enough and demands enough flow of CO2 refrigerant to warrant the use of our device, which today implies any system 80 kilowatt in size or greater.
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
In 2025, we continued to increase our commercialization efforts in the U.S. and in Europe. We began partnering with OEMs, conducting multiple filed trials.  Through these field trials, the OEMs have been able to provide us significant feedback on the PX G1300´s real world operations, installation, value proposition, such as energy savings, an increase in refrigeration capacity and lower operational costs, and customer acceptance, all of which are necessary for successful commercialization of the PX G1300.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 10

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
Sustainability
Our core technology leverages performance and energy efficiency to enhance operational profitability for our customers, helping them achieve more sustainable operations. We are committed to managing our own operational footprint and delivering high-quality energy recovery devices. Our sustainability approach integrates initiatives with measurable targets for our own operational footprint, alongside delivering customer solutions that drive profitable, sustainable growth for both our customers and our business.
A comprehensive materiality assessment, conducted with input from investors, employees, and customers, helped us refine our sustainability priorities. Our current sustainability goals focus on four key topics: Employees, Innovation & Opportunity, Product Safety &
Performance, and Operational Impact & Management. These topics were identified through this assessment, with input from our management team and stakeholders, as most material to our business and our ability to create long-term value. These goals provide a strategic framework for managing critical business factors, fostering a more resilient enterprise, and supporting sustained performance.
Employees. Guided by our purpose — to design and manufacture world-class energy-saving technology for critical infrastructure that communities rely on every day, driving a more resilient and sustainable future — we seek to foster a workplace culture shaped by our core values: where individuals are empowered to Own the Outcome with integrity and accountability, Connect to Win through collaboration and trust, and Engineer for Agility in their approach to work. We encourage employees to Embrace the Challenge for personal growth and to
Innovate for Impact in shaping our markets and products. We are committed to providing a safe and supportive environment that encourages professional development and values these contributions, which we view as fundamental to maintaining a high-performing and stable workforce. For more information on our employees and programs, please see Human Capital Resources below.
Innovation & Opportunity. Innovation and strong customer relationships are pivotal to our ability to deliver solutions that address customer needs and contribute to their operational profitability and environmental objectives. In 2020, we set a goal to double emissions reductions delivered by our products by 2025. In 2024, we achieved this goal a year ahead of schedule. Building on this achievement, we continue to develop innovative products and solutions that address evolving customer needs, driving profitable and sustainable outcomes for our customers.
Product Safety & Performance. To maintain trust in the industries we serve, we focus on manufacturing products that deliver high performance, reliability, and safety, generating value for our customers. Our commitment to product quality and safety is reinforced by our goal to certify 100% of manufacturing operations to ISO 9001 standards or equivalent, alongside consistent performance on warranty expenses.
Operational Impact & Management. We recognize the importance of efficiently managing our own operational footprint. In 2022, we set a goal to reduce our Scope 1 and 2 greenhouse gas emissions intensity by 65% by the end of 2026, a target which supports operational efficiency and resilience. We also continue to formalize our efforts to optimize waste and water consumption via new targets published in
2025.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 11

Our latest annual sustainability performance report that was published in June 2025 details our initiatives to manage sustainability topics within our own business and drive profitable, sustainable outcomes for our customers. Reflecting our consistent performance and transparency, we retained the highest ESG rating of AAA from MSCI ESG Research LLC (“MSCI”) as of MSCI’s last re-rating cycle. MSCI’s evaluation recognizes Energy Recovery as one of the highest performing companies within the Industrial Machinery industry in MSCI’s All
Company World Index, highlighting robust corporate governance, labor management practices, and our engagement with clean technology opportunities.
Our 2024 sustainability performance report is available for download on our website at: https://energyrecovery.com/sustainability/.
We have included this website address only as an inactive textual reference and do not intend it to be an active link to our website. Our 2024 sustainability performance report is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K.
Manufacturing
Our products, including our PX, hydraulic turbochargers, high-pressure pumps, and circulation booster pumps, are designed, manufactured, assembled, and tested in two facilities located in California. Our facilities include advanced ceramics manufacturing and testing equipment. In some instances, we rely on highly qualified third-parties for final assembly and testing.
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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 12

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
We have registered the following trademarks with the United States Patent and Trademark office: “ERI,” “PX,” “PX Pressure
Exchanger,” “Pressure Exchanger,” “PX G1300,” and the Energy Recovery logo.  We have also applied for and received registrations in international trademark offices.
Human Capital Resources
Our employees are key to our Company’s success.  We believe we have a talented, motivated and dedicated team, and we work to create an inclusive, safe, and engaging environment, for all of our employees.  Our company is built around innovation and driven by customer focus.  Our employees challenge the status quo, actively partner to resolve challenges, and seek to continuously improve themselves as well as our operations.
As of December 31, 2025, we had 230 full-time employees.  Our full-time employees represent approximately 100% of our staffing, and include both permanent and leased employees.  Our leased employees include sales and service agents worldwide, and IT support.  Our employees are not unionized, and we consider our relations with our employees to be good.
We are proud to have built a global workforce to match our global customer base.  Our employees represent a broad array of backgrounds, professionally and personally, and we believe that this diversity of experience and perspectives is a competitive advantage that allows us to better serve the needs of our customers.
Our Code of Business Conduct (our “Code”) serves as a critical tool to help all of us recognize and report unethical conduct, while preserving and nurturing our culture.  Our Code is reflected in our employee manual, which we provide to all of our employees, and training programs.  Both our employee manual and training programs include our policies against harassment and bullying, and the fair treatment of all employees in the workplace.
Recruiting, Training and Retention
Our focus is to create an engaged employee experience, throughout the process of attracting, onboarding, developing, and retaining employees.  We are committed to supporting employee development as well as providing competitive benefits and a safe workplace.  We support and develop our employees through global training and development programs that build and strengthen employees’ leadership and professional skills while striving to enhance our employee’s financial, mental and physical wellness.  To assess and improve employee retention and engagement, we regularly solicit feedback through engagement surveys and we take action to address areas of employees’
concerns.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 13

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
Compensation and Benefits
We believe that compensation should be competitive and should enable our employees to share in our company’s success.  In addition, we recognize our employees are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives.  In support of this, we offer a wide variety of benefits for our employees and we invest in tools and resources that are designed to support our employees’ individual growth and development.
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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 14

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
Other factors that could affect the number and capacity of large-scale desalination plants built or the timing of their completion, include the availability of required engineering and design resources; availability of credit and other forms of financing; the health of the global economy; inflation rates; changes in government regulation, permitting requirements, or priorities; and reduced capital spending for water desalination solutions.  Each of these factors could result in reduced or uneven demand for our products.  Pronounced variability, complete cancellations or delays in the construction of such plants or reductions in spending for desalination in general could negatively impact our
Water segment sales, which in turn could have an adverse effect on our entire business, financial condition, or results of operations, and make it difficult for us to accurately forecast our future sales.
Our Water segment faces competition from a number of companies that offer competing energy recovery solutions.  If any of these companies produce superior products or offer their products at substantially lower prices, our competitive position in the market could be harmed and our revenues may decline.
The market for energy recovery devices for desalination and other water treatment plants is becoming increasingly competitive and we expect this competition to intensify as the desalination and wastewater markets continue to grow.  Competitors have introduced products that are similar to, and directly compete with, our key energy recovery products.  In addition, we expect new competitors to enter the market, and existing competitors to introduce improvements to their existing products and introduce new products that are directly competitive to our solutions.  Our competitors’ existing, new, and improved products may be superior to our products and/or could be offered at prices that are considerably less than the cost of our products. Our customers may also encourage competition by purchasing our competitors products.
The performance and pricing pressure of such products could cause us to adjust the prices of certain products to remain competitive, or we may not be able to continue to win large contracts, which could adversely affect our market share, competitive position and margins.  Some of our current and potential competitors may have significantly greater financial, technical, marketing, and other resources; longer operating histories; or greater name recognition.  They may also have more extensive products and product lines that would enable them to offer multi-
product or packaged solutions as well as competing products at lower prices or with other more favorable terms and conditions.  As a result, our ability to sustain our market share may be adversely impacted, which would affect our business, product margins, operating results, and financial condition.  In addition, if one of our competitors were to merge or partner with another company, the change in the competitive landscape could adversely affect our continuing ability to compete effectively.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 15

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
Risks Related to our Emerging Technologies Segment
We have decided to wind down operations of our CO2 retail grocery business, and we expect to incur costs associated with the wind down, which will have an adverse effect on our Emerging Technologies segment financial condition and results of operations.
For the past decade, the global commercial and industrial refrigeration industry has been shifting away from HFC-based refrigerants to natural refrigerants, such as CO2-based refrigerants in response to the global HFC-based refrigerant phase-down and subsequent environmental regulations. We introduced the PX G1300 energy recovery device for use in CO2-based refrigeration systems in
2021. While interest in the PX G1300 had been positive, in February 2026, as a result of discussions with OEM and end user customers, we decided to wind down operations in the CO2 business within our Emerging Technologies segment due to a fundamental change in the business’ outlook. We expect to substantially complete the wind down in the first quarter of 2026, and we will incur costs associated with the wind down which will have an adverse effect on our Emerging Technologies segment financial condition and results of operations.
Additionally, as a result of the wind down, we will not generate revenues in the CO2-based refrigeration market.
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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 16

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
Material variations to our forecasted MPD project delivery timeline in the fourth quarter of a fiscal year may have a substantial negative impact on our annual operating results and financial condition.  Each of our MPD contracts generally has a minimum dollar value of approximately $1.0 million, with larger MPD contracts exceeding $10.0 million.  We generally recognize revenue under MPD contracts when control of the promised goods or services is transferred to our customers.  If 1) delivery is cancelled, postponed or otherwise delayed beyond the end of the fourth quarter; or 2) if control of the promised goods or services is transferred beyond the end of the fourth quarter; we will not be able to recognize that revenue for the fiscal year.  If we experience unforeseen fourth quarter delivery cancellations, postponements or other delays due to project cancellations, project delays, transportation or other shipping delays, or other adverse events would have prevented delivery in the fourth quarter, it is unlikely we will have sufficient time to make up such revenue shortfall.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.  As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.
Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our energy recovery products.  This education process can be time-consuming and typically involves a significant product evaluation process which is particularly pronounced when dealing with product introduction into new fluid flow industrial verticals. For example, in our Water segment, the average Water segment sales cycle for our international MPD customers, which are involved with larger desalination plants, can be up to 36 months, and may exceed 36 months from time-to-time, and the average sales cycle for our OEM customers, which are involved with smaller desalination plants, ranges from one to 16 months, and may exceed 16 months from time-to-time.  These long sales cycles make revenue predictions difficult and results in our expending significant resources well in advance of orders for our products, which may cause our operating results to fluctuate and may adversely affect our financial condition.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 17

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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 18

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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 19

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
We operate on a global basis with offices or activities in North, South and Latin America, Middle East and Africa, Asia, and Europe.  In
the future, we may further expand the international reach of our operations, including new offices and manufacturing facilities.  As a result, we are exposed to several political, economic and other uncertainties, including increased risks of social unrest, strikes, terrorism, war, the high cost of investment to establish a presence in a new market, changes in economic, political or other location conditions.  In addition, we face risks inherent in compliance with international and U.S. laws and regulations that apply to our international operations.  These laws and regulations include tax laws, anti-competition regulations, import and trade restrictions, export control laws, and laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers, including the U.S. FCPA or other anti-corruption laws that have recently been the subject of a substantial increase in global enforcement.  Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with sales outside the U.S.  Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently or intentionally breached, for example, through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise.  Also, we may be held liable for actions taken by our local dealers and partners.  Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions or conditions on the conduct of our business.  Any such violations could include prohibitions or conditions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our business, and our operating results.  In addition, we operate in many parts of the world that have experienced significant governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.  We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses, or other preferential treatment by making payments to government officials and others in positions of influence or through other methods that relevant law and regulations prohibit us from using.  Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.  These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.
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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 20

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
operations.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 21

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
In addition, there is uncertainty as to the position the U.S. will take with respect to world affairs.  This uncertainty may include such issues as the U.S. support for existing treaty and trade relationships with other countries, including, notably, China, Mexico and Canada.  This uncertainty, together with other recent key global events, such as currency control regulations and tariff regimes, ongoing terrorist activity, and hostilities in the Middle East, may adversely impact (i) the ability or willingness of non-U.S. companies to transact business with U.S.
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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 22

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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 23

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
Our future effective tax rates could be subject to volatility or adversely affected by changes in tax laws, regulations, accounting principles, or interpretations thereof. For example, on July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted, which, among other things, allows domestic research and development expenditures to be expensed for tax years beginning on or after January 1, 2025, with retroactive elections for such expenditures paid or incurred in the two prior years, the restoration of 100% bonus depreciation for certain qualified property, modifications to international tax provisions, including provisions addressing the global intangible low-taxed income, foreign-derived intangible income, base erosion anti-abuse tax and controlled foreign corporation rules, and permanently extends certain expiring provisions of the Tax Act described below.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 24

As another example, the U.S. Tax Cuts and Jobs Act (“Tax Act”) enacted in 2017, made significant changes to the taxation of
U.S. business entities including a reduction to the federal corporate income tax rate, the current taxation of certain foreign earnings, the imposition of base-erosion prevention measures which may limit the deduction of certain transfer pricing payments, foreign derived intangible income deductions, and possible limitations on the deductibility of net interest expense or corporate debt obligations.  The U.S. Department of the Treasury may continue to issue regulations that affect various components of the OBBB and the Tax Act.  Our future effective tax rate may be impacted by changes in interpretation of the regulations, as well as additional legislation and guidance regarding the OBBB and the
Tax Act.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance.  Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.  For example, the OBBB, the Tax Act, the Coronavirus Aid, Relief, and
Economic Security Act, and the Inflation Reduction Act, enacted many significant changes to the U.S. tax laws.  Future guidance from the
U.S. Internal Revenue Service (the “IRS”) and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation.  The incumbent administration and Congress periodically make and propose tax law changes, some of which could have an adverse effect on our operations, cash flows, and results of operations, and contribute to overall market volatility.  In addition, it is uncertain if and to what extent various states will conform to federal tax legislation.  Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-
time charges, and could increase our future U.S. tax expense.
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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 25

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability and cash flows.
We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions.  Significant judgments and estimates are required to be made in determining our worldwide provision for income taxes.  Changes in estimates of projected future operating results, changes in tax laws, loss of deductibility of items, changes in the source of income, amount and location of R&D spending, limitations on our ability to utilize tax net operating losses in the future or changes in assumptions regarding our ability to generate future taxable income could result in significant increases to our tax expense and liabilities that could adversely affect our financial condition and profitability.  In addition, we are subject to ongoing tax audits in various jurisdictions.  In connection with these audits (or future audits), tax authorities may disagree with our estimates or other matters and assess additional taxes. As a result, changes in tax laws or tax rates, and the ability to utilize our deferred tax assets could materially affect our tax provision, net income and cash flows in future periods.
Changes in U.S. policy, including the imposition of or increases in tariffs, changes to existing trade agreements and any resulting changes in international trade relations, such as reciprocal tariffs or trade wars may have a material adverse impact on impact on our business, results of operations, or financial condition.
Throughout 2025, the U.S. has increased, expanded, or imposed new tariffs on goods imported from various countries. Several countries have increased or imposed additional tariffs in response to U.S. tariffs. The tariff environment has been dynamic in 2025, with changes occurring on an ongoing basis, and it is possible that additional developments will occur in the future, including as a result of negotiations between the U.S. and trade partners and legal challenges to the tariffs.
These recent tariffs and the subsequent retaliatory tariffs could increase the cost of goods for our products or reduce our ability to sell products globally, particularly for our Wastewater business in China, which may adversely affect our operating results and financial condition.
In addition, there is no guarantee that we can avoid any impact of tariff and related economic effects in the future, and these trade measures and retaliations may directly impact our business by increasing trade-related costs or affecting the demand for our products globally.
Any further unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our products and services, impact the competitive position of our products or prevent us from selling products in certain countries. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated, such changes could have an adverse effect on our business, financial condition and results of operations.
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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 26

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
From time-to-time, our Board of Directors (the “Board”) have authorized a share repurchase program, in which our management is authorized to repurchase up to an aggregate of outstanding shares of our common stock through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions, and/or other transactions, in accordance with federal securities laws.  For example, the Board authorized two share repurchase programs in fiscal year 2025 to repurchase up to
30.0 million and 25.0 million aggregate value of the Company’s common stock, respectively. Such programs may be suspended or discontinued at any time, at the discretion of management.  The timing of repurchases pursuant to our share repurchase program(s), if any, could affect our stock price and increase its volatility.  We cannot guarantee that we will repurchase any additional shares under these program(s), and there can be no assurance that any share repurchases will enhance shareholder value because the stock price of our common stock may decline below the levels at which we effected repurchases.
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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 27

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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 28

Oversee Third-party Risk
Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks.  We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards.  The monitoring includes an initial assessment by our VP, Information
Technology  (our “Vice President of IT”) and IT team, and on an ongoing basis of a few key high-risk third-party systems by our security engineers.  We also rely upon certain third-party system providers, including cloud and non-cloud programs provided by software developers such as Microsoft Corporation, Workiva, Inc., and others, to review and notify their customers of any data breach.  This approach, both internal and reliance on external review notification, is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.
Risks from Cybersecurity Threats
While we have a cybersecurity program designed to protect and preserve the integrity of our information systems, we also maintain cybersecurity insurance to manage potential liabilities resulting from specific cyber-attacks.  However, it's important to note that although we maintain cybersecurity insurance, there can be no guarantee that our insurance coverage limits will protect against any future claims or that such insurance proceeds will be paid to us in a timely manner.  As of December 31, 2025, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations, or financial condition.
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
Management’s Role Managing Risk
We have an internal management team comprising of our Chief Financial Officer (“CFO”), Chief Legal Officer (“CLO”), VP, Corporate
Controller, and Vice President of IT (the “Risk Management Team”), that plays a pivotal role in informing the Audit Committee on cybersecurity risks.  The Vice President of IT and IT team monitor cybersecurity risks and perform continual risk exercises and assessments.
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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 29

Risk Management Personnel
Our Vice President of IT, who has a career of 30 years in IT, has in-depth working knowledge on IT systems and data security, and his experience is instrumental in developing and executing our cybersecurity strategies.  Our Vice President of IT along with the IT team, oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee cybersecurity risk training program.  However, the primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Risk
Management Team.  The diverse background and experience of our Risk Management Team members are instrumental in developing and executing our cybersecurity strategies and supplement the expertise of our Vice President of IT with their understanding of the needs of our business.
Monitor Cybersecurity Incidents
Our Vice President of IT and the IT team are continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques.  This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents.  Our Vice President of IT and the IT team implement and oversee processes for the regular monitoring of our information systems.  This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities.  In the event of a cybersecurity incident, our Vice President of IT is equipped with a well-defined incident response plan.  This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.
Reporting to Board of Directors
Our Vice President of IT, in his capacity, regularly informs the other Risk Management Team members of all aspects related to cybersecurity risks and incidents.  This ensures that various levels of management are kept abreast of the cybersecurity posture and potential risks to the company.  Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Audit
Committee, ensuring that the Audit Committee has comprehensive oversight and can provide guidance on critical cybersecurity issues.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 30

Item 2 — Properties
The table below presents details for each of our principal properties.  Each of these principal properties is located in the U.S.

Facility	Location	Status	Approximate Square Footage	Lease Expiration	Segment Usage
Headquarters, R&D and manufacturing	San Leandro, California	Lease	171,000	Dec- 2028	Water, Emerging Technology
Manufacturing and warehouse	Tracy, California	Lease	54,429	Apr- 2030	Water, Emerging Technology
Sublease[1]	Katy, Texas	Lease	221,220	Dec- 2029	Water, Emerging Technology
1 In March 2025, we entered into a sublease agreement for the Katy, Texas property. See Note 7, Commitments and Contingencies -
Sublease of the Notes which is incorporated by reference into this Item 2 for a description of the sublease.
Additionally, we lease offices located in Dubai, United Arab Emirates; and Shanghai, Peoples Republic of China.  We believe that these facilities will be adequate for our purposes for the foreseeable future. In the future, we may need to add new facilities as we evolve our business. We believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.
Item 3 — Legal Proceedings
See Note 7, “Commitments and Contingencies – Litigation” of the Notes which is incorporated by reference into this Item 3, for a description of the lawsuits pending, if any, against us.
Item 4 — Mine Safety Disclosures
Not applicable.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 31

PART II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities
Market Information
Our common stock is listed on the Nasdaq Stock Market – The NASDAQ Global Select Market Composite under the symbol “ERII.”
Stockholders
As of February 19, 2026, there were approximately 14 stockholders of record of our common stock as reported by our transfer agent, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”).  All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co., as one stockholder.
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
Sales of Unregistered Securities
None.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 32

Share Repurchase Program
The Board has authorized various share repurchase programs since 2012.  Since the initial authorization of the share repurchase programs, we have spent an aggregate $166.1 million, including commissions, to repurchase 13,967,259 shares.  As of December 31, 2025, there was one active authorized share repurchase plan.
2025 Authorizations
During the year ended December 31, 2025, we announced that the Board authorized several share repurchase programs under which we may, at the discretion of management, repurchase up to $55.0 million in aggregate cost of our outstanding common stock (the “2025
Authorizations”).  Under the 2025 Authorizations, purchases of shares of common stock were made in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws.  The timing and amounts of any purchases were based on market conditions and other factors including price, regulatory requirements, and capital availability.  The share buyback program did not obligate us to acquire any specific number of shares in any period, and may have been expanded, extended, modified or discontinued
at any time without prior notice.
The following table presents the share repurchase activity during the quarter ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares or Approximate Dollar Value(2) That May Yet to be Purchased Under the Program
				(In millions)
October 1 – October 31, 2025	42,224	$15.58	42,224	22.2
November 1 – November 30, 2025	84,280	$14.16	84,280	21.0
December 1 – December 31, 2025	110,892	$14.29	110,892	19.4

(1)Excluding commissions
(2)Including commissions

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 33

Stock Performance Graph
The following graph shows the cumulative total stockholder return of an investment of $100 on December 31, 2020 in (i) our common stock, (ii) the NASDAQ Composite Index, (iii) and a peer group for the current fiscal year (“Peer Group”).  Cumulative total return assumes the reinvestment of dividends, although dividends have never been declared on our stock, and is based on the returns of the component companies weighted according to their capitalization as of the end of each annual period.  For each reported year, the reported dates are the last trading dates of our annual year.
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
(through May 2023); Flowserve Corp; Franklin Electric Co., Inc.; The Gorman-Rupp Company; Kurita Water Industries Ltd.; Pentair plc; Primo
Water Corp (through November 2024); Xylem, Inc (beginning December 2023); and Veralto Corp (beginning October 2023). In 2025, Xylem,
Inc and Verlato Corp. were added to the peer group and Badger Meter, Inc and Itron, Inc were removed from the peer group to better coincide with our business.  The return of each component issuer of the Peer Group is weighted according to the respective issuer’s stock market capitalization at the beginning of each fiscal year.  Our stock price performance shown in the graph below is not indicative of future stock price performance.
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
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Energy Recovery, Inc., The NASDAQ Composite Index,
and Peer Group

	As of December 31,
	2020	2021	2022	2023	2024	2025
Energy Recovery, Inc.	$100.00	$157.55	$150.22	$138.12	$107.77	$98.90
NASDAQ Composite Index	100.00	122.18	82.42	119.22	154.51	187.13
Peer Group	100.00	127.35	111.85	129.90	148.25	164.80

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 34

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
On February 25, 2026, we decided to wind down operations of the CO2 retail grocery business within our Emerging Technologies segment due to a fundamental change in the outlook of the business.  See Note 13, “Subsequent Events,” of the Notes for further discussion regarding the wind down.
Global Economic and Political Environment Considerations
The markets for our products are dynamic and constantly evolving.  Our products are sold in numerous countries worldwide, with a large percentage of our sales generated outside the U.S., specifically in the Middle East, Africa and Asia markets which provide a significant portion of our total revenue.  Therefore, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations.  There is uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, rising interest rates, and labor shortages.  These global macroeconomic factors, coupled with the U.S. political climate, political unrest internationally, and known conflicts in Europe and the Middle East, have created global economic and political uncertainty, and have impacted demand for certain of our products.  While the impact and longevity of these factors remain uncertain, we are constantly evaluating the extent to which these factors will impact our business, financial condition or results of
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
Results of Operations
A discussion regarding our financial condition and results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, can be found under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025, which is available free of charge on the SEC’s website at http://www.sec.gov and at our investor relations website (https://ir.energyrecovery.com).
Revenue

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 35

As a significant portion of our revenue is derived from large project contract deliveries that are up to 36 months from contract date, there is no specific seasonality in our revenues to highlight.
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
Revenue by Channel Customers

	Years Ended December 31,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue	Change
	(In thousands, except percentages)
Megaproject	$82,885	61%	$95,399	66%	$(12,514)	(13%)
Original equipment manufacturer	31,940	24%	31,525	22%	415	1%
Aftermarket	20,162	15%	18,024	12%	2,138	12%
Total revenue	$134,987	100%	$144,948	100%	$(9,961)	(7%)
Revenue Attributable to Primary Geographical Markets by Segments

	Years Ended December 31,
	2025			2024
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total
	(In thousands)
Middle East	$68,084	$92	$68,176	$59,538	$399	$59,937
Africa	15,010	—	15,010	30,731	—	30,731
Other	51,608	193	51,801	54,041	239	54,280
Total revenue	$134,702	$285	$134,987	$144,310	$638	$144,948
Year ended December 31, 2025, as compared to the year ended December 31, 2024
Revenues associated with our Water segment represented 99% of total revenues during the years ended December 31, 2025 and
2024. Revenues associated with our Emerging Technologies segment were immaterial.
The decrease in MPD revenue of $12.5 million was due primarily to lower shipments to the Africa and Asia markets, partially offset by higher shipments of products to the Middle East and Europe markets.
The increase in OEM revenue of $0.4 million was primarily due:
•Desalination: The increase in revenue of $2.5 million was due primarily to higher shipments of products to the Asia market.
•Wastewater: The decrease in revenue of $2.1 million was due primarily to lower shipments of products to the Asia market.
The increase in AM revenue of $2.1 million was due primarily to higher shipments to the Asia and Middle East markets.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 36

Revenues attributable to domestic and international sales
Revenues are primarily attributable to international sales and are concentrated in the Middle East and Africa.  See Note 10,
“Concentrations – Revenue by Geographic Location and Country,” of the Notes for further discussion regarding our concentration of revenue by geographic location.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue.  Cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, and depreciation expense.

	Years Ended December 31,
	2025	2024	Change
(In thousands, except percentage and basis point)
Gross profit	$87,931	$96,933	$(9,002)
Gross margin	65.1%	66.9%	(180) bps
The decrease in gross profit and gross margin for the year ended December 31, 2025, as compared to the prior year, was due primarily to lower sales volume spread over fixed costs, increased costs related to product and channel mix, pricing and tariffs, partially offset by a decrease in indirect manufacturing costs during the year ended December 31, 2025.
Operating Expenses
The total material changes of general and administrative (“G&A”), sales and marketing (“S&M”) and R&D operating expenses for the year ended December 31, 2025, as compared to the comparable period in the prior year, are discussed within the following overall operating expenditures, and the segment and corporate operating expenses discussions below.

	Years Ended December 31,
	2025				2024
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$5,686	$2,350	$21,733	$29,769	$8,127	$3,821	$21,126	$33,074
Sales and marketing	13,664	5,449	1,813	20,926	15,683	7,340	2,400	25,423
Research and development	6,344	6,690	—	13,034	4,523	11,713	—	16,236
Restructuring charges	105	47	161	313	1,147	832	497	2,476
Total operating expenses	$25,799	$14,536	$23,707	$64,042	$29,480	$23,706	$24,023	$77,209
Year ended December 31, 2025, as compared to the year ended December 31, 2024
Overall Operating Expenditures.  Overall operating expenditures decreased by $13.2 million, or (17.1%).  This decrease was due primarily to a decrease in employee costs, such as employee compensation and stock-based compensation, as well as lower Emerging
Technologies segment development costs, facility expenses and restructuring charges, partially offset by impairment costs associated with the sublease of the Katy, Texas lease incurred during the year ended December 31, 2025.
Water Segment. Water segment related operating expenses represented 40% and 38% of overall operating expenses during the years ended December 31, 2025 and 2024, respectively and decreased by $3.7 million, or (12.5%).  This decrease was due primarily to lower employee costs, including stock-based compensation costs, and lower restructuring charges.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 37

Emerging Technologies Segment. Emerging Technologies segment related operating expenses represented 23% and 31% of overall operating expenses during the years ended December 31, 2025 and 2024, respectively and decreased by $9.2 million, or (38.7%).  This decrease was due primarily to lower employee costs, including stock-based compensation, lower development costs and lower restructuring charges.
Corporate Operating Expenses.  Corporate operating expenses decreased by $0.3 million, or (1.3%).  This decrease was primarily due to lower employee costs, such as employee compensation, partially offset by an increase in consulting costs and impairment costs associated with the sublease of the Katy, Texas lease incurred during the year ended December 31, 2025.
Restructuring Charges.  During the fourth quarter of fiscal year 2024, we implemented a restructuring plan which included reductions in our workforce in all functions of the organization, primarily within the G&A function, in order to lower our operating cost structure, and to position the Company for profitable growth.  We recorded total restructuring charges of approximately $2.8 million, of which $0.3 million was recorded during the year ended December 31, 2025. The total restructuring charge relates to severance and benefits, including reemployment assistance, for 38 terminated employees, which was approximately 15% of our workforce.  The implementation of the restructuring plan was completed during the year ended December 31, 2025. See Note 4, “Other Financial Information – Restructuring,” of
the Notes for further discussion and disclosure on our restructuring program.
Other Income, Net

	Years Ended December 31,
	2025	2024
(In thousands)
Interest income	$3,614	$6,218
Other non-operating income (expense), net	92	(207)
Total other income, net	$3,706	$6,011
The decrease in “Total other income, net” in the years ended December 31, 2025, as compared to the comparable period in the prior year, was primarily due to a decrease in short- and long-term investments.
Income Taxes

	Years Ended December 31,
	2025	2024	Change
(In thousands, except percentages)
Provision for income taxes	$4,633	$2,685	$1,948
Effective tax rate	17%	10%
The higher provision for income taxes in 2025, as compared to the prior year, was due primarily to an increase in income from operations, a decrease in tax benefit of $0.3 million related to Foreign Derived Intangible Income (“FDII”), a decrease of $0.6 million in federal
R&D tax credits, a decrease in $0.6 million in realizable California R&D credit and $0.1 million net increase on the tax impact of stock-based compensation and executive compensation limits.
The fiscal year 2025 effective tax rate included a benefit of $1.9 million related to FDII, a benefit of $0.3 million related to federal R&D tax credits, tax expense of $0.2 million related to increase of California R&D credit valuation allowance and tax expense of $0.6 million related to stock-based compensation and executive compensation limits.  The fiscal year 2024 effective tax rate included a benefit of
$2.1 million related to FDII, a benefit of $0.9 million related to federal R&D tax credits, a benefit of $0.4 million related to California R&D credit valuation allowance release, and tax expense of $0.5 million related to stock-based compensation and executive compensation limits.
See Note 8, “Income Taxes,” of the Notes for further discussion regarding further information related to our tax rate reconciliation.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 38

Liquidity and Capital Resources
Overview
From time-to-time, management and our Board of Directors (the “Board”) review our liquidity and future cash needs and may make a decision to (1) return capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing.  As of December 31, 2025, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $48.1 million that are held in cash accounts and invested in money market funds and U.S. treasury securities; (ii) investment-grade short-term and long-
term marketable debt instruments of $35.2 million that are primarily invested in U.S. treasury securities and corporate notes and bonds; and
(iii) accounts receivable, net of allowances, of $76.6 million.  As of December 31, 2025, there was unrestricted cash of $1.4 million held outside the U.S.  We invest cash not needed for current operations predominantly in investment-grade, marketable debt instruments with the intent to make such funds available for future operating purposes, as needed.  Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future.  We believe the risk of this portfolio to us is in the ability of the underlying companies or government agencies to cover their obligations at maturity, not in our ability to trade these securities at a profit.  Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.
Credit Agreement
We entered into a credit agreement with JPMorgan Chase Bank, N.A. on December 22, 2021 (as amended, the “Credit Agreement”).
The Credit Agreement provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit
(“LCs”) component. The maximum allowable LCs under the credit line component of the Credit Agreement is $30.0 million.  As of
December 31, 2025, the Company was in compliance with all covenants under the Credit Agreement.
See Note 6, “Lines of Credit,” of the Notes for further discussion related to the Credit Agreement.
Letters of Credit
From time-to-time, we enter into LCs related to our product warranty and performance guarantees.  As of December 31, 2025, outstanding LCs totaled $20.4 million.  See Note 6, “Lines of Credit – Letters of Credit,” of the Notes for further discussion related to LCs and
Note 7, “Commitments and Contingencies – Guarantees,” of the Notes for further discussion related to performance guarantees.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 39

Share Repurchase Programs
The Board, from time-to-time, has authorized share repurchase programs under which we may, at our discretion, repurchase the
Company’s outstanding common stock in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws.  The timing and amounts of any purchase under the share repurchase programs are based on market conditions and other factors including price, regulatory requirements, and capital availability.  We account for stock repurchases under these programs using the cost method.  As of December 31, 2025, we have cumulatively repurchased 14.0 million shares of the Company’s common stock at an aggregate cost of $166.1 million under all share repurchase programs.  The following is a discussion of the current share repurchase program during the years ended December 31, 2025.  See Note 11, “Stockholders’ Equity – Share Repurchase Programs,” of the Notes for
further discussion related to share repurchase programs and a reconciliation of the latest share repurchase plan balance.
On February 26, 2025 and August 6, 2025, we announced that the Board authorized share repurchase programs under which we may repurchase our outstanding common stock, at the discretion of management, up to an aggregate amount of $55.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock.
During the year ended December 31, 2025, we repurchased 2,570,214 shares of our common stock at an aggregate cost of approximately
$35.6 million.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 40

Cash Flows

	Years Ended December 31,
	2025	2024	Change
	(In thousands)
Net cash provided by operating activities	$18,770	$20,522	$(1,752)
Net cash provided by (used in) investing activities	33,985	(15,654)	49,639
Net cash used in financing activities	(34,534)	(43,284)	8,750
Effect of exchange rate differences on cash and cash equivalents	98	(52)	150
Net change in cash, cash equivalents and restricted cash	$18,319	$(38,468)	$56,787
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
The higher net cash used for operating assets and liabilities for the year ended December 31, 2025, as compared to the prior year, was due primarily to the following factors:
•Accrued liabilities: an increase in cash used due to incentives and restructuring expenses paid out in 2025,
•Accounts payable: an increase in cash used due to the timing of payments and vendor invoices received; partially offset by
•Accounts receivable: a decrease in cash used due to an increase in collections related to revenues earned late in the fourth quarter of 2024.
Cash Flows from Investing Activities
Net cash provided by (used in) investing activities primarily relates to sales, maturities and purchases of investment-grade marketable debt instruments, and capital expenditures supporting our growth. The decrease in cash used during the year ended December 31, 2025, as compared to the prior year, is primarily due to lower purchases of marketable securities. We believe our investments in marketable debt instruments are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 was lower as compared to the cash used in financing activities in the prior year, due to lower repurchases of our common stock partially offset by lower net proceeds from the issuance of common stock as compared to the prior year.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 41

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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 42

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
Recent Accounting Pronouncements
Refer to Note 1, “Description of Business and Significant Accounting Policies – Recently Issued Accounting Pronouncements Not Yet
Adopted,” of the Notes.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 43

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
As of December 31, 2025, our investment portfolio of $48.2 million, in investment-grade marketable debt instruments, such as U.S.
treasury securities, corporate notes and bonds, and municipal and agency notes and bonds, are classified as either cash equivalents or short-term and/or long-term investments on our Consolidated Balance Sheets.  These investments are subject to interest rate fluctuations and a decrease in market value to the extent interest rates increase.  To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of approximately 6 months.  As of December 31, 2025, a hypothetical 1% increase in interest rates would have resulted in a less than $0.2 million decrease in the fair value of our investments in marketable debt instruments as of such date.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 44

Item 8 — Financial Statements and Supplementary Data

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Energy Recovery, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Energy Recovery, Inc. and subsidiaries (the “Company”) as of
December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of
December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the
Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated
Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25,
2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue is recognized upon transfer of control of products which typically follows transfer of title upon shipment or delivery in accordance with International Commercial Terms. The processing and recording of the Company’s revenue transactions is a combination of automated and manual processes (i.e., the revenue transactions are recorded automatically upon invoice generation at the time of shipment, whereas the review process remains relatively manual to ensure control has properly transferred to recognize revenue) and therefore, the Company uses a set of procedures to ensure revenue is accurate for each transaction.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 46

We identified the Company’s revenue recognition as a critical audit matter as the Company has a significant volume of revenue transactions throughout the year and a manual process to generate accurate data to process and record revenue in line with when risk is transferred to the customers. This required an increased level of effort to audit these revenue transactions and to evaluate that they were recorded in the appropriate period.
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
February 25, 2026
We have served as the Company’s auditor since 2018.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Energy Recovery, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Energy Recovery, Inc. and subsidiaries (the “Company”) as of December 31,
2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by
COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the
consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Francisco, California
February 25, 2026

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 48

ENERGY RECOVERY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands, except shares and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$48,076	$29,627
Short-term investments	27,173	48,392
Accounts receivable, net	76,639	64,066
Inventories, net	24,260	24,906
Prepaid expenses and other assets	5,063	6,665
Total current assets	181,211	173,656
Long-term investments	8,034	21,832
Deferred tax assets, net	8,267	9,004
Property and equipment, net	12,934	15,424
Operating lease, right of use asset	7,701	9,695
Goodwill	12,790	12,790
Other assets, non-current	577	391
Total assets	$231,514	$242,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,114	$3,109
Accrued expenses and other liabilities	11,670	17,728
Lease liabilities	2,531	2,020
Contract liabilities	1,039	571
Total current liabilities	17,354	23,428
Lease liabilities, non-current	6,898	9,297
Other liabilities, non-current	1,070	57
Total liabilities	25,322	32,782
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 66,774,081 shares issued and 52,806,822 shares outstanding at December 31, 2025 and 66,182,906 shares issued and 54,785,861 shares outstanding at December 31, 2024	67	66
Additional paid-in capital	244,397	235,010
Accumulated other comprehensive (loss) income	(94)	98
Treasury stock, at cost, 13,967,259 shares repurchased at December 31, 2025 and 11,397,045 shares repurchased at December 31, 2024	(166,846)	(130,870)
Retained earnings	128,668	105,706
Total stockholders’ equity	206,192	210,010
Total liabilities and stockholders’ equity	$231,514	$242,792
See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 49

ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024	2023
(In thousands, except per share data)
Revenue	$134,987	$144,948	$128,349
Cost of revenue	47,056	48,015	41,270
Gross profit	87,931	96,933	87,079

Operating expenses:
General and administrative	29,769	33,074	28,864
Sales and marketing	20,926	25,423	22,164
Research and development	13,034	16,236	17,001
Restructuring charges	313	2,476	—
Total operating expenses	64,042	77,209	68,029
Income from operations	23,889	19,724	19,050

Other income (expense):
Interest income	3,614	6,218	3,756
Other non-operating income (expense), net	92	(207)	(101)
Total other income, net	3,706	6,011	3,655
Income before income taxes	27,595	25,735	22,705
Provision for income taxes	4,633	2,685	1,201
Net income	$22,962	$23,050	$21,504

Net income per share:
Basic	$ 0.43	$ 0.40	$ 0.38
Diluted	$ 0.42	$ 0.40	$ 0.37

Number of shares used in per share calculations:
Basic	53,802	57,213	56,444
Diluted	54,158	57,822	57,740
See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 50

ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
(In thousands)
Net income	$22,962	$23,050	$21,504
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(150)	31	51
Unrealized gain (loss) on investments	(42)	111	254
Total other comprehensive income (loss), net of tax	(192)	142	305
Comprehensive income	$22,770	$23,192	$21,809
See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 51

ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,
	2025	2024	2023
(In thousands, except shares)
Common stock
Beginning balance	$66	$65	$64
Issuance of common stock, net	1	1	1
Ending balance	67	66	$65

Additional paid-in capital
Beginning balance	235,010	217,617	204,957
Issuance of common stock, net	1,795	7,099	4,793
Stock-based compensation	7,592	10,294	7,867
Ending balance	244,397	235,010	217,617

Accumulated other comprehensive (loss) income
Beginning balance	98	(44)	(349)
Other comprehensive (loss) income
Foreign currency translation adjustments	(150)	31	51
Unrealized (loss) gain on investments	(42)	111	254
Total other comprehensive (loss) income, net	(192)	142	305
Ending balance	(94)	98	(44)

Treasury stock
Beginning balance	(130,870)	(80,486)	(80,486)
Common stock repurchased	(35,976)	(50,384)	—
Ending balance	(166,846)	(130,870)	(80,486)

Retained earnings
Beginning balance	105,706	82,656	61,152
Net income	22,962	23,050	21,504
Ending balance	128,668	105,706	82,656

Total stockholders’ equity	$206,192	$210,010	$219,808

Common stock issued (shares)
Beginning balance	66,182,906	65,029,459	64,225,391
Issuance of common stock, net	591,175	1,153,447	804,068
Ending balance	66,774,081	66,182,906	65,029,459

Treasury stock (shares)
Beginning balance	11,397,045	8,148,512	8,148,512
Common stock repurchased	2,570,214	3,248,533	—
Ending balance	13,967,259	11,397,045	8,148,512

Total common stock outstanding (shares)
Beginning Balance	54,785,861	56,880,947	56,076,879
Issuance of common stock, net	591,175	1,153,447	804,068
Common stock repurchased	(2,570,214)	(3,248,533)	—
Ending Balance	52,806,822	54,785,861	56,880,947
See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 52

ENERGY RECOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024	2023
(In thousands)
Cash flows from operating activities:
Net income	$22,962	$23,050	$21,504
Adjustments to reconcile net income to cash provided by operating activities
Stock-based compensation	7,719	10,322	8,038
Depreciation and amortization	3,760	4,046	4,102
Accretion (amortization) of discounts (premiums) on investments	(326)	(1,331)	(862)
Deferred income taxes	737	1,320	(61)
Impairment of long-lived assets	353	—	—
Reversal of accruals related to expired warranties	(1,095)	(206)	(334)
Inventory reserve adjustment	479	(210)	771
Other non-cash adjustments	318	499	589
Changes in operating assets and liabilities:
Accounts receivable, net	(12,687)	(17,212)	(12,873)
Contract assets	1,129	(2,184)	1,128
Inventories, net	7	1,202	1,354
Prepaid and other assets	236	(756)	(96)
Accounts payable	(1,462)	787	2,629
Accrued expenses and other liabilities	(3,828)	1,811	294
Contract liabilities	468	(616)	(129)
Net cash provided by operating activities	18,770	20,522	26,054

Cash flows from investing activities:
Sales of marketable securities	—	—	2,966
Maturities of marketable securities	66,675	76,508	64,955
Purchases of marketable securities	(31,370)	(90,997)	(84,555)
Capital expenditures	(1,330)	(1,298)	(2,567)
Proceeds from sales of fixed assets	10	133	87
Net cash provided by (used in) investing activities	33,985	(15,654)	(19,114)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,796	7,100	4,794
Repurchase of common stock	(35,623)	(50,384)	—
Payment of excise tax associated with repurchase of common stock	(707)	—	—
Net cash (used in) provided by financing activities	(34,534)	(43,284)	4,794

Effect of exchange rate differences on cash and cash equivalents	98	(52)	33
Net change in cash, cash equivalents and restricted cash	18,319	(38,468)	11,767
Cash, cash equivalents and restricted cash, beginning of year	29,757	68,225	56,458
Cash, cash equivalents and restricted cash, end of year	$48,076	$29,757	$68,225

Supplemental disclosure of cash flow information:
Cash paid for income taxes	1,398	1,553	505

Supplemental disclosure on non-cash investing and financing transactions:
Purchases of property and equipment in trade accounts payable, and accrued expenses and other liabilities	$463	$70	$647
Excise tax on share repurchases, accrued but not paid	34	387	—
See Accompanying Notes to Consolidated Financial Statements

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 53

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Significant Accounting Policies
Energy Recovery, Inc. and its wholly-owned subsidiaries (the “Company” or “Energy Recovery”) designs and manufactures world-
class energy-saving technology for critical infrastructure that communities rely on every day, driving a more resilient and sustainable future.
Leveraging the Company’s pressure exchanger technology, which generates little to no emissions when operating, the Company believes its solutions lower costs, save energy, reduce waste, and minimize emissions for companies across a variety of commercial and industrial processes.  As the world coalesces around the urgent need to address climate change and its impacts, the Company is helping companies reduce their energy consumption in their industrial processes, which in turn, reduces their carbon footprint.  The Company believes that its customers do not have to sacrifice quality and cost savings for sustainability and the Company is committed to developing solutions that drive long-term value – both financial and environmental.  The Company’s solutions are marketed, sold in, and developed for, the fluid-flow and gas markets, such as seawater and wastewater desalination, natural gas, chemical processing and CO2-based refrigeration systems, under the trademarks ERI®, PX®, Pressure Exchanger®, PX® Pressure Exchanger® (“PX”), Ultra High-Pressure PX, PX G™, PX G1300®,
PX PowerTrain™, AT™, and Aquabold™.  The Company owns, manufactures and/or develops its solutions, in whole or in part, in the United
States of America (the “U.S.”).
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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of February 25, 2026, the date of issuance of this Annual Report on Form 10-K.
These estimates may change, as new events occur and additional information is obtained.  Actual results could differ materially from these estimates under different assumptions or conditions.  The Company undertakes no obligation to publicly update these estimates for any reason after the date of this Annual Report on Form 10-K, except as required by law.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 54

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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 55

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

	Minimum	Maximum
Machinery and equipment (excluding equipment used for manufacturing of ceramic components)	3 years	7 years
Machinery and equipment used for manufacturing of ceramic components	3 years	10 years
Leasehold improvements (1)	1 year	3.5 years
Software (2)	3 years	5 years
Office equipment, furniture, and fixtures	3 years	5 years
Automobiles	1 year	7 years

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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 56

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
Goodwill represents the excess of the purchase price of a business combination over the fair value of the net assets acquired.
Goodwill is not amortized but is evaluated annually for impairment at the reporting unit level or when indicators of a potential impairment are present.  Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and
(iii) the fair values of the reporting units.  The Company performs a quantitative assessment of goodwill for impairment on an annual basis during the third quarter of each year, which would consist primarily of a discounted cash flow analysis to determine the fair value of the reporting unit’s goodwill. In addition, the Company incorporates other significant inputs to its fair value calculations, including discount rate and market multiples, to reflect current market conditions.  Between annual tests, a qualitative assessment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If these interim qualitative factors were to indicate that it is more-
likely-than-not that the fair value of the reporting unit is less than its carrying value, the Company would then perform a quantitative assessment. To the extent the carrying amount of the reporting unit’s allocated goodwill exceeds the unit’s fair value, the Company recognizes an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit.
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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 57

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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 58

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
Stock-based Compensation
The Company measures and recognizes stock-based compensation expense based on the fair value measurement for all stock-
based awards made to its employees, non-employee consultants and directors, including restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”) and incentive stock options over the requisite service period (typically the vesting period of the awards).  The fair value of RSUs and PRSUs is based on the Company’s common stock price on the date of grant.  The fair value of stock options is calculated on the date of grant using a Black-Scholes (also referred to as the “Black-Scholes-Merton”) model, which requires a number of complex assumptions including the expected life to exercise a vested award based upon the Company’s exercise history, expected volatility based upon the Company’s historical stock prices, risk-free interest rate based upon the U.S. Treasury rates, and the Company’s dividend yield.  The estimation of awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from the Company’s current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimates are revised.  See Note 12, “Stock-based Compensation – Fair Value Assumptions,” for further discussion of fair value measurements of stock-
based awards.
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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 59

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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 60

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Pronouncement
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures
(“ASU 2023-09”).  ASU 2023-09 was issued to enhance the transparency and decision usefulness of income tax disclosures.  ASU 2023-09 is effective for annual periods beginning after December 15, 2024 (i.e., the Company’s 2025 Annual Report) on a prospective basis; however, retrospective application is permitted.  In addition, early adoption is permitted. On December 31, 2025, the Company adopted ASU 2023-09 prospectively and has applied the disclosure requirements to the period ended December 31, 2025 presented in the consolidated financial statements.  The Company has evaluated the impact of the adoption of ASU 2023-09 on its consolidated financial statements and disclosures, and has determined that the adoption of this guidance will only impact disclosures, with no material impact on the Company’s results of operations, cash flows, or financial condition.  See Note 8, “Income Taxes,” for further discussion of the Company’s income taxes.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In July 2025, the FASB issued Accounting Standards Update 2025-05, Measurement of Credit Losses for Accounts Receivable and
Contract Assets (“ASU 2025-05”).  ASU 2025-05 provides a practical expedient for measuring expected credit losses on current accounts receivables and contract assets by assuming that conditions at the balance sheet date remain unchanged over the life of the asset. ASU
2025-05 is effective for annual reporting periods beginning after December 15, 2025 (i.e. the Company’s 2026 Annual Report), and interim periods within those years, with early adoption permitted. The Company believes the adoption of ASU-2025-05 will not have a material impact on results of operations, cash flows, or financial condition.
In December 2025, the FASB issued Accounting Standards Update 2025-11, Interim Reporting (Topic 270): Narrow-Scope
Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. ASU
2025-11 provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events subsequent to the end of the last annual reporting period that have a material impact on the entity.  ASU 2025-11 is effective for fiscal years beginning after December 15, 2027 (i.e. the Company’s 2028 Annual Report), including interim periods within those fiscal years, with early adoption permitted.  The Company is evaluating the potential impact of this adoption on the consolidated financial statements and related disclosures.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 61

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Revenue
Disaggregation of Revenue
The Company classifies its channel customers as follows:
•Megaproject (“MPD”).  MPD customers are major firms that develop, design, build, own and/or operate large-scale desalination plants or projects.  Revenues from projects generally exceed $1.0 million and the MPD project timeline between project tender and shipment are generally up to 36 months; however, from time-to-time, may exceed 36 months.
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

	Years Ended December 31,
	2025			2024			2023
	Water	Emerging Technologies	Total	Water	Emerging Technologies	Total	Water		Emerging Technologies	Total
(In thousands)
Geographical market
Middle East	$68,084	$92	$68,176	$59,538	$399	$59,937	$49,501		$177	$49,678
Africa	15,010	—	15,010	30,731	—	30,731	26,936	0	—	26,936
Other	51,608	193	51,801	54,041	239	54,280	51,288		447	51,735
Total revenue	$134,702	$285	$134,987	$144,310	$638	$144,948	$127,725		$624	$128,349

Channel
Megaproject	$82,885	$—	$82,885	$95,399	$—	$95,399	$83,665		$—	$83,665
Original equipment manufacturer	31,748	192	31,940	31,337	188	31,525	25,548		447	25,995
Aftermarket	20,069	93	20,162	17,574	450	18,024	18,512		177	18,689
Total revenue	$134,702	$285	$134,987	$144,310	$638	$144,948	$127,725		$624	$128,349
Contract Assets

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 62

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company records unbilled receivables as contract assets, which are included in prepaid expenses and other assets on the
Consolidated Balance Sheets. The following table presents the change in contract asset balances during the reported periods.

	Years Ended December 31,
	2025	2024
	(In thousands)
Contract assets balance, beginning of year	$2,776	$592
Transferred to trade receivables	(2,776)	(592)
Additions to contract assets, excluding amounts transferred to trade receivables during the year	1,647	2,776
Contract assets balance, end of year	$1,647	$2,776
Contract Liabilities
The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance.  The following table presents the change in contract liability balances during the reported periods.

	Years Ended December 31,
	2025	2024
(In thousands)
Contract liabilities, beginning of year	$571	$1,187
Revenue recognized	(297)	(1,085)
Cash received, excluding amounts recognized as revenue during the year	765	469
Contract liabilities, end of year	$1,039	$571
Remaining Performance Obligations
As of December 31, 2025, the following table presents the revenue that is expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied.

Period	Remaining Performance Obligations
(In thousands)
2026	10,374
2027	6,587
Total	$16,961

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 63

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Net Income Per Share
Net income for the reported period is divided by the weighted average number of basic and diluted common shares outstanding during the reported period to calculate the basic and diluted net income per share, respectively.  Outstanding stock options to purchase common shares, unvested RSUs, and unvested performance restricted stock units (“PRSUs”) are collectively referred to as “equity awards.”
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
The following table presents the computation of basic and diluted net income per share.

	Years Ended December 31,
	2025	2024	2023
(In thousands, except per share amounts)
Numerator
Net income	$22,962	$23,050	$21,504

Denominator (weighted average shares)
Basic common shares outstanding	53,802	57,213	56,444
Stock options	189	380	1,051
RSUs	167	229	245
Diluted common shares outstanding	54,158	57,822	57,740

Net income per share
Basic	$ 0.43	$ 0.40	$ 0.38
Diluted	$ 0.42	$ 0.40	$ 0.37
The following table presents the equity awards that are excluded from diluted net income per share because (i) their effect would have been anti-dilutive, or (ii) the equity awards were contingent upon conditions for issuance which were not satisfied as of December 31, 2025.
See Note 12, “Stock-based Compensation” for additional information.

	Years Ended December 31,
	2025	2024	2023
(In thousands)
Anti-dilutive equity award shares	1,285	1,054	399

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 64

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

	December 31,
	2025	2024	2023
	(In thousands)
Cash and cash equivalents	$48,076	$29,627	$68,098
Restricted cash, non-current (included in other assets, non-current)	—	130	127
Total cash, cash equivalents and restricted cash	$48,076	$29,757	$68,225
Allowance for Doubtful Accounts
The following table presents the allowance for doubtful accounts activities.

	Years Ended December 31,
	2025	2024	2023
(In thousands)
Balance, beginning of year	$221	$138	$148
Changes to reserves (1)	114	206	73
Collection of specific reserves and uncollectible accounts written off, net of recoveries	—	(123)	(83)
Balance, end of year	$335	$221	$138

(1)General and specific reserves charged to expense.
Inventories, net

	December 31,
	2025	2024
	(In thousands)
Raw materials	$8,289	$8,829
Work in process	6,270	6,417
Finished goods	10,768	10,463
Inventories, gross	25,327	25,709
Valuation adjustments for excess and obsolete inventory	(1,067)	(803)
Inventories, net	$24,260	$24,906
Property and Equipment

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 65

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2025	2024
	(In thousands)
Machinery and equipment	$29,688	$29,718
Leasehold improvements	19,797	19,419
Software	1,895	1,895
Office equipment, furniture, and fixtures	3,009	2,930
Automobiles	416	417
Construction in progress	215	139
Total property and equipment	55,020	54,518
Less: Accumulated depreciation and amortization	(42,086)	(39,094)
Total property and equipment, net	$12,934	$15,424

	Years Ended December 31,
	2025	2024	2023
(In thousands)
Depreciation and amortization expense	$3,759	$4,046	$4,102
Goodwill
Goodwill is tested for impairment annually in the third quarter of the Company’s fiscal year or more frequently if indicators of potential impairment exist.  The Company monitors the industries in which it operates and reviews its business performance for indicators of potential impairment.  The recoverability of goodwill is measured at the reporting unit level, which represents the operating segment.  The carrying amount of goodwill as of December 31, 2025 and 2024 was $12.8 million.
On July 1, 2025, the Company estimated the fair value of its reporting units using the discounted cash flow approach and market approach.  The forecast of future cash flows, which is based on the Company’s best estimate of future net sales and operating expenses, is based primarily on expected category expansion, pricing, market segment, and general economic conditions.  The Company incorporates other significant inputs to its fair value calculations, including discount rate and market multiples, to reflect current market conditions.  As a result, the analysis performed indicated that the fair value of each reporting unit, that is allocated goodwill, significantly exceeds its carrying value, and therefore, no impairment charges were recorded.
Accrued Expenses and Other Liabilities

	December 31,
	2025	2024
	(In thousands)
Accrued expenses and other liabilities, current
Payroll, benefits, incentives and commissions payable	$6,683	$10,179
Warranty reserve	205	1,090
Restructuring accrual	—	2,476
Income taxes payable	2,401	947
Other accrued expenses and other liabilities	2,381	3,036
Total accrued expenses and other liabilities	11,670	17,728

Other liabilities, non-current	1,070	57
Total accrued expenses, and current and non-current other liabilities	$12,740	$17,785

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 66

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restructuring
During the fourth quarter of fiscal year 2024, the Company implemented a restructuring plan which included reductions primarily within the G&A function, in order to lower the Company’s operating cost structure, and to position the Company for profitable growth.  The Company recorded a restructuring charge of approximately $2.8 million in total, of which $0.3 million was recorded during the year ended December 31,
2025. The total restructuring charge recorded relates to severance and benefits, including reemployment assistance, for 38 terminated employees, which was approximately 15% of the Company’s workforce.  The restructuring plan was complete as of December 31, 2025.  All expenses associated with the Company’s restructuring plan are included in “Restructuring charges” in the Consolidated Statements of
Operations.

	Segment		Corporate	Total Expense
	Water	Emerging Technology
	(In thousands)
Amount recognized in 2024	1,147	832	497	2,476
Amount recognized in 2025	105	47	161	313
Total restructuring expenses recognized	$1,252	$879	$658	$2,789
The following table presents the change in the Company’s restructuring accrual balances during the year ended December 31, 2025:

Severance and Benefits
(In thousands)
Balance, as of December 31, 2024	$2,476
Restructuring provision, net of adjustments	313
Cash paid	(2,789)
Balance, as of December 31, 2025	$—
Accumulated Other Comprehensive (Loss) Income
There were no reclassifications of amounts out of accumulated other comprehensive (loss) income for the years ended December 31,
2025 and 2024, as there have been no sales of securities or translation adjustments that impacted other comprehensive income (loss) during these periods. For the year ended December 31, 2023, there was $3.0 million of securities sold and the reclassification to other comprehensive income (loss) was immaterial.
The tax impact of the changes in accumulated other comprehensive (loss) income for the years ended December 31, 2025, 2024 and
2023, was not material.
Advertising Expense
Advertising expense is charged to operations during the year in which it is incurred. Total advertising expense was not material for the years ended December 31, 2025, 2024 and 2023.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 67

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
The following table presents the Company’s financial assets measured on a recurring basis by contractual maturity, including pricing category, amortized cost and fair value. Gross unrealized gains and losses were not material for the periods presented.  As of December 31,
2025 and December 31, 2024, the Company had no financial liabilities and no Level 3 financial assets.

		December 31, 2025		December 31, 2024
	Pricing Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$11,225	$11,225	$2,580	$2,580
U.S. treasury securities	Level 2	12,952	12,955	—	—
Total cash equivalents		24,177	24,180	2,580	2,580

Short-term investments
U.S. treasury securities	Level 2	13,618	13,640	20,303	20,345
Corporate notes and bonds	Level 2	13,505	13,533	27,995	28,047
Total short-term investments		27,123	27,173	48,298	48,392

Long-term investments
U.S. treasury securities	Level 2	1,959	1,971	999	1,000
Corporate notes and bonds	Level 2	6,038	6,063	18,983	19,035
Municipal and agency notes and bonds	Level 2	—	—	1,799	1,797
Total long-term investments		7,997	8,034	21,781	21,832
Total short and long-term investments		35,120	35,207	70,079	70,224
Total		$59,297	$59,387	$72,659	$72,804

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 68

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company monitors its investments for impairment.  It was determined that unrealized gains and losses included in accumulated other comprehensive (loss) income at December 31, 2025 and 2024, were temporary in nature, because the changes in market value for these securities resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers.
Gross unrealized losses on the available-for-sale securities that have been in a continuous unrealized loss position were not material as of
December 31, 2025 and 2024.
Sales of Available-for-Sale Investments
The following table presents the sales of available-for-sale investments.

	Years Ended December 31,
	2025	2024	2023
(In thousands)
Corporate notes and bonds	$—	$—	$2,966
Realized losses on sales of securities were immaterial during the year ended December 31, 2023.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 69

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Lines of Credit
Credit Agreement
The Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMC”) on December 22, 2021 (“Credit
Agreement”).  The Credit Agreement, which will expire on December 21, 2026, provides a committed revolving credit line of $50.0 million.  In
January 2026, the Company amended the Credit Agreement with JPMC to extend the termination date from December 21, 2026 to January
21, 2031. See Note 13, "Subsequent Events," for further information.  The Credit Agreement requires the Company to comply with various covenants, including among other things, financial covenants to 1) maintain a leverage ratio of consolidated net debt to adjusted earnings before income taxes, depreciation and amortization (“adjusted EBITDA”), not to exceed 3.0 to 1; and 2) limit annual capital expenditures.
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
On July 15, 2022, the Company and JPMC agreed to a modification of the Credit Agreement (“First Amendment”) to change the indicated reference rate from the London Interbank Offered Rate (also referred to as “LIBOR”) to the Secured Overnight Financing Rate (also referred to as “SOFR”). Changes in the Credit Agreement reference rate to SOFR did not materially change the provisions defined in the original Credit Agreement nor did this change materially affect the Company’s financial statements.  During September 2023, the Company and JPMC amended the Credit Agreement (the “Second Amendment”) to only increase the maximum allowable letters of credit (“LCs”) credit line component from $25.0 million to $30.0 million.  No other components or features under the Credit Agreement (including the First
Amendment dated July 15, 2022) were amended. As of December 31, 2025, the Company was in compliance with all covenants under the
Credit Agreement.
Revolving Loans
Revolving loans under the Credit Agreement may be in the form of 1) a base rate loan that bears interest equal to (a) the greater of the Wall Street Journal prime rate and (b) the sum of (i) one-month reserve adjusted SOFR and (ii) 2.50%, plus an applicable margin of
0.25% or 0.50%, subject to the Company’s total leverage ratio, or 2) a Eurodollar loan that bears interest equal to the sum of the reserved adjusted SOFR rate for an interest period elected by the Company, plus an applicable margin of 1.25% or 1.50%, based upon the Company’s total leverage ratio.  The Company may request loans up to the lower of a maximum exposure of $50.0 million or the amounts of unused credit under the Credit Agreement.  The unused portion of the credit facility is subject to a facility fee in an amount equal to 0.20% per annum of the average unused portion of the revolving line.  At the election of the lender following an event of default, the loans shall bear the aforementioned interest rate plus an additional 2%.  As of December 31, 2025, there were no revolving loans outstanding under the Credit
Agreement.
Letters of Credit
Under the Credit Agreement, the Company is allowed to request LCs up to the lower of a maximum exposure of $30.0 million or the amounts of unused credit under the Credit Agreement.  The Credit Agreement does not require any cash collateral when LCs are issued;
however, at the election of the lender following a default, the lender may require the Company to deposit cash in an amount equal to 103% of the LCs exposure.  LCs are subject to customary fees and expenses for issuance or renewal, and all disbursements are subject to the same interest rate provision as noted directly above under Revolving Loans.  LCs are limited to a term of one year, unless extended.  Under the
LCs component, the Company utilized $20.4 million of the maximum allowable credit line of $30.0 million, which includes newly issued LCs, and previously issued and unexpired stand-by letters of credits (“SBLCs”) and certain non-expired commitments under the Company’s previous Loan and Pledge Agreement with Citibank, N.A. which are guaranteed under the Credit Agreement. These LCs had a weighted average remaining life of approximately 19 months.
As of December 31, 2025 and 2024, the Company had $20.4 million and $15.7 million outstanding LCs and SBLCs issued by the
Company to its customers related to product warranty and performance guarantees.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 70

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
The following table presents certain facts regarding the Company’s material property leases.

Location	Purpose	Square Footage	Expiration (1)	Option to Extend (2)
San Leandro, California	Headquarters, R&D and manufacturing	171,000	December-2028	1 / 5 years
Tracy, California	Manufacturing and warehouse	54,429	April-2030	1 / 5 years
Katy, Texas	Sublease	221,220	December-2029	2 / 5 years

(1)Month-Year of original lease expiration.
(2)Number of renewal option(s) / Number of year(s) per renewal option.
Sublease
On March 10, 2025, the Company entered into an agreement to sublease its Katy, Texas operating lease. The sublease commenced on March 10, 2025 and will expire on December 31, 2029. The sublease is classified as an operating lease and has a remaining lease term of 4.0 years as of December 31, 2025. Sublease income was immaterial during the year ended December 31, 2025 and is recorded as a reduction of lease expense in general and administrative within the Company’s Consolidated Statements of Operations.
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
The Company calculated the impairment charge by comparing the carrying value of the Katy, Texas operating lease to its fair value, which was calculated based on the net discounted cash flows associated with the sublease. The Company recorded a total impairment charge of $0.4 million during the year ended December 31, 2025, of which $0.2 million and $0.2 million was recorded against the right-of-use asset and the associated leasehold improvements, respectively. The allocation of the impairment charge was based on the relative carrying value of the assets. The impairment charge was recorded in general and administrative within the Company’s Consolidated Statements of
Operations.
The following table presents operating lease activities related to all leased properties.

	Years Ended December 31,
	2025	2024	2023
(In thousands)
Operating lease expense	$2,643	$2,571	$2,571
Cash payments	2,759	2,812	2,580
The following table presents other information related to outstanding operating leases as of December 31, 2025.

Weighted average remaining lease term	3.5 years
Weighted average discount rate	7.0%

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 71

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, the following table presents the minimum lease payments by year under noncancelable operating leases, exclusive of execution costs.

Year	Lease Liabilities
(In thousands)
2026	$3,016
2027	3,107
2028	3,201
2029	1,070
2030	211
2031 and thereafter	—
Total future minimum lease payments	10,605
Less imputed lease interest	(1,176)
Total lease liabilities	$9,429
Warranty
The following table presents the changes in the Company’s accrued product warranty reserve.

	Years Ended December 31,
	2025	2024	2023
(In thousands)
Warranty reserve balance, beginning of year	$1,090	$1,057	$968
Warranty costs charged to cost of revenue	370	490	515
Utilization charges against reserve	(160)	(251)	(92)
Release of accrual related to expired warranties	(1,095)	(206)	(334)
Warranty reserve balance, end of year	$205	$1,090	$1,057

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 72

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
Damages incurred for these indemnifications would be covered by the Company’s general liability insurance to the extent provided by the policy limitations.  The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the estimated valuation of the potential liability arising from these agreements is not material.  Accordingly, the
Company recorded no liabilities for these agreements as of December 31, 2025 and 2024.
In certain cases, the Company issues product warranty and performance guarantees to its customers for amounts generally equal to
10% or less of the total sales agreement to endorse the execution of product delivery and to the warranty of design work, fabrication and operating performance of the Company’s devices.  These guarantees are generally LCs that have a weighted average life at inception of 36 months.  See Note 6, “Lines of Credit – Letters of Credit,” for information related to LCs.
Litigation
From time-to-time, the Company has been named in and subject to various proceedings and claims in connection with its business.
The Company may in the future become involved in litigation in the ordinary course of business, including litigation that could be material to its business.  The Company considers all claims, if any, on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable.  Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements.  The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  As of December 31, 2025, the Company was not involved in any lawsuits, legal proceedings or claims that would have a material effect on the Company’s financial position, results of operations, or cash flows.  Therefore, there were no material losses which were probable or reasonably estimable and accordingly, the Company did not record a provision for litigation as of December 31, 2025 and 2024.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 73

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Income Taxes
The following table presents the Company’s U.S. and foreign components of consolidated income before income taxes and the provision for income taxes.

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Income before income taxes:
U.S.	$27,423	$25,608	$22,592
Foreign	172	127	113
Total income before income taxes	$27,595	$25,735	$22,705

Current tax provision:
Federal	$2,692	$1,266	$1,268
State	17	24	13
Foreign	156	106	51
Current tax provision	2,865	1,396	1,332

Deferred tax provision (benefit):
Federal	1,547	1,619	(262)
State	221	(330)	131
Total deferred tax provision (benefit)	1,768	1,289	(131)
Total provision for income taxes	$4,633	$2,685	$1,201

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 74

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As discussed in Note 1, “Description of Business and Significant Accounting Policies”, the Company has elected to prospectively adopt the guidance in ASU 2023-09. The following table presents a reconciliation of income taxes computed at the statutory federal income tax rate to the effective tax rate implied by the accompanying Consolidated Statements of Operations for the year ended December 31, 2025 in accordance with ASU 2023-09.

	Amount	Percent
U.S. federal taxes at statutory rate	$5,795	21%
State and local income tax, net of federal benefit[1]	243	1
Foreign rate differential	57	—
Effect of cross-border tax laws
Foreign derived intangible income	(1,853)	(7)
Tax credits
Research & development tax credits	(331)	(1)
Changes in Valuation Allowances
Nontaxable or Nondeductible Items
Stock-based compensation shortfalls	275	1
Non-deductible compensation	334	1
Other	114	1
Changes in unrecognized tax benefits	(4)	—
Other	3	—
Provision for income taxes and effective tax rate	$4,633	17%
1California makes up the majority of state tax expense in this category.
The following table presents a reconciliation of income taxes computed at the statutory federal income tax rate to the effective tax rate implied by the accompanying Consolidated Statements of Operations for the years ended December 31, 2024 and December 31, 2023 in accordance with the guidance before the adoption of ASU 2023-09.

	Years Ended December 31,
	2024	2023
U.S. federal taxes at statutory rate	21%	21%
Stock-based compensation	2	(1)
Non-deductible expenses	1	1
Research and Development Tax Credits	(4)	(6)
Valuation allowance	(2)	—
Foreign derived intangible income	(8)	(10)
Effective tax rate	10%	5%

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 75

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the components of the Company’s net deferred tax asset, which is presented in other assets, non-current on the Consolidated Balance Sheets.

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$496	$496
Amortization of research and experimental expenditures	8,065	7,649
Accruals and reserves	3,314	4,549
Operating lease liabilities	2,067	2,474
Research and development, and foreign tax credit carry forwards	4,954	4,908
Total deferred tax assets	18,896	20,076
Valuation allowance	(4,740)	(4,425)
Total deferred tax assets, net of valuation allowance	14,156	15,651

Deferred tax liabilities:
Depreciation on property and equipment	(1,652)	(2,116)
Right of use asset	(1,679)	(2,110)
Other	(62)	(25)
Goodwill	(2,496)	(2,396)
Total deferred tax liabilities	(5,889)	(6,647)
Net deferred tax asset	$8,267	$9,004
Valuation Allowance
The following table presents the valuation allowance activities.

	Years Ended December 31,
	2025	2024	2023
(In thousands)
Balance, beginning of year	$4,425	$4,600	$4,185
Changes to valuation allowance	315	(175)	415
Balance, end of year	$4,740	$4,425	$4,600
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
On the basis of this evaluation, as of December 31, 2025, the Company continues to maintain a valuation allowance on its California research and development (“R&D”) credit carryovers of $4.7 million.  In tax year 2024 California amended its tax laws to suspend the use of net operating loss carryovers of amounts over $1.0 million for the 2024 to 2026 tax years.  As a result of this amendment, the Company recognized a deferred tax asset of California R&D credit carryovers of $0.2 million as of December 31, 2025.  The Company will maintain a valuation allowance on its remaining California R&D credit carryovers because it is more likely than not that the Company will continue to annually generate more California R&D tax credits than it utilizes, resulting in no net reduction of credits.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 76

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted by the U.S. federal government.  The OBBB significantly modified the income tax treatment of research and development costs, allows companies to elect 100% bonus deprecation on qualified property as well as various aspects of foreign income, in each case as follows:
1) Research and Development Costs - The OBBB allows U.S. companies to elect to accelerate the deduction of the 2022 to 2024 year capitalized domestic R&D costs or continue to amortize these capitalized R&D costs over the remaining tax lives.  The Company has elected to continue to amortize the capitalized domestic R&D costs over the remaining lives.  In addition, the OBBB allows companies to expense versus capitalize domestic R&D costs for tax purposes beginning with the 2025 year.  Alternatively, companies can elect to continue to capitalize domestic R&D costs.  The Company will elect to continue to capitalize and amortize domestic R&D costs for U.S. federal income tax purposes.
2) Bonus Depreciation – The OBBB allows U.S. companies to elect 100% bonus deprecation on qualified property acquired and placed in service after January 19, 2025.  This allows the Company to accelerate tax depreciation on qualified property.
3) Foreign Income and Global Intangible Low Taxed Income (“GILTI”) – The IRC Section 250 deduction on GILTI income was reduced from
50% to 40% for tax years beginning after December 31, 2025.  In addition, the qualified business asset investment exemption was repealed.
It is expected that this law change will have an immaterial impact to the Company.
4) Foreign Income and Foreign Derived Deduction Eligible Income (“FDDEI” (formerly Foreign Derived Intangible Income (“FDII”))) - The deduction was reduced from 37.5% of eligible income to 33.34% of eligible income for tax years beginning after December 31, 2025.  In addition, the 10% qualified business asset investment reduction has been eliminated for tax years beginning after December 31, 2025.  We expect that these changes will nominally raise the Company’s effective tax rate in future years.
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
The following table presents the Company’s California net operating loss carryforward.

	Earliest Expiration Year	December 31,
		2025	2024
		(In thousands)
California	2034	$6,822	$6,822
Utilization of the California net operating loss carryforward may be subject to a substantial annual limitation due to the ownership change limitations provided by the California Revenue and Taxation Code which could result in the expiration of the net operating loss carryforward before utilization.  As of December 31, 2025, there are no ownership change limits on the utilization of the California net operating loss carryforward.
The following table presents the Company’s R&D credit by taxing authority, minimum tax credit and foreign tax credit carryforwards.

	Earliest Expiration Year	December 31,
		2025	2024
		(In thousands)
California	No Expiration Date	6,271	6,098
Utilization of the credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the U.S. Internal Revenue Code (“IRC”) and similar California provisions.  As of December 31, 2025, there are no ownership change limits on the utilization of these net tax credit carryforwards.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 77

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the net cash paid by the Company for income taxes during the year ended December 31, 2025.

December 31,
2025
(In thousands)
Domestic
Federal	$1,250
States	8
Foreign
Spain	79
China	51
Other	10
Total cash paid for taxes, net of refunds	$1,398
Accounting for uncertain tax positions is based on judgment regarding the largest amount that is greater than 50% likely of being realized upon the ultimate settlement with a taxing authority.  The following table presents the aggregate changes in the balance of the gross unrecognized tax benefits.

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Gross unrecognized tax benefits, beginning of year	$1,862	$1,705	$1,505
Additions:
Current year tax position	87	170	184
Prior year tax position	6	—	16
Reductions:
Settlement	(136)	—	—
Prior year tax position	(9)	(13)	—
Gross unrecognized tax benefits, end of year	$1,810	$1,862	$1,705
As of December 31, 2025, the Company had unrecognized tax benefits of $1.8 million, of which $1.0 million, if recognized, would affect the Company’s effective tax rate.
The Company adopted the accounting policy that interest and penalties are classified as part of its income taxes.  As of December 31,
2025, there was no accrued interest or penalties associated with any unrecognized tax benefits.
There are currently no examinations for U. S federal, state taxing authorities, and foreign tax authorities. The previously disclosed tax examination has been concluded with no material impact to the consolidated financial statements.  The Company believes that, as of
December 31, 2025, the gross unrecognized tax benefits will not materially change in the next twelve months. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to any tax audits and that any settlement will not have a material adverse effect on the consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.
The Organisation for Economic Cooperation and Development (“OECD”) developed Model Global Anti-Base Erosion (“GloBE”) rules
(commonly referred to as Pillar II) establishing a Global Minimum Tax to ensure multinational enterprises with consolidated revenue of more than €750.0 million pay at least an effective tax rate of 15% on income arising in each jurisdiction in which they operate.  Given the Company does not meet the minimum threshold, there is no impact to our tax provision for fiscal year 2025.  The Company will continue to evaluate the impact of these tax law changes in future reporting periods.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 78

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
Segment Financial Information
The CODM allocates resources to, and assesses the performance of, each operating segment using information about its revenue and operating income.  The CODM reviews consolidated reports and analysis at the levels presented in the following tables.  In addition, the operating income (loss) for each segment excludes other income, other expenses, and corporate operating expenses that are not included when the CODM assesses the performance of the operating segments, such as income taxes and other separately managed expenses not attributed to the operating segments.  Assets and liabilities are reviewed at the consolidated level by the CODM and are not attributed to the segments.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 79

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the Company’s financial information by segment, including significant segment expenses, and corporate operating expenses.

	Year Ended December 31, 2025				Year Ended December 31, 2024				Year Ended December 31, 2023
	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total	Water	Emerging Technologies	Corporate	Total
(In thousands)
Revenue	$134,702	$285	$—	$134,987	$144,310	$638	$—	$144,948	$127,725	$624	$—	$128,349
Cost of revenue	46,923	133	—	47,056	47,389	626	—	48,015	40,290	980	—	41,270
Gross profit (loss)	87,779	152	—	87,931	96,921	12	—	96,933	87,435	(356)	—	87,079

Operating expenses
General and administrative	5,686	2,350	21,733	29,769	8,127	3,821	21,126	33,074	7,751	3,927	17,186	28,864
Sales and marketing	13,664	5,449	1,813	20,926	15,683	7,340	2,400	25,423	13,691	6,053	2,420	22,164
Research and development	6,344	6,690	—	13,034	4,523	11,713	—	16,236	4,251	12,750	—	17,001
Restructuring charges	105	47	161	313	1,147	832	497	2,476	—	—	—	—
Total operating expenses	25,799	14,536	23,707	64,042	29,480	23,706	24,023	77,209	25,693	22,730	19,606	68,029
Operating income (loss)	$61,980	$(14,384)	$(23,707)	$23,889	$67,441	$(23,694)	$(24,023)	$19,724	$61,742	$(23,086)	$(19,606)	$19,050
The following table presents a summary of the Company’s depreciation and amortization by segment and corporate operating expenses.

	Years Ended December 31,
	2025	2024	2023
(In thousands)
Water	$2,788	$2,875	$2,779
Emerging Technologies	310	478	521
Corporate	662	693	802
Total depreciation and amortization	$3,760	$4,046	$4,102

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 80

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

	Years Ended December 31,
	2025	2024	2023
Revenue by geographic location:
United States	2%	1%	2%
International	98%	99%	98%
Total revenue	100%	100%	100%

Product revenue by country:(1)
Saudi Arabia	28%	15%	15%
Qatar	12%	**	**
United Arab Emirates	**	21%	10%
Morocco	**	19%	**
India	**	11%	**
Algeria	**	**	18%
China	**	**	15%
Others(2)	60%	34%	42%
Total	100%	100%	100%

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
percentages by customer reflect specific relationships or contracts that would concentrate revenue for the periods presented and do not indicate a trend specific to any one customer.

		Years Ended December 31,
	Segment	2025	2024	2023
Customer A	Water	14%	**	**
Customer B	Water	12%	13%	**
Customer C	Water	**	11%	**
Customer D	Water	**	**	13%

**Zero or less than 10%.
Long-lived Assets
All of the Company’s long-lived assets were located in the United States at December 31, 2025 and 2024.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 81

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Major Supply Vendors
The following table presents the major supply vendors accounting for 10% or more of the Company’s consolidated supply and manufacturing costs purchases.

	Years Ended December 31,
	2025	2024	2023
Vendor A	13%	20%	19%
Vendor B	13%	**	**
Vendor C	**	22%	21%
Vendor D	**	**	13%

**Zero or less than 10%.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 82

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Stockholders’ Equity
Preferred Stock
The Company has the authority to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.  The Board of
Directors (the “Board”) has the authority, without action by the Company’s stockholders, to designate and issue shares of preferred stock in one or more series.  The Board is also authorized to designate the rights, preferences, and voting powers of each series of preferred stock, any or all of which may be greater than the rights of the common stock including restrictions of dividends on the common stock, dilution of the voting power of the common stock, reduction of the liquidation rights of the common stock, and delaying or preventing a change in control of the Company without further action by the Company’s stockholders.  To date, the Board has not designated any rights, preferences, or powers of any preferred stock, and as of December 31, 2025 and 2024, no shares of preferred stock were issued or outstanding.
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
Share Repurchase Programs
The Company’s Board, from time-to-time, has authorized share repurchase programs under which the Company may, at the discretion of management, repurchase its outstanding common stock in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws.  The timing and amounts of any purchase under the Company’s share repurchase programs is based on market conditions and other factors including price, regulatory requirements, and capital availability.  The
Company accounts for stock repurchases under these programs using the cost method.  As of December 31, 2025, the Company has repurchased 13,967,259 shares of its common stock at an aggregate cost of $166.1 million under all share repurchase programs.
November 2024 Authorization
On November 18, 2024, the Company announced that the Board authorized a share repurchase program under which the Company may repurchase its outstanding common stock, at the discretion of management, up to $50.0 million in aggregate cost, which included both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “November 2024
Authorization”).  On December 11, 2024, the Company concluded all share repurchases under the November 2024 Authorization. Under the
November 2024 Authorization, the Company repurchased 3,248,533 shares at an aggregate cost of $50.0 million.
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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 83

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the share repurchase activities under the February 2025 Authorization as of December 31, 2025.

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
acquired common stock and the fees charged in connection with acquiring the common stock (the “August 2025 Authorization”). The August
2025 Authorization will expire in May 2026. The Company began to purchase under the August 2025 Authorization in August 2025.
The following table presents the share repurchase activities under the August 2025 Authorization as of December 31, 2025.

	Number of Shares Purchased	Average Price Paid per Share(1)	Plan Activity
			(In millions)
August 2025 Authorization			25.0
Repurchases under August 2025 Authorization	386,566	$14.52	(5.6)
Remaining amount under August 2025 Authorization			$19.4

(1)Excluding commissions

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 84

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12 — Stock-based Compensation
Stock Option Plans
In July 2020, the stockholders approved the 2020 Incentive Plan (the “2020 Plan”), that permits the grant of stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARS”), restricted stock, restricted stock awards (“RSAs”), performance restricted stock units
(“PRSUs”), performance shares, and other stock-based awards to employees, officers, directors, and consultants.  Prior to the approval of the
2020 Plan, the Company maintained the 2016 Incentive Plan and the Amended and Restated 2008 Equity Incentive Plan (hereinafter referred to as the “Predecessor Plans”).  Subject to adjustments, as provided in the 2020 Plan, the number of shares of common stock initially authorized for issuance under the 2020 Plan was 5,894,727 shares (which consists of 4,500,000 new share awards plus
1,394,727 share awards that were authorized and unissued under the Predecessor Plans) plus up to 4,850,630 shares that were set aside for awards granted under the Predecessor Plans that are subsequently forfeited.  The 2020 Plan supersedes all previously issued stock incentive plans (including the Predecessor Plans) and is currently the only available plan from which awards may be granted.  The
Company’s 2020 Plan and Predecessor Plans are hereinafter referred to as “Equity Incentive Plans.”
Shares available for grant under the 2020 Plan at December 31, 2025 were 2,449,603 shares.  There were no shares available for grant under the Predecessor Plans after July 15, 2020.
Stock Options and Stock Appreciation Rights
Employee stock options and SARS outstanding at December 31, 2025 and to be granted subsequently to December 31, 2025, generally vest over four years and expire no more than 10 years after the date of grant.  Non-employee board of director grants generally vest one year after the date of grant or on the date of the annual stockholders’ meeting following the date of grant, whichever date occurs first, and expire no more than 10 years after the date of grant.
Restricted Stock Units
RSUs outstanding at, and to be awarded subsequently after, December 31, 2025, generally vest 25% annually over the four years from date of grant and are dependent upon continued employment.  Non-employee board of director grants generally vest one year after the date of grant or on the date of the annual stockholders’ meeting following the date of grant, whichever date occurs first.  As RSUs vest, the units will be settled in shares of common stock.  The units are valued based on the Company’s market price on the date of grant.
Performance Restricted Stock Units
On January 23, 2025, the Compensation Committee of the Board adopted a new form of PRSU award agreement under the 2020
Equity Incentive Plan (the “2020 Plan”), to among other things, define the terms of the performance metrics and performance period for such
PRSUs.
PRSUs outstanding as of December 31, 2025 generally vest over three years and are dependent upon continued employment and meeting certain cumulative revenue and cumulative adjusted EBITDA targets. Adjusted EBITDA is a non-GAAP financial measure that the
Company defines as net income which excludes i) depreciation and amortization; ii) stock-based compensation; iii) executive transition costs;
iv) restructuring charges; v) impairment of long-lived assets; vi) other income, net, such as interest income and other non-operating income
(expense), net; and vii) provision for income taxes. As PRSUs vest, the units will be settled in shares of common stock.  Depending on the results achieved during the performance period, the actual number of shares that a grantee will receive at the end of the performance period may range from 0% to 300% of the target PRSUs granted, provided that the grantee is continuously employed by the Company through the vesting date. The units are valued based on the Company’s market price on the date of grant. As of December 31, 2025, no expense has been recognized in relation to the PRSUs as the performance conditions are not considered probable.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 85

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

	Years Ended December 31,
	2025	2024	2023
(Shares in thousands)
Weighted average expected life (years)	4.2	4.0	9.1
Weighted average expected volatility	50.5%	49.0%	60.4%
Risk-free interest rate	3.50% – 4.13%	3.52% – 4.54%	3.87% – 3.87%
Weighted average dividend yield	—%	—%	—%
Stock options and SARS granted	144	721	14
Weighted average grant date fair value	$6.08	$6.36	$8.72
Restricted Stock Units
The fair value of RSUs granted to employees is based on the Company’s common stock price on the date of grant.
Performance Restricted Stock Units
The fair value of PRSUs granted to employees is based on the Company’s common stock price on the date of grant as the metric targets utilized to determine the vesting of these awards are all based upon achieving certain performance metrics.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 86

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Years Ended December 31,
	2025	2024	2023
Stock options, SARS, RSUs and PRSUs	6.4%	6.3%	6.4%
Stock-based Compensation Expense
The following table presents the stock-based compensation expense related to the fair value measurement of awards granted to employees by expense category and by type of award.  All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards.

	Years Ended December 31,
	2025	2024	2023
(In thousands)
Stock-based compensation expense charged to:
Cost of revenue	$543	$1,076	$719
General and administrative	3,307	4,013	3,661
Sales and marketing	2,859	3,489	2,333
Research and development	1,010	1,744	1,325
Total stock-based compensation expense	$7,719	$10,322	$8,038

Stock-based compensation expense by type of award:
Stock options and SARS	$1,502	$2,334	$1,985
RSUs	6,217	7,988	6,053
Total stock-based compensation expense	$7,719	$10,322	$8,038

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 87

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Option and Stock Appreciation Rights Activities
The following table presents stock option and SARS activities under the Equity Incentive Plans.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance, December 31, 2022	2,421	$11.02
Granted	14	22.13
Exercised	(511)	9.38		$5,619
Balance, December 31, 2023	1,924	11.54
Granted	721	15.02
Exercised	(767)	9.26		5,260
Forfeited	(270)	18.06
Balance, December 31, 2024	1,608	13.09
Granted	144	14.74
Exercised	(269)	8.93		1,664
Forfeited	(86)	15.49
Balance, December 31, 2025	1,397	$13.91	6.5	$1,758
Vested and exercisable as of December 31, 2025	839	$13.18	5.0	$1,671
Vested and exercisable as of December 31, 2025 and expected to vest thereafter	1,345	$13.87	6.4	$1,750

(1)The aggregate intrinsic value of an exercised option and SARS is calculated as the difference between the exercise price of the underlying option and
SARS and the fair value of the Company’s common stock at the time of exercise.  The aggregate intrinsic value at December 31, 2025 is calculated as the difference between the exercise price of the underlying outstanding options and SARS and the fair value of the Company’s common stock as of
December 31, 2025 or the last trading day prior to December 31, 2025.
Restricted Stock Unit Activities
The following table presents RSU activities under the Equity Incentive Plans.

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Balance, December 31, 2022	688	$15.51
Awarded	546	23.97
Vested	(294)	14.02
Forfeited	(21)	19.91
Balance, December 31, 2023	919	20.91
Awarded	751	14.85
Vested	(389)	18.79
Forfeited	(281)	20.70
Balance, December 31, 2024	1,000	17.24
Awarded	707	14.48
Vested	(367)	17.34
Forfeited	(277)	16.55
Balance, December 31, 2025	1,063	15.56

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 88

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Restricted Stock Unit Activities
The following table presents PRSU activities under the Equity Incentive Plans.

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Balance, December 31, 2024	—	$—
Awarded	305	14.69
Vested	—	—
Forfeited	(23)	15.05
Balance, December 31, 2025	281	14.66
Vested Equity Awards
The following table presents the total grant date fair value of equity awards vested during the period.

	Years Ended December 31,
	2025	2024	2023
(In thousands)
Stock options and SARs	$1,991	$857	$2,724
RSUs	6,365	7,298	4,112
PRSUs	—	—	—
Total grant date fair value of equity awards vested during the period	$8,356	$8,155	$6,836
Unamortized Stock-Based Compensation Costs
Stock-based compensation costs related to unvested equity awards will generally be amortized on a straight-line basis over the remaining average service period of each award.  The following table presents the unamortized compensation costs and weighted average service period of all unvested outstanding awards as of December 31, 2025.

	Unamortized Compensation Costs	Weighted Average Service Period
	(In thousands)	(In years)
Stock options and SARs	$2,922	2.0
RSUs	10,079	1.3
PRSUs	3,158	2.0
Total unamortized compensation costs, net of adjusted forfeitures	$16,159

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 89

ENERGY RECOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13 — Subsequent Events
On January 21, 2026, the Company amended the Credit Agreement with JPMC to extend the termination date from December 2026 to January 2031.
On February 25, 2026, the Company decided to wind down operations of the CO2 retail grocery business within its Emerging
Technologies segment due to a fundamental change in the outlook of the business. Recent discussions with OEM and end user customers have made it increasingly evident that scaled adoption would require significant time, investment, and risk. The Company believes this investment no longer meets capital allocation criteria and thus acted quickly in an effort to maximize shareholder value.
The Company expects to substantially complete the wind down by the end of the first quarter of the fiscal year ended December 31,
2026. The Company expects to incur approximately $4.5 million to $5.5 million in one-time costs associated with the wind down during the first quarter of 2026. One-time costs are expected to consist of $1.0 million to $2.0 million in cash severance as well as non-cash expenses, which are primarily related to a reserve against inventory, impairment of goodwill and other miscellaneous non-cash expenses.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 90

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting..
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in
Internal Control — Integrated Framework (2013).  Based on the assessment using those criteria, management concluded that, as of
December 31, 2025, our internal control over financial reporting was effective.
Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting
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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 91

Item 9B — Other Information
10b5-1 Plans
As set forth below, during the three months ended December 31, 2025, two officers (within the meaning of Rule 16a-1(f) under the
Securities Exchange Act of 1934, as amended) have adopted and no officers have terminated a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K). There has been no non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Name	Title	Date of Adoption or Termination (1)	Status (2)	Plan Type
Rodney Clemente	SVP, Water	December 4, 2025	Adoption	Rule 10b5-1 trading arrangement
Ram Ramanan	Chief Technology Officer	December 5, 2025	Adoption	Rule 10b5-1 trading arrangement

(1)Effective (a) date of adoption; or (b) date of termination, of registrant’s Rule 10b5-1 trading arrangement.
(2)Activity related to registrant’s Rule 10b5-1 trading arrangement.
Item 9C — Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 92

PART III
Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2026 Proxy Statement (“Proxy Statement”), no later than 120 days after the end of fiscal year 2025, and certain information included therein is incorporated herein by reference.
Item 10 — Directors, Executive Officers and Corporate Governance
The information required by this Item is included in and incorporated by reference from the Proxy Statement.
The information required by this Item regarding delinquent filers pursuant to Item 405 of Regulation S-K, if any, will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2026 Proxy Statement and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, executive officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is publicly available on our website at https://ir.energyrecovery.com/.  This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this Annual Report. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, or our directors and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.
Insider Trading Policy
We have adopted an Insider Trading Policy (the “Policy”), which outlines the trading policies and procedures governing the purchase, sale, and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards applicable to the company.  A copy of the Policy is filed as an exhibit to this Annual Report on Form 10-K.
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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 93

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
The following table sets forth equity compensation plan information as of December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, SARS, RSUs, PRSUs, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders (1)	2,740,758	$13.91	2,449,603
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

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

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 94

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
(c)Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, dated June 25, 2008, and Certificate of Amendment thereto, dated June 10, 2021.	10-Q	001-34112	3.1	8/6/2021
3.2	Amended and Restated Bylaws, effective as of April 14, 2021.	8-K	001-34112	3.1	4/16/2021
4.1	Description of Securities.	10-K	001-34112	4.1	2/24/2022
10.1*	Form of Indemnification Agreement between the Company and its directors and officers.	S-1/A	333-150007	10.1	5/12/2008
10.2*	Energy Recovery Inc. Amended and Restated 2008 Equity Incentive Plan.	DEF14A	001-34112	Appendix A	4/27/2012
10.3*	Energy Recovery, Inc. Change in Control Severance Plan dated March 5, 2012.	8-K	001-34112	10.1	3/9/2012
10.4*	Energy Recovery, Inc. Annual Incentive Plan effective as of January 1, 2016.	8-K	001-34112	10.1	3/2/2016
10.5*	Energy Recovery, Inc. 2016 Incentive Plan.	DEF14A	001-34112	Appendix A	4/27/2016
10.6*	Offer Letter to Mr. William Yeung, dated May 27, 2016.	8-K	001-34112	99.1	6/22/2016
10.7	Lease Agreement, dated as of April 2, 2018, by and between Energy Recovery, Inc. and D/C Doolittle Sub LLC.	8-K	001-34112	10.1	4/18/2018
10.8*	Offer Letter to Mr. Joshua Ballard, as Chief Financial Officer.	8-K	001-34112	2.2	8/15/2018
10.9*	Employment Agreement with Mr. Rodney Clemente.	8-K	001-34112	10.3	8/27/2018
10.10	Lease Agreement, dated as of January 10, 2019, by and between Energy Recovery, Inc. and FS Clay, LLC.	8-K	001-34112	10.1	1/16/2019
10.11	Lease Agreement, dated as of February 10, 2020, by and between Energy Recovery, Inc. and Prologis, L.P.	10-Q	001-34112	10.1	5/1/2020

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 95

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.13*	Energy Recovery, Inc. 2020 Incentive Plan and Forms of Award Agreements.	10-K	001-34112	10.13	2/21/2024
10.14	Energy Recovery, Inc. Severance Plan dated as of February 5, 2021	8-K	001-34112	10.1	2/10/2021
10.15	Credit Agreement by and between Energy Recovery, Inc. as Borrower, and JPMorgan Chase Bank N.A. as Lender dated December 22, 2022.	8-K	001-34112	10.1	1/6/2022
10.16	First Amendment to the Credit Agreement by and between Energy Recovery, Inc. as Borrower, and JPMorgan Chase Bank N.A. as Lender dated July 15, 2022.	10-Q	001-34112	10.1	8/3/2022
10.17	Second Amendment to the Credit Agreement by and between Energy Recovery, Inc. as Borrower, and JPMorgan Chase Bank N.A. as Lender dated September 30, 2023.	10-Q	001-34112	10.1	11/1/2023
10.18*	Offer Letter to Mr. David W. Moon, as President and Chief Executive Officer.	8-K/A	001-34112	10.1	1/31/2024
10.19*	Offer Letter to Mr. Michael Mancini, as Chief Financial Officer.	8-K	001-34112	10.1	7/31/2024
10.20*	Energy Recovery, Inc. 2020 Incentive Plan Performance Restricted Stock Unit Grant Notice and Agreement.	10-K	001-34112	10.20	2/26/2025
10.21*	Offer of Employment by and between Energy Recovery, Inc. and Ram Ramanan as Chief Technology Officer	10-Q	001-34112	10.1	5/7/2025
10.22*	Professional Services Agreement by and between Energy Recovery, Inc. and Farshad Ghasripoor	10-Q	001-34112	10.2	5/7/2025
14.1	Code of Ethics of Energy Recovery, Inc. Additional Conduct and Ethics Policies for the Chief Executive Officer and Senior Financial Officers.	10-K	001-34112	14.1	3/27/2009
19.1	Energy Recovery, Inc. Insider Trading Policy dated November 4, 2020.					X
21.1	List of subsidiaries of the Company.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Energy Recovery, Inc. Compensation Recovery (“Clawback”) Policy dated July 25, 2023.	10-K	001-34112	97.1	2/21/2024
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.					X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.					X

*Indicates management compensatory plan, contract or arrangement.
**The certifications furnished in Exhibits 32.1 are deemed to accompany this Form 10-K and are not deemed “filed” for purposes of Section 18 of the
Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities
Act or the Exchange Act.
Item 16 — Form 10-K Summary
None.

Energy Recovery, Inc. | 2025 Annual Report (Form 10-K) | 96

    SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this
Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 25th day of February, 2026.

ENERGY RECOVERY, INC.

/s/ DAVID W. MOON
David W. Moon
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. MOON	Director, and President and Chief Executive Officer	February 25, 2026
David W. Moon	(Principal Executive Officer)

/s/ MICHAEL S. MANCINI	Chief Financial Officer	February 25, 2026
Michael S. Mancini	(Principal Financial Officer)

/s/ PAMELA TONDREAU	Chairperson of the Board, Director	February 25, 2026
Pamela Tondreau

/s/ ALEXANDER J. BUEHLER	Director	February 25, 2026
Alexander J. Buehler

/s/ JOAN K. CHOW	Director	February 25, 2026
Joan K. Chow

/s/ ARVE HANSTVEIT	Director	February 25, 2026
Arve Hanstveit

/s/ COLIN R. SABOL	Director	February 25, 2026
Colin R. Sabol