Form 10-Q
period 2026-03-31
Energy Recovery, Inc.
filed 2026-05-06
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Large accelerated filer  ☑Accelerated filer  ☐Non-accelerated filer  ☐Smaller reporting company  ☐Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of April 30, 2026, there were 51,545,259 shares of the registrant’s common stock outstanding.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q)

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | FLS 1

Forward-Looking Information
This Quarterly Report on Form 10-Q for the three months ended March 31, 2026, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”), contains forward-looking statements within the “safe harbor”
provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.
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
You should not place undue reliance on these forward-looking statements.  These forward-looking statements reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q.  All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part II, Item 1A, “Risk Factors,” and are based on information available to us as of May 6, 2026.  We assume no obligation to update any such forward-looking statements.  Certain risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements.  These forward-looking statements are disclosed from time to time in our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), as well as in Part II, Item 1A, “Risk Factors,” within this Quarterly Report on Form 10-Q.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | FLS 2

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

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 1

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$50,116	$48,076
Short-term investments	36,035	27,173
Accounts receivable, net	38,941	76,639
Inventories, net	30,886	24,260
Prepaid expenses and other assets	5,084	5,063
Total current assets	161,062	181,211
Long-term investments	5,991	8,034
Deferred tax assets, net	10,115	8,267
Property and equipment, net	12,761	12,934
Operating lease, right of use asset	7,194	7,701
Goodwill	11,128	12,790
Other assets, non-current	737	577
Total assets	$208,988	$231,514
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,790	$2,114
Accrued expenses and other liabilities	10,890	11,670
Lease liabilities	2,591	2,531
Contract liabilities	1,080	1,039
Total current liabilities	17,351	17,354
Lease liabilities, non-current	6,254	6,898
Other liabilities, non-current	1,098	1,070
Total liabilities	24,703	25,322
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	67	67
Additional paid-in capital	245,663	244,397
Accumulated other comprehensive loss	(285)	(94)
Treasury stock	(177,577)	(166,846)
Retained earnings	116,417	128,668
Total stockholders’ equity	184,285	206,192
Total liabilities and stockholders’ equity	$208,988	$231,514
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 2
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Revenue	$9,706	$8,065
Cost of revenue	5,372	3,607
Restructuring - inventory reserve	1,632	—
Gross profit	2,702	4,458

Operating expenses:
General and administrative	6,455	8,574
Sales and marketing	5,119	4,906
Research and development	2,789	3,001
Restructuring charges	1,536	539
Impairment of goodwill	1,662	—
Total operating expenses	17,561	17,020
Loss from operations	(14,859)	(12,562)

Other income:
Interest income	725	1,073
Other non-operating income, net	108	6
Total other income, net	833	1,079
Loss before income taxes	(14,026)	(11,483)
Benefit from income taxes	(1,775)	(1,603)
Net loss	$(12,251)	$(9,880)

Net loss per share:
Basic and diluted	$ (0.23)	$ (0.18)

Number of shares used in per share calculations:
Basic and diluted	52,660	54,902
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 3
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net loss	$(12,251)	$(9,880)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(123)	(16)
Unrealized loss on investments	(68)	(7)
Total other comprehensive loss, net of tax	(191)	(23)
Comprehensive loss	$(12,442)	$(9,903)
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 4
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2026	2025
(In thousands, except shares)
Common stock
Beginning balance	$67	$66
Issuance of common stock	—	1
Ending balance	67	67

Additional paid-in capital
Beginning balance	244,397	235,010
Issuance of common stock	—	1,091
Shares held for tax withholdings	(682)	(476)
Stock-based compensation	1,948	1,925
Ending balance	245,663	237,550

Accumulated other comprehensive (loss) income
Beginning balance	(94)	98
Other comprehensive loss
Foreign currency translation adjustments	(123)	(16)
Unrealized loss on investments	(68)	(7)
Total other comprehensive loss, net	(191)	(23)
Ending balance	(285)	75

Treasury stock
Beginning balance	(166,846)	(130,870)
Common stock repurchased	(10,731)	(4,535)
Ending balance	(177,577)	(135,405)

Retained earnings
Beginning balance	128,668	105,706
Net loss	(12,251)	(9,880)
Ending balance	116,417	95,826

Total stockholders’ equity	$184,285	$198,113

Common stock issued (shares)
Beginning balance	66,774,081	66,182,906
Issuance of common stock	236,340	350,146
Ending balance	67,010,421	66,533,052

Treasury stock (shares)
Beginning balance	13,967,259	11,397,045
Common stock repurchased	960,303	279,295
Ending balance	14,927,562	11,676,340

Total common stock outstanding (shares)
Beginning Balance	52,806,822	54,785,861
Issuance of common stock	236,340	350,146
Common stock repurchased	(960,303)	(279,295)
Ending Balance	52,082,859	54,856,712
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 5
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net loss	$(12,251)	$(9,880)
Adjustments to reconcile net loss to cash provided by operating activities
Stock-based compensation	1,963	1,963
Depreciation and amortization	978	962
Accretion (amortization) of discounts (premiums) on investments	(82)	(231)
Deferred income taxes	(1,848)	(1,641)
Impairment of long-lived assets	—	353
Impairment of goodwill	1,662	—
Restructuring - inventory reserve	1,632	—
Other non-cash adjustments	(36)	21
Changes in operating assets and liabilities:
Accounts receivable, net	37,698	31,677
Contract assets	(54)	378
Inventories, net	(8,400)	(7,645)
Prepaid and other assets	38	(37)
Accounts payable	561	176
Accrued expenses and other liabilities	(865)	(6,248)
Contract liabilities	41	830
Net cash provided by operating activities	21,037	10,678

Cash flows from investing activities:
Maturities of marketable securities	10,950	27,224
Purchases of marketable securities	(17,755)	(14,369)
Capital expenditures	(814)	(191)
Proceeds from sales of fixed assets	13	10
Net cash (used in) provided by investing activities	(7,606)	12,674

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	1,092
Tax payment for employee shares withheld	(682)	(476)
Repurchase of common stock	(10,660)	(4,490)
Payment of excise tax associated with repurchase of common stock	(34)	—
Net cash used in financing activities	(11,376)	(3,874)

Effect of exchange rate differences on cash and cash equivalents	(15)	33
Net change in cash, cash equivalents and restricted cash	2,040	19,511
Cash, cash equivalents and restricted cash, beginning of year	48,076	29,757
Cash, cash equivalents and restricted cash, end of period	$50,116	$49,268
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 6

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
The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the
Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2025 Condensed Consolidated Balance Sheet was derived from audited financial statements and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading.
The March 31, 2026 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited
Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2025 included in the Company’s Annual
Report on Form 10-K filed with the SEC on February 25, 2026 (the “2025 Annual Report”).
The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Reclassifications
Certain prior period amounts have been reclassified in certain notes to the Condensed Consolidated Financial Statements to conform to the current period presentation.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 7

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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 6, 2026, the date of issuance of this Quarterly Report on Form 10-Q.  These estimates may change, as new events occur and additional information is obtained.  Actual results could differ materially from these estimates under different assumptions or conditions.  The Company undertakes no obligation to publicly update these estimates for any reason after the date of this Quarterly Report on Form 10-Q, except as required by law.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies in Note 1, “Description of Business and
Significant Accounting Policies - Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in Item 8,
“Financial Statements and Supplementary Data,” of the 2025 Annual Report.
Recently Adopted Accounting Pronouncement
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-05, Measurement of
Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”).  ASU 2025-05 provides a practical expedient for measuring expected credit losses on current accounts receivables and contract assets by assuming that conditions at the balance sheet date remain unchanged over the life of the asset. The Company adopted ASU 2025-05 on January 1, 2026 and the adoption did not have a material impact on results of operations, cash flows, or financial condition.
Recently Issued Accounting Pronouncements Not Yet Adopted
There have been no issued accounting pronouncements that have not yet been adopted during the three months ended March 31,
2026 that apply to the Company other than the pronouncements disclosed in Note 1, “Description of Business and Significant Accounting
Policies - Recently Issued Accounting Pronouncements Not Yet Adopted,” of the Notes to Consolidated Financial Statements included in Item
8, “Financial Statements and Supplementary Data,” of the 2025 Annual Report.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 8

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

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Desalination	Wastewater	Emerging Technologies	Total	Desalination	Wastewater	Emerging Technologies	Total
(In thousands)
Geographical market
Middle East	$2,506	$—	$77	$2,583	$2,014	$—	$1	$2,015
Africa	196	—	—	196	866	—	—	$866
Other	6,205	601	121	6,927	4,879	305	—	$5,184
Total revenue	$8,907	$601	$198	$9,706	$7,759	$305	$1	$8,065

Channel
Original equipment manufacturer	$5,866	$601	$121	$6,588	$3,813	$188	$—	$4,001
Aftermarket	2,677	—	77	2,754	3,910	117	1	$4,028
Megaproject	364	—	—	364	36	—	—	$36
Total revenue	$8,907	$601	$198	$9,706	$7,759	$305	$1	$8,065
Contract Balances
The following table presents contract balances by category.

	March 31, 2026	December 31, 2025
	(In thousands)
Accounts receivable, net	$38,941	$76,639
Contract assets, current (included in prepaid expenses and other assets)	$1,701	$1,647

Contract liabilities:
Contract liabilities, current	$1,080	$1,039
Total contract liabilities	$1,080	$1,039
Contract Liabilities
The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance.  The following table presents the change in contract liability balances during the reported periods.

	March 31, 2026	December 31, 2025
(In thousands)
Contract liabilities, beginning of year	$1,039	$571
Revenue recognized	(462)	(297)
Cash received, excluding amounts recognized as revenue during the period	503	765
Contract liabilities, end of period	$1,080	$1,039

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 9

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Remaining Performance Obligations
As of March 31, 2026, the following table presents the revenue that is expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied.

Period	Remaining Performance Obligations
(In thousands)
2026 (remaining nine months)	$10,461
2027	6,587
Total	$17,048

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 10

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Loss Per Share
Net loss for the reported period is divided by the weighted average number of basic and diluted common shares outstanding during the reported period to calculate the basic and diluted loss per share, respectively.  Outstanding stock options to purchase common shares, unvested restricted stock units (“RSUs”), and unvested performance restricted stock units (“PRSUs”) are collectively referred to as “equity awards.”
•Basic loss per share is computed using the weighted average number of common shares outstanding during the period.
•Diluted loss per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period, using the treasury stock method.  Any anti-dilutive effect of equity awards outstanding is not included in the computation of diluted loss per share.
The following table presents the computation of basic and diluted loss per share.

	Three Months Ended March 31,
	2026	2025
(In thousands, except per share amounts)
Numerator
Net loss	$(12,251)	$(9,880)

Denominator (weighted average shares)
Basic and dilutive common shares outstanding	52,660	54,902
Diluted common shares outstanding	52,660	54,902

Loss Per Share
Basic and dilutive	$ (0.23)	$ (0.18)
The following table presents the equity awards that are excluded from diluted loss per share because (i) their effect would have been anti-dilutive, or (ii) the equity awards were contingent upon conditions for issuance which were not satisfied as of March 31, 2026.

	Three Months Ended March 31,
	2026	2025
(In thousands)
Anti-dilutive equity award shares	3,305	2,806

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 11

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — Other Financial Information
Cash, Cash Equivalents and Restricted Cash
The Condensed Consolidated Statements of Cash Flows explain the changes in the total of cash, cash equivalents and restricted cash.  The following table presents a reconciliation of cash, cash equivalents and restricted cash, such as cash amounts deposited in restricted cash accounts in connection with the Company’s credit cards, reported for each period within the Condensed Consolidated Balance
Sheets and the Condensed Consolidated Statements of Cash Flows that sum to the total of such amounts.

	March 31, 2026	December 31, 2025	March 31, 2025
	(In thousands)
Cash and cash equivalents	$50,116	$48,076	$49,137
Restricted cash, non-current (included in other assets, non-current)	—	—	131
Total cash, cash equivalents and restricted cash	$50,116	$48,076	$49,268
Inventories, net
Inventory amounts are stated at the lower of cost or net realizable value, using the first-in, first-out method.

	March 31, 2026	December 31, 2025
	(In thousands)
Raw materials	$9,688	$8,289
Work in process	6,879	6,270
Finished goods	17,035	10,768
Inventories, gross	33,602	25,327
Valuation adjustments for excess and obsolete inventory	(2,716)	(1,067)
Inventories, net	$30,886	$24,260
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
In February 2026, the Company wound down operations of the CO2 retail grocery business within its Emerging Technologies segment due to a fundamental change in the outlook of the business. The Company considered the wind down to be an indicator of impairment and performed a quantitative impairment test using the discounted cash flow approach and market approach. Based on the results of the analysis, the Company determined that the carrying value of the reporting unit exceeded its fair value and recorded an impairment charge of $1.7 million during the three months ended March 31, 2026.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 12

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Expenses and Other Liabilities

	March 31, 2026	December 31, 2025
	(In thousands)
Accrued expenses and other liabilities, current
Payroll, benefits, incentives and commissions payable	$5,033	$6,683
Warranty reserve	189	205
Restructuring accrual	961	—
Income taxes payable	2,382	2,401
Other accrued expenses and other liabilities	2,325	2,381
Total accrued expenses and other liabilities	10,890	11,670

Other liabilities, non-current	1,098	1,070
Total accrued expenses, and current and non-current other liabilities	$11,988	$12,740
Restructuring
2024 Restructuring Plan
During the fourth quarter of fiscal year 2024, the Company implemented a restructuring plan which included reductions primarily within the G&A function, in order to lower the Company’s operating cost structure, and to position the Company for profitable growth.  The Company recorded a restructuring charge of approximately $2.8 million in total, of which $0.5 million was recorded during the three months ended
March 31, 2025. The total restructuring charge recorded relates to severance and benefits, including reemployment assistance, for
38 terminated employees, which was approximately 15% of the Company’s workforce.  The restructuring plan was complete as of December
31, 2025.  All expenses associated with the Company’s restructuring plan are included in “Restructuring charges” in the Condensed
Consolidated Statements of Operations.
2026 Restructuring Plan
During the first quarter of fiscal year 2026, the Company wound down operations of the CO2 retail grocery business within its
Emerging Technologies segment due to a fundamental change in the outlook of the business. The Company recorded a restructuring charge of approximately $1.5 million during the three months ended March 31, 2026. The restructuring charge recorded relates to severance and benefits, including reemployment assistance, for 23 terminated employees. In addition, the Company incurred other related charges associated with the wind down of the CO2 retail grocery business, including excess and obsolescence reserves taken on CO2 inventory of approximately $1.6 million and impairment of goodwill of approximately $1.7 million, which are included in “Restructuring - inventory reserve”
and “Impairment of goodwill” in the Condensed Consolidated Statements of Operations, respectively. Refer to section Goodwill within this footnote for additional information. The restructuring plan was substantially complete by the end of the first quarter of fiscal year 2026 and the
Company does not expect to incur significant additional expenses related to the restructuring.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 13

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the change in the Company’s restructuring accrual balances, which is included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets, during the three months ended March 31, 2026:

Severance and Benefits
(In thousands)
Balance, as of December 31, 2024	$2,476
Restructuring provision, net of adjustments	313
Cash paid	(2,789)
Balance, as of December 31, 2025	$—
Restructuring provision	1,536
Cash paid	(575)
Balance, as of March 31, 2026	$961

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 14

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Investments and Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the Company’s financial assets measured on a recurring basis by contractual maturity, including pricing category, amortized cost and fair value. Gross unrealized gains and losses were not material for the periods presented.  As of March 31,
2026 and December 31, 2025, the Company had no financial liabilities and no Level 3 financial assets.

		March 31, 2026		December 31, 2025
	Pricing Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$17,892	$17,892	$11,225	$11,225
U.S. treasury securities	Level 2	—	—	12,952	12,955
Total cash equivalents		17,892	17,892	24,177	24,180

Short-term investments
U.S. treasury securities	Level 2	26,535	26,539	13,618	13,640
Corporate notes and bonds	Level 2	9,507	9,496	13,505	13,533
Total short-term investments		36,042	36,035	27,123	27,173

Long-term investments
U.S. treasury securities	Level 2	955	957	1,959	1,971
Corporate notes and bonds	Level 2	5,026	5,034	6,038	6,063
Total long-term investments		5,981	5,991	7,997	8,034
Total short and long-term investments		42,023	42,026	35,120	35,207
Total		$59,915	$59,918	$59,297	$59,387

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 15

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — Lines of Credit
Credit Agreement
The Company entered into a credit agreement with JPMorgan Chase Bank, N.A. on December 22, 2021 (as amended, the “Credit
Agreement”). The Credit Agreement was amended on January 21, 2026 to extend the expiration date from December 21, 2026 to
January 21, 2031. The Credit Agreement provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit (“LCs”) component.
Under the Credit Agreement, as of March 31, 2026, there were no revolving loans outstanding.  In addition, under the LCs component, as of March 31, 2026 and December 31, 2025, the Company utilized $20.4 million of the maximum allowable credit line of
$30.0 million, which includes newly issued LCs and previously issued and unexpired stand-by letters of credit (“SBLCs”).

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 16

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Commitments and Contingencies
Sublease
On March 10, 2025, the Company entered into an agreement to sublease its Katy, Texas operating lease. The sublease commenced on March 10, 2025 and will expire on December 31, 2029. The sublease is classified as an operating lease and has a remaining lease term of 3.8 years as of March 31, 2026. Sublease income was immaterial during the three months ended March 31, 2026 and 2025, and is recorded as a reduction of lease expense in general and administrative within the Company’s Condensed Consolidated Statements of
Operations.
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
The Company calculated the impairment charge by comparing the carrying value of the Katy, Texas operating lease to its fair value, which was calculated based on the net discounted cash flows associated with the sublease. The Company recorded a total impairment charge of $0.4 million during the three months ended March 31, 2025, of which $0.2 million and $0.2 million was recorded against the right-
of-use asset and the associated leasehold improvements, respectively. The allocation of the impairment charge was based on the relative carrying value of the assets. The impairment charge was recorded in general and administrative within the Company’s Condensed
Consolidated Statements of Operations.
Litigation
From time-to-time, the Company has been named in and subject to various proceedings and claims in connection with its business.
The Company may in the future become involved in litigation in the ordinary course of business, including litigation that could be material to its business.  The Company considers all claims, if any, on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable.  Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements.  The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  As of March 31, 2026, the Company was not involved in any lawsuits, legal proceedings or claims that would have a material effect on the Company’s financial position, results of operations, or cash flows.  Therefore, there were no material losses which were probable or reasonably estimable and accordingly, the Company did not record a provision for litigation as of March 31, 2026 and December 31, 2025.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 17

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Income Taxes

	Three Months Ended March 31,
	2026	2025
(In thousands, except percentages)
Benefit from income taxes	$(1,775)	$(1,603)
Discrete items	(132)	52
Benefit from income taxes, excluding discrete items	$(1,907)	$(1,551)
Effective tax rate	12.7%	14.0%
Effective tax rate, excluding discrete items	13.6%	13.5%
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
For the three months ended March 31, 2026, the recognized benefit from income taxes resulted from the tax projection based on the full year forecasted profit and included benefits related to the U.S. federal foreign income and foreign-derived deduction eligible income (“FDDEI”) federal research and development (“R&D”) tax credit, reduced by certain permanent differences, such as non-deductible stock-based compensation.
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
The effective tax rate excluding discrete items for the three months ended March 31, 2026, as compared to the prior year, differed primarily due to lower projected federal R&D tax credits, increased non-deductible officer stock-based compensation, largely offset by projected higher U.S. FDDEI benefits.
On July 4, 2025, the One Big Beautiful Bill (“OBBBA”) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. During the three months ended March 31, 2026, the Company recorded its best estimate of the impact of the OBBBA on the income tax provision. The Company will continue to evaluate the elections available within the OBBBA, which may impact the timing of permanent and temporary differences within the Company’s tax provision.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 18

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
During the three months ended March 31, 2026, the Company changed the composition of its reportable segments to better reflect how the CODM manages the business. As a part of this change, the Water segment was separated into two segments, the Desalination segment and the Wastewater segment, as both met the criteria of a reportable segment. Prior periods have been recast to conform to the current year presentation. The recast of prior year information had no impact on the Company’s Condensed Consolidated Balance Sheets,
Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss or Condensed
Consolidated Statements of Cash Flows.
Segment Definition
Income and type of expense activities that are included in the Desalination, Wastewater and Emerging Technologies segments and corporate operating expenses are as follows:
Desalination segment:  The continued development, sales and support of the PX, hydraulic turbochargers and pumps used in seawater desalination treatment facilities.
Wastewater segment: The continued development, sales and support of the PX, hydraulic turbochargers and pumps used in wastewater treatment facilities.
Emerging Technologies segment:  The continued development, sales and support of activities related to emerging technologies, such as the PX G1300 used in industrial and commercial refrigeration applications. In February 2026, the
Company wound down operations of the CO2 retail grocery business within its Emerging Technologies segment due to a fundamental change in the outlook of the business. As of the first quarter of fiscal year 2026, the Company has substantially completed the wind down of the business.
Corporate operating expenses:  The corporate expenses include certain unallocated expenses outside of the operating segments, such as audit and accounting services, legal services, board of director fees and expenses, human resources activities, information systems activities and other separately managed general expenses not related to the identified segments.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 19

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of the Company’s financial information by segment, including significant segment expenses, and corporate operating expenses.

	Three Months Ended March 31, 2026					Three Months Ended March 31, 2025
	Desalination	Wastewater	Emerging Technologies	Corporate	Total	Desalination	Wastewater	Emerging Technologies	Corporate	Total
(In thousands)
Revenue	$8,907	$601	$198	$—	$9,706	$7,759	$305	$1	$—	$8,065
Cost of revenue	4,942	370	60	—	5,372	3,382	179	46	—	3,607
Restructuring - inventory reserve	—	—	1,632	—	1,632	—	—	—	—	—
Gross profit (loss)	3,965	231	(1,494)	—	2,702	4,377	126	(45)	—	4,458

Operating expenses
General and administrative	756	981	348	4,370	6,455	845	728	755	6,246	8,574
Sales and marketing	2,485	1,163	858	613	5,119	2,108	1,037	1,270	491	4,906
Research and development	1,616	136	1,037	—	2,789	849	329	1,823	—	3,001
Restructuring charges	335	18	1,140	43	1,536	107	103	123	206	539
Impairment of goodwill	—	—	1,662	—	1,662	—	—	—	—	—
Total operating expenses	5,192	2,298	5,045	5,026	17,561	3,909	2,197	3,971	6,943	17,020
Operating income (loss)	$(1,227)	$(2,067)	$(6,539)	$(5,026)	$(14,859)	$468	$(2,071)	$(4,016)	$(6,943)	$(12,562)

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 20

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 — Concentrations
Revenue by Country
The following table presents the Company’s product revenue by country.

	Three Months Ended March 31,
	2026	2025
Product revenue by country:(1)
Cyprus	12%	**
Egypt	12%	**
India	**	18%
Others(2)	76%	82%
Total	100%	100%

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
percentages by customer reflect specific relationships or contracts that would concentrate revenue for the periods presented and do not indicate a trend specific to any one customer.

		Three Months Ended March 31,
	Segment	2026	2025
Customer A	Desalination	13%	**
Customer B	Desalination	**	12%

**Zero or less than 10%.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 21

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 — Stockholders’ Equity
Share Repurchase Programs
The Company’s Board, from time-to-time, has authorized share repurchase programs under which the Company may, at the discretion of management, repurchase its outstanding common stock in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws.  The timing and amounts of any purchase under the Company’s share repurchase programs is based on market conditions and other factors including price, regulatory requirements, and capital availability.  The
Company accounts for stock repurchases under these programs using the cost method.  As of March 31, 2026, the Company has repurchased 14,927,562 shares of its common stock at an aggregate cost of $176.8 million under all share repurchase programs.
February 2025 Authorization
On February 26, 2025, the Company announced that the Board authorized a share repurchase program under which the Company may repurchase its outstanding common stock, at the discretion of management, for up to $30.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “February 2025
Authorization”). On August 19, 2025, the Company concluded all share repurchases under the February 2025 Authorization. Under the
February 2025 Authorization, the Company repurchased 2,183,648 shares at an aggregate cost of $30.0 million.
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
The following table presents the share repurchase activities under the August 2025 Authorization as of March 31, 2026.

	Number of Shares Purchased	Average Price Paid per Share(1)	Plan Activity
			(In millions)
August 2025 Authorization			25.0
Repurchases under August 2025 Authorization	1,346,869	$12.07	(16.3)
Remaining amount under August 2025 Authorization			$8.7

(1)Excluding commissions
May 2026 Authorization
On May 6, 2026, the Company announced that the Board authorized a share repurchase program under which the Company may repurchase its outstanding common stock, at the discretion of management, for up to $25.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “May 2026
Authorization”). The May 2026 Authorization will expire in April 2027. The Company expects to begin purchasing under the May 2026
Authorization in May 2026.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 22

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
The original product application of our technology, the PX® Pressure Exchanger® (“PX”) energy recovery device, was a major contributor to the advancement of seawater reverse osmosis desalination (“SWRO”), significantly lowering the energy intensity and cost of water production globally from SWRO.  Our pressure exchanger technology is being applied to the wastewater filtration market, such as battery manufacturers, mining operations, municipalities, and other manufacturing plants that discharge wastewater with significant levels of metals and pollutants.
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
Segments
Our reportable operating segments consist of the desalination, wastewater and emerging technologies segments.  These segments are based on the industries in which the technology solutions are sold, the type of energy recovery device or other technology sold and the related solution and service or, in the case of emerging technologies, where revenues from new and/or potential devices utilizing our pressure exchanger technology can be brought to market.  Other factors for determining the reportable operating segments include the manner in which our Chief Operating Decision Maker (“CODM”), our President and Chief Executive Officer, evaluates our performance combined with the nature of the individual business activities.  In addition, our corporate operating expenses include expenditures in support of the desalination, wastewater and emerging technologies segments.  We continue to monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
During the three months ended March 31, 2026, we changed the composition of our reportable segments to better reflect how the
CODM manages the business. As a part of this change, the Water segment was separated into two segments, the Desalination segment and the Wastewater segment. Prior periods have been recast to conform to the current year presentation.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 23

Results of Operations
A discussion regarding our financial condition and results of operations for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, is presented below.
Revenue
As a significant portion of our revenue is derived from large project contract deliveries that are up to 36 months from contract date, variability in revenue from quarter to quarter is typical, therefore year-on-year comparisons are not necessarily indicative of the trend for the full year due to these variations.  There is no specific seasonality in our revenues to highlight.
Revenue by Channel Customers

	Three Months Ended March 31,
	2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue	Change
	(In thousands, except percentages)
Original equipment manufacturer	$6,588	68%	$4,001	50%	$2,587	65%
Aftermarket	2,754	28%	4,028	50%	(1,274)	(32%)
Megaproject	364	4%	36	—%	328	911%
Total revenue	$9,706	100%	$8,065	100%	$1,641	20%
Revenue Attributable to Primary Geographical Markets by Segments

	Three Months Ended March 31,
	2026				2025
	Desalination	Wastewater	Emerging Technologies	Total	Desalination	Wastewater	Emerging Technologies	Total
	(In thousands)
Middle East	$2,506	$—	$77	$2,583	$2,014	$—	$1	$2,015
Africa	196	—	—	196	866	—	—	866
Other	6,205	601	121	6,927	4,879	305	—	5,184
Total revenue	$8,907	$601	$198	$9,706	$7,759	$305	$1	$8,065
Three months ended March 31, 2026, as compared to the three months ended March 31, 2025
The increase in original equipment manufacturer revenue of $2.6 million was due primarily to:
•Desalination: The increase in revenue of $2.1 million was due primarily to higher shipments of products to the Europe market and the Middle East market, partially offset by lower shipments of products to the Africa market.
•Wastewater: The increase in revenue of $0.4 million was due primarily to higher shipments of products to the Asia market.
•Emerging Tech: The increase in revenue of $0.1 million was due primarily to higher shipments of products to the Americas market.
The decrease in aftermarket revenue of $1.3 million was primarily due to lower shipments to the Asia and Middle East markets.
The increase in megaproject revenue of $0.3 million was due primarily to higher shipments to the Middle East market.
Concentration of Revenue
See Note 10, “Concentrations,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements
(unaudited),” of this Quarterly Report on Form 10-Q (the “Notes”) for further discussion regarding our concentration of revenue.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 24

Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue.  Cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, and depreciation expense.

	Three Months Ended March 31,
	2026	2025	Change
(In thousands, except percentage and basis point)
Gross profit	$2,702	$4,458	$(1,756)
Gross margin	27.8%	55.3%	(2,750) bps
The decrease in gross profit and gross margin for the three months ended March 31, 2026, as compared to the prior year, was due primarily to $1.6 million of restructuring charges booked to inventory associated with the wind down of the CO2 retail grocery business, as well as increased costs related to product and channel mix, pricing, tariffs, and indirect manufacturing costs during the three months ended
March 31, 2026.
Operating Expenses
The total material changes of general and administrative (“G&A”), sales and marketing (“S&M”) and R&D operating expenses for the three months ended March 31, 2026, as compared to the comparable period in the prior year, are discussed within the following overall operating expenditures, and the segment and corporate operating expenses discussions below.

	Three Months Ended March 31,
	2026					2025
	Desalination	Wastewater	Emerging Technologies	Corporate	Total	Desalination	Wastewater	Emerging Technologies	Corporate	Total
	(In thousands)
General and administrative	$756	$981	$348	$4,370	$6,455	$845	$728	$755	$6,246	$8,574
Sales and marketing	2,485	1,163	858	613	5,119	2,108	1,037	1,270	491	4,906
Research and development	1,616	136	1,037	—	2,789	849	329	1,823	—	3,001
Restructuring charges	335	18	1,140	43	1,536	107	103	123	206	539
Impairment of goodwill	—	—	1,662	—	1,662	—	—	—	—	—
Total operating expenses	$5,192	$2,298	$5,045	$5,026	$17,561	$3,909	$2,197	$3,971	$6,943	$17,020
Three months ended March 31, 2026, as compared to the three months ended March 31, 2025
Overall Operating Expenditures.  Overall operating expenditures increased by $0.5 million, or 3.2%. This increase was due primarily to impairment of goodwill and restructuring charges incurred as part of the wind down of the CO2 retail grocery business, partially offset by a decrease in employee costs, as well as consulting costs and impairment costs associated with the sublease of the Katy, Texas lease incurred during the three months ended March 31, 2025.
Desalination Segment. Desalination segment related operating expenses increased by $1.3 million, or 32.8%.  This increase was due primarily to higher employee costs, including stock-based compensation costs, and higher restructuring charges.
Wastewater Segment. Wastewater segment related operating expenses increased by $0.1 million, or 4.6%. This increase was due primarily to higher consulting costs, partially offset by lower employee costs.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 25

Emerging Technologies Segment. Emerging Technologies segment related operating expenses increased by $1.1 million, or 27.0%.
This increase was due primarily to impairment of goodwill and restructuring charges incurred as part of the wind down of the CO2 retail grocery business, partially offset by lower employee costs, including stock-based compensation costs.
Corporate Operating Expenses.  Corporate operating expenses decreased by $1.9 million, or (27.6%).  This decrease was primarily due to lower employee costs, consulting costs and impairment costs associated with the sublease of the Katy, Texas lease incurred during the three months ended March 31, 2025.
Restructuring Charges. During the first quarter of fiscal year 2026, we wound down operations of the CO2 retail grocery business within our Emerging Technologies segment due to a fundamental change in the outlook of the business. We recorded a restructuring charge of approximately $1.5 million during the three months ended March 31, 2026. The total restructuring charge recorded relates to severance and benefits, including reemployment assistance, for 23 terminated employees.  In addition to the restructuring charges, the Company incurred other related charges associated with the wind down of the CO2 retail grocery business, including excess and obsolescence reserves taken on CO2 inventory of approximately $1.6 million and impairment of goodwill of approximately $1.7 million, which are included in
“Restructuring - inventory reserve” and “Impairment of goodwill” in the Condensed Consolidated Statements of Operations, respectively.
The restructuring plan was substantially complete by the end of the first quarter of fiscal year 2026 and the Company does not expect to incur significant additional expenses related to the restructuring.
During the fourth quarter of fiscal year 2024, we implemented a restructuring plan which included reductions in our workforce in all functions of the organization, primarily within the G&A function, in order to lower our operating cost structure, and to position the Company for profitable growth.  We recorded total restructuring charges of approximately $2.8 million, of which $0.5 million was recorded during the three months ended March 31, 2025. The total restructuring charge relates to severance and benefits, including reemployment assistance, for
38 terminated employees, which was approximately 15% of our workforce.  The implementation of the restructuring plan was complete as of
December 31, 2025. See Note 4, “Other Financial Information – Restructuring,” of the Notes for further discussion and disclosure on our restructuring program.
Other Income, Net

	Three Months Ended March 31,
	2026	2025
(In thousands)
Interest income	$725	$1,073
Other non-operating income, net	108	6
Total other income, net	$833	$1,079
The decrease in “Total other income, net” in the three months ended March 31, 2026, as compared to the comparable period in the prior year, was primarily due to a decrease in short- and long-term investments.
Income Taxes

	Three Months Ended March 31,
	2026	2025
	(In thousands, except percentages)
Benefit from income taxes	$(1,775)	$(1,603)
Discrete items	(132)	52
Benefit from income taxes, excluding discrete items	$(1,907)	$(1,551)
Effective tax rate	12.7%	14.0%
Effective tax rate, excluding discrete items	13.6%	13.5%
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

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 26

For the three months ended March 31, 2026, the recognized benefit from income taxes resulted from the tax projection based on the full year forecasted profit and included benefits related to the U.S. federal foreign-derived deduction eligible income (“FDDEI”) federal research and development (“R&D”) tax credit, and certain permanent differences, such as non-deductible stock-based compensation.
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
The effective tax rate excluding discrete items for the three months ended March 31, 2026, as compared to the prior year, differed primarily due to lower projected federal R&D tax credits, increased non-deductible officer stock-based compensation, largely offset by projected higher U.S. FDDEI benefits.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 27

Liquidity and Capital Resources
Overview
From time-to-time, management and our Board of Directors (the “Board”) review our liquidity and future cash needs and may make a decision to (1) return capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing.  As of March 31, 2026, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $50.1 million that are held in cash accounts and invested in money market funds and U.S. treasury securities; (ii) investment-grade short-term and long-term marketable debt instruments of $42.0 million that are primarily invested in U.S. treasury securities and corporate notes and bonds; and
(iii) accounts receivable, net of allowances, of $38.9 million.  As of March 31, 2026, there was unrestricted cash of $0.9 million held outside the U.S.  We invest cash not needed for current operations predominantly in investment-grade, marketable debt instruments with the intent to make such funds available for future operating purposes, as needed.  Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future.  We believe the risk of this portfolio to us is in the ability of the underlying companies or government agencies to cover their obligations at maturity, not in our ability to trade these securities at a profit.  Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.
Credit Agreement
We entered into a credit agreement with JPMorgan Chase Bank, N.A. on December 22, 2021 (as amended, the “Credit Agreement”).
The Credit Agreement provides a committed revolving credit line of $50.0 million and includes both a revolving loan and a letters of credit
(“LCs”) component. The Credit Agreement was amended on January 21, 2026 to extend the expiration date from December 21, 2026 to
January 21, 2031. The maximum allowable LCs under the credit line component of the Credit Agreement is $30.0 million.  As of March 31,
2026, the Company was in compliance with all covenants under the Credit Agreement.
See Note 6, “Lines of Credit,” of the Notes for further discussion related to the Credit Agreement.
Share Repurchase Programs
The Board, from time-to-time, has authorized share repurchase programs under which we may, at our discretion, repurchase the
Company’s outstanding common stock in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws.  The timing and amounts of any purchase under the share repurchase programs are based on market conditions and other factors including price, regulatory requirements, and capital availability.  We account for stock repurchases under these programs using the cost method.  As of March 31, 2026, we have cumulatively repurchased 14.9 million shares of the Company’s common stock at an aggregate cost of $176.8 million under all share repurchase programs.  The following is a discussion of the current share repurchase program during the three months ended March 31, 2026.  See Note 11, “Stockholders’ Equity – Share Repurchase Programs,” of the Notes
for further discussion related to share repurchase programs and a reconciliation of the latest share repurchase plan balance.
On August 6, 2025, we announced that the Board authorized a share repurchase program under which we may repurchase our outstanding common stock, at the discretion of management, up to $25.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “August 2025 Authorization”).  We began repurchasing our outstanding common stock under the August 2025 Authorization in August 2025. The August 2025 Authorization will expire in May 2026. As of March 31, 2026, we have repurchased 1,346,869 shares of our common stock at an aggregate cost of approximately
$16.3 million of which 960,303 were purchased during the three months ended March 31, 2026 at an aggregate cost of approximately
$10.7 million.
On May 6, 2026, we announced that the Board authorized a share repurchase program under which we may repurchase our outstanding common stock, at the discretion of management, for up to $25.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “May 2026 Authorization”).  We expect to commence repurchasing our outstanding common stock under the May 2026 Authorization in May 2026. The May 2026 Authorization will expire in April 2027.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 28

Cash Flows

	Three Months Ended March 31,
	2026	2025	Change
	(In thousands)
Net cash provided by operating activities	$21,037	$10,678	$10,359
Net cash (used in) provided by investing activities	(7,606)	12,674	(20,280)
Net cash used in financing activities	(11,376)	(3,874)	(7,502)
Effect of exchange rate differences on cash and cash equivalents	(15)	33	(48)
Net change in cash, cash equivalents and restricted cash	$2,040	$19,511	$(17,471)
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
The higher net cash provided by operating assets and liabilities for the three months ended March 31, 2026, as compared to the prior year, was due primarily to the following factors:
•Accounts receivable: an increase in cash provided due to an increase in collections related to revenues earned late in the fourth quarter of 2025;
•Accrued liabilities: an increase in cash provided due to incentives and restructuring expenses paid out in 2025, partially offset by,
•Inventories: a decrease in cash provided due to cash used to build finished goods inventory in the first quarter of 2026.
Cash Flows from Investing Activities
Net cash (used in) provided by investing activities primarily relates to maturities and purchases of investment-grade marketable debt instruments, and capital expenditures supporting our growth. The decrease in cash provided during the three months ended March 31, 2026, as compared to the prior year, is primarily due to fewer maturities of marketable securities. We believe our investments in marketable debt instruments are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 was higher as compared to the cash used in financing activities in the prior year, due to higher repurchases of our common stock partially offset by lower net proceeds from the issuance of common stock as compared to the prior year.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 29

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

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 30

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk may be found primarily in two areas: foreign currency and interest rates.
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
As of March 31, 2026, our investment portfolio of $42.0 million, in investment-grade marketable debt instruments, such as U.S.
treasury securities, and corporate notes and bonds, are classified as either short-term and/or long-term investments on our Condensed
Consolidated Balance Sheets.  These investments are subject to interest rate fluctuations and a decrease in market value to the extent interest rates increase.  To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of approximately six months.  As of March 31, 2026, a hypothetical 1% increase in interest rates would have resulted in a less than
$0.2 million decrease in the fair value of our investments in marketable debt instruments as of such date.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 31

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the
end of the period covered by this report.
Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of
March 31, 2026, our disclosure controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 32

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
Item 1A — Risk Factors
Except as noted below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,”
in the 2025 Annual Report.
Our Water segment revenues largely depend on the construction of new large-scale desalination plants and the retrofit of existing desalination plants, and as a result, our operating results have historically experienced, and may continue to experience, significant variability due to volatility in capital spending, availability of project financing, project timing, execution, war or other hostilities and other factors affecting the broader water desalination industry.
We currently derive the majority of our Water segment revenues from sales of energy recovery products and services used in newly constructed, large-scale desalination plants and the retrofit of existing desalination plants, particularly in dry or drought-ridden regions of the world.  The demand for our products used in the Water segment may decrease if the construction of these large-scale desalination plants or the retrofit of existing plants declines for any reason, including, any global or regional economic downturns, worsening global or regional political conflicts, war or other hostilities, such as the 2026 conflict in Iran and escalating tensions in the Middle East, worsening regional conditions, changing government priorities, or the impact of any global or regional conflicts.
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
The demand for our water products and services depends primarily on the continued construction of new large-scale desalination plants, the retrofit of existing plants, and the construction of wastewater treatment facilities, particularly in the countries that are part of the
Gulf Cooperation Council, China, Taiwan and India.  Weak economic conditions, global uncertainty including the continuing conflicts in
Ukraine, the 2026 conflict in Iran and escalating conflicts in the Middle East, as well as the impact of increased inflation resulting from such conflicts may have a negative economic impact on these and other countries, which may impact the levels of spending on, timing of, delays to, and availability of, project financing for new desalination and retrofit plant projects.  The inability of our customers to secure credit or financing for these projects, may result in the postponement or cancellation of these projects.  In addition, the change in government priorities and/or their reduction in spending for water treatment projects could result in decreased demand for our products and services, which could have an adverse effect on our business, financial condition or results of operations.
Uncertainty in the global geopolitical landscape and macro-economic environment may impact our operations outside the
U.S., including in the Middle East where many of our water megaprojects are planned.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 33

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
political climate, political unrest internationally, and conflicts in Europe and the Middle East, such as the 2026 conflict in Iran and Iran’s response to attacks by the United States and Israel, have created global economic and political uncertainty, and have impacted demand for certain of our products.  While the impact and longevity of these factors remain uncertain, we are constantly evaluating the extent to which these factors will impact our business, financial condition, or results of operations.  Over the long-term, demand for our energy recovery devices could correlate to global macroeconomic and geopolitical factors.  Any disruption to the economic factors and regulations in these regions, which remain uncertain, may adversely affect our results of operations and financial condition.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On August 6, 2025, we announced a share repurchase program (the “August 2025 Authorization”).  The following table summarizes the stock repurchase activity under the August 2025 Authorization during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares or Approximate Dollar Value(1) That May Yet to be Purchased Under the Program
				(In thousands)
January 1 – January 31, 2026	109,300	$14.28	109,300	$17,820
February 1 – February 28, 2026	76,153	$14.66	76,153	$16,703
March 1 – March 31, 2026	774,850	$10.30	774,850	$8,721

(1)Including commissions
Item 3 — Defaults Upon Senior Securities
None.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 34

Item 4 — Mine Safety Disclosures
Not applicable.
Item 5 — Other Information
10b5-1 Plans
During the three months ended March 31, 2026, no director or officer (within the meaning of Rule 16a-1(f) under the Securities
Exchange Act of 1934, as amended) has adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-
K).

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 35

Item 6 — Exhibits
A list of exhibits filed or furnished with this report or incorporated herein by reference is found in the Exhibit Index below.

Exhibit Number	Exhibit Description
10.1	Third Amendment to the Credit Agreement by and between Energy Recovery, Inc. as Borrower, and JPMorgan Chase Bank N.A. as Lender dated January 21, 2026
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, “Financial Information” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*Filed herewith.
**The certification furnished in Exhibit 32.1 is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Energy Recovery, Inc. | Q1'2026 Quarterly Report (Form 10-Q) | 36

    SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	May 6, 2026	By:	/s/ DAVID W. MOON
David W. Moon
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2026	By:	/s/ MICHAEL S. MANCINI
Michael S. Mancini
Chief Financial Officer
(Principal Financial Officer)