Form 10-Q
period 2026-06-30
Energy Recovery, Inc.
filed 2026-08-05
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Large accelerated filer  ☑Accelerated filer  ☐Non-accelerated filer  ☐Smaller reporting company  ☐Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of July 31, 2026, there were 51,044,875 shares of the registrant’s common stock outstanding.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q)

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | FLS 1

Forward-Looking Information
This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026, including Part I, Item 2, “Management’s
Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”), contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.
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
•our expectation that we will continue to receive a tax benefit related to research and development tax credit;
•the outcome of proceedings, lawsuits, disputes and claims;
•the impact of losses due to indemnification obligations;
•other factors disclosed under the MD&A and Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” and elsewhere in this Form 10-Q.
You should not place undue reliance on these forward-looking statements.  These forward-looking statements reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q.  All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part II, Item 1A, “Risk Factors,” and are based on information available to us as of August 5, 2026.  We assume no obligation to update any such forward-looking statements.  Certain risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements.  These forward-looking statements are disclosed from time to time in our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), as well as in Part II, Item 1A, “Risk Factors,” within this Quarterly
Report on Form 10-Q.
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

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | FLS 2

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

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 1

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$61,438	$48,076
Short-term investments	31,618	27,173
Accounts receivable, net	14,237	76,639
Inventories, net	38,242	24,260
Prepaid expenses and other assets	3,888	5,063
Total current assets	149,423	181,211
Long-term investments	5,018	8,034
Deferred tax assets, net	12,065	8,267
Property and equipment, net	12,619	12,934
Operating lease, right of use asset	6,679	7,701
Goodwill	11,128	12,790
Other assets, non-current	804	577
Total assets	$197,736	$231,514
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,001	$2,114
Accrued expenses and other liabilities	9,790	11,670
Lease liabilities	2,653	2,531
Contract liabilities	1,114	1,039
Total current liabilities	18,558	17,354
Lease liabilities, non-current	5,580	6,898
Other liabilities, non-current	1,120	1,070
Total liabilities	25,258	25,322
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	67	67
Additional paid-in capital	247,317	244,397
Accumulated other comprehensive loss	(435)	(94)
Treasury stock	(187,690)	(166,846)
Retained earnings	113,219	128,668
Total stockholders’ equity	172,478	206,192
Total liabilities and stockholders’ equity	$197,736	$231,514
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 2
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Revenue	$11,996	$28,051	$21,702	$36,116
Cost of revenue	3,039	10,097	8,411	13,704
Restructuring - inventory reserve	—	—	1,632	—
Gross profit	8,957	17,954	11,659	22,412

Operating expenses:
General and administrative	6,801	7,669	13,256	16,243
Sales and marketing	4,336	5,360	9,455	10,266
Research and development	2,849	3,451	5,638	6,452
Restructuring charges	855	—	2,391	539
Impairment of goodwill	—	—	1,662	—
Total operating expenses	14,841	16,480	32,402	33,500
Income (loss) from operations	(5,884)	1,474	(20,743)	(11,088)

Other income (expense):
Interest income	680	940	1,405	2,013
Other non-operating income (expense), net	122	(26)	230	(20)
Total other income, net	802	914	1,635	1,993
Income (loss) before income taxes	(5,082)	2,388	(19,108)	(9,095)
Provision for (benefit from) income taxes	(1,884)	334	(3,659)	(1,269)
Net income (loss)	$(3,198)	$2,054	$(15,449)	$(7,826)

Net income (loss) per share:
Basic	$ (0.06)	$ 0.04	$ (0.30)	$ (0.14)
Diluted	$ (0.06)	$ 0.04	$ (0.30)	$ (0.14)

Number of shares used in per share calculations:
Basic	51,463	54,257	52,058	54,578
Diluted	51,463	54,486	52,058	54,578
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 3
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net income (loss)	$(3,198)	$2,054	$(15,449)	$(7,826)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(136)	53	(259)	37
Unrealized loss on investments	(14)	(91)	(82)	(98)
Total other comprehensive loss, net of tax	(150)	(38)	(341)	(61)
Comprehensive income (loss)	$(3,348)	$2,016	$(15,790)	$(7,887)
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 4
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except shares)
Common stock
Beginning balance	$67	$67	$67	$66
Issuance of common stock	—	—	—	1
Ending balance	67	67	67	67

Additional paid-in capital
Beginning balance	245,663	237,550	244,397	235,010
Issuance of common stock	132	368	132	1,459
Shares held for tax withholdings	—	—	(682)	(476)
Stock-based compensation	1,522	1,965	3,470	3,890
Ending balance	247,317	239,883	247,317	239,883

Accumulated other comprehensive (loss) income
Beginning balance	(285)	75	(94)	98
Other comprehensive loss
Foreign currency translation adjustments	(136)	53	(259)	37
Unrealized loss on investments	(14)	(91)	(82)	(98)
Total other comprehensive loss, net	(150)	(38)	(341)	(61)
Ending balance	(435)	37	(435)	37

Treasury stock
Beginning balance	(177,577)	(135,405)	(166,846)	(130,870)
Common stock repurchased	(10,113)	(17,255)	(20,844)	(21,790)
Ending balance	(187,690)	(152,660)	(187,690)	(152,660)

Retained earnings
Beginning balance	116,417	95,826	128,668	105,706
Net (loss) income	(3,198)	2,054	(15,449)	(7,826)
Ending balance	113,219	97,880	113,219	97,880

Total stockholders’ equity	$172,478	$185,207	$172,478	$185,207

Common stock issued (shares)
Beginning balance	67,010,421	66,533,052	66,774,081	66,182,906
Issuance of common stock	81,365	104,736	317,705	454,882
Ending balance	67,091,786	66,637,788	67,091,786	66,637,788

Treasury stock (shares)
Beginning balance	14,927,562	11,676,340	13,967,259	11,397,045
Common stock repurchased	989,450	1,277,913	1,949,753	1,557,208
Ending balance	15,917,012	12,954,253	15,917,012	12,954,253

Total common stock outstanding (shares)
Beginning Balance	52,082,859	54,856,712	52,806,822	54,785,861
Issuance of common stock	81,365	104,736	317,705	454,882
Common stock repurchased	(989,450)	(1,277,913)	(1,949,753)	(1,557,208)
Ending Balance	51,174,774	53,683,535	51,174,774	53,683,535
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 5
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
(In thousands)
Cash flows from operating activities:
Net loss	$(15,449)	$(7,826)
Adjustments to reconcile net loss to cash provided by operating activities
Stock-based compensation	3,349	3,899
Depreciation and amortization	1,979	1,906
Accretion (amortization) of discounts (premiums) on investments	(207)	(350)
Deferred income taxes	(3,798)	(1,337)
Impairment of long-lived assets	—	353
Impairment of goodwill	1,662	—
Restructuring - inventory reserve	1,632	—
Other non-cash adjustments	362	235
Changes in operating assets and liabilities:
Accounts receivable, net	62,402	31,479
Contract assets	1,647	(185)
Inventories, net	(16,138)	(8,027)
Prepaid and other assets	(538)	(707)
Accounts payable	2,631	272
Income taxes	(2,391)	(905)
Accrued expenses and other liabilities	125	(5,145)
Contract liabilities	75	1,162
Net cash provided by operating activities	37,343	14,824

Cash flows from investing activities:
Maturities of marketable securities	21,850	51,125
Purchases of marketable securities	(23,153)	(17,243)
Capital expenditures	(1,689)	(326)
Proceeds from sales of fixed assets	13	10
Net cash (used in) provided by investing activities	(2,979)	33,566

Cash flows from financing activities:
Net proceeds from issuance of common stock	132	1,459
Tax payment for employee shares withheld	(682)	(476)
Repurchase of common stock	(20,679)	(21,577)
Refund (payment) of excise tax associated with repurchase of common stock	247	(432)
Net cash used in financing activities	(20,982)	(21,026)

Effect of exchange rate differences on cash and cash equivalents	(20)	60
Net change in cash, cash equivalents and restricted cash	13,362	27,424
Cash, cash equivalents and restricted cash, beginning of year	48,076	29,757
Cash, cash equivalents and restricted cash, end of period	$61,438	$57,181
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 6

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
The June 30, 2026 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited
Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2025 included in the Company’s Annual
Report on Form 10-K filed with the SEC on February 25, 2026 (the “2025 Annual Report”).
The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Reclassifications
Certain prior period amounts have been reclassified in certain notes to the Condensed Consolidated Financial Statements to conform to the current period presentation.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 7

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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 5, 2026, the date of issuance of this Quarterly Report on Form 10-Q.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
There have been no issued accounting pronouncements that have not yet been adopted during the six months ended June 30, 2026 that apply to the Company other than the pronouncements disclosed in Note 1, “Description of Business and Significant Accounting Policies -
Recently Issued Accounting Pronouncements Not Yet Adopted,” of the Notes to Consolidated Financial Statements included in Item 8,
“Financial Statements and Supplementary Data,” of the 2025 Annual Report.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 8

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

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
	Desalination	Wastewater	Corporate and Other(1)	Total	Desalination	Wastewater	Corporate and Other(1)	Total
	(In thousands)
Geographical market
Middle East	$6,081	$—	$—	$6,081	$8,587	$—	$77	$8,664
Africa	475	—	—	475	671	—	—	671
Other	$4,927	$513	$—	$5,440	11,132	1,114	121	12,367
Total revenue	$11,483	$513	$—	$11,996	$20,390	$1,114	$198	$21,702

Channel
Original equipment manufacturer	$4,665	$513	$—	$5,178	$10,531	$1,114	$121	$11,766
Aftermarket	4,112	—	—	4,112	6,789	—	77	6,866
Megaproject	2,706	—	—	2,706	3,070	—	—	3,070
Total revenue	$11,483	$513	$—	$11,996	$20,390	$1,114	$198	$21,702
1Corporate and Other includes amounts not allocated to segments, which includes revenue associated with what was previously the
Emerging Technologies segment.

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Desalination	Wastewater	Corporate and Other(1)	Total	Desalination	Wastewater	Corporate and Other(1)	Total
	(In thousands)
Geographical market[1]
Middle East	$8,275	$—	$92	$8,367	$10,289	$—	$93	$10,382
Africa	1,049	—	—	1,049	1,915	—	—	1,915
Other	16,176	2,339	120	18,635	21,055	2,644	120	23,819
Total revenue	$25,500	$2,339	$212	$28,051	$33,259	$2,644	$213	$36,116

Channel
Original equipment manufacturer	$5,926	$2,312	$119	$8,357	$9,739	$2,500	$119	$12,358
Aftermarket	4,772	27	93	4,892	8,682	144	94	8,920
Megaproject	14,802	—	—	14,802	14,838	—	—	14,838
Total revenue	$25,500	$2,339	$212	$28,051	$33,259	$2,644	$213	$36,116
1Corporate and Other includes amounts not allocated to segments, which includes revenue associated with what was previously the
Emerging Technologies segment.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 9

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract Balances
The following table presents contract balances by category.

	June 30, 2026	December 31, 2025
	(In thousands)
Accounts receivable, net	$14,237	$76,639
Contract assets, current (included in prepaid expenses and other assets)	$—	$1,647

Contract liabilities:
Contract liabilities, current	$1,114	$1,039
Total contract liabilities	$1,114	$1,039
Contract Liabilities
The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance.  The following table presents the change in contract liability balances during the reported periods.

	June 30, 2026	December 31, 2025
(In thousands)
Contract liabilities, beginning of year	$1,039	$571
Revenue recognized	(462)	(297)
Cash received, excluding amounts recognized as revenue during the period	537	765
Contract liabilities, end of period	$1,114	$1,039
Remaining Performance Obligations
As of June 30, 2026, the following table presents the revenue that is expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied. These amounts exclude the value of remaining performance obligations for contracts with an original expected delivery date of one year or less.

Period	Remaining Performance Obligations
(In thousands)
2026 (remaining six months)	$8,781
2027	—
2028	—
2029	1,680
Total	$10,461

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 10

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Income (Loss) Per Share
Net income (loss) for the reported period is divided by the weighted average number of basic and diluted common shares outstanding during the reported period to calculate the basic and diluted income (loss) per share, respectively.  Outstanding stock options to purchase common shares, unvested restricted stock units (“RSUs”), and unvested performance restricted stock units (“PRSUs”) are collectively referred to as “equity awards.”
•Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period.
•Diluted income (loss) per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period, using the treasury stock method.  Any anti-dilutive effect of equity awards outstanding is not included in the computation of diluted income (loss) per share.
The following tables present the computation of basic and diluted income (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Numerator
Net income (loss)	$(3,198)	$2,054	$(15,449)	$(7,826)

Denominator (weighted average shares)
Basic common shares outstanding	51,463	54,257	52,058	54,578
Stock options	—	173	—	—
RSUs	—	56	—	—
Diluted common shares outstanding	51,463	54,486	52,058	54,578

Income (Loss) Per Share
Basic	$ (0.06)	$ 0.04	$ (0.30)	$ (0.14)
Diluted	$ (0.06)	$ 0.04	$ (0.30)	$ (0.14)
The following tables present the equity awards that are excluded from diluted income (loss) per share because (i) their effect would have been anti-dilutive, or (ii) the equity awards were contingent upon conditions for issuance which were not satisfied as of June 30, 2026.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Anti-dilutive equity award shares	2,492	1,992	2,492	3,038

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 11

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

	June 30, 2026	December 31, 2025	June 30, 2025
	(In thousands)
Cash and cash equivalents	$61,438	$48,076	$57,050
Restricted cash, non-current (included in other assets, non-current)	—	—	131
Total cash, cash equivalents and restricted cash	$61,438	$48,076	$57,181
Inventories, net
Inventory amounts are stated at the lower of cost or net realizable value, using the first-in, first-out method.

	June 30, 2026	December 31, 2025
	(In thousands)
Raw materials	$10,144	$8,289
Work in process	9,095	6,270
Finished goods	21,831	10,768
Inventories, gross	41,070	25,327
Valuation adjustments for excess and obsolete inventory	(2,828)	(1,067)
Inventories, net	$38,242	$24,260
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
In February 2026, the Company wound down operations of the CO2 retail grocery business within its Emerging Technologies segment due to a fundamental change in the outlook of the business. The Company considered the wind down to be an indicator of impairment and performed a quantitative impairment test using the discounted cash flow approach and market approach. Based on the results of the analysis, the Company determined that the carrying value of the reporting unit exceeded its fair value and recorded an impairment charge of $1.7 million during the six months ended June 30, 2026. No impairment charges were recorded during the three months ended June 30, 2026.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 12

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Expenses and Other Liabilities

	June 30, 2026	December 31, 2025
	(In thousands)
Accrued expenses and other liabilities, current
Payroll, benefits, incentives and commissions payable	$5,579	$6,683
Warranty reserve	175	205
Restructuring accrual	1,098	—
Income taxes payable	10	2,401
Other accrued expenses and other liabilities	2,928	2,381
Total accrued expenses and other liabilities	9,790	11,670

Other liabilities, non-current	1,120	1,070
Total accrued expenses, and current and non-current other liabilities	$10,910	$12,740
Restructuring
2024 Restructuring Plan
During the fourth quarter of fiscal year 2024, the Company implemented a restructuring plan which included reductions primarily within the G&A function, in order to lower the Company’s operating cost structure, and to position the Company for profitable growth.  The Company recorded a restructuring charge of approximately $2.8 million in total, of which $0.5 million was recorded during the six months ended June
30, 2025. No restructuring charges were recorded during the three months ended June 30, 2025. The total restructuring charge recorded relates to severance and benefits, including reemployment assistance, for 38 terminated employees, which was approximately 15% of the
Company’s workforce.  The restructuring plan was complete as of December 31, 2025.  All expenses associated with the Company’s restructuring plan are included in “Restructuring charges” in the Condensed Consolidated Statements of Operations.
2026 Restructuring Plan
During the first quarter of fiscal year 2026, the Company wound down operations of the CO2 retail grocery business within its
Emerging Technologies segment due to a fundamental change in the outlook of the business. The Company recorded a restructuring charge of approximately $2.4 million during the six months ended June 30, 2026, of which $0.9 million was recorded during the three months ended
June 30, 2026. The restructuring charge recorded relates to severance and benefits, including reemployment assistance, for 23 terminated employees. In addition, during the six months ended June 30, 2026, the Company incurred other related charges associated with the wind down of the CO2 retail grocery business, including excess and obsolescence reserves taken on CO2 inventory of approximately $1.6 million and impairment of goodwill of approximately $1.7 million, which are included in “Restructuring - inventory reserve” and “Impairment of goodwill” in the Condensed Consolidated Statements of Operations, respectively. The Company did not incur any excess and obsolescence reserves or impairments of goodwill during the three months ended June 30, 2026. Refer to section Goodwill within this footnote for additional information. The restructuring plan was substantially complete by the end of the second quarter of fiscal year 2026 and the Company does not expect to incur significant additional expenses related to the restructuring.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 13

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the change in the Company’s restructuring accrual balances, which is included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets, during the six months ended June 30, 2026:

Severance and Benefits
(In thousands)
Balance, as of December 31, 2024	$2,476
Restructuring provision, net of adjustments	313
Cash paid	(2,789)
Balance, as of December 31, 2025	$—
Restructuring provision	2,391
Cash paid	(1,236)
Balance, as of June 30, 2026	$1,155

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 14

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Investments and Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the Company’s financial assets measured on a recurring basis by contractual maturity, including pricing category, amortized cost and fair value. Gross unrealized gains and losses were not material for the periods presented.  As of June 30, 2026 and December 31, 2025, the Company had no financial liabilities and no Level 3 financial assets.

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents
Money market securities	$22,842	$22,842	$11,225	$11,225
U.S. treasury securities	997	997	12,952	12,955
Total cash equivalents	23,839	23,839	24,177	24,180

Short-term investments
U.S. treasury securities	23,637	23,629	13,618	13,640
Corporate notes and bonds	8,001	7,989	13,505	13,533
Total short-term investments	31,638	31,618	27,123	27,173

Long-term investments
U.S. treasury securities	—	—	1,959	1,971
Corporate notes and bonds	5,014	5,018	6,038	6,063
Total long-term investments	5,014	5,018	7,997	8,034
Total short and long-term investments	36,652	36,636	35,120	35,207
Total	$60,491	$60,475	$59,297	$59,387

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 15

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
Under the Credit Agreement, as of June 30, 2026, there were no revolving loans outstanding.  In addition, under the LCs component, as of June 30, 2026 and December 31, 2025, the Company utilized $20.0 million and $20.4 million, respectively, of the maximum allowable credit line of $30.0 million, which includes newly issued LCs and previously issued and unexpired stand-by letters of credit (“SBLCs”).

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 16

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Commitments and Contingencies
Sublease
On March 10, 2025, the Company entered into an agreement to sublease its Katy, Texas operating lease. The sublease commenced on March 10, 2025 and will expire on December 31, 2029. The sublease is classified as an operating lease and has a remaining lease term of 3.5 years as of June 30, 2026. Sublease income was immaterial during the six months ended June 30, 2026 and 2025, and is recorded as a reduction of lease expense in general and administrative within the Company’s Condensed Consolidated Statements of Operations.
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
The Company calculated the impairment charge by comparing the carrying value of the Katy, Texas operating lease to its fair value, which was calculated based on the net discounted cash flows associated with the sublease. The Company recorded a total impairment charge of $0.4 million during the six months ended June 30, 2025, of which $0.2 million and $0.2 million was recorded against the right-of-
use asset and the associated leasehold improvements, respectively. No impairment charges were incurred during the three months ended
June 30, 2025. The allocation of the impairment charge was based on the relative carrying value of the assets. The impairment charge was recorded in general and administrative within the Company’s Condensed Consolidated Statements of Operations.
Litigation
From time-to-time, the Company has been named in and subject to various proceedings and claims in connection with its business.
The Company may in the future become involved in litigation in the ordinary course of business, including litigation that could be material to its business.  The Company considers all claims, if any, on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable.  Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements.  The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  As of June 30, 2026, the Company was not involved in any lawsuits, legal proceedings or claims that would have a material effect on the Company’s financial position, results of operations, or cash flows.  Therefore, there were no material losses which were probable or reasonably estimable and accordingly, the Company did not record a provision for litigation as of June 30, 2026 and December 31, 2025.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 17

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(1,884)	$334	$(3,659)	$(1,269)
Discrete items	(185)	(22)	(317)	30
Provision for (benefit from) income taxes, excluding discrete items	$(2,069)	$312	$(3,976)	$(1,239)
Effective tax rate	37.1%	14.0%	19.1%	14.0%
Effective tax rate, excluding discrete items	40.7%	13.0%	20.8%	13.7%
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
For the three and six months ended June 30, 2026, the recognized benefit from income taxes resulted from the tax projection based on the full year forecast and included benefits related to the U.S. federal research and development (“R&D”) tax credit, reduced by certain permanent differences, such as non-deductible stock-based compensation as well as an increase in the California valuation allowance for
California R&D tax credits.
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
The effective tax rate excluding discrete items for the three months ended June 30, 2026, as compared to the prior year, differed primarily due to a change in the full year forecast for 2026, with the projection that the Company will not generate any tax incentives from the
U.S. federal foreign-derived intangible income (“FDDEI”), previously called “FDII”, in 2026, combined with non-deductible expenses, most of which relates to non-deductible stock-based compensation and an increase in the state valuation allowance as a result of the change in forecast.
The effective tax rate excluding discrete items for the six months ended June 30, 2026, as compared to the prior year, differed primarily due to the projection that the Company will not generate the FDDEI deduction in 2026 due to the Company’s forecasted loss in
2026.
On July 4, 2025, the One Big Beautiful Bill (“OBBBA”) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. During the three and six months ended June 30, 2026, the Company recorded its best estimate of the impact of the
OBBBA on the income tax provision. The Company will continue to evaluate the elections available within the OBBBA, which may impact the timing of permanent and temporary differences within the Company’s tax provision.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 18

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 — Segment Reporting
The Company’s Chief Operating Decision-Maker (“CODM”) is its Interim President and Chief Executive Officer.  The Company
continues to monitor and review its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments.
During the six months ended June 30, 2026, the Company changed the composition of its reportable segments to better reflect how the CODM manages the business. During the first quarter of fiscal 2026, the Water segment was separated into two segments, the
Desalination segment and the Wastewater segment, as both met the criteria of a reportable segment. During the first quarter of fiscal 2026, the CO2 retail grocery business within the Emerging Technologies segment was wound-down, which resulted in the Emerging Technologies segment no longer meeting the criteria of a reportable segment as of the second quarter of fiscal 2026. As a result, revenue and expenses associated with the former Emerging Technologies segment have been included within Corporate and Other. Prior periods have been recast to conform to the current year presentation. The recast of prior year information had no impact on the Company’s Condensed Consolidated
Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss)
and Condensed Consolidated Statements of Cash Flows.
Segment Definition
Income and type of expense activities that are included in the Desalination, Wastewater and Corporate and Other are as follows:
Desalination segment:  The continued development, sales and support of the PX, hydraulic turbochargers and pumps used in seawater desalination treatment facilities.
Wastewater segment: The continued development, sales and support of the PX, hydraulic turbochargers and pumps used in wastewater treatment facilities.
Corporate and Other:  The Corporate and Other include certain unallocated expenses outside of the operating segments, such as audit and accounting services, legal services, board of director fees and expenses, human resources activities, information systems activities and other separately managed general expenses not related to the identified segments.  In addition,
Corporate and Other includes the development costs, sales and support of activities related to Emerging Technologies as this segment no longer met the criteria of a reportable segment as of June 30, 2026.
The following tables present a summary of the Company’s financial information by segment, including significant segment expenses, and corporate operating expenses.

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
	Desalination	Wastewater	Corporate and Other	Total	Desalination	Wastewater	Corporate and Other	Total
	(In thousands)
Revenue	$11,483	$513	$—	$11,996	$20,390	$1,114	$198	$21,702
Cost of revenue	2,781	258	—	3,039	7,723	628	60	8,411
Restructuring - inventory reserve	—	—	—	—	—	—	1,632	1,632
Gross profit (loss)	8,702	255	—	8,957	12,667	486	(1,494)	11,659

Operating expenses
General and administrative	1,025	872	4,904	6,801	1,781	1,853	9,622	13,256
Sales and marketing	2,453	1,209	674	4,336	4,938	2,372	2,145	9,455
Research and development	2,391	262	196	2,849	4,007	398	1,233	5,638
Restructuring charges	—	—	855	855	335	18	2,038	2,391
Impairment of goodwill	—	—	—	—	—	—	1,662	1,662
Total operating expenses	5,869	2,343	6,629	14,841	11,061	4,641	16,700	32,402
Operating income (loss)	$2,833	$(2,088)	$(6,629)	$(5,884)	$1,606	$(4,155)	$(18,194)	$(20,743)

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 19

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Desalination	Wastewater	Corporate and Other	Total	Desalination	Wastewater	Corporate and Other	Total
	(In thousands)
Revenue	$25,500	$2,339	$212	$28,051	$33,259	$2,644	$213	$36,116
Cost of revenue	9,259	667	171	10,097	12,641	846	217	13,704
Gross profit (loss)	16,241	1,672	41	17,954	20,618	1,798	(4)	22,412

Operating expenses
General and administrative	788	535	6,346	7,669	1,633	1,263	13,347	16,243
Sales and marketing	2,183	1,097	2,080	5,360	4,291	2,134	3,841	10,266
Research and development	1,370	234	1,847	3,451	2,219	563	3,670	6,452
Restructuring charges	—	—	—	—	107	103	329	539
Total operating expenses	4,341	1,866	10,273	16,480	8,250	4,063	21,187	33,500
Operating income (loss)	$11,900	$(194)	$(10,232)	$1,474	$12,368	$(2,265)	$(21,191)	$(11,088)

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 20

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 — Concentrations
Revenue by Country
The following tables present the Company’s product revenue by country.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue by country:(1)
Egypt	25%	**	19%	**
Spain	**	29%	**	24%
Oman	**	21%	**	17%
China	**	12%	**	11%
Saudi Arabia	11%	**	**	**
Others(2)	64%	38%	81%	48%
Total	100%	100%	100%	100%

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
time, the concentration of revenue between a limited number of customers shifts regularly, depending on when revenue is recognized.  The percentages by customer reflect specific relationships or contracts that would concentrate revenue for the periods presented and do not indicate a trend specific to any one customer.

		Three Months Ended June 30,		Six Months Ended June 30,
	Segment	2026	2025	2026	2025
Customer A	Desalination	**	21%	**	17%
Customer B	Desalination	**	16%	**	13%
Customer C	Desalination	15%	**	**	**

**Zero or less than 10%.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 21

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 — Stockholders’ Equity
Share Repurchase Programs
The Company’s Board, from time-to-time, has authorized share repurchase programs under which the Company may, at the discretion of management, repurchase its outstanding common stock in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws.  The timing and amounts of any purchase under the Company’s share repurchase programs is based on market conditions and other factors including price, regulatory requirements, and capital availability.  The
Company accounts for stock repurchases under these programs using the cost method.  As of June 30, 2026, the Company has repurchased
15,917,012 shares of its common stock at an aggregate cost of $186.8 million under all share repurchase programs.
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
August 2025 Authorization
On August 6, 2025, the Company announced that the Board authorized a share repurchase program under which the Company may repurchase its outstanding common stock, at the discretion of management, for up to $25.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “August 2025
Authorization”). The August 2025 Authorization expired in May 2026. Under the August 2025 Authorization, the Company repurchased
2,179,419 shares at an aggregate cost of $25.0 million.
The following table presents the share repurchase activities under the August 2025 Authorization as of June 30, 2026.

	Number of Shares Purchased	Average Price Paid per Share(1)	Plan Activity
			(In millions)
August 2025 Authorization			$25.0
Repurchases under August 2025 Authorization	2,179,419	$11.43	(25.0)
Remaining amount under August 2025 Authorization			$—

(1)Excluding commissions
Of the 2,179,419 shares purchased, 832,550 and 1,792,853 were purchased during the three and six months ended June 30, 2026 for $8.7 million and $19.3 million, respectively.
May 2026 Authorization
On May 6, 2026, the Company announced that the Board authorized a share repurchase program under which the Company may repurchase its outstanding common stock, at the discretion of management, for up to $25.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “May 2026
Authorization”). The May 2026 Authorization will expire in April 2027. The Company began to purchase under the May 2026 Authorization in
May 2026.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 22

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the share repurchase activities under the May 2026 Authorization as of June 30, 2026.

	Number of Shares Purchased	Average Price Paid per Share(1)	Plan Activity
			(In millions)
May 2026 Authorization			$25.0
Repurchases under May 2026 Authorization	156,900	$8.50	(1.3)
Remaining amount under May 2026 Authorization			$23.7

(1)Excluding commissions
All 156,900 shares were purchased during the three and six months ended June 30, 2026 for $1.3 million.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 23

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 — Subsequent Events
In July 2026, the Company entered into a lease agreement for a manufacturing facility in Saudi Arabia with a noncancellable lease term of approximately five years. The lease commenced in July 2026.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 24

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
Segments
Our reportable operating segments consist of the Desalination and Wastewater segments. These segments are based on the industries in which the technology solutions are sold, the type of energy recovery device or other technology sold and the related solution and service.  Other factors for determining the reportable operating segments include the manner in which our Chief Operating Decision Maker
(“CODM”), our Interim President and Chief Executive Officer, evaluates our performance combined with the nature of the individual business activities.  In addition, our Corporate and Other include expenditures in support of the Desalination and Wastewater segments, as well as revenue and expenditures associated with the former Emerging Technologies segment.  We continue to monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
During the six months ended June 30, 2026, we changed the composition of our reportable segments to better reflect how the CODM manages the business. During the fist quarter of fiscal 2026, the Water segment was separated into two segments, the Desalination segment and the Wastewater segment. During the first quarter of fiscal 2026, the CO2 retail grocery business within the Emerging Technologies segment was wound-down, which resulted in the Emerging Technologies segment no longer meeting the criteria of a reportable segment as of the second quarter of fiscal 2026. As a result, revenue and expenses associated with the former Emerging Technologies segment have been included within Corporate and Other.  Prior periods have been recast to conform to the current year presentation.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 25

Results of Operations
A discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, is presented below.
Revenue
As a significant portion of our revenue is derived from large project contract deliveries that are up to 36 months from contract date, variability in revenue from quarter to quarter is typical, therefore year-on-year comparisons are not necessarily indicative of the trend for the full year due to these variations.  There is no specific seasonality in our revenues to highlight.
Revenue by Channel Customers

	Three Months Ended June 30,
	2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue	Change
	(In thousands, except percentages)
Original equipment manufacturer	$5,178	43%	$8,357	30%	$(3,179)	(38%)
Aftermarket	4,112	34%	4,892	17%	(780)	(16%)
Megaproject	2,706	23%	14,802	53%	(12,096)	(82%)
Total revenue	$11,996	100%	$28,051	100%	$(16,055)	(57%)

	Six Months Ended June 30,
	2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue	Change
	(In thousands, except percentages)
Original equipment manufacturer	$11,766	54%	$12,358	34%	$(592)	(5%)
Aftermarket	6,866	32%	8,920	25%	(2,054)	(23%)
Megaproject	3,070	14%	14,838	41%	(11,768)	(79%)
Total revenue	$21,702	100%	$36,116	100%	$(14,414)	(40%)
Revenue Attributable to Primary Geographical Markets by Segments

	Three Months Ended June 30,
	2026				2025
	Desalination	Wastewater	Corporate and Other	Total	Desalination	Wastewater	Corporate and Other	Total
	(In thousands)
Middle East	$6,081	$—	$—	$6,081	$8,275	$—	$92	$8,367
Africa	475	—	—	475	1,049	—	—	1,049
Other	4,927	513	—	5,440	16,176	2,339	120	18,635
Total revenue	$11,483	$513	$—	$11,996	$25,500	$2,339	$212	$28,051

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 26

	Six Months Ended June 30,
	2026				2025
	Desalination	Wastewater	Corporate and Other	Total	Desalination	Wastewater	Corporate and Other	Total
	(In thousands)
Middle East	$8,587	$—	$77	$8,664	$10,289	$—	$93	$10,382
Africa	671	—	—	671	1,915	—	—	1,915
Other	11,132	1,114	121	12,367	21,055	2,644	120	23,819
Total revenue	$20,390	$1,114	$198	$21,702	$33,259	$2,644	$213	$36,116
Three months ended June 30, 2026, as compared to the three months ended June 30, 2025
The decrease in Original Equipment Manufacturer (“OEM”) revenue of $3.2 million was due primarily to:
•Desalination: The decrease in revenue of $1.3 million was due primarily to lower shipments of products to the Asia and Africa markets, partially offset by higher shipments of products to the America, Europe and Middle East markets.
•Wastewater: The decrease in revenue of $1.9 million was due primarily to lower shipments of products to the Asia markets.
The decrease in After Market (“AM”) revenue of $0.8 million was due primarily to lower shipment of products to the Europe and Asia markets, partially offset by higher shipments of products to the Middle East market.
The decrease in Megaproject (“MPD”) revenue of $12.1 million was primarily due to lower shipments of products to the Europe,
Middle East and Asia markets.
Six months ended June 30, 2026, as compared to the six months ended June 30, 2025
The decrease in OEM revenue of $0.6 million was due primarily to:
•Desalination: The increase in revenue of $0.8 million was due primarily to higher shipments of products to the Europe, Middle
East and Africa markets, partially offset by lower shipments of products to the Asia market.
•Wastewater: The decrease in revenue of $1.4 million was due primarily to lower shipments of products to the Asia market.
The decrease in AM revenue of $2.1 million was primarily due to lower shipments to the Asia and Europe markets.
The decrease in MPD revenue of $11.8 million was due primarily to lower shipments to the Europe, Asia and Middle East markets.
Concentration of Revenue
See Note 10, “Concentrations,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements
(unaudited),” of this Quarterly Report on Form 10-Q (the “Notes”) for further discussion regarding our concentration of revenue.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue.  Cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, and depreciation expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(In thousands, except percentage and basis point)
Gross profit	$8,957	$17,954	$(8,997)	$11,659	$22,412	$(10,753)
Gross margin	74.7%	64.0%	1,070 bps	53.7%	62.1%	(840) bps

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 27

The decrease in gross profit for the three months ended June 30, 2026, as compared to the prior year, was due primarily to lower volume as compared to the prior year, partially offset by decreases to indirect manufacturing costs and channel mix.
The increase in gross margin for the three months ended June 30, 2026, as compared to the prior year, was due primarily to indirect manufacturing costs and channel mix, partially offset by lower volume.
The decrease in gross profit and gross margin for the six months ended June 30, 2026, as compared to the prior year, was due primarily to lower volume as compared to the prior year as well as $1.6 million of restructuring charges booked to inventory associated with the wind down of the CO2 retail grocery business, as well as increased costs related to product and channel mix, pricing, and tariffs, partially offset by improvements to indirect manufacturing costs during the six months ended June 30, 2026.
Operating Expenses
The total material changes of general and administrative (“G&A”), sales and marketing (“S&M”) and R&D operating expenses for the three months ended June 30, 2026, as compared to the comparable periods in the prior year, are discussed within the following overall operating expenditures, and the segment and corporate operating expenses discussions below.

	Three Months Ended June 30,
	2026				2025
	Desalination	Wastewater	Corporate and Other	Total	Desalination	Wastewater	Corporate and Other	Total
	(In thousands)
Operating expenses
General and administrative	$1,025	$872	$4,904	$6,801	$788	$535	$6,346	$7,669
Sales and marketing	2,453	1,209	674	4,336	2,183	1,097	2,080	5,360
Research and development	2,391	262	196	2,849	1,370	234	1,847	3,451
Restructuring charges	—	—	855	855	—	—	—	—
Total operating expenses	$5,869	$2,343	$6,629	$14,841	$4,341	$1,866	$10,273	$16,480
Three months ended June 30, 2026, as compared to the three months ended June 30, 2025
Overall Operating Expenditures.  Overall operating expenditures decreased $1.6 million, or (10.0%).  This decrease was primarily due to lower employee compensation costs, including stock-based compensation expense, and lower consulting costs, partially offset by restructuring charges incurred in the three months ended June 30, 2026.
Desalination Segment.  Desalination segment operating expenses increased by $1.5 million, or 35.2%.  This increase was primarily due to higher employee costs, including stock-based compensation expense.
Wastewater Segment.  Wastewater segment operating expenses increased by $0.5 million, or 26%. This increase was primarily due to higher employee costs and higher consulting costs.
Corporate and Other. Corporate and Other decreased by $3.6 million, or (35.5)%. This decrease was primarily due to lower employee compensation costs, including stock-based compensation expense, lower consulting costs, and lower emerging technology development costs, partially offset by restructuring charges incurred in the three months ended June 30, 2026.
Restructuring Charges.  During the first quarter of fiscal year 2026, we wound down operations of the CO2 retail grocery business within our Emerging Technologies segment due to a fundamental change in the outlook of the business. We recorded a restructuring charge of approximately $0.9 million during the three months ended June 30, 2026. The total restructuring charge recorded relates to severance and benefits, including reemployment assistance, for 23 terminated employees. The restructuring plan was substantially complete by the end of the second quarter of fiscal year 2026 and we do not expect to incur significant additional expenses related to the restructuring.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 28

	Six Months Ended June 30,
	2026				2025
	Desalination	Wastewater	Corporate and Other	Total	Desalination	Wastewater	Corporate and Other	Total
	(In thousands)
General and administrative	$1,781	$1,853	$9,622	$13,256	$1,633	$1,263	$13,347	$16,243
Sales and marketing	4,938	2,372	2,145	$9,455	4,291	2,134	3,841	$10,266
Research and development	4,007	398	1,233	$5,638	2,219	563	3,670	$6,452
Restructuring charges	335	18	2,038	$2,391	107	103	329	$539
Impairment of goodwill	—	—	1,662	$1,662	—	—	—	$—
Total operating expenses	$11,061	$4,641	$16,700	$32,402	$8,250	$4,063	$21,187	$33,500
Six months ended June 30, 2026, as compared to the six months ended June 30, 2025
Overall Operating Expenditures.  Overall operating expenditures decreased by $1.1 million, or (3.3%). This decrease was primarily due to to lower employee compensation costs, including stock-based compensation expense, and lower consulting costs, and was partially offset by impairment of goodwill and restructuring charges incurred as part of the wind down of the CO2 retail grocery business.
Desalination Segment. Desalination segment related operating expenses increased by $2.8 million, or 34.1%.  This increase was primarily due to to higher employee costs, including stock-based compensation costs, and higher restructuring charges.
Wastewater Segment. Wastewater segment related operating expenses increased by $0.6 million, or 14.2%. This increase was primarily due to to higher employee costs and higher consulting costs.
Corporate and Other.  Corporate and Other decreased by $4.5 million, or (21.2)%.  This decrease was primarily due to lower employee costs, including stock-based compensation expense, lower consulting costs and lower emerging technology development costs, partially offset by impairment of goodwill and restructuring charges incurred as part of the wind down of the CO2 retail grocery business.
Restructuring Charges. During the first quarter of fiscal year 2026, we wound down operations of the CO2 retail grocery business within our Emerging Technologies segment due to a fundamental change in the outlook of the business. We recorded a restructuring charge of approximately $2.4 million during the six months ended June 30, 2026. The total restructuring charge recorded relates to severance and benefits, including reemployment assistance, for 23 terminated employees.  In addition to the restructuring charges, we incurred other related charges associated with the wind down of the CO2 retail grocery business, including excess and obsolescence reserves taken on CO2 inventory of approximately $1.6 million and impairment of goodwill of approximately $1.7 million, which are included in “Restructuring -
inventory reserve” and “Impairment of goodwill” in the Condensed Consolidated Statements of Operations, respectively. The restructuring plan was substantially complete by the end of the second quarter of fiscal year 2026 and we do not expect to incur significant additional expenses related to the restructuring.
During the fourth quarter of fiscal year 2024, we implemented a restructuring plan which included reductions in our workforce in all functions of the organization, primarily within the G&A function, in order to lower our operating cost structure, and to position the Company for profitable growth.  We recorded total restructuring charges of approximately $2.8 million, of which $0.5 million was recorded during the six months ended June 30, 2025. The total restructuring charge relates to severance and benefits, including reemployment assistance, for
38 terminated employees, which was approximately 15% of our workforce.  The implementation of the restructuring plan was complete as of
December 31, 2025. See Note 4, “Other Financial Information – Restructuring,” of the Notes for further discussion and disclosure on our restructuring program.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 29

Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Interest income	$680	$940	$1,405	$2,013
Other non-operating income (expense), net	122	(26)	230	(20)
Total other income, net	$802	$914	$1,635	$1,993
The decrease in “Total other income, net” in the three and six months ended June 30, 2026, as compared to the comparable period in the prior year, was primarily due to a decrease in the interest rate for short- and long-term investments.
Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except percentages)
(Benefit from) provision for income taxes	$(1,884)	$334	$(3,659)	$(1,269)
Discrete items	(185)	(22)	(317)	30
(Benefit from) provision for income taxes, excluding discrete items	$(2,069)	$312	$(3,976)	$(1,239)
Effective tax rate	37.1%	14.0%	19.1%	14.0%
Effective tax rate, excluding discrete items	40.7%	13.0%	20.8%	13.7%
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
For the three and six months ended June 30, 2026, the recognized benefit from income taxes resulted from the tax projection based on the full year forecast and included benefits related to the U.S. federal research and development (“R&D”) tax credit, and certain permanent differences, such as non-deductible stock-based compensation as well as an increase in the California valuation allowance for
California R&D tax credits.
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
The effective tax rate excluding discrete items for the six months ended June 30, 2026, as compared to the prior year, differed primarily due to the projection that the Company will not generate the U.S. federal foreign-derived intangible income deduction in 2026 due to the Company’s forecasted loss in 2026.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 30

Liquidity and Capital Resources
Overview
From time-to-time, management and our Board of Directors (the “Board”) review our liquidity and future cash needs and may make a decision to (1) return capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing.  As of June 30, 2026, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $61.4 million that are held in cash accounts and invested in money market funds and U.S. treasury securities; (ii) investment-grade short-term and long-term marketable debt instruments of $36.6 million that are primarily invested in U.S. treasury securities and corporate notes and bonds; and
(iii) accounts receivable, net of allowances, of $14.2 million.  As of June 30, 2026, there was unrestricted cash of $0.9 million held outside the U.S.  We invest cash not needed for current operations predominantly in investment-grade, marketable debt instruments with the intent to make such funds available for future operating purposes, as needed.  Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future.  We believe the risk of this portfolio to us is in the ability of the underlying companies or government agencies to cover their obligations at maturity, not in our ability to trade these securities at a profit.  Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.
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
Share Repurchase Programs
The Board, from time-to-time, has authorized share repurchase programs under which we may, at our discretion, repurchase the
Company’s outstanding common stock in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws.  The timing and amounts of any purchase under the share repurchase programs are based on market conditions and other factors including price, regulatory requirements, and capital availability.  We account for stock repurchases under these programs using the cost method.  As of June 30, 2026, we have cumulatively repurchased 15.9 million shares of the Company’s common stock at an aggregate cost of $186.8 million under all share repurchase programs.  The following is a discussion of the current share repurchase program during the three and six months ended June 30, 2026.  See Note 11, “Stockholders’ Equity – Share Repurchase Programs,” of the
Notes for further discussion related to share repurchase programs and a reconciliation of the latest share repurchase plan balance.
On August 6, 2025, we announced that the Board authorized a share repurchase program under which we may repurchase our outstanding common stock, at the discretion of management, up to $25.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “August 2025 Authorization”).  We began repurchasing our outstanding common stock under the August 2025 Authorization in August 2025. The August 2025 Authorization expired in
May 2026. As of June 30, 2026, we have repurchased 2,179,419 shares of our common stock at an aggregate cost of approximately
$25.0 million of which 832,550 and 1,792,853 were purchased during the three and six months ended June 30, 2026 at an aggregate cost of approximately $8.7 million and $19.3 million, respectively.
On May 6, 2026, we announced that the Board authorized a share repurchase program under which we may repurchase our outstanding common stock, at the discretion of management, for up to $25.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “May 2026 Authorization”).  We began repurchasing our outstanding common stock under the May 2026 Authorization in May 2026. The May 2026 Authorization will expire in April
2027. As of June 30, 2026, we have repurchased 156,900 shares of our common stock at an aggregate cost of approximately $1.3 million. All
156,900 shares were purchased during the three and six months ended June 30, 2026.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 31

Cash Flows

	Six Months Ended June 30,
	2026	2025	Change
	(In thousands)
Net cash provided by operating activities	$37,343	$14,824	$22,519
Net cash (used in) provided by investing activities	(2,979)	33,566	(36,545)
Net cash used in financing activities	(20,982)	(21,026)	44
Effect of exchange rate differences on cash and cash equivalents	(20)	60	(80)
Net change in cash, cash equivalents and restricted cash	$13,362	$27,424	$(14,062)
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
The higher net cash provided by operating assets and liabilities for the six months ended June 30, 2026, as compared to the prior year, was due primarily to the following factors:
•Accounts receivable: an increase in cash provided due to an increase in collections related to revenues earned late in the fourth quarter of 2025;
•Accrued liabilities: an increase in cash provided due to incentives and restructuring expenses paid out in 2025, partially offset by,
•Inventories: a decrease in cash provided due to cash used to build finished goods inventory in the first half of 2026.
Cash Flows from Investing Activities
Net cash (used in) provided by investing activities primarily relates to maturities and purchases of investment-grade marketable debt instruments, and capital expenditures supporting our growth. The decrease in cash provided during the six months ended June 30, 2026, as compared to the prior year, is primarily due to fewer maturities as well as higher purchases of marketable securities. We believe our investments in marketable debt instruments are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 was lower as compared to the cash used in financing activities in the prior year, due to lower repurchases of our common stock as well as a $0.4 million refund received for excise tax payments made during the previous fiscal year.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 32

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

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 33

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
As of June 30, 2026, our investment portfolio of $37.6 million, in investment-grade marketable debt instruments, such as U.S. treasury securities, and corporate notes and bonds, are classified as either cash equivalents or short-term and/or long-term investments on our
Condensed Consolidated Balance Sheets.  These investments are subject to interest rate fluctuations and a decrease in market value to the extent interest rates increase.  To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of approximately five months.  As of June 30, 2026, a hypothetical 1% increase in interest rates would have resulted in approximately $0.1 million decrease in the fair value of our investments in marketable debt instruments as of such date.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 34

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim President and Chief Executive Officer and our Interim Chief Financial Officer,
have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of
1934 as of the end of the period covered by this report.
Based on that evaluation, our Interim President and Chief Executive Officer and our Interim Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 35

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
The demand for our water products and services depends primarily on the continued construction of new large-scale desalination plants, the retrofit of existing plants, and the construction of wastewater treatment facilities, particularly in the countries that are part of the
Gulf Cooperation Council, China, Taiwan and India.  Weak economic conditions, global uncertainty including the continuing conflicts in
Ukraine, the continuing 2026 conflict in Iran and escalating conflicts in the Middle East, as well as the impact of increased inflation and a potential stagflation resulting from such conflicts may have a negative economic impact on these and other countries, which may impact the levels of spending on, timing of, delays to, and availability of, project financing for new desalination and retrofit plant projects.  The inability of our customers to secure credit or financing for these projects, may result in the postponement or cancellation of these projects.  In addition, the change in government priorities and/or their reduction in spending for water treatment projects could result in decreased demand for our products and services, which could have an adverse effect on our business, financial condition or results of operations.
Uncertainty in the global geopolitical landscape and macro-economic environment may impact our operations outside the
U.S., including in the Middle East where many of our water megaprojects are planned.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 36

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
political climate, political unrest internationally, and conflicts in Europe and the Middle East, such as the continuing 2026 conflict in Iran and
Iran’s response to attacks by the United States and Israel, have created global economic and political uncertainty, and have impacted demand for certain of our products. Further escalation of the conflict could heighten inflationary pressures on our input costs, adversely affect global financial markets, increase currency exchange rate volatility, and elevate interest rates, which could increase the cost of future financing.  While the impact and longevity of these factors remain uncertain, we are constantly evaluating the extent to which these factors will impact our business, financial condition, or results of operations.  Over the long-term, demand for our energy recovery devices could correlate to global macroeconomic and geopolitical factors.  Any disruption to the economic factors and regulations in these regions, which remain uncertain, may adversely affect our results of operations and financial condition.
In addition, there is uncertainty as to the position the U.S. will take with respect to world affairs.  This uncertainty may include such issues as the U.S. support for existing treaty and trade relationships with other countries, including, notably, China, Mexico and Canada.  This uncertainty, together with other recent key global events, such as currency control regulations and tariff regimes, economic sanctions and export controls, trade restrictions, ongoing terrorist activity, and hostilities in the Middle East, may adversely impact (i) the ability or willingness of non-U.S. companies to transact business with U.S. companies, including with us; (ii) our ability to transact business in other countries where we have existing or prospective customer relationships, including the Middle East, where many of the water megaprojects are planned; (iii) regulation and trade agreements affecting U.S. companies; (iv) global stock markets (including The NASDAQ Global Select
Market Composite on which our common shares are traded); and (v) general global economic conditions.  Furthermore, the conflicts in
Europe and the Middle East have resulted in worldwide geopolitical and macroeconomic uncertainty, and we cannot predict how these conflicts will evolve or their timing.  If these conflicts continue for a significant time, further expand to other countries or regions or cannot be stabilized by any diplomatic efforts, they could have additional adverse effects on macroeconomic conditions that may have a direct adverse impact on our business and/or our supply chain, business partners or customers in the broader region.  All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.
We face risks associated with our first international manufacturing facility in Saudi Arabia.
We are investing significant resources to establish and operate our first manufacturing facility outside the United States, located in
Saudi Arabia. The successful construction, commissioning, and operation of this facility are subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and cash flows.
The facility is currently under development and is expected to begin operations in 2027. Establishing a new manufacturing operation in a foreign jurisdiction presents challenges that we have not previously encountered at this scale, including obtaining and maintaining licenses, permits, and regulatory approvals; complying with local labor, tax, environmental, health and safety, customs, and other legal requirements; hiring, training, and retaining a skilled local workforce; and implementing our manufacturing processes, quality systems, and internal controls in a new operating environment. Any delays, cost overruns, construction deficiencies, supply chain disruptions, labor shortages, or difficulties in commissioning equipment could postpone the facility’s operational readiness, increase our costs, and delay anticipated benefits.
Our operations in Saudi Arabia also expose us to additional geopolitical, economic, and operational risks. These risks include changes in government policies, trade regulations, local content requirements, taxation, foreign investment rules, import and export controls, sanctions regimes, currency restrictions, and political or security conditions in the region. Any deterioration in regional stability, changes in regulatory frameworks, or actions by governmental authorities could adversely affect the facility, our employees, our suppliers, or our customers and could result in increased costs, operational disruptions, or limitations on our ability to conduct business in the region.
Further, the transfer of manufacturing knowledge, proprietary processes, and technology to a new foreign operation may increase the risk of unauthorized disclosure, misuse, or infringement of our intellectual property. We may also face challenges in maintaining consistent oversight, cybersecurity protections, internal controls, and compliance programs across geographically dispersed operations.
If we are unable to successfully construct, commission, ramp, and operate the Saudi Arabian facility on the timeline we expect, or if the facility fails to achieve its anticipated operational, financial, or strategic objectives, our growth prospects, competitive position, operating results, and long-term business strategy could be materially and adversely affected.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 37

Because the facility is not yet operational, there is substantial uncertainty regarding the timing and effectiveness of the commissioning and ramp-up process. Initial production volumes, labor productivity, manufacturing yields, quality metrics, and operating efficiencies may fall short of expectations. We may also encounter unforeseen technical, engineering, infrastructure, equipment integration, or supply chain issues during startup. Any such challenges could require additional capital expenditures, delay customer deliveries, increase operating costs, and adversely affect our ability to achieve expected returns on our investment.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
August 2025 Authorization
On August 6, 2025, we announced a share repurchase program (the “August 2025 Authorization”).  The following table summarizes the stock repurchase activity under the August 2025 Authorization during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares or Approximate Dollar Value(1) That May Yet to be Purchased Under the Program
				(In thousands)
April 1 – April 30, 2026	537,600	$10.72	537,600	$2,956
May 1 – May 31, 2026	294,950	$9.89	294,950	$—
June 1 – June 30, 2026	—	$—	—	$—

(1)Including commissions
May 2026 Authorization
On May 6, 2026, we announced a share repurchase program (the “May 2026 Authorization”).  The following table summarizes the stock repurchase activity under the August 2025 Authorization during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares or Approximate Dollar Value(1) That May Yet to be Purchased Under the Program
				(In thousands)
May 1 – May 31, 2026	—	$—	—	$25,000
June 1 – June 30, 2026	156,900	$8.52	156,900	$23,663

(1)Including commissions
Item 3 — Defaults Upon Senior Securities
None.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 38

Item 4 — Mine Safety Disclosures
Not applicable.
Item 5 — Other Information
10b5-1 Plans
As set forth below, during the three months ended June 30, 2026, one officer (within the meaning of Rule 16a-1(f) under the
Securities Exchange Act of 1934, as amended) has terminated and no officers have adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K). There has been no non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Name	Title	Date of Adoption or Termination (1)	Status (2)	Plan Type
Ram Ramanan	Chief Technology Officer	June 8, 2026	Termination	Rule 10b5-1 trading arrangement

(1)Effective (a) date of adoption; or (b) date of termination, of registrant’s Rule 10b5-1 trading arrangement.
(2)Activity related to registrant’s Rule 10b5-1 trading arrangement.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 39

Item 6 — Exhibits
A list of exhibits filed or furnished with this report or incorporated herein by reference is found in the Exhibit Index below.

Exhibit Number	Exhibit Description
10.1	Offer of Employment with Energy Recovery, Inc as Interim Chief Financial Officer
10.2	Offer of Employment with Energy Recovery, Inc as Interim President and Chief Executive
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, “Financial Information” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*Filed herewith.
**The certification furnished in Exhibit 32.1 is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Energy Recovery, Inc. | Q2'2026 Quarterly Report (Form 10-Q) | 40

    SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	August 5, 2026	By:	/s/ ALEXANDER J. BUEHLER
Alexander J. Buehler
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2026	By:	/s/ AIDAN RYAN
Aidan Ryan
Interim Chief Financial Officer
(Principal Financial Officer)