Form 10-Q
period 2026-09-30
Energy Recovery, Inc.
filed 2026-11-04
CIK 1421517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Large accelerated filer  ☑Accelerated filer  ☐Non-accelerated filer  ☐Smaller reporting company  ☐Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑
As of October 30, 2026, there were 50,763,193 shares of the registrant’s common stock outstanding.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q)

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | FLS 1

Forward-Looking Information
This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026, including Part I, Item 2,
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”), contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this report include, but are not limited to, statements about our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.
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
•our belief that our technology helps our customers achieve environmentally sustainable operations;
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
You should not place undue reliance on these forward-looking statements.  These forward-looking statements reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q.  All forward-looking statements included in this document are subject to additional risks and uncertainties further discussed under Part II, Item 1A, “Risk Factors,” and are based on information available to us as of November 4, 2026.  We assume no obligation to update any such forward-looking statements.  Certain risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements.  These forward-looking statements are disclosed from time to time in our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), as well as in Part II, Item 1A, “Risk Factors,” within this Quarterly
Report on Form 10-Q.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | FLS 2

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

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 1

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements (unaudited)
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$42,482	$48,076
Short-term investments	40,620	27,173
Accounts receivable, net	10,657	76,639
Inventories, net	44,050	24,260
Prepaid expenses and other assets	5,879	5,063
Total current assets	143,688	181,211
Long-term investments	2,503	8,034
Deferred tax assets, net	14,427	8,267
Property and equipment, net	11,761	12,934
Operating lease, right of use asset	7,118	7,701
Goodwill	11,128	12,790
Other assets, non-current	808	577
Total assets	$191,433	$231,514
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,661	$2,114
Accrued expenses and other liabilities	8,508	11,670
Lease liabilities	2,912	2,531
Contract liabilities	810	1,039
Total current liabilities	19,891	17,354
Lease liabilities, non-current	5,581	6,898
Other liabilities, non-current	1,204	1,070
Total liabilities	26,676	25,322
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	67	67
Additional paid-in capital	248,409	244,397
Accumulated other comprehensive loss	(530)	(94)
Treasury stock	(190,078)	(166,846)
Retained earnings	106,889	128,668
Total stockholders’ equity	164,757	206,192
Total liabilities and stockholders’ equity	$191,433	$231,514
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 2
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Revenue	$11,196	$32,000	$32,898	$68,116
Cost of revenue	6,999	11,442	15,410	25,146
Restructuring - inventory reserve	—	—	1,632	—
Gross profit	4,197	20,558	15,856	42,970

Operating expenses:
General and administrative	6,712	7,514	19,968	23,757
Sales and marketing	4,165	5,714	13,620	15,980
Research and development	3,115	3,668	8,753	10,120
Restructuring charges	—	—	2,391	539
Impairment of goodwill	—	—	1,662	—
Total operating expenses	13,992	16,896	46,394	50,396
Income (loss) from operations	(9,795)	3,662	(30,538)	(7,426)

Other income (expense):
Interest income	683	847	2,088	2,860
Other non-operating income (expense), net	(87)	45	143	25
Total other income, net	596	892	2,231	2,885
Income (loss) before income taxes	(9,199)	4,554	(28,307)	(4,541)
Provision for (benefit from) income taxes	(2,869)	680	(6,528)	(589)
Net income (loss)	$(6,330)	$3,874	$(21,779)	$(3,952)

Net income (loss) per share:
Basic	$ (0.12)	$ 0.07	$ (0.42)	$ (0.07)
Diluted	$ (0.12)	$ 0.07	$ (0.42)	$ (0.07)

Number of shares used in per share calculations:
Basic	51,033	53,162	51,714	54,101
Diluted	51,033	53,466	51,714	54,101
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 3
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net income (loss)	$(6,330)	$3,874	$(21,779)	$(3,952)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(65)	(68)	(324)	(31)
Unrealized gain (loss) on investments	(30)	65	(112)	(33)
Total other comprehensive loss, net of tax	(95)	(3)	(436)	(64)
Comprehensive income (loss)	$(6,425)	$3,871	$(22,215)	$(4,016)
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 4
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except shares)
Common stock
Beginning balance	$67	$67	$67	$66
Issuance of common stock	—	—	—	1
Ending balance	67	67	67	67

Additional paid-in capital
Beginning balance	247,317	239,883	244,397	235,010
Issuance of common stock	—	471	132	1,930
Shares held for tax withholdings	(43)	(91)	(725)	(567)
Stock-based compensation	1,135	2,081	4,605	5,971
Ending balance	248,409	242,344	248,409	242,344

Accumulated other comprehensive (loss) income
Beginning balance	(435)	37	(94)	98
Other comprehensive loss
Foreign currency translation adjustments	(65)	(68)	(324)	(31)
Unrealized (loss) gain on investments	(30)	65	(112)	(33)
Total other comprehensive loss, net	(95)	(3)	(436)	(64)
Ending balance	(530)	34	(530)	34

Treasury stock
Beginning balance	(187,690)	(152,660)	(166,846)	(130,870)
Common stock repurchased	(2,388)	(10,707)	(23,232)	(32,497)
Ending balance	(190,078)	(163,367)	(190,078)	(163,367)

Retained earnings
Beginning balance	113,219	97,880	128,668	105,706
Net (loss) income	(6,330)	3,874	(21,779)	(3,952)
Ending balance	106,889	101,754	106,889	101,754

Total stockholders’ equity	$164,757	$180,832	$164,757	$180,832

Common stock issued (shares)
Beginning balance	67,091,786	66,637,788	66,774,081	66,182,906
Issuance of common stock	36,084	71,876	353,789	526,758
Ending balance	67,127,870	66,709,664	67,127,870	66,709,664

Treasury stock (shares)
Beginning balance	15,917,012	12,954,253	13,967,259	11,397,045
Common stock repurchased	287,700	775,610	2,237,453	2,332,818
Ending balance	16,204,712	13,729,863	16,204,712	13,729,863

Total common stock outstanding (shares)
Beginning Balance	51,174,774	53,683,535	52,806,822	54,785,861
Issuance of common stock	36,084	71,876	353,789	526,758
Common stock repurchased	(287,700)	(775,610)	(2,237,453)	(2,332,818)
Ending Balance	50,923,158	52,979,801	50,923,158	52,979,801
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 5
ENERGY RECOVERY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
(In thousands)
Cash flows from operating activities:
Net loss	$(21,779)	$(3,952)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Stock-based compensation	4,396	6,106
Depreciation and amortization	3,008	2,819
Accretion (amortization) of discounts (premiums) on investments	(329)	(308)
Deferred income taxes	(6,160)	(707)
Impairment of long-lived assets	—	353
Impairment of goodwill	1,662	—
Restructuring - inventory reserve	1,632	—
Inventory reserve adjustment	766	575
Other non-cash adjustments	(52)	(91)
Changes in operating assets and liabilities:
Accounts receivable, net	65,997	19,946
Contract assets	1,647	(17)
Inventories, net	(22,213)	(9,320)
Prepaid expenses and other assets	(2,365)	(1,063)
Accounts payable	5,229	1,212
Income taxes	(2,368)	(903)
Accrued expenses and other liabilities	(746)	(4,319)
Contract liabilities	(229)	1,362
Net cash provided by operating activities	28,096	11,693

Cash flows from investing activities:
Maturities of marketable securities	38,250	60,150
Purchases of marketable securities	(45,946)	(22,480)
Capital expenditures	(2,148)	(668)
Proceeds from sales of fixed assets	13	10
Net cash (used in) provided by investing activities	(9,831)	37,012

Cash flows from financing activities:
Net proceeds from issuance of common stock	132	1,931
Tax payment for employee shares withheld	(725)	(567)
Repurchase of common stock	(23,047)	(32,178)
Payment of excise tax associated with repurchase of common stock	(199)	(603)
Net cash used in financing activities	(23,839)	(31,417)

Effect of exchange rate differences on cash and cash equivalents	(20)	58
Net change in cash, cash equivalents and restricted cash	(5,594)	17,346
Cash, cash equivalents and restricted cash, beginning of year	48,076	29,757
Cash and cash equivalents, end of period	$42,482	$47,103
See Accompanying Notes to Condensed Consolidated Financial Statements

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 6

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
The September 30, 2026 unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited
Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2025 included in the Company’s Annual
Report on Form 10-K filed with the SEC on February 25, 2026 (the “2025 Annual Report”).
The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Reclassifications
Certain prior period amounts have been reclassified in certain notes to the Condensed Consolidated Financial Statements to conform to the current period presentation.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 7

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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 4, 2026, the date of issuance of this Quarterly Report on Form 10-Q.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
There have been no issued accounting pronouncements that have not yet been adopted during the nine months ended
September 30, 2026 that apply to the Company other than the pronouncements disclosed in Note 1, “Description of Business and Significant
Accounting Policies - Recently Issued Accounting Pronouncements Not Yet Adopted,” of the Notes to Consolidated Financial Statements
included in Item 8, “Financial Statements and Supplementary Data,” of the 2025 Annual Report.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 8

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

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
	Desalination	Wastewater	Corporate and Other(1)	Total	Desalination	Wastewater	Corporate and Other(1)	Total
	(In thousands)
Geographical market
Middle East	$3,898	$27	$—	$3,925	$12,486	$27	$77	$12,590
Africa	326	—	—	326	997	—	—	997
Other	6,469	449	27	6,945	17,600	1,563	148	19,311
Total revenue	$10,693	$476	$27	$11,196	$31,083	$1,590	$225	$32,898

Channel
Original equipment manufacturer	$5,760	$435	$27	$6,222	$16,291	$1,549	$148	$17,988
Aftermarket	3,999	41	—	4,040	10,788	41	77	10,906
Megaproject	934	—	—	934	4,004	—	—	4,004
Total revenue	$10,693	$476	$27	$11,196	$31,083	$1,590	$225	$32,898
1Corporate and Other includes amounts not allocated to segments, which includes revenue associated with what was previously the
Emerging Technologies segment.

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Desalination	Wastewater	Corporate and Other(1)	Total	Desalination	Wastewater	Corporate and Other(1)	Total
	(In thousands)
Geographical market
Middle East	$6,194	$168	$—	$6,362	$16,483	$168	$93	$16,744
Africa	10,323	—	—	10,323	12,238	—	—	12,238
Other	12,593	2,650	72	15,315	33,648	5,294	192	39,134
Total revenue	$29,110	$2,818	$72	$32,000	$62,369	$5,462	$285	$68,116

Channel
Original equipment manufacturer	$6,081	$2,809	$72	$8,962	$15,820	$5,309	$191	$21,320
Aftermarket	4,629	9	—	4,638	13,311	153	94	13,558
Megaproject	18,400	—	—	18,400	33,238	—	—	33,238
Total revenue	$29,110	$2,818	$72	$32,000	$62,369	$5,462	$285	$68,116
1Corporate and Other includes amounts not allocated to segments, which includes revenue associated with what was previously the
Emerging Technologies segment.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 9

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract Balances
The following table presents contract balances by category.

	September 30, 2026	December 31, 2025
	(In thousands)
Accounts receivable, net	$10,657	$76,639
Contract assets, current (included in prepaid expenses and other assets)	$—	$1,647

Contract liabilities:
Contract liabilities, current	$810	$1,039
Total contract liabilities	$810	$1,039
Contract Liabilities
The Company records contract liabilities, which consist of customer deposits and deferred revenue, when cash payments are received in advance of the Company’s performance.  The following table presents the change in contract liability balances during the reported periods.

	September 30, 2026	December 31, 2025
(In thousands)
Contract liabilities, beginning of year	$1,039	$571
Revenue recognized	(464)	(297)
Cash received, excluding amounts recognized as revenue during the period	235	765
Contract liabilities, end of period	$810	$1,039
Remaining Performance Obligations
As of September 30, 2026, the following table presents the revenue that is expected to be recognized related to performance obligations that are unsatisfied or partially unsatisfied. These amounts exclude the value of remaining performance obligations for contracts with an original expected delivery date of one year or less.

Period	Remaining Performance Obligations
(In thousands)
2026 (remaining three months)	$260
2027	8,669
2028	—
2029	1,680
Total	$10,609

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 10

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
The following tables present the computation of basic and diluted income (loss) per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Numerator
Net income (loss)	$(6,330)	$3,874	$(21,779)	$(3,952)

Denominator (weighted average shares)
Basic common shares outstanding	51,033	53,162	51,714	54,101
Stock options	—	169	—	—
RSUs	—	135	—	—
Diluted common shares outstanding	51,033	53,466	51,714	54,101

Income (Loss) Per Share
Basic	$ (0.12)	$ 0.07	$ (0.42)	$ (0.07)
Diluted	$ (0.12)	$ 0.07	$ (0.42)	$ (0.07)
The following tables present the equity awards that are excluded from diluted income (loss) per share because (i) their effect would have been anti-dilutive, or (ii) the equity awards were contingent upon conditions for issuance which were not satisfied as of September 30,
2026.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Anti-dilutive equity award shares	2,239	1,048	2,239	2,949

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 11

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — Other Financial Information
Inventories, net
Inventory amounts are stated at the lower of cost or net realizable value, using the first-in, first-out method.

	September 30, 2026	December 31, 2025
	(In thousands)
Raw materials	$13,223	$8,289
Work in process	10,937	6,270
Finished goods	22,746	10,768
Inventories, gross	46,906	25,327
Valuation adjustments for excess and obsolete inventory	(2,856)	(1,067)
Inventories, net	$44,050	$24,260
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
$1.7 million during the nine months ended September 30, 2026. No impairment charges were recorded during the three months ended
September 30, 2026.
Accrued Expenses and Other Liabilities

	September 30, 2026	December 31, 2025
	(In thousands)
Accrued expenses and other liabilities, current
Payroll, benefits, incentives and commissions payable	$5,786	$6,683
Warranty reserve	161	205
Restructuring accrual	294	—
Income taxes payable	33	2,401
Other accrued expenses and other liabilities	2,234	2,381
Total accrued expenses and other liabilities	8,508	11,670

Other liabilities, non-current	1,204	1,070
Total accrued expenses, and current and non-current other liabilities	$9,712	$12,740
Restructuring

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 12

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2024 Restructuring Plan
During the fourth quarter of fiscal year 2024, the Company implemented a restructuring plan which included reductions primarily within the G&A function, in order to lower the Company’s operating cost structure, and to position the Company for profitable growth.  The Company recorded a restructuring charge of approximately $2.8 million in total, of which $0.5 million was recorded during the nine months ended
September 30, 2025. No restructuring charges were recorded during the three months ended September 30, 2025. The total restructuring charge recorded relates to severance and benefits, including reemployment assistance, for 38 terminated employees, which was approximately 15% of the Company’s workforce.  The restructuring plan was complete as of December 31, 2025.  All expenses associated with the Company’s restructuring plan are included in “Restructuring charges” in the Condensed Consolidated Statements of Operations.
2026 Restructuring Plan
During the first quarter of fiscal year 2026, the Company wound down operations of the CO2 retail grocery business within its
Emerging Technologies segment due to a fundamental change in the outlook of the business. The Company recorded a restructuring charge of approximately $2.4 million during the nine months ended September 30, 2026. No restructuring charges were recorded during the three months ended September 30, 2026. The restructuring charge recorded relates to severance and benefits, including reemployment assistance, for 23 terminated employees. In addition, during the nine months ended September 30, 2026, the Company incurred other related charges associated with the wind down of the CO2 retail grocery business, including excess and obsolescence reserves taken on CO2 inventory of approximately $1.6 million and impairment of goodwill of approximately $1.7 million, which are included in “Restructuring -
inventory reserve” and “Impairment of goodwill” in the Condensed Consolidated Statements of Operations, respectively. The Company did not incur any excess and obsolescence reserves or impairments of goodwill during the three months ended September 30, 2026. Refer to section Goodwill within this footnote for additional information. The restructuring plan was substantially complete by the end of the second quarter of fiscal year 2026 and the Company does not expect to incur significant additional expenses related to the restructuring.
The following table presents the change in the Company’s restructuring accrual balances, which is included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets, during the nine months ended September 30, 2026:

Severance and Benefits
(In thousands)
Balance, as of December 31, 2024	$2,476
Restructuring provision, net of adjustments	313
Cash paid	(2,789)
Balance, as of December 31, 2025	$—
Restructuring provision	2,391
Cash paid	(2,097)
Balance, as of September 30, 2026	$294

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 13

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Investments and Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the Company’s financial assets measured on a recurring basis by contractual maturity, including pricing category, amortized cost and fair value. Gross unrealized gains and losses were not material for the periods presented.  As of September 30,
2026 and December 31, 2025, the Company had no financial liabilities and no Level 3 financial assets.

		September 30, 2026		December 31, 2025
	Pricing Category	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)
Cash equivalents
Money market securities	Level 1	$17,811	$17,811	$11,225	$11,225
U.S. treasury securities	Level 2	—	—	12,952	12,955
Total cash equivalents		17,811	17,811	24,177	24,180

Short-term investments
U.S. treasury securities	Level 2	23,689	23,674	13,618	13,640
Corporate notes and bonds	Level 2	16,985	16,946	13,505	13,533
Total short-term investments		40,674	40,620	27,123	27,173

Long-term investments
U.S. treasury securities	Level 2	—	—	1,959	1,971
Corporate notes and bonds	Level 2	2,504	2,503	6,038	6,063
Total long-term investments		2,504	2,503	7,997	8,034
Total short and long-term investments		43,178	43,123	35,120	35,207
Total		$60,989	$60,934	$59,297	$59,387

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 14

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
Under the Credit Agreement, as of September 30, 2026, there were no revolving loans outstanding.  In addition, under the LCs component, as of September 30, 2026 and December 31, 2025, the Company utilized $20.0 million and $20.4 million, respectively, of the maximum allowable credit line of $30.0 million, which includes newly issued LCs and previously issued and unexpired stand-by letters of credit (“SBLCs”).  As of September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 15

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Commitments and Contingencies
Sublease
On March 10, 2025, the Company entered into an agreement to sublease its Katy, Texas operating lease. The sublease commenced on March 10, 2025 and will expire on December 31, 2029. The sublease is classified as an operating lease and has a remaining lease term of 3.3 years as of September 30, 2026. Sublease income was immaterial during the nine months ended September 30, 2026 and 2025, and is recorded as a reduction of lease expense in “General and administrative” within the Company’s Condensed Consolidated Statements of
Operations.
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
The Company calculated the impairment charge by comparing the carrying value of the Katy, Texas operating lease to its fair value, which was calculated based on the net discounted cash flows associated with the sublease. The Company recorded a total impairment charge of $0.4 million during the nine months ended September 30, 2025, of which $0.2 million and $0.2 million was recorded against the right-of-use asset and the associated leasehold improvements, respectively. No impairment charges were incurred during the three months ended September 30, 2025. The allocation of the impairment charge was based on the relative carrying value of the assets. The impairment charge was recorded in “General and administrative” within the Company’s Condensed Consolidated Statements of Operations.
Litigation
From time-to-time, the Company has been named in and subject to various proceedings and claims in connection with its business.
The Company may in the future become involved in litigation in the ordinary course of business, including litigation that could be material to its business.  The Company considers all claims, if any, on a quarterly basis and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable.  Based upon this assessment, the Company then evaluates disclosure requirements and whether to accrue for such claims in its consolidated financial statements.  The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  As of September 30, 2026, the Company was not involved in any lawsuits, legal proceedings or claims that would have a material effect on the Company’s financial position, results of operations, or cash flows.  Therefore, there were no material losses which were probable or reasonably estimable and accordingly, the Company did not record a provision for litigation as of September 30, 2026 and December 31, 2025.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 16

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(2,869)	$680	$(6,528)	$(589)
Discrete items	241	(117)	(76)	(87)
Provision for (benefit from) income taxes, excluding discrete items	$(2,628)	$563	$(6,604)	$(676)
Effective tax rate	31.2%	14.9%	23.1%	13.0%
Effective tax rate, excluding discrete items	28.6%	12.4%	23.3%	14.9%
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
For the three and nine months ended September 30, 2026, the recognized benefit from income taxes resulted from the tax projection based on the full year forecast and included benefits related to the U.S. federal research and development (“R&D”) tax credit, reduced by certain permanent differences, such as non-deductible stock-based compensation as well as an increase in the California valuation allowance for California R&D tax credits.
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
The effective tax rate excluding discrete items for the three months ended September 30, 2026, as compared to the prior year, differed primarily due to a change in the full year forecast for 2026, with the projection that the Company will not generate any tax incentives from the U.S. federal foreign-derived intangible income (“FDDEI”), previously called “FDII”, in 2026, combined with non-deductible expenses, most of which relates to non-deductible stock-based compensation.
The effective tax rate excluding discrete items for the nine months ended September 30, 2026, as compared to the prior year, differed primarily due to the projection that the Company will not generate the FDDEI deduction in 2026 due to the Company’s change in the full year forecast.
On July 4, 2025, the One Big Beautiful Bill (“OBBBA”) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. During the three and nine months ended September 30, 2026, the Company recorded its best estimate of the impact of the OBBBA on the income tax provision. The Company will continue to evaluate the elections available within the OBBBA, which may impact the timing of permanent and temporary differences within the Company’s tax provision.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 17

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
During the nine months ended September 30, 2026, the Company changed the composition of its reportable segments to better reflect how the CODM manages the business. During the first quarter of fiscal 2026, the Water segment was separated into two segments, the Desalination segment and the Wastewater segment, as both met the criteria of a reportable segment. During the first quarter of fiscal
2026, the CO2 retail grocery business within the Emerging Technologies segment was wound-down, which resulted in the Emerging
Technologies segment no longer meeting the criteria of a reportable segment as of the second quarter of fiscal 2026. As a result, revenue and expenses associated with the former Emerging Technologies segment have been included within Corporate and Other. Prior periods have been recast to conform to the current year presentation. The recast of prior year information had no impact on the Company’s
Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of
Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows.
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
Corporate and Other:  Corporate and Other includes certain unallocated expenses outside of the operating segments, such as audit and accounting services, legal services, board of director fees and expenses, human resources activities, information systems activities and other separately managed general expenses not related to the identified segments.  In addition,
Corporate and Other includes the development costs, sales and support of activities related to Emerging Technologies as this segment no longer met the criteria of a reportable segment.
The following tables present a summary of the Company’s financial information by segment, including significant segment expenses, and corporate operating expenses.

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
	Desalination	Wastewater	Corporate and Other	Total	Desalination	Wastewater	Corporate and Other	Total
	(In thousands)
Revenue	$10,693	$476	$27	$11,196	$31,083	$1,590	$225	$32,898
Cost of revenue	6,625	321	53	6,999	14,348	949	113	15,410
Restructuring - inventory reserve	—	—	—	—	—	—	1,632	1,632
Gross profit (loss)	4,068	155	(26)	4,197	16,735	641	(1,520)	15,856

Operating expenses
General and administrative	1,621	208	4,883	6,712	3,402	2,061	14,505	19,968
Sales and marketing	2,678	1,051	436	4,165	7,616	3,423	2,581	13,620
Research and development	1,391	284	1,440	3,115	5,398	682	2,673	8,753
Restructuring charges	—	—	—	—	335	18	2,038	2,391
Impairment of goodwill	—	—	—	—	—	—	1,662	1,662
Total operating expenses	5,690	1,543	6,759	13,992	16,751	6,184	23,459	46,394
Operating loss	$(1,622)	$(1,388)	$(6,785)	$(9,795)	$(16)	$(5,543)	$(24,979)	$(30,538)

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 18

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Desalination	Wastewater	Corporate and Other	Total	Desalination	Wastewater	Corporate and Other	Total
	(In thousands)
Revenue	$29,110	$2,818	$72	$32,000	$62,369	$5,462	$285	$68,116
Cost of revenue	10,119	1,204	119	11,442	22,760	2,050	336	25,146
Gross profit (loss)	18,991	1,614	(47)	20,558	39,609	3,412	(51)	42,970

Operating expenses
General and administrative	719	699	6,096	7,514	2,352	1,962	19,443	23,757
Sales and marketing	2,539	1,165	2,010	5,714	6,830	3,299	5,851	15,980
Research and development	1,659	161	1,848	3,668	3,878	724	5,518	10,120
Restructuring charges	—	—	—	—	107	103	329	539
Total operating expenses	4,917	2,025	9,954	16,896	13,167	6,088	31,141	50,396
Operating income (loss)	$14,074	$(411)	$(10,001)	$3,662	$26,442	$(2,676)	$(31,192)	$(7,426)

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 19

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 — Concentrations
Revenue by Country
The following tables present the Company’s product revenue by country.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue by country:(1)
Morocco	**	29%	**	16%
Egypt	**	**	15%	**
India	**	15%	**	10%
Saudi Arabia	14%	13%	11%	**
Spain	**	**	**	13%
China	**	**	**	10%
Others(2)	86%	43%	74%	51%
Total	100%	100%	100%	100%

**Zero or less than 10%.
(1)Countries representing 10% or more of product revenues for the periods presented.
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
time, the concentration of revenue between a limited number of customers shifts regularly, depending on when revenue is recognized.  The percentages by customer reflect specific relationships or contracts that would concentrate revenue for the periods presented and do not indicate a trend specific to any one customer.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Segment	2026	2025	2026	2025
Customer A	Desalination	**	26%	**	12%
Customer B	Desalination	**	13%	**	**
Customer C	Desalination	**	10%	**	**

**Zero or less than 10%.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 20

ENERGY RECOVERY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11 — Stockholders’ Equity
Share Repurchase Programs
The Company’s Board, from time-to-time, has authorized share repurchase programs under which the Company may, at the discretion of management, repurchase its outstanding common stock in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws.  The timing and amounts of any purchase under the Company’s share repurchase programs is based on market conditions and other factors including price, regulatory requirements, and capital availability.  The
Company accounts for stock repurchases under these programs using the cost method.  As of September 30, 2026, the Company has repurchased 16,204,712 shares of its common stock at an aggregate cost of $189.1 million under all share repurchase programs.
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
Of the 2,179,419 shares purchased, 1,792,853 were purchased during the nine months ended September 30, 2026 for $19.3 million.
No shares were repurchased during the three months ended September 30, 2026.
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
The following table presents the share repurchase activities under the May 2026 Authorization as of September 30, 2026.

	Number of Shares Purchased	Average Price Paid per Share(1)	Plan Activity
			(In millions)
May 2026 Authorization			$25.0
Repurchases under May 2026 Authorization	444,600	$8.31	(3.7)
Remaining amount under May 2026 Authorization			$21.3

(1)Excluding commissions
Of the 444,600 shares purchased, 287,700 and 444,600 were purchased during the three and nine months ended September 30,
2026 for $2.4 million and $3.7 million, respectively.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 21

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
During the nine months ended September 30, 2026, we changed the composition of our reportable segments to reflect the change in how the CODM manages the business. During the first quarter of fiscal 2026, the Water segment was separated into two segments, the
Desalination segment and the Wastewater segment. During the first quarter of fiscal 2026, the CO2 retail grocery business within the
Emerging Technologies segment was wound-down, which resulted in the Emerging Technologies segment no longer meeting the criteria of a reportable segment as of the second quarter of fiscal 2026. As a result, revenue and expenses associated with the former Emerging
Technologies segment have been included within Corporate and Other.  Prior periods have been recast to conform to the current year presentation.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 22

Results of Operations
A discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, is presented below.
Revenue
As a significant portion of our revenue is derived from large project contract deliveries that are up to 36 months from contract date, variability in revenue from quarter to quarter is typical, therefore year-on-year comparisons are not necessarily indicative of the trend for the full year due to these variations.  There is no specific seasonality in our revenues to highlight.
Revenue by Channel Customers

	Three Months Ended September 30,
	2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue	Change
	(In thousands, except percentages)
Original equipment manufacturer	$6,222	56%	$8,962	28%	$(2,740)	(31%)
Aftermarket	4,040	36%	4,638	14%	(598)	(13%)
Megaproject	934	8%	18,400	58%	(17,466)	(95%)
Total revenue	$11,196	100%	$32,000	100%	$(20,804)	(65%)

	Nine Months Ended September 30,
	2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue	Change
	(In thousands, except percentages)
Original equipment manufacturer	$17,988	55%	$21,320	31%	$(3,332)	(16%)
Aftermarket	10,906	33%	13,558	20%	(2,652)	(20%)
Megaproject	4,004	12%	33,238	49%	(29,234)	(88%)
Total revenue	$32,898	100%	$68,116	100%	$(35,218)	(52%)
Revenue Attributable to Primary Geographical Markets by Segments

	Three Months Ended September 30,
	2026				2025
	Desalination	Wastewater	Corporate and Other	Total	Desalination	Wastewater	Corporate and Other	Total
	(In thousands)
Middle East	$3,898	$27	$—	$3,925	$6,194	$168	$—	$6,362
Africa	326	—	—	326	10,323	—	—	10,323
Other	6,469	449	27	6,945	12,593	2,650	72	15,315
Total revenue	$10,693	$476	$27	$11,196	$29,110	$2,818	$72	$32,000

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 23

	Nine Months Ended September 30,
	2026				2025
	Desalination	Wastewater	Corporate and Other	Total	Desalination	Wastewater	Corporate and Other	Total
	(In thousands)
Middle East	$12,486	$27	$77	$12,590	$16,483	$168	$93	$16,744
Africa	997	—	—	997	12,238	—	—	12,238
Other	17,600	1,563	148	19,311	33,648	5,294	192	39,134
Total revenue	$31,083	$1,590	$225	$32,898	$62,369	$5,462	$285	$68,116
Three months ended September 30, 2026, as compared to the three months ended September 30, 2025
The decrease in Original Equipment Manufacturer (“OEM”) revenue of $2.7 million was due primarily to:
•Desalination: The decrease in revenue of $0.3 million was due primarily to lower shipments of products to the America and Africa markets, partially offset by higher shipments of products to the Europe, Asia, and Middle East markets.
•Wastewater: The decrease in revenue of $2.4 million was due primarily to lower shipments of products to the Asia and Europe markets.
The decrease in After Market (“AM”) revenue of $0.6 million was due primarily to lower shipment of products to the Africa market.
The decrease in Megaproject (“MPD”) revenue of $17.5 million was due primarily to lower shipments of products to the Africa, Asia, and Middle East markets.
Nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025
The decrease in OEM revenue of $3.3 million was due primarily to:
•Desalination: The increase in revenue of $0.5 million was due primarily to higher shipments of products to the Europe and Middle
East markets, partially offset by lower shipments of products to the Asia and Africa markets.
•Wastewater: The decrease in revenue of $3.8 million was due primarily to lower shipments of products to the Asia and Europe markets.
The decrease in AM revenue of $2.7 million was primarily due to lower shipments to the Asia, Europe, and Africa markets.
The decrease in MPD revenue of $29.2 million was due primarily to lower shipments to the Asia, Africa, Europe and Middle East markets.
Concentration of Revenue
See Note 10, “Concentrations,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements
(unaudited),” of this Quarterly Report on Form 10-Q (the “Notes”) for further discussion regarding our concentration of revenue.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue and restructuring - inventory reserve.  Cost of revenue consists primarily of raw materials, personnel costs (including stock-based compensation), manufacturing overhead, warranty costs, and depreciation expense.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 24

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(In thousands, except percentage and basis point)
Gross profit	$4,197	$20,558	$(16,361)	$15,856	$42,970	$(27,114)
Gross margin	37.5%	64.2%	(2,670) bps	48.2%	63.1%	(1,490) bps
The decrease in gross profit and gross margin for the three months ended September 30, 2026, as compared to the prior year, was due primarily to lower volume as well as product mix and indirect manufacturing costs, partially offset by channel mix.
The decrease in gross profit and gross margin for the nine months ended September 30, 2026, as compared to the prior year, was due primarily to lower volume as well as $1.6 million of restructuring charges booked to inventory associated with the wind down of the CO2 retail grocery business, partially offset by product and channel mix.
Operating Expenses
The total material changes of general and administrative (“G&A”), sales and marketing (“S&M”) and R&D operating expenses for the three and nine months ended September 30, 2026, as compared to the comparable periods in the prior year, are discussed within the following overall operating expenditures, and the segment and corporate operating expenses discussions below.

	Three Months Ended September 30,
	2026				2025
	Desalination	Wastewater	Corporate and Other	Total	Desalination	Wastewater	Corporate and Other	Total
	(In thousands)
Operating expenses
General and administrative	$1,621	$208	$4,883	$6,712	$719	$699	$6,096	$7,514
Sales and marketing	2,678	1,051	436	4,165	2,539	1,165	2,010	5,714
Research and development	1,391	284	1,440	3,115	1,659	161	1,848	3,668
Total operating expenses	$5,690	$1,543	$6,759	$13,992	$4,917	$2,025	$9,954	$16,896
Three months ended September 30, 2026, as compared to the three months ended September 30, 2025
Overall Operating Expenditures.  Overall operating expenditures decreased $2.9 million, or (17.2%).  This decrease was primarily due to lower employee compensation costs, including stock-based compensation expense, and lower consulting costs.
Desalination Segment.  Desalination segment operating expenses increased by $0.8 million, or 15.7%.  This increase was primarily due to higher product development costs.
Wastewater Segment.  Wastewater segment operating expenses decreased by $0.5 million, or (23.8%). This decrease was primarily due to lower employee compensation costs, including stock-based compensation expense.
Corporate and Other. Corporate and Other decreased by $3.2 million, or (32.1)%. This decrease was primarily due to lower employee compensation costs, including stock-based compensation expense and consulting costs.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 25

	Nine Months Ended September 30,
	2026				2025
	Desalination	Wastewater	Corporate and Other	Total	Desalination	Wastewater	Corporate and Other	Total
	(In thousands)
General and administrative	$3,402	$2,061	$14,505	$19,968	$2,352	$1,962	$19,443	$23,757
Sales and marketing	7,616	3,423	2,581	13,620	6,830	3,299	5,851	15,980
Research and development	5,398	682	2,673	8,753	3,878	724	5,518	10,120
Restructuring charges	335	18	2,038	2,391	107	103	329	539
Impairment of goodwill	—	—	1,662	1,662	—	—	—	—
Total operating expenses	$16,751	$6,184	$23,459	$46,394	$13,167	$6,088	$31,141	$50,396
Nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025
Overall Operating Expenditures.  Overall operating expenditures decreased by $4.0 million, or (7.9%).  This decrease was primarily due to lower employee compensation costs, including stock-based compensation expense, and lower consulting costs, and was partially offset by impairment of goodwill and restructuring charges incurred as part of the wind down of the CO2 retail grocery business.
Desalination Segment. Desalination segment related operating expenses increased by $3.6 million, or 27.2%.  This increase was primarily due to higher employee compensation costs, including stock-based compensation costs and higher restructuring charges.
Wastewater Segment. Wastewater segment related operating expenses increased by $0.1 million, or 1.6%. This increase was primarily due to higher consulting costs, which was offset by lower employee compensation costs, including stock-based compensation costs.
Corporate and Other.  Corporate and Other decreased by $7.7 million, or (24.7)%.  This decrease was primarily due to lower employee compensation costs, including stock-based compensation expense, lower consulting costs and lower emerging technology development costs, partially offset by impairment of goodwill and restructuring charges incurred as part of the wind down of the CO2 retail grocery business.
Restructuring Charges. During the first quarter of fiscal year 2026, we wound down operations of the CO2 retail grocery business within our Emerging Technologies segment due to a fundamental change in the outlook of the business. We recorded a restructuring charge of approximately $2.4 million during the nine months ended September 30, 2026. The total restructuring charge recorded relates to severance and benefits, including reemployment assistance, for 23 terminated employees.  In addition to the restructuring charges, we incurred other related charges associated with the wind down of the CO2 retail grocery business, including excess and obsolescence reserves taken on CO2 inventory of approximately $1.6 million and impairment of goodwill of approximately $1.7 million, which are included in “Restructuring -
inventory reserve” and “Impairment of goodwill” in the Condensed Consolidated Statements of Operations, respectively.  The restructuring plan was substantially complete by the end of the second quarter of fiscal year 2026 and we do not expect to incur significant additional expenses related to the restructuring.
During the fourth quarter of fiscal year 2024, we implemented a restructuring plan which included reductions in our workforce in all functions of the organization, primarily within the G&A function, in order to lower our operating cost structure, and to position the Company for profitable growth.  We recorded total restructuring charges of approximately $2.8 million, of which $0.5 million was recorded during the nine months ended September 30, 2025. The total restructuring charge relates to severance and benefits, including reemployment assistance, for
38 terminated employees, which was approximately 15% of our workforce.  The implementation of the restructuring plan was complete as of
December 31, 2025. See Note 4, “Other Financial Information – Restructuring,” of the Notes for further discussion and disclosure on our restructuring program.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 26

Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Interest income	$683	$847	$2,088	$2,860
Other non-operating income (expense), net	(87)	45	143	25
Total other income, net	$596	$892	$2,231	$2,885
The decrease in “Total other income, net” in the three and nine months ended September 30, 2026, as compared to the comparable period in the prior year, was primarily due to a decrease in the interest rate for short- and long-term investments.
Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except percentages)
(Benefit from) provision for income taxes	$(2,869)	$680	$(6,528)	$(589)
Discrete items	241	(117)	(76)	(87)
(Benefit from) provision for income taxes, excluding discrete items	$(2,628)	$563	$(6,604)	$(676)
Effective tax rate	31.2%	14.9%	23.1%	13.0%
Effective tax rate, excluding discrete items	28.6%	12.4%	23.3%	14.9%
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
For the three and nine months ended September 30, 2026, the recognized benefit from income taxes resulted from the tax projection based on the full year forecast and included benefits related to the U.S. federal research and development (“R&D”) tax credit, and certain permanent differences, such as non-deductible stock-based compensation as well as an increase in the California valuation allowance for
California R&D tax credits.
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
The effective tax rate excluding discrete items for the nine months ended September 30, 2026, as compared to the prior year, differed primarily due to the projection that the Company will not generate the U.S. federal foreign-derived intangible income deduction in 2026 due to the Company’s change in the full year forecast.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 27

Liquidity and Capital Resources
Overview
From time-to-time, management and our Board of Directors (the “Board”) review our liquidity and future cash needs and may make a decision to (1) return capital to our shareholders through a share repurchase program or dividend payout; or (2) seek additional debt or equity financing.  As of September 30, 2026, our principal sources of liquidity consisted of (i) unrestricted cash and cash equivalents of $42.5 million that are held in cash accounts and invested in money market funds and U.S. treasury securities; (ii) investment-grade short-term and long-
term marketable debt instruments of $43.1 million that are primarily invested in U.S. treasury securities and corporate notes and bonds; and
(iii) accounts receivable, net of allowances, of $10.7 million.  As of September 30, 2026, there was unrestricted cash of $0.8 million held outside the U.S.  We invest cash not needed for current operations predominantly in investment-grade, marketable debt instruments with the intent to make such funds available for future operating purposes, as needed.  Although these securities are available for sale, we generally hold these securities to maturity, and therefore, do not currently see a need to trade these securities in order to support our liquidity needs in the foreseeable future.  We believe the risk of this portfolio to us is in the ability of the underlying companies or government agencies to cover their obligations at maturity, not in our ability to trade these securities at a profit.  Based on current projections, we believe existing cash balances and future cash inflows from this portfolio will meet our liquidity needs for at least the next 12 months.
Credit Agreement
We entered into a credit agreement with JPMorgan Chase Bank, N.A. on December 22, 2021 (as amended, the “Credit Agreement”).
The Credit Agreement provides a committed revolving credit line of $50.0 million and includes both a revolving loan and letters of credit
(“LCs”) component. The Credit Agreement was amended on January 21, 2026 to extend the expiration date from December 21, 2026 to
January 21, 2031. The maximum allowable LCs under the credit line component of the Credit Agreement is $30.0 million.  As of
September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.
See Note 6, “Lines of Credit,” of the Notes for further discussion related to the Credit Agreement.
Share Repurchase Programs
The Board, from time-to-time, has authorized share repurchase programs under which we may, at our discretion, repurchase the
Company’s outstanding common stock in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws.  The timing and amounts of any purchase under the share repurchase programs are based on market conditions and other factors including price, regulatory requirements, and capital availability.  We account for stock repurchases under these programs using the cost method.  As of September 30, 2026, we have cumulatively repurchased 16.2 million shares of the Company’s common stock at an aggregate cost of $189.1 million under all share repurchase programs.  The following is a discussion of the current share repurchase program during the three and nine months ended September 30, 2026.  See Note 11, “Stockholders’ Equity – Share Repurchase Programs,”
of the Notes for further discussion related to share repurchase programs and a reconciliation of the latest share repurchase plan balance.
On August 6, 2025, we announced that the Board authorized a share repurchase program under which we may repurchase our outstanding common stock, at the discretion of management, up to $25.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “August 2025 Authorization”).  We began repurchasing our outstanding common stock under the August 2025 Authorization in August 2025. The August 2025 Authorization expired in
May 2026. As of September 30, 2026, we have repurchased 2,179,419 shares of our common stock at an aggregate cost of approximately
$25.0 million of which 1,792,853 shares were purchased during the nine months ended September 30, 2026 at an aggregate cost of approximately  $19.3 million. No shares were purchased during the three months ended September 30, 2026.
On May 6, 2026, we announced that the Board authorized a share repurchase program under which we may repurchase our outstanding common stock, at the discretion of management, for up to $25.0 million in aggregate cost, which includes both the share value of the acquired common stock and the fees charged in connection with acquiring the common stock (the “May 2026 Authorization”).  We began repurchasing our outstanding common stock under the May 2026 Authorization in May 2026. The May 2026 Authorization will expire in April
2027. As of September 30, 2026, we have repurchased 444,600 shares of our common stock at an aggregate cost of approximately
$3.7 million of which 287,700 and 444,600 shares were purchased during the three and nine months ended September 30, 2026 at an aggregate cost of $2.4 million and $3.7 million, respectively.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 28

Cash Flows

	Nine Months Ended September 30,
	2026	2025	Change
	(In thousands)
Net cash provided by operating activities	$28,096	$11,693	$16,403
Net cash (used in) provided by investing activities	(9,831)	37,012	(46,843)
Net cash used in financing activities	(23,839)	(31,417)	7,578
Effect of exchange rate differences on cash and cash equivalents	(20)	58	(78)
Net change in cash, cash equivalents and restricted cash	$(5,594)	$17,346	$(22,940)
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
The higher net cash provided by operating assets and liabilities for the nine months ended September 30, 2026, as compared to the prior year, was due primarily to the following factors:
•Accounts receivable: an increase in cash provided due to an increase in collections related to revenues earned late in the fourth quarter of 2025, partially offset by,
•Inventories: a decrease in cash provided due to cash used to build finished goods inventory.
Cash Flows from Investing Activities
Net cash (used in) provided by investing activities primarily relates to maturities and purchases of investment-grade marketable debt instruments, and capital expenditures supporting our growth. The decrease in cash provided during the nine months ended September 30,
2026, as compared to the prior year, is primarily due to fewer maturities as well as higher purchases of marketable securities. We believe our investments in marketable debt instruments are structured to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2026 was lower as compared to the cash used in financing activities in the prior year, due to lower repurchases of our common stock as well as lower exercises of common stock options.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 29

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

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 30

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
In addition, we pay many vendors in foreign currency and, therefore, are subject to changes in foreign currency exchange rates.  Our international sales and service operations incur expense that are denominated in foreign currencies.  This expense could be materially affected by currency fluctuations.  Our international sales and services operations also maintain cash balances denominated in foreign currencies.  To decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we do not maintain excess cash balances in foreign currencies.
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
As of September 30, 2026, our investment portfolio of $43.1 million, in investment-grade marketable debt instruments, such as U.S.
treasury securities, and corporate notes and bonds, are classified as either short-term and/or long-term investments on our Condensed
Consolidated Balance Sheets.  These investments are subject to interest rate fluctuations and a decrease in market value to the extent interest rates increase.  To minimize the exposure due to adverse shifts in interest rates, we maintain investments with a weighted average maturity of approximately four months.  As of September 30, 2026, a hypothetical 1% increase in interest rates would have resulted in approximately $0.1 million decrease in the fair value of our investments in marketable debt instruments as of such date.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 31

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
Based on that evaluation, our Interim President and Chief Executive Officer and our Interim Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 32

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
Our Desalination segment revenues largely depend on the construction of new large-scale desalination plants and the retrofit of existing desalination plants, and as a result, our operating results have historically experienced, and may continue to experience, significant variability due to volatility in capital spending, availability of project financing, project timing, execution, war or other hostilities and other factors affecting the broader water desalination industry.
We currently derive the majority of our Desalination segment revenues from sales of energy recovery products and services used in newly constructed, large-scale desalination plants and the retrofit of existing desalination plants, particularly in dry or drought-ridden regions of the world.  The demand for our products used in the Desalination segment may decrease if the construction of these large-scale desalination plants or the retrofit of existing plants declines for any reason, including, any global or regional economic downturns, worsening global or regional political conflicts, war or other hostilities, such as the 2026 conflict in Iran and escalating tensions in the Middle East, worsening regional conditions, changing government priorities, or the impact of any global or regional conflicts.
Other factors that could affect the number and capacity of large-scale desalination plants built or the timing of their completion include the availability of required engineering and design resources; availability of credit and other forms of financing; the health of the global economy; inflation rates; changes in government regulation, trade policy and tariffs, permitting requirements, or priorities; and reduced capital spending for water desalination solutions.  Each of these factors could result in reduced or uneven demand for our products.  Pronounced variability, complete cancellations or delays in the construction of such plants or reductions in spending for desalination in general could negatively impact our Desalination segment sales, which in turn could have an adverse effect on our entire business, financial condition, or results of operations, and make it difficult for us to accurately forecast our future sales.
A sustained downturn in the economy or global unrest could impact the future of new, and the retrofit of existing, desalination plants, and the treatment of various wastewater verticals, which could result in decreased demand for our products and services.
The demand for our products and services depends primarily on the continued construction of new large-scale desalination plants, the retrofit of existing plants, and the construction of wastewater treatment facilities, particularly in the countries that are part of the Gulf
Cooperation Council, China, Taiwan and India.  Weak economic conditions, global uncertainty including the continuing conflicts in Ukraine, the continuing 2026 conflict in Iran and escalating conflicts in the Middle East, as well as the impact of increased inflation and a potential stagflation resulting from such conflicts may have a negative economic impact on these and other countries, which may impact the levels of spending on, timing of, delays to, and availability of, project financing for new desalination and retrofit plant projects.  The inability of our customers to secure credit or financing for these projects, may result in the postponement or cancellation of these projects.  In addition, the change in government priorities and/or their reduction in spending for water treatment projects could result in decreased demand for our products and services, which could have an adverse effect on our business, financial condition or results of operations.
Uncertainty in the global geopolitical landscape and macro-economic environment may impact our operations outside the
U.S., including in the Middle East where many of our water megaprojects are planned.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 33

We conduct our business on a global basis.  Our products are sold in numerous countries worldwide, with a large percentage of our sales generated outside the U.S., specifically in the Middle East and Africa, and Asian markets which provide a significant portion of our total revenue.  Therefore, we are exposed to, and impacted by, global macroeconomic factors, U.S. and foreign government policies, including trade and tariff policies, and foreign exchange fluctuations.  There is uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, interest rate volatility, and labor shortages.  These global macroeconomic factors, coupled with the U.S. political climate, political unrest internationally, and conflicts in Europe and the Middle East, such as the continuing 2026 conflict in Iran and Iran’s response to attacks by the United States and Israel, have created global economic and political uncertainty, and have impacted demand for certain of our products. Further escalation of the conflict could heighten inflationary pressures on our input costs, adversely affect global financial markets, increase currency exchange rate volatility, and elevate interest rates, which could increase the cost of future financing.  In addition, tariffs imposed by the U.S. and other countries have increased, and may continue to increase, our costs, and we have experienced increased costs related to tariffs during the nine months ended September 30,
2026. Changes to existing tariffs, the imposition of new tariffs, or retaliatory trade measures by other countries could further increase our costs, affect our pricing, disrupt our supply chain, or reduce demand for our products.  While the impact and longevity of these factors remain uncertain, we are constantly evaluating the extent to which these factors will impact our business, financial condition, or results of operations.
Over the long-term, demand for our energy recovery devices could correlate to global macroeconomic and geopolitical factors.  Any disruption to the economic factors and regulations in these regions, which remain uncertain, may adversely affect our results of operations and financial condition.
In addition, there is uncertainty as to the position the U.S. will take with respect to world affairs.  This uncertainty may include such issues as the U.S. support for existing treaty and trade relationships with other countries, including, notably, China, Mexico and Canada.  This uncertainty, together with other recent key global events, such as currency control regulations and tariff regimes (including changes to, and legal challenges affecting, U.S. tariffs and any retaliatory tariffs by other countries), economic sanctions and export controls, trade restrictions, ongoing terrorist activity, and hostilities in the Middle East, may adversely impact (i) the ability or willingness of non-U.S.
companies to transact business with U.S. companies, including with us; (ii) our ability to transact business in other countries where we have existing or prospective customer relationships, including the Middle East, where many of the water megaprojects are planned; (iii) regulation and trade agreements affecting U.S. companies; (iv) global stock markets (including The NASDAQ Global Select Market on which our common shares are traded); and (v) general global economic conditions.  Furthermore, the conflicts in Europe and the Middle East have resulted in worldwide geopolitical and macroeconomic uncertainty, and we cannot predict how these conflicts will evolve or their timing.  If these conflicts continue for a significant time, further expand to other countries or regions or cannot be stabilized by any diplomatic efforts, they could have additional adverse effects on macroeconomic conditions that may have a direct adverse impact on our business and/or our supply chain, business partners or customers in the broader region.  All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.
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
Our operations in Saudi Arabia also expose us to additional geopolitical, economic, and operational risks. These risks include changes in government policies, trade regulations, local content requirements, taxation, foreign investment rules, import and export controls, sanctions regimes, currency restrictions, regional political conflicts, war or other hostilities, such as the 2026 conflict in Iran and escalating tensions in the Middle East. Any deterioration in regional stability, changes in regulatory frameworks, or actions by governmental authorities could adversely affect the facility, our employees, our suppliers, or our customers and could result in increased costs, operational disruptions, or limitations on our ability to conduct business in the region.
Further, the transfer of manufacturing knowledge, proprietary processes, and technology to a new foreign operation may increase the risk of unauthorized disclosure, misuse, or infringement of our intellectual property. We may also face challenges in maintaining consistent oversight, cybersecurity protections, internal controls, and compliance programs across geographically dispersed operations.

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 34

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
On May 6, 2026, we announced a share repurchase program (the “May 2026 Authorization”).  The following table summarizes the stock repurchase activity under the May 2026 Authorization during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares or Approximate Dollar Value(1) That May Yet be Purchased Under the Program
				(In thousands)
July 1 – July 31, 2026	164,400	$8.65	164,400	$22,241
August 1 – August 31, 2026	51,700	$8.70	51,700	$21,791
September 1 – September 30, 2026	71,600	$6.94	71,600	$21,295

(1)Including commissions
Item 3 — Defaults Upon Senior Securities
None.
Item 4 — Mine Safety Disclosures
Not applicable.
Item 5 — Other Information

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 35

10b5-1 Plans
During the three months ended September 30, 2026, no director or officer (within the meaning of Rule 16a-1(f) under the Securities
Exchange Act of 1934, as amended) has adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-
K).

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 36

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

Energy Recovery, Inc. | Q3'2026 Quarterly Report (Form 10-Q) | 37

    SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY RECOVERY, INC.

Date:	November 4, 2026	By:	/s/ ALEXANDER J. BUEHLER
Alexander J. Buehler
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2026	By:	/s/ AIDAN RYAN
Aidan Ryan
Interim Chief Financial Officer
(Principal Financial Officer)